Form 10-Q
period 2015-09-30
BAR HARBOR BANKSHARES
filed 2015-11-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 3, 2015
$2.00 Par Value	5,997,231

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2015 and December 31, 2014	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2015 and 2014	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	7

	Notes to Consolidated Interim Financial Statements	8-36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36-62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62-65

Item 4.	Controls and Procedures	65

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		67

Exhibit Index		68

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except share and per share data)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$ 12,336	$ 9,800
Securities available for sale, at fair value (amortized cost of $490,477 and $458,370, respectively)	502,680	470,525
Federal Home Loan Bank stock	23,593	21,354
Loans	975,950	919,024
Allowance for loan losses	(9,037)	(8,969)
Loans, net of allowance for loan losses	966,913	910,055
Premises and equipment, net	20,785	20,518
Goodwill	4,935	4,935
Bank owned life insurance	23,575	8,141
Other assets	13,104	13,992
TOTAL ASSETS	$1,567,921	$1,459,320

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 96,847	$ 78,802
NOW accounts	155,342	153,499
Savings and money market deposits	286,475	247,685
Time deposits	472,230	378,063
Total deposits	1,010,894	858,049
Short-term borrowings	254,720	313,520
Long-term advances from Federal Home Loan Bank	135,886	128,500
Junior subordinated debentures	5,000	5,000
Other liabilities	7,309	7,964
TOTAL LIABILITIES	1,413,809	1,313,033

Shareholders' equity
Capital stock, par value $2.00; authorized 20,000,000 and 10,000,000 shares;
issued 6,788,407 shares at September 30, 2015 and December 31, 2014, respectively	13,577	13,577
Surplus	21,404	20,905
Retained earnings	120,352	113,149
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($253) and ($251), at September 30, 2015 and
December 31, 2014, respectively	(469)	(488)
Net unrealized appreciation on securities available for sale, net of tax
of $4,017 and $3,997, at September 30, 2015 and December 31, 2014, respectively	7,460	7,423
Portion of OTTI attributable to non-credit gains, net of tax of $254 and $257, at
September 30, 2015 and December 31, 2014, respectively	472	478
Net unrealized depreciation on derivative instruments, net of tax
of $810 and $389, at September 30, 2015 and December 31, 2014, respectively	(1,504)	(722)
Total accumulated other comprehensive income	5,959	6,691
Less: cost of 793,477 and 842,082 shares of treasury stock at September 30, 2015 and
December 31, 2014, respectively	(7,180)	(8,035)

TOTAL SHAREHOLDERS' EQUITY	154,112	146,287

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,567,921	$1,459,320

 All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$10,127	$10,016	$29,449	$28,285
Interest on securities	4,008	3,719	11,502	11,704
Dividend on FHLB stock	191	71	380	209
Total interest and dividend income	14,326	13,806	41,331	40,198

Interest expense:
Deposits	1,596	1,477	4,509	4,376
Short-term borrowings	233	197	725	477
Long-term debt	801	755	2,517	2,545
Total interest expense	2,630	2,429	7,751	7,398

Net interest income	11,696	11,377	33,580	32,800
Provision for loan losses	425	491	1,320	1,376
Net interest income after provision for loan losses	11,271	10,886	32,260	31,424

Non-interest income:
Trust and other financial services	957	954	2,887	3,028
Service charges on deposit accounts	224	245	677	747
Debit card income	477	436	1,245	1,156
Net securities gains	---	(81)	1,206	666
Other operating income	370	262	858	628
Total non-interest income	2,028	1,816	6,873	6,225

Non-interest expense:
Salaries and employee benefits	4,623	4,249	13,244	12,448
Occupancy expense	550	508	1,697	1,616
Furniture and equipment expense	584	569	1,729	1,606
Debit card expenses	119	111	327	308
FDIC insurance assessments	212	165	623	530
Other operating expense	1,732	1,610	5,134	4,911
Total non-interest expense	7,820	7,212	22,754	21,419

Income before income taxes	5,479	5,490	16,379	16,230
Income taxes	1,548	1,623	4,694	4,719

Net income	$ 3,931	$ 3,867	$11,685	$11,511

Per Common Share Data:
Basic earnings per share	$ 0.66	$ 0.65	$ 1.96	$ 1.94
Diluted earnings per share	$ 0.65	$ 0.65	$ 1.93	$ 1.93

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2015	2014

Net income	$ 3,931	$ 3,867
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of $1,739 and $247, respectively	3,229	488
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $0 and $28, respectively	---	53
Net unrealized (depreciation) appreciation on interest rate derivatives, net of tax of ($339) and $58, respectively	(620)	110
Actuarial loss on supplemental executive retirement plan, net of related tax of $3 and $3, respectively	7	5
Total other comprehensive income	2,616	656
Total comprehensive income	$ 6,547	$ 4,523

	Nine Months Ended
	September 30,
	2015	2014
Net income	$11,685	$11,511
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $439 and $6,195, respectively	815	12,035
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($422) and ($226), respectively	(784)	(440)
Net unrealized (depreciation) appreciation on interest rate derivatives, net of tax of ($421) and $82, respectively	(782)	159
Actuarial loss on supplemental executive retirement plan, net of related tax of $2 and $7, respectively	19	14
Total other comprehensive (loss) income	(732)	11,768
Total comprehensive income	$10,953	$23,279

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2013	$ 9,051	$25,085	$103,907	$(7,940)	$(8,724)	$121,379
Net income	---	---	11,511	---	---	11,511
Total other comprehensive income	---	---	---	11,768	---	11,768
Dividend declared:
Common stock ($0.670 per share)	---	---	(3,967)	---	---	(3,967)
Purchase of Treasury Stock (327 shares)	---	---	---	---	(8)	(8)
Stock options exercised (24,456 shares), including related tax effects		27	(9)	---	417	435
Three-for-two stock split	4,526	(4,526)	---	---	---	---
Recognition of stock based compensation expense	---	236	---	---	---	236
Restricted stock grants (2,878 shares)	---	(53)	---	---	53	---
Balance September 30, 2014	$13,577	$20,769	$111,442	$ 3,828	$(8,262)	$141,354

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	income (loss)	Stock	Equity
Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287
Net income	---	---	11,685	---	---	11,685
Total other comprehensive income	---	---	---	(732)	---	(732)
Dividend declared:
Common stock ($0.750 per share)	---	---	(4,480)	---	---	(4,480)
Purchase of Treasury Stock (656 shares)	---	---	---	---	(24)	(24)
Stock options exercised (43,221 shares) including related tax effects	---	118	(2)	---	773	889
Recognition of stock based compensation expense	---	487	---	---	---	487
Restricted stock grants (6,040 shares)	---	(106)	---	---	106	---
Balance September 30, 2015	$13,577	$21,404	$120,352	$ 5,959	$(7,180)	$154,112

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$ 11,685	$ 11,511
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,301	1,212
Amortization of core deposit intangible	69	69
Provision for loan losses	1,320	1,376
Net securities gains	(1,206)	(666)
Net amortization of bond premiums and discounts	1,795	2,208
Recognition of stock based expense	487	236
Gains on sale of other real estate owned	(64)	---
Net change in other assets	(16)	(2,416)
Net change in other liabilities	(655)	(384)
Net cash provided by operating activities	14,716	13,146

Cash flows from investing activities:
Purchases of securities available for sale	(136,700)	(78,433)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	83,576	51,132
Proceeds from sales of securities available for sale	20,428	26,563
Net (increase) decrease in Federal Home Loan Bank stock	(2,239)	(2,984)
Purchases of bank owned life insurance	(15,000)	---
Net loans made to customers and purchased loans	(58,603)	(46,624)
Proceeds from sale of other real estate owned	110	129
Capital expenditures	(1,568)	(1,325)
Net cash used in investing activities	(109,996)	(51,542)

Cash flows from financing activities:
Net increase in deposits	152,845	51,465
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(875)	(1,133)
Proceeds from Federal Home Loan Bank advances	17,393	36,800
Repayments of Federal Home Loan Bank advances	(67,932)	(41,490)
Purchases of Treasury Stock	(24)	(8)
Proceeds from stock option exercises, including excess tax benefits	889	435
Restricted stock grant	---	---
Payments of dividends	(4,480)	(3,967)
Net cash provided by financing activities	97,816	42,102

Net (decrease) increase in cash and cash equivalents	2,536	3,706
Cash and cash equivalents at beginning of period	9,800	9,200
Cash and cash equivalents at end of period	$ 12,336	$12,906
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 7,767	$ 7,444
Income taxes	4,370	4,756

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 425	$ 320

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and nine months ended September 30, 2015, is not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other interim periods.

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

Allowance for Loan Losses:  The allowance for loan losses (the “allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb losses on loans and is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and is decreased by loans or portion of loans charged-off as uncollectible.

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

Securities that are in an unrealized loss position are reviewed at least quarterly to determine if an OTTI is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the underlying debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities’ fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of non-performing assets, loan to collateral value ratios, conditional payment rates, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether an OTTI has occurred, including the expectation of the receipt of all principal and interest due.

In addition, for securitized financial assets with contractual cash flows, such as private label mortgage-backed securities (“MBS”), the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with the current economic environment, similar to those the Company believes market participants would useEstimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2015, and December 31, 2014, there was no valuation allowance for deferred tax assets.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value (“step one”). If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2014, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2015, and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$ 3,931	$ 3,867	$ 11,685	$ 11,511

Weighted average common shares outstanding
Basic	5,991,073	5,931,342	5,972,927	5,921,427
Effect of dilutive employee stock options	75,757	52,581	81,667	44,147
Diluted	6,066,830	5,983,923	6,054,594	5,965,574

Anti-dilutive options excluded from earnings per share calculation	64,763	41,256	66,960	85,431

Per Common Share Data:
Basic earnings per share	$ 0.66	$ 0.65	$ 1.96	$ 1.94
Diluted earnings per share	$ 0.65	$ 0.65	$ 1.93	$ 1.93

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2015, and December 31, 2014:

September 30, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$295,647	$ 7,750	$ 831	$302,566
US Government agency	82,213	1,734	270	83,677
Private label	2,968	782	8	3,742
Obligations of states and political subdivisions thereof	109,649	3,621	575	112,695
Total	$490,477	$13,887	$1,684	$502,680

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$2,332	$470,525

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2015. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 5	$ 5
Due after one year through five years	5,293	5,381
Due after five years through ten years	15,972	16,912
Due after ten years	469,207	480,382
Total	$490,477	$502,680

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”). For the three and nine months ended September 30, 2015 and 2014, the Company did not have any OTTI losses recognized in earnings (before taxes).

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

As of September 30, 2015, the Company held eleven private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,360 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For all eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $472, net of tax, as included in accumulated OCI as of September 30, 2015, compared with net unrealized gains of $478, net of tax, at December 31, 2014.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects that as of September 30, 2015, it will recover the amortized cost basis of its private label MBS as depicted in the table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and nine months ending September 30, 2015, and 2014.

	2015	2014

Estimated credit losses as of June 30,	$3,180	$3,413
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	---	---
Estimated credit losses as of September 30,	$3,180	$3,413

	2015	2014

Estimated credit losses as of prior year-end,	$3,413	$3,923
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	233	510
Estimated credit losses as of September 30,	$3,180	$3,413

As of September 30, 2015, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at September 30, 2015. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2015 and December 31, 2014. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
September 30, 2015	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$36,750	57	$ 275	$22,812	32	$556	$ 59,562	89	$ 831
US Government agency	10,229	19	120	10,989	18	150	21,218	37	270
Private label	8	1	---	182	5	8	190	6	8
Obligations of states and political subdivisions thereof	26,900	48	392	4,275	14	183	31,175	62	575
Total	$73,887	125	$ 787	$38,258	69	$897	$112,145	194	$1,684

	Less than 12 months			12 months or longer			Total
December 31, 2014	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$45,899	53	$1,168	$35,511	45	$369	$ 81,410	98	$1,537
US Government agency	19,404	24	483	3,657	21	46	23,061	45	529
Private label	336	4	7	145	4	7	481	8	14
Obligations of states and political subdivisions thereof	12,549	28	240	2,724	5	12	15,273	33	252
Total	$78,188	109	$1,898	$42,037	75	$434	$120,225	184	$2,332

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2015, the total unrealized losses on these securities amounted to $831, compared with $1,537 at December 31, 2014.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at September 30, 2015 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at September 30, 2015.

•

Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2015, the total unrealized losses on these securities amounted to $270, compared with $529 at December 31, 2014. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2015 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at September 30, 2015.

•

Private label mortgage-backed securities: As of September 30, 2015, the total unrealized losses on the Bank’s private label MBS amounted to $8, compared with $14 at December 31, 2014. The Company attributes the unrealized losses at September 30, 2015 to the current illiquid market for non-agency MBS, a still recovering housing market, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at September 30, 2015.

•

Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2015, the total unrealized losses on the Bank’s municipal securities amounted to $575, compared with $252 at December 31, 2014. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that, in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to “AAA” or “AA” status. Starting in 2008 and continuing through 2015, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at September 30, 2015, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at September 30, 2015, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at September 30, 2015 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2015.

At September 30, 2015, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other than temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses on securities available for sale for the three and nine months ended September 30, 2015 and 2014.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended September 30,
2015	$ ---	$ ---	$ ---	$ ---	$ ---
2014	$ 4,342	$ 27	$108	$ ---	$ (81)

Nine months ended September 30,
2015	$20,428	$1,206	$ ---	$ ---	$1,206
2014	$26,563	$ 809	$143	$ ---	$ 666

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of September 30, 2015, and December 31, 2014:

LOAN PORTFOLIO SUMMARY

	September 30, 2015	December 31, 2014

Commercial real estate mortgages	$372,517	$325,949
Commercial and industrial	77,888	73,893
Commercial construction and land development	25,154	25,421
Agricultural and other loans to farmers	32,520	30,471
Total commercial loans	508,079	455,734

Residential real estate mortgages	391,068	382,678
Home equity loans	51,290	51,795
Other consumer loans	10,147	12,140
Total consumer loans	452,505	446,613

Tax exempt loans	15,319	16,693

Net deferred loan costs and fees	47	(16)
Total loans	975,950	919,024
Allowance for loan losses	(9,037)	(8,969)
Total loans net of allowance for loan losses	$966,913	$910,055

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at September 30, 2015, approximately 26.1% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably, and prudently expand its business. Commercial and industrial loans are primarily made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower(s) or principal(s). Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. The risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are primarily secured by tangible, non-real estate collateral.

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

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at September 30, 2015, and December 31, 2014.

TOTAL NON-PERFORMING LOANS

	September 30, 2015	December 31, 2014

Commercial real estate mortgages	$1,163	$ 3,156
Commercial and industrial loans	297	624
Commercial construction and land development	1,260	1,328
Agricultural and other loans to farmers	16	84
Total commercial loans	2,736	5,192

Residential real estate mortgages	3,492	6,051
Home equity loans	791	1,029
Other consumer loans	14	16
Total consumer loans	4,297	7,096

Total non-accrual loans	7,033	12,288
Accruing loans contractually past due 90 days or more	---	---
Total non-performing loans	$7,033	$12,288

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

Summary information pertaining to the TDRs that occurred during the three and nine months ended September 30, 2015 and 2014 follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2015			2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	3	$214	$226	3	$ 214	$ 226
Commercial and industrial loans	---	---	---	---	---	---
Agricultural and other loans to farmers	---	---	---	1	18	16
Total commercial loans	3	214	226	4	232	242

Residential real estate mortgages	---	$ ---	$ ---	3	$1,267	$1,266
Home equity loans	---	---	---	---	---	---
Other consumer loans	---	---	---	---	---	---
Total consumer loans	---	---	---	3	1,267	1,266

Total	3	$214	$226	7	$1,499	$1,508

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2014			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Agricultural and other loans to farmers	1	$100	$ 99	1	$ 100	$ 99
Total commercial loans	1	100	99	1	100	99

Total	1	$100	$ 99	1	$ 100	$ 99

The following tables show the Bank’s post-modification balance of TDRs listed by type of modification for TDRs that occurred during the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Extended maturity and adjusted interest rate	$118	$ 134	$99	$99
Adjusted payment	---	607	---	---
Adjusted payment and capitalized interest	---	187	---	---
Extended maturity, adjusted interest rate, and adjusted payment	108	580	---	---
Total	$226	$1,508	$99	$99

As of September 30, 2015, the Bank had two agricultural loans to two relationships totaling $108, six commercial real estate loans to four relationships totaling $963, four commercial and industrial loans to three relationships totaling $140, five residential real estate loans to five relationships totaling $1,650, one home equity loan for $18, and one other consumer loan for $9, that were classified as TDRs.  At

September 30, 2015, five of these TDRs totaling $812 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan, and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs.  At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

During the nine months ended September 30, 2015 and 2014, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at September 30, 2015, and December 31, 2014. Amounts shown exclude deferred loan origination fees and costs.

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 698	$ ---	$ 115	$ 813	$371,704	$372,517	$ 1,163	$ ---
Commercial and industrial	13	3	274	290	77,598	77,888	297	---
Commercial construction and land development	---	---	1,260	1,260	23,894	25,154	1,260	---
Agricultural and other loans to farmers	2	---	---	2	32,518	32,520	16	---
Residential real estate mortgages	1,429	78	1,149	2,656	388,412	391,068	3,492	---
Home equity	25	60	767	852	50,438	51,290	791	---
Other consumer loans	57	6	2	65	10,082	10,147	14	---
Tax exempt	---	---	---	---	15,319	15,319	---	---
Total	$2,224	$147	$3,567	$5,938	$969,965	$975,903	$ 7,033	$ ---

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 189	$234	$1,843	$2,266	$323,683	$325,949	$ 3,156	$ ---
Commercial and industrial	665	45	333	1,043	72,850	73,893	624	---
Commercial construction and land development	---	---	1,328	1,328	24,093	25,421	1,328	---
Agricultural and other loans to farmers	27	---	64	91	30,380	30,471	84	---
Residential real estate mortgages	1,980	547	1,681	4,208	378,470	382,678	6,051	---
Home equity	138	40	575	753	51,042	51,795	1,029	---
Other consumer loans	231	5	7	243	11,897	12,140	16	---
Tax exempt	---	---	---	---	16,693	16,693	---	$ ---
Total	$3,230	$871	$5,831	$9,932	$909,108	$919,040	$12,288	$ ---

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

Details of impaired loans as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
						Related Allowance
With no related allowance:
Commercial real estate mortgages	$1,583	$1,627	$ ---	$1,606	$1,606	$ ---
Commercial and industrial	212	246	---	309	309	---
Commercial construction and land development	---	---	---	1,328	3,253	---
Agricultural and other loans to farmers	108	108	---	181	181	---
Residential real estate loans	1,302	1,447	---	389	419	---
Home equity loans	18	18	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$3,223	$3,446	$ ---	$3,813	$5,768	$ ---

With an allowance:
Commercial real estate mortgages	$ 405	$ 405	$ 39	$1,986	$2,014	$776
Commercial and industrial	225	375	176	325	555	187
Commercial construction and land development	1,260	3,185	24	---	---	---
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	348	348	52	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	9	9	---	10	10	1
Subtotal	$2,247	$4,322	$291	$2,321	$2,579	$964
Total	$5,470	$7,768	$291	$6,134	$8,347	$964

Details of impaired loans for the three and nine months ended September 30, 2015 and 2014 follows:

	September 30, 2015				September 30, 2014
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended

	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$2,408	$20	$3,099	$42	$1,763	$11	$1,877	$43
Commercial and industrial	231	2	334	7	512	1	663	3
Commercial construction and land development	---	---	---	---	1,328	---	1,576	---
Agricultural and other loans to farmers	123	3	155	7	143	---	89	2
Residential real estate mortgages	1,332	8	1,325	21	468	3	470	10
Home equity loans	18	---	18	1	20	1	20	1
Other consumer	---	---	---	---	11	---	12	---
Subtotal	$4,112	$33	$4,931	$78	$4,245	$16	$4,707	$59

With an allowance:
Commercial real estate mortgages	$ 405	$ ---	$ 405	$ ---	$ 229	$---	$ 498	$---
Commercial and industrial	226	---	228	---	404	---	403	---
Commercial construction and land development	1,260	---	1,260	---	---	---	---	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---	---
Residential real estate mortgages	348	---	346	---	---	---	---	---
Home equity loans	---	---	---	---	---	---	---	---
Other consumer	10	---	10	---	---	---	---	---
Subtotal	$2,249	$ ---	$2,249	$ ---	$ 633	$---	$ 901	$---

Total	$6,361	$33	$7,180	$78	$4,878	$16	$5,608	$59

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

Loans that the Bank classifies as loss are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though partial recovery may be affected in the future. Losses are taken in the period in which they are determined to be uncollectible.

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

The following tables summarize the commercial loan portfolio as of September 30, 2015, and December 31, 2014, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

September 30, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$346,503	$72,568	$23,607	$32,182	$474,860
Other Assets Especially Mentioned	8,845	2,623	287	183	11,938
Substandard	17,169	2,696	1,260	155	21,280
Doubtful	---	---	---	---	---
Loss	---	1	---	---	1
Total	$372,517	$77,888	$25,154	$32,520	$508,079

December 31, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$302,376	$62,226	$23,290	$30,047	$417,939
Other Assets Especially Mentioned	11,501	7,349	---	193	19,043
Substandard	12,072	4,318	2,131	231	18,752
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$325,949	$73,893	$25,421	$30,471	$455,734

Allowance for Loan Losses: The allowance for loan losses (the “allowance”) is a reserve established through a provision for loan losses (the “provision”) charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, homogeneous risk pools and specific loss allocations, with qualitative factor adjustments for current events and conditions.   The allowance calculation also includes an estimated adjustment for a Loss Emergence Period, which improves the Bank’s ability to more accurately forecast probable losses that may exist in the loan portfolio that have not yet emerged into “problem loan” status. The Bank’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries, and the overall size of the loan portfolio, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual net charge-offs experienced to the total loan balance in the pool. The historical loss ratios are updated quarterly based on this net charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Bank’s pools of similar loans include similarly risk-graded groups of commercial real estate loans, commercial and industrial loans, commercial construction and development loans, municipal loans, residential mortgage loans, consumer revolving loans, and consumer installment loans.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015, and 2014 and twelve months ended December 31, 2014. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,289	$ 1,147	$ 145	$ 372	$ 2,485	$ 110	$ 472	$ 79	$ 9,099
Charged Off	(461)	(22)	---	(54)	---	(23)	(25)	---	(585)
Recoveries	58	31	---	3	---	6	---	---	98
Provision	600	(49)	(12)	28	(182)	11	34	(5)	425
Ending Balance	$ 4,486	$ 1,107	$ 133	$ 349	$ 2,303	$ 104	$ 481	$ 74	$ 9,037

Nine Months Ended September 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(667)	(310)	---	(72)	(70)	(48)	(376)	---	(1,543)
Recoveries	97	33	---	15	129	17	---	---	291
Provision	588	455	(12)	129	(470)	41	586	3	1,320
Ending Balance	$ 4,486	$ 1,107	$ 133	$ 349	$ 2,303	$ 104	$ 481	$ 74	$ 9,037

of which:

Amount for loans
individually evaluated for impairment	$ 39	$ 176	$ 24	$ ---	$ 52	$ ---	$ ---	$ ---	$ 291

Amount for loans
collectively evaluated for impairment	$ 4,447	$ 931	$ 109	$ 349	$ 2,251	$ 104	$ 481	$ 74	$ 8,746

Loans individually
evaluated for impairment	$ 1,988	$ 437	$ 1,260	$ 108	$ 1,650	$ 9	$ 18	$ ---	$ 5,470

Loans collectively
evaluated for impairment	$370,529	$77,451	$23,894	$32,412	$389,418	$ 10,138	$51,272	$15,319	$970,433

Three Months Ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,887	$ 1,573	$ 254	$ 371	$ 1,149	$ 103	$ 241	$ 173	$ 8,751
Charged Off	(19)	(317)	---	---	(264)	(68)	---	---	(668)
Recoveries	34	1	---	11	---	14	1	---	61
Provision	(71)	150	77	(26)	275	97	---	(11)	491
Ending Balance	$ 4,831	$ 1,407	$ 331	$ 356	$ 1,160	$ 146	$ 242	$ 162	$ 8,635

Nine Months Ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged Off	(184)	(416)	---	(14)	(557)	(148)	(18)	---	(1,337)
Recoveries	40	13	---	26	12	29	1	---	121
Provision	150	544	17	9	539	128	(5)	(6)	1,376
Ending Balance	$ 4,831	$ 1,407	$ 331	$ 356	$ 1,160	$ 146	$ 242	$ 162	$ 8,635

Twelve Months Ended December 31, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged-off	(238)	(475)	---	(14)	(650)	(191)	(52)	---	(1,620)
Recoveries	85	16	---	130	12	37	1	---	281
Provision	(204)	122	(169)	(174)	2,186	111	58	(97)	1,833
Ending Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969

of which:

Amount for loans
Individually evaluated for impairment	$ 776	$ 187	$ ---	$ ---	$ ---	$ 1	$ ---	$ ---	$ 964

Amount for loans
collectively evaluated for impairment	$ 3,692	$ 742	$ 145	$ 277	$ 2,714	$ 93	$ 271	$ 71	$ 8,005

Loans individually
evaluated for impairment	$ 3,592	$ 634	$ 1,328	$ 181	$ 389	$ 10	$ ---	$ ---	$ 6,134

Loans collectively
evaluated for impairment	$322,357	$73,259	$24,093	$30,290	$382,289	$12,130	$51,795	$16,693	$912,906

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At September 30, 2015, and December 31, 2014, loans to the lodging industry amounted to approximately $99,805 and $112,520, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the nine months ended September 30, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	Three Months Ended 9/30/2015	Nine Months Ended 9/30/2015	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$ ---	$ 1,206
Tax (expense) or benefit	---	(422)	Net securities gains
Net of tax	$ ---	$ 784	Provision for income taxes
			Net income
Amortization of post retirement benefit plan
Amortization of actuarial loss for supplemental executive retirement plan	(10)	(29)	Salaries and benefits
Tax (expense) or benefit	3	10	Provision for income taxes
Net of tax	$ (7)	$ (19)	Net income
Total reclassification for the period	$ (7)	$ 765	Net (loss) income, net of tax

Details about Accumulated Other Comprehensive Income	Three Months Ended 9/30/2014	Nine Months Ended 9/30/2014	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$(81)	$ 666
Tax (expense) or benefit	28	(226)	Net securities gains
Net of tax	$(53)	$ 440	Provision for income taxes
			Net income
Amortization of post retirement benefit plan
Amortization of actuarial loss for supplemental executive retirement plan	(16)	(21)	Salaries and benefits
Tax (expense) or benefit	5	7	Provision for income taxes
Net of tax	$(11)	$ (14)	Net income
Total reclassification for the period	$(64)	$ 426	Net income, net of tax

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

At September 30, 2015, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. These derivative instruments were interest rate cap agreements. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At September 30, 2015, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of September 30, 2015 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at September 30, 2015	Fair Value September 30, 2015	Cumulative Cash Flows Received

$25,000	06/02/21	3.00%	$ 922	$ 921	$ 327	$ ---
$20,000	06/04/24	3.00%	$ 1,470	$ 1,470	$ 688	$ ---
$20,000	10/21/21	3.00%	$ 632	$ 632	$ 297	$ ---
$25,000	10/21/24	3.00%	$ 1,542	$ 1,542	$ 939	$ ---

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

At September 30, 2015, the total fair value of the interest rate cap agreements was $2,251, compared with $3,455 at December 31, 2014. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. For the nine months ended September 30, 2015, less than $1 of premium amortization was recorded.  During the next twelve months, $34 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(2,314)	$(1,504)
Unamortized premium on interest rate caps	4,565	2,967
Total	$ 2,251	$ 1,463

	December 31, 2014
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(1,111)	$ (722)
Unamortized premium on interest rate caps	4,566	2,968
Total	$ 3,455	$2,246

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

The following tables summarize the net periodic benefit costs for the three and nine months ended September 30, 2015, and 2014:

	Supplemental Executive Retirement Plans

Three Months Ended September 30,	2015	2014

Service cost	$ 17	$ 16
Interest cost	32	37
Actuarial loss on supplemental executive retirement plan, net of tax	7	7
Net periodic benefit cost	$ 56	$ 60

	Supplemental Executive Retirement Plans

Nine Months Ended September 30,	2015	2014

Service cost	$ 53	$ 48
Interest cost	94	112
Actuarial loss on supplemental executive retirement plan, net of tax	19	21
Net periodic benefit cost	$166	$181

The Company is expected to recognize $234 of expense for the foregoing plans for the year ended December 31, 2015. The Company is expected to contribute $291 to the foregoing plans in 2015. As of September 30, 2015, the Company had contributed $216.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014

Commitments to originate loans	$42,030	$21,147
Unused lines of credit	$98,326	$92,817
Un-advanced portions of construction loans	$14,857	$23,434
Standby letters of credit	$ 385	$ 325

As of September 30, 2015, and December 31, 2014, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 11: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at September 30, 2015, and December 31, 2014. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At September 30, 2015, and December 31, 2014, the balance of the core deposit intangible asset amounted to $493 and $562, respectively.

	September 30, 2015	December 31, 2014
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	290	221
Net carrying amount	$493	$562

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$302,566	$ ---	$302,566
US Government agencies	$ ---	$ 83,677	$ ---	$ 83,677
Private label	$ ---	$ 3,742	$ ---	$ 3,742
Obligations of states and political subdivisions thereof	$ ---	$112,695	$ ---	$112,695
Derivative assets	$ ---	$ 2,251	$ ---	$ 2,251

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$288,210	$ ---	$288,210
US Government agencies	$ ---	$ 83,346	$ ---	$ 83,346
Private label	$ ---	$ 4,524	$ ---	$ 4,524
Obligations of states and political subdivisions thereof	$ ---	$ 94,445	$ ---	$ 94,445
Derivative assets	$ ---	$ 3,455	$ ---	$ 3,455

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Nine Months Ended 9/30/15	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/15	Loss

Other real estate owned	$ --	$ --	$ 818	$ 818	$ 20
Collateral dependent impaired loans	$ --	$ --	$2,022	$2,022	$ ---

For the Twelve Months Ended 12/31/14	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/14	Loss

Other real estate owned	$ --	$ --	$ 523	$ 523	$397
Collateral dependent impaired loans	$ --	$ --	$1,986	$1,986	$ ---

The Company had total collateral dependent impaired loans with carrying values of $2,022 and $1,986 which had specific reserves included in the allowance of $277 and $776, at September 30, 2015 and December 31, 2014, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2015 and December 31, 2014, follows:

September 30, 2015	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 12,336	$12,336	$ ---	$ ---	$ 12,336
Federal Home Loan Bank stock	23,593	---	23,593	---	23,593
Loans, net	966,913	---	968,543	---	968,543
Interest receivable	5,025	---	5,025	---	5,025

Financial liabilities:
Deposits (with no stated maturity)	$538,664	$ ---	$538,664	$ ---	$538,664
Time deposits	472,230	---	474,426	---	474,426
Borrowings	395,606	---	396,756	---	396,756
Interest payable	483	---	483	---	483

December 31, 2014	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,800	$9,800	$ ---	$ ---	$ 9,800
Federal Home Loan Bank stock	21,354	---	21,354	---	21,354
Loans, net	910,055	---	913,784	---	913,784
Interest receivable	4,795	---	4,975	---	4,795

Financial liabilities:
Deposits (with no stated maturity)	$479,986	$ ---	$479,986	$ ---	$479,986
Time deposits	378,063	---	379,132	---	379,132
Borrowings	447,020	---	447,637	---	447,637
Interest payable	499	---	499	---	499

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, and financial condition at September 30, 2015 and December 31, 2014, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the third quarter of 2015 and 2014 was $1,029 and $987 respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2015 and 2014, the amount of tax exempt income included in interest income was $2,821 and $2,978, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $522 and $475 in the third quarter of 2015 and 2014, respectively, and $1,426 and $1,429 for the nine months ended September 30, 2015 and 2014, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The Company presents its efficiency ratio using non-GAAP information. The GAAP efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income and non-interest income. The non-GAAP efficiency ratio presented in this press release is computed by dividing non-interest expense by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and OTTI, and other significant non-recurring expenses.

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

For the three months ended September 30, 2015, the Company reported net income of $3,931, compared with $3,867 for the third quarter of 2014, representing an increase of $64, or 1.7%. The Company’s diluted earnings per share amounted to $0.65 for the quarter, unchanged compared with the third quarter of 2014. The Company’s annualized return on average shareholders’ equity amounted to 10.32% for the quarter, compared with 10.98% in the third quarter of 2014. The Company’s third quarter return on average assets amounted to 0.98%, compared with 1.06% in the third quarter of 2014.

For the nine months ended September 30, 2015, the Company reported net income of $11,685, compared with $11,511 for the same period in 2014, representing an increase of $174, or 1.5%. The Company’s diluted earnings per share amounted to $1.93 for the nine months ended September 30, 2015, unchanged compared with the same period in 2014. The Company’s annualized return on average shareholders equity amounted to 10.40%, compared with 11.50% for the first nine months of 2014. The Company’s return on average assets amounted to 1.02% for the nine months ended September 30, 2015, compared with 1.09% for the same period in 2014.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date operating results were highlighted by a $777, or 2.3% increase in tax-equivalent net interest income, despite a fifteen basis point decline in the tax-equivalent net interest margin compared with the first nine months of 2014. Led by a $540 increase in realized securities gains, total non-interest income increased $648, or 10.4%, compared with the nine months ended September 30, 2014. The Company continued to focus on the management of its operating expenses, posting a year-to-date efficiency ratio of 55.5%.

Led by growth in the loan and securities portfolios as well as the purchase of bank owned life insurance, total assets stood at $1,567,921 at quarter end, representing an increase of $108,601 or 7.4% compared with December 31, 2014. Total loans ended the second quarter at $975,950, representing an increase of $56,926, or 6.2%, compared with December 31, 2014. The credit quality of the loan portfolio remained relatively stable during the first nine months of 2015, highlighted by a $5,255, or 42.8%, decline in non-performing loans compared with December 31, 2014.

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

Total Net Interest Income: For the three months ended September 30, 2015, net interest income on a tax-equivalent basis amounted to $12,218, compared with $11,852 for the third quarter of 2014, representing an increase of $366, or 3.1%. The increase in third quarter 2015 tax-equivalent net interest income compared with the third quarter of 2014 was attributed to average earning asset growth of $122,624, or 8.8%, as the tax-equivalent net interest margin declined eighteen basis points.

For the nine months ended September 30, 2015, net interest income on a tax-equivalent basis amounted to $35,006, compared with $34,229 for the same period in 2014, representing an increase of $777, or 2.3%. The increase in tax-equivalent net interest income compared with the first nine months of 2014 was attributed to average earning asset growth of $97,811, or 7.2%, as the tax-equivalent net interest margin declined fifteen basis points.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax-equivalent adjustments, for the three and nine months ended September 30, 2015, and 2014:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

		2015			2014
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 990,549	$10,187	4.08%	$ 899,887	$10,078	4.44%
Securities (2,3)	498,347	4,470	3.56%	468,645	4,132	3.50%
Federal Home Loan Bank stock	23,593	191	3.21%	21,333	71	1.32%

Total Earning Assets	1,512,489	14,848	3.89%	1,389,865	14,281	4.08%

Non-Interest Earning Assets:
Cash and due from banks	6,585			4,744
Allowance for loan losses	(9,142)			(8,660)
Other assets (2)	76,958			60,430
Total Assets	$1,586,890			$1,446,379

Interest Bearing Liabilities:
Deposits	$ 899,980	$ 1,596	0.70%	$ 797,564	$ 1,477	0.73%
Borrowings	440,612	1,034	0.93%	426,727	952	0.89%
Total Interest Bearing Liabilities	1,340,592	2,630	0.78%	1,224,291	2,429	0.79%
Rate Spread			3.11%			3.29%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	88,136			75,399
Other liabilities	6,971			6,977
Total Liabilities	1,435,699			1,306,667
Shareholders' equity	151,191			139,712
Total Liabilities and Shareholders' Equity	$1,586,890			$1,446,379
Net interest income and net interest margin (3)		12,218	3.20%		11,852	3.38%
Less: Tax Equivalent adjustment		(522)			(475)
Net Interest Income		$11,696	3.07%		$11,377	3.25%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

	2015			2014
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 959,560	$29,633	4.13%	$ 874,701	$28,467	4.35%
Securities (2,3)	481,695	12,744	3.54%	471,878	12,951	3.67%
Federal Home Loan Bank stock	22,971	380	2.21%	19,836	209	1.41%

Total Earning Assets	1,464,226	42,757	3.90%	1,366,415	41,627	4.07%

Non-Interest Earning Assets:
Cash and due from banks	4,921			4,128
Allowance for loan losses	(9,242)			(8,701)
Other assets (2)	76,040			54,456
Total Assets	$1,535,945			$1,416,298

Interest Bearing Liabilities:
Deposits	$ 828,529	$ 4,509	0.73%	$ 801,850	$ 4,376	0.73%
Borrowings	471,274	3,242	0.92%	405,828	3,022	1.00%
Total Interest Bearing Liabilities	1,299,803	7,751	0.80%	1,207,678	7,398	0.82%
Rate Spread			3.10%			3.25%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	78,933			68,049
Other liabilities	6,930			6,775
Total Liabilities	1,385,666			1,282,502
Shareholders' equity	150,279			133,796
Total Liabilities and Shareholders' Equity	$1,535,945			$1,416,298
Net interest income and net interest margin (3)		35,006	3.20%		34,229	3.35%
Less: Tax Equivalent adjustment		(1,426)			(1,429)
Net Interest Income		$33,580	3.07%		$32,800	3.21%

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

For the three months ended September 30, 2015, the tax equivalent net interest margin amounted to 3.20%, compared with 3.38% in the third quarter of 2014, representing a decline of eighteen basis points. The decline in the net interest margin was attributed to a nineteen basis point decline in the weighted average yield on earning assets, partially offset by a one basis point decline in the weighted average cost of interest bearing liabilities, compared with the third quarter of 2014.

For the nine months ended September 30, 2015, the tax equivalent net interest margin amounted to 3.20%, compared with 3.35% for the same period in 2014, representing a decline of fifteen basis points. The decline in the net interest margin was attributed to a seventeen basis point decline in the weighted average yield on earning assets, partially offset by a two basis point decline in the weighted average cost of interest bearing liabilities, compared with the first nine months of 2014.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2015			2014				2013
Quarter:	3	2	1	4	3	2	1	4
Interest Earning Assets:
Loans (1,3)	4.08%	4.08%	4.23%	4.19%	4.44%	4.26%	4.35%	4.33%
Securities (2,3)	3.56%	3.43%	3.63%	3.74%	3.50%	3.77%	3.75%	3.61%
Federal Home Loan Bank stock	3.21%	1.63%	1.74%	1.50%	1.32%	1.43%	1.49%	0.37%
Total Earning Assets	3.89%	3.83%	3.99%	4.00%	4.08%	4.05%	4.10%	4.03%

Interest Bearing Liabilities:
Deposits	0.70%	0.73%	0.75%	0.75%	0.73%	0.73%	0.73%	0.82%
Borrowings	0.93%	0.90%	0.93%	0.96%	0.89%	0.99%	1.12%	1.15%
Total Interest Bearing Liabilities	0.78%	0.80%	0.82%	0.82%	0.79%	0.82%	0.85%	0.93%

Rate Spread	3.11%	3.03%	3.17%	3.18%	3.29%	3.23%	3.25%	3.10%

Net Interest Margin (3)	3.20%	3.12%	3.27%	3.28%	3.38%	3.32%	3.34%	3.21%

Net Interest Margin without Tax Equivalent Adjustments	3.07%	2.99%	3.14%	3.15%	3.25%	3.18%	3.20%	3.07%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

For the three months ended September 30, 2015, the weighted average yield on average earning assets amounted to 3.89%, compared with 4.08% in the third quarter of 2014, representing a decline of nineteen basis points. As more fully discussed below, this decline was attributed to a lower weighted average yield on the Bank’s loan portfolio, which declined thirty-six basis points compared with the third quarter of 2014. The decline in the weighted average loan yield was partially offset by a six basis point increase in the weighted average yield on securities.

For the nine months ended September 30, 2015, the weighted average yield on average earning assets amounted to 3.90%, compared with 4.07% for the same period in 2014, representing a decline of seventeen basis points. As more fully discussed below, this decline was attributed to lower yields on the Bank’s loan and securities portfolios which declined twenty-two and thirteen basis points, respectively, compared with the first nine months of 2014.

For the three and nine months ended September 30, 2015, the weighted average cost of interest bearing liabilities amounted to 0.78% and 0.80%, compared with 0.79% and 0.82% for the same periods in 2014, representing a declines of one and two basis points, respectively. As more fully discussed below, these declines principally reflected the ongoing re-pricing of maturing borrowings at historically low interest rates.

Interest and Dividend Income:  For the three months ended September 30, 2015, total interest and dividend income on a tax-equivalent basis amounted to $14,848, compared with $14,281 in the third quarter of 2014, representing an increase of $567, or 4.0%. The increase in interest and dividend income was attributed to average earning asset growth of $122,624, or 8.8%, as the weighted average earning asset yield declined nineteen basis points to 3.89%.

For the three months ended September 30, 2015, total tax-equivalent interest income from the securities portfolio amounted to $4,470, representing an increase of $338, or 8.2%, compared with the third quarter of 2014. The increase in interest income from securities was principally attributed to a $29,702, or 6.3%, increase in total average securities, combined with a six basis point increase in the weighted average securities yield to 3.56%. The increase in the weighted average securities yield largely reflected higher levels of MBS purchase discount accretion during the current quarter compared with the same quarter in 2014.

For the three months ended September 30, 2015, total tax-equivalent interest income from the loan portfolio amounted to $10,187, representing an increase of $109, or 1.1%, compared with the third quarter of 2014. The increase in interest income from loans was principally attributed to a $90,662, or 10.1% increase in the average loan portfolio, which was almost entirely offset by a thirty-six basis point decline in the weighted average loan yield to 4.08%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates.

For the nine months ended September 30, 2015, total interest and dividend income on a tax-equivalent basis amounted to $42,757, compared with $41,627 for the same period in 2014, representing an increase of $1,130, or 2.7%. The increase in interest and dividend income was attributed to average earning asset growth of $97,811, or 7.2%, as the weighted average earning asset yield declined seventeen basis points to 3.90%.

For the nine months ended September 30, 2015, total tax-equivalent interest income from the securities portfolio amounted to $12,744, representing a decline of $207, or 1.6%, compared with the first nine months of 2014. The decline in interest income from securities was principally attributed to a thirteen basis point decline in the weighted average securities portfolio yield to 3.54%, partially offset by a $9,817 or 2.1% increase in total average securities, compared with the same period in 2014. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows in a still- historically low interest rate environment.

For the nine months ended September 30, 2015, total tax-equivalent interest income from the loan portfolio amounted to $29,633, representing an increase of $1,166, or 4.1%, compared with the first nine months of 2014. The increase in interest income from loans was principally attributed to an $84,859, or 9.7% increase in the weighted average loan portfolio, largely offset by a twenty-two basis point decline in the weighted average loan yield to 4.13%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates.

Interest Expense: For the three months ended September 30, 2015, total interest expense amounted to $2,630, compared with $2,429 in the third quarter of 2014, representing an increase of $201, or 8.3%. The increase in interest expense was principally attributed to an $116,301 or 9.5% increase in total average interest bearing liabilities, partially offset by a one basis point decline in the weighted average cost of interest bearing liabilities, compared with the third quarter of 2014.

The decline in the third quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2014 was principally attributed to prevailing, historically low short-term and long-term market interest rates with deposits being added or replaced at a lower cost. For the three months ended September 30, 2015, the total weighted average cost of interest bearing liabilities amounted to 0.78%, compared with 0.79% in the third quarter of 2014. The weighted average cost of borrowed funds increased four basis points to 0.93%, while the weighted average cost of interest bearing deposits declined three basis points to 0.70%, compared with the third quarter of 2014.

For the nine months ended September 30, 2015, total interest expense amounted to $7,751, compared with $7,398 for the same period in 2014, representing an increase of $353, or 4.8%. The increase in interest expense was principally attributed to a $92,125, or 7.6%, increase in total average interest bearing liabilities, partially offset by a two basis point decline in the weighted average cost of interest bearing liabilities, compared with the first nine months of 2014.

The decline in the weighted average cost of interest bearing liabilities compared with the first nine months of 2014 was principally attributed to prevailing, historically low short-term and long-term market interest rates with borrowings and deposits being added or replaced at a lower cost. For the nine months ended September 30, 2015, the total weighted average cost of interest bearing liabilities amounted to 0.80%, compared with 0.82% for the same period in 2014. The weighted average cost of borrowed funds declined eight basis points to 0.92%, while the weighted average cost of interest bearing deposits was unchanged at 0.73%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2015 and 2014

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$1,011	$(902)	$109
Securities (2,3)	262	76	338
Federal Home Loan Bank stock	8	112	120
TOTAL EARNING ASSETS	$1,281	$(714)	$567

Interest bearing deposits	190	(71)	119
Borrowings	31	51	82
TOTAL INTEREST BEARING LIABILITIES	$ 221	$ (20)	$201

NET CHANGE IN NET INTEREST INCOME	$1,060	$(694)	$366

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$2,759	$(1,593)	$1,166
Securities (2,3)	270	(477)	(207)
Federal Home Loan Bank stock	33	138	171
TOTAL EARNING ASSETS	$3,062	$(1,932)	$1,130

Interest bearing deposits	145	(12)	133
Borrowings	487	(267)	220
TOTAL INTEREST BEARING LIABILITIES	$ 632	$ (279)	$ 353

NET CHANGE IN NET INTEREST INCOME	$2,430	$(1,653)	$ 777

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

The overall credit quality of the Bank’s loan portfolio remained relatively stable during the nine months ended September 30, 2015, with non-performing loans posting a significant decline from year-end 2014. Total non-performing loans amounted to $7,033 at September 30, 2015, compared with $12,288 at December 31, 2014, representing a decline of $5,255, or 42.8%. Total non-performing loans expressed as a percentage of total loans ended the quarter at 0.72%, down from 1.34% at December 31, 2014. Similarly, the allowance for loan losses expressed as a ratio to non-performing loans ended the quarter at 128.5%, up from 73.0% at December 31, 2014.

For the nine months ended September 30, 2015, total net loan charge-offs amounted to $1,252, or annualized net charge-offs to average loans outstanding of 0.17%, compared with $1,216 and 0.19%, respectively, during the first nine months of 2014.

For the three and nine months ended September 30, 2015, the Bank recorded provisions of $425 and $1,320, compared with $491 and $1,376 for the same periods in 2014, representing declines of $66 and $56, or 13.4% and 4.1%, respectively. The foregoing provisions were largely driven by year-to date loan growth of $56,926.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and nine months ended September 30, 2015, total non-interest income amounted to $2,028 and $6,873, compared with $1,816 and $6,225 for the same periods in 2014, representing increases of $212 and $648, or 11.7% and 10.4%, respectively.

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

For the three months ended September 30, 2015, trust and other financial service fees amounted to $957, compared with $954 in the third quarter of 2014, representing an increase of $3, or 0.3%. For the nine months ended September 30, 2015, trust and other financial service fees amounted to $2,887, compared with $3,028 for the same period in 2014, representing a decline of $151, or 5.0%. This decline was attributed to lower levels of revenue from retail brokerage activities. At September 30, 2015 total assets under management stood at $370,590, compared with $394,949 at December 31, 2014, representing a decline of $24,359, or 6.2%. The decline in assets under management was attributed to broad declines in the equities market since year end 2014.

Service Charges on Deposit Accounts: Service charges on deposits are principally derived from customer overdraft fees. For the three and nine months ended September 30, 2015, income from service charges on deposit accounts amounted to $224 and $677, compared with $245 and $747 for the same periods in 2014, representing declines of $21 and $70, or 8.6% and 9.4%, respectively. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: For the three and nine months ended September 30, 2015, income generated from debit card service charges and fees amounted to $477 and $1,245, compared with $436 and $1,156 for the same periods in 2014, representing increases of $41 and $89, or 9.4% and 7.7%, respectively. These increases were attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended September 30, 2015, the Bank recorded no realized securities gains, compared with realized securities losses of $81 for the third quarter of 2014. For the nine months ended September 30, 2015, the Bank recorded realized securities gains of $1,206, compared with $666 for the same period in 2014, representing an increase of $540, or 81.1%. The realized securities gains largely reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile, while simultaneously generating income.

Other Operating Income: For the three and nine months ended September 30, 2015, total other operating income amounted to $370 and $858, compared with $262 and $628 for the same periods in 2014, representing increases of $108 and $230, or 41.2% and 36.6%, respectively, compared with the same periods in 2014. The increases in other operating income were principally attributed to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) during the first quarter of this year. Further information regarding BOLI is incorporated by reference to the below Financial Condition management discussion and analysis covering Bank Owned Life Insurance in this report on Form 10-Q.

Non-interest Expense

For the three and nine months ended September 30, 2015, total non-interest expense amounted to $7,820 and $22,754, compared with $7,212 and $21,419 for the same periods in 2014, representing increases of $608 and $1,335, or 8.4% and 6.2%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three and nine months ended September 30, 2015, total salaries and employee benefits expense amounted to $4,623 and $13,244, compared with $4,249 and $12,448 for the same periods in 2014, representing increases of $374 and $796, or 8.8% and 6.4%, respectively. The increases in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries and higher levels of employee health insurance, higher levels of employee incentive and equity compensation, as well as increases in staffing levels and strategic changes in staffing mix.

Occupancy Expense: For the three and nine months ended September 30, 2015, total occupancy expense amounted to $550 and $1,697, compared with $508 and $1,616 for the same periods in 2014, representing increases of $42 and $81, or 8.3% and 5.0%, respectively. These increases were largely attributed to higher levels of building and grounds maintenance expense, including snow removal earlier in the year.

Furniture and Equipment Expense: For the three and nine months ended September 30, 2015, total furniture and equipment expense amounted to $584 and $1,729, compared with $569 and $1,606 for the same periods in 2014 representing increases of $15 and $123, or 2.6% and 7.7%, respectively. These increases were largely attributed to a variety of technology upgrades and certain new technology systems and applications.

Other Operating Expenses: For the three and nine months ended September 30, 2015, total other operating expenses amounted to $1,732 and $5,134, compared with $1,610 and $4,911 for the same periods in 2014, representing increases of $122 and $223, or 7.6% and 4.5%, respectively. These increases were attributed to a variety of expense categories including professional services, and shareholder related expenses.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses. For the three and nine months ended September 30, 2015, the Company’s efficiency ratios amounted to 54.4% and 55.5%, compared with 52.2% and 53.5% for the same periods in 2014, respectively.

Income Taxes

For the three and nine months ended September 30, 2015, total income taxes amounted to $1,548 and $4,694, compared with $1,623 and $4,719 for the same periods in 2014, representing declines of $75 and $25, or 4.6% and 0.5%,  respectively.

The Company's effective tax rates for the three and nine months ended September 30, 2015 amounted to 28.3% and 28.7%, compared with 29.6% and 29.1% for the same periods in 2014, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2015, represented 62.2% and 32.1%, respectively, of total assets, compared with 63.0% and 32.2%, respectively, at December 31, 2014.

At September 30, 2015, the Company’s total assets stood at $1,567,921, compared with $1,459,320 at December 31, 2014, representing an increase of $108,601, or 7.4%.

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

Securities available for sale represented 100% of total securities at September 30, 2015, and December 31, 2014. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At September 30, 2015, total net unrealized securities gains amounted to $12,203, compared with net unrealized gains of $12,155 at December 31, 2014. The unrealized gains at September 30, 2015 and December 31, 2014 were attributed to market interest rates, which declined significantly since the date the securities were purchased.

Total Securities: At September 30, 2015, total securities amounted to $502,680, compared with $470,525 at December 31, 2014, representing an increase of $32,155, or 6.8%. The securities purchased during the first nine months of 2015 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, as well as obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of September 30, 2015 and December 31, 2014:

September 30, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$295,647	$ 7,750	$ 831	$302,566
US Government agency	82,213	1,734	270	83,677
Private label	2,968	782	8	3,742
Obligations of states and political subdivisions thereof	109,649	3,621	575	112,695
Total	$490,477	$13,887	$1,684	$502,680

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$2,332	$470,525

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at September 30, 2015, amounted to an excess of $1,684, or 0.3% of the amortized cost of the total securities portfolio. At December 31, 2014 this amount represented an excess of $2,332, or 0.5% of the amortized cost of the total securities portfolio. As of September 30, 2015, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $897, compared with $434 at December 31, 2014.

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

Loans

Total Loans: At September 30, 2015, total loans stood at $975,950, compared with $919,024 at December 31, 2014, representing an increase of $56,926, or 6.2%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30, 2015	December 31, 2014

Commercial real estate mortgages	$372,517	$325,949
Commercial and industrial	77,888	73,893
Commercial construction and land development	25,154	25,421
Agricultural and other loans to farmers	32,520	30,471
Total commercial loans	508,079	455,734

Residential real estate mortgages	391,068	382,678
Home equity loans	51,290	51,795
Other consumer loans	10,147	12,140
Total consumer loans	452,505	446,613

Tax exempt loans	15,319	16,693

Net deferred loan costs and fees	47	(16)
Total loans	975,950	919,024
Allowance for loan losses	(9,037)	(8,969)
Total loans net of allowance for loan losses	$966,913	$910,055

Commercial Loans: At September 30, 2015, total commercial loans stood at $508,079, compared with $455,734 at December 31, 2014, representing an increase of $52,345, or 11.5%.

Commercial loan growth has generally been challenged by a still-soft economy, continued economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the growth of commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a resilient local economy that has been faring better than the nation as a whole.

Consumer Loans: At September 30, 2015, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $452,505, compared with $446,613 at December 31, 2014, representing an increase of $5,892, or 1.3%. The increase in consumer loans compared with year-end 2014 was aided by the purchase of residential mortgage loans.  Loans originated and closed by the Bank during the first nine months of 2015 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2015	December 31, 2014

Commercial real estate mortgages	$1,163	$ 3,156
Commercial and industrial loans	297	624
Commercial construction and land development	1,260	1,328
Agricultural and other loans to farmers	16	84
Total commercial loans	2,736	5,192

Residential real estate mortgages	3,492	6,051
Home equity loans	791	1,029
Other consumer loans	14	16
Total consumer loans	4,297	7,096

Total non-accrual loans	7,033	12,288
Accruing loans contractually past due 90 days or more	---	---
Total non-performing loans	$7,033	$12,288

Allowance for loan losses to non-performing loans	128.5%	73.0%
Non-performing loans to total loans	0.72%	1.34%
Allowance to total loans	0.93%	0.98%

At September 30, 2015, total non-performing loans amounted to $7,033, compared with $12,288 at December 31, 2014, representing a decline of $5,255, or 42.8%.

Non-performing commercial real estate mortgages totaled $1,163 at September 30, 2015, representing a decline of $1,993, or 63.1%, compared with December 31, 2014. At September 30, 2015, non-performing commercial real estate mortgages were represented by ten business relationships, with outstanding balances ranging from $23 to $287.

Non-performing commercial and industrial loans totaled $297 at September 30, 2015, representing a decline of $327, or 52.4%, compared with December 31, 2014.  At September 30, 2015, non-performing commercial and industrial loans were represented by seven business relationships, with outstanding balances ranging from $3 to $170.

Non-performing commercial construction and land development loans totaled $1,260 at September 30, 2015, representing a decline of $68, or 5.1%, compared with December 31, 2014. At September 30, 2015, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the remaining housing units.

Non-performing residential real estate mortgages totaled $3,492 at September 30, 2015, representing a decline of $2,559, or 42.3%, compared with December 31, 2014. At September 30, 2015, non-performing residential real estate loans were represented by thirty-six, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $6 to $688.

Non-performing home equity loans totaled $791 at September 30, 2015, representing a decline of $238, or 23.1%, compared with December 31, 2014. At September 30, 2015, non-performing home equity loans were represented by six relationships with outstanding balances ranging from $1 to $584.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of September 30, 2015, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $1,533 and $3,120 at September 30, 2015 and December 31, 2014, or 0.16% and 0.34% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At September 30, 2015, the Bank identified thirty-one commercial relationships totaling $18,545 as potential problem loans, or 1.9% of total loans (i.e., substandard loans that are current and performing). At December 31, 2014, the Bank identified twenty-seven commercial relationships totaling $13,534 as potential problem loans, or 1.5% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of September 30, 2015, the Bank had two agricultural loans to two relationships totaling $108, six commercial real estate loans to four relationships totaling $963, four commercial and industrial loans to three relationships totaling $140, five residential real estate loans to five relationships totaling $1,650, one home equity loan for $18, and one other consumer loan for $9, that were classified as TDRs.  At September 30, 2015, five of these TDRs totaling $812 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan, and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs. At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

Allowance for Loan Losses: At September 30, 2015, the allowance for loan losses (the “allowance”) stood at $9,037, compared with $8,969 at December 31, 2014, representing an increase of $68, or 0.8%. The moderate increase in the allowance from December 31, 2014 was largely attributed to loan growth, offset by favorable changes in the overall mix of non-performing and potential problem loans. At September 30, 2015, the allowance expressed as a percentage of non-performing loans stood at 128.5%, compared with 73.0% at December 31, 2014. At September 30, 2015, the allowance expressed as a percentage of total loans stood at 0.93%, compared with 0.98% at December 31, 2014.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,022 as of September 30, 2015, compared with $1,986 as of December 31, 2014.  The related allowances for loan losses on these loans amounted to $277 as of September 30, 2015, compared with $776 as of December 31, 2014.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2015 and 2014.

ALLOWANCE FOR LOAN LOSSES

NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

	2015	2014

Balance at beginning of period	$8,969	$8,475
Charge-offs:
Commercial real estate mortgages	667	184
Commercial and industrial	310	416
Commercial construction and land development	---	---
Agricultural and other loans to farmers	72	14
Residential real estate mortgages	70	557
Other consumer loans	48	148
Home equity loans	376	18
Tax exempt loans	---	---
Total charge-offs	1,543	1,337

Recoveries:
Commercial real estate mortgages	$ 97	$ 40
Commercial and industrial loans	33	13
Commercial construction and land development	---	---
Agricultural and other loans to farmers	15	26
Residential real estate mortgages	129	12
Other consumer loans	17	29
Home equity loans	---	1
Tax exempt loans	---	---
Total recoveries	291	121

Net charge-offs	1,252	1,216
Provision charged to operations	1,320	1,376
Balance at end of period	$9,037	$8,635

For the nine months ended September 30, 2015, total net loan charge-offs amounted to $1,252, or annualized net charge-offs to average loans outstanding of 0.17%, compared with $1,216 and 0.19%, respectively, during the first nine months of 2014.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the nine months ended September 30, 2015.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2015 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At September 30, 2015, the Bank’s OREO amounted to $818, compared with $523 as of December 31, 2014, representing an increase of $295, or 56.4%.  Three residential and three commercial properties comprised the September 30, 2015 balance of OREO.

During the nine months ended September 30, 2015, one commercial real estate loan was added to OREO.  There were write-downs totaling $20 and one OREO property was sold for $110. There were gains of $64 recorded on the property that was sold.

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

At September 30, 2015, the cash surrender value of BOLI amounted to $23,575, compared with $8,141 at December 31, 2014, representing an increase of $15,434, or 189.6%. The increase in BOLI was attributed to additional purchases during the first quarter of this year and, to a lesser extent, increases in the cash surrender value of the existing and new BOLI policies.

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

At September 30, 2015, total deposits stood at $1,010,894, compared with $858,049 at December 31, 2014, representing an increase of $152,845, or 17.8%.  The Bank’s transaction accounts experienced a combined increase of $58,678, or 12.2%, compared with December 31, 2014, largely reflecting the seasonality of the Bank’s core deposit base. Time deposits increased $94,167 compared with December 31, 2014, which was largely attributed to certificates of deposit obtained from the national market. This increase was utilized to help fund the Bank’s earning asset growth while shifting $51,414 of its borrowings into time deposits, thereby bolstering its on balance sheet liquidity position.

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

At September 30, 2015, total borrowings amounted to $395,606, compared with $447,020 at December 31, 2014, representing a decline of $51,414, or 11.5%. During the current quarter the Bank shifted a portion of its borrowings into time deposits, thereby strengthening its on balance sheet liquidity position.

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

As depicted in the table below, as of September 30, 2015, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier I of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier I capital to total risk-weighted assets of 8.0%

•

Tier I capital to average assets  (“Leverage Ratio”) of 5.0%

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2015 and December 31, 2014, under the rules applicable at that date.

					To be well
					Capitalized under
			For Capital		Prompt corrective
Consolidated			Adequacy Purposes		Action provisions
	Actual		Required		Required
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$157,242	16.66%	$ 75,511	8.0%	N/A
Bank	$159,000	16.86%	$ 75,442	8.0%	$ 94,303	10.0%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	$143,021	15.15%	$ 42,475	4.5%	N/A
Bank	$144,779	15.35%	$ 42,436	4.5%	$ 61,297	6.5%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$143,021	15.15%	$ 56,633	6.0%	N/A
Bank	$144,779	15.35%	$ 56,582	6.0%	$ 75,442	8.0%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	$143,021	9.04%	$ 63,270	4.0%	N/A
Bank	$144,779	9.16%	$ 63,237	4.0%	$ 79,047	5.0%

					To be well
					Capitalized under
			For Capital		Prompt corrective
	Consolidated		Adequacy Purposes		Action provisions
	Actual		Required		Required
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$148,188	17.24%	$68,766	8.0%	N/A
Bank	$149,546	17.42%	$68,697	8.0%	$85,871	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$134,099	15.60%	$34,383	4.0%	N/A
Bank	$135,457	15.77%	$34,348	4.0%	$51,522	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$134,099	9.30%	$57,689	4.0%	N/A
Bank	$135,457	9.40%	$57,656	4.0%	$72,070	5.0%

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

The Company paid a regular cash dividend of 25.5 cents per share of common stock in the third quarter of 2015, representing an increase of 2.5 cents, or 10.9%, compared with the third quarter of 2014.

The Company's Board of Directors recently declared  a fourth quarter 2015 regular cash dividend of 26.0 cents per share of Company common stock, representing an increase of 2.5 cents, or 10.6%, compared with the fourth quarter of 2014. The quarterly cash dividend is payable to all Company stockholders of record as of the close of business November 13, 2015, and will be paid on December 15, 2015. This represented the eighteenth consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

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

As of September 30, 2015, the Company had repurchased 158,413 shares of stock under this plan, at a total cost of $2,968 and an average price of $18.74 per share. During the nine months ended September 30, 2015, the Company repurchased 656 shares under the plan, of which 221 shares were repurchased in the second quarter and 435 shares were repurchased in the third quarter. The Company records repurchased shares as treasury stock.

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

At September 30, 2015, commitments under existing standby letters of credit totaled $385, compared with $325 at December 31, 2014. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Commitments to originate loans	$ 42,030	$ 21,147
Unused lines of credit	98,326	92,817
Un-advanced portions of construction loans	14,857	23,434
Total	$155,213	$137,398

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

At September 30, 2015 and December 31, 2014, the Bank had four outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of 4% or higher of total assets over the 30-day horizon. At September 30, 2015, liquidity, as measured by the basic surplus/deficit model, was 13.4% over the 30-day horizon and 14.0% over the 90-day horizon, largely reflecting strong seasonal deposit in-flows.

At September 30, 2015, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $266 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At September 30, 2015, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $152,483, or 9.7% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to impact the timing or approach to revenue recognition for financial institutions. The likely impact for financial institutions will relate only to disclosures. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations or cash flows.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2015, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury Note of 0.63% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

SEPTEMBER 30, 2015

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ 28	$ (536)
Net interest income (%)	0.06%	-1.18%
Year 2
Net interest income ($)	$(1,751)	$(1,628)
Net interest income (%)	-3.86%	-3.59%

As more fully discussed below, the September 30, 2015, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one-year and two year horizons and then level off over the three year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Shares purchase activity during the three months ended September 30, 2015 was as follows:

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2015	435	$35.65	435	291,587
August 1-31, 2015	---	$ ---	---	291,587
September 1-30, 2015	---	$ ---	---	291,587

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: November 5, 2015	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: November 5, 2015	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1		Articles of Incorporation, as amended to date (filed herewith).

3.2		Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4		Instruments Defining Rights of Security Holders.

4.1		Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2		Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3		Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4		Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1	*	Form of Restricted Stock Unit Agreement (SVP Phantom Stock) made subject to the Company’s previously filed Equity Incentive Plan of 2015 (filed herewith).

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

101

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory arrangement.