Form 10-K
period 2015-12-31
BAR HARBOR BANKSHARES
filed 2016-03-14
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $208,605,852 based on the closing sale price of the common stock on the NYSE MKT on June 30, 2015, the last trading day of the registrant’s most recently completed second quarter.

Number of shares of Common Stock par value $2.00 outstanding as of March 9, 2016:  6,009,723

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

(xi)

The integrity of information systems are under significant threat from cyber-attacks by third parties, including thorough coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes; and

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Market Competition	8
	Management and Employees	9
	Supervision and Regulation	9
	Monetary Policy and Economic Environment	19
	Financial Information About Industry Segments	19
	Availability of Information – Company Website	19

ITEM 1A	RISK FACTORS	20

ITEM 1B	UNRESOLVED STAFF COMMENTS	28

ITEM 2	PROPERTIES	28

ITEM 3	LEGAL PROCEEDINGS	29

ITEM 4	MINE SAFETY DISCLOSURES	29

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29

	Market Information	29
	Performance Graph	29
	Dividends	30
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities	31
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers	31
	Stock Based Compensation Plans	31
	Transfer Agent Services	31

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	32

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

	Executive Overview	33
	Application of Critical Accounting Policies	35
	Financial Condition	38
	Results of Operations	59

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the “Company”) (“BHB”) was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2015, the Company had total consolidated assets of $1.58 billion and total shareholders’ equity of $154.2 million.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a materially adverse impact on the Bank or its liquidity position. Approximately 91.8% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

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

The Bank staffs a call center, providing customers with telephone and e-mail responses to their questions and needs. The Bank also offers free banking-by-mail services.

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

Automated Teller Machines (ATMs) are located at each of the Bank’s fifteen (15) branch locations. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to over 225 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2015, Trust Services served 713 client accounts, with assets under management and assets held in custody amounting to $377.5 million and $34.3 million, respectively.

Market Competition

The Company competes principally in downeast, midcoast and central Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be Hancock, Knox, Washington, Kennebec and Sagadahoc counties, each in the state of Maine. According to the 2014 Census Bureau Report estimate, the population of these five counties was 54,696, 39,676, 31,808, 121,112 and 35,045, respectively, representing a combined population of approximately 282,337. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

No part of the Company’s business is materially dependent upon one, or a few customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of the Company.

Management and Employees

The Company has two principal executive officers: Curtis C. Simard, President and Chief Executive Officer, and Gerald Shencavitz, Executive Vice President, Chief Financial Officer and Treasurer.

For the quarter ended December 31, 2015, the Bank employed 205 full-time equivalent employees, Trust Services employed 13 full-time equivalent employees, and the Company employed 3 full-time employees, representing a full-time equivalent complement of 221 employees of the Company. None of the employees are represented by collective bargaining agreements.

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

Regulatory Agencies

Bar Harbor Bankshares is a legal entity separate and distinct from its first tier bank subsidiary, Bar Harbor Bank & Trust and its second tier subsidiary, Bar Harbor Trust Services. As a bank holding company, the Company is regulated under the Bank Holding Company Act (“BHC”) and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s common stock is listed on The NYSE MKT (“NYSE”) under the trading symbol “BHB,” and is subject to the rules of NYSE for listed companies.

As a Maine chartered financial institution, Bar Harbor Bank & Trust ("Bank") is subject to supervision, periodic examination, and regulation by the BFI and FDIC. The prior approval of the Bureau and the FDIC is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. Under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which implemented and continues to implement significant changes to the regulation of the financial services industry.

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

Permitted Activities: Generally, bank holding companies are prohibited under the BHC Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking. The Federal Reserve Board has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. We currently have no plans to make a financial holding company election.

Sound Banking Practices: Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believes it not prudent to do so. The Federal Reserve Board has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1,000,000 for each day the activity continues.

Source of Strength: In accordance with Federal Reserve Board policy, the holding company is expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. As discussed below, the holding company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

Anti-tying Restrictions: Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Acquisitions: The BHC Act, the Bank Merger Act, the laws of the State of Maine applicable to financial institutions and other federal and state statutes regulate acquisitions of banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

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

Dividends:  Dividends from the Bank are the Company's principal source of cash revenues. Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

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

Annual Reporting; Examinations: The Company is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

Imposition of Liability for Undercapitalized Subsidiaries: The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically”

undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

Transactions with Affiliates:  The holding company and the Bank are considered “affiliates” of each other under the Federal Reserve Act, and transactions between such affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

State Law Restrictions: As a Maine corporation, the holding company is subject to certain limitations and restrictions under applicable Maine corporate law. For example, state law restrictions in Maine include limitations and restrictions relating to indemnification of directors, distributions and dividends to stockholders, transactions involving directors, officers or interested stockholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

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

Basel III Capital Rules Effective January 1, 2015: The federal bank regulatory authorities’ risk-based capital guidelines were previously based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel I. The Basel Committee on Banking Supervision is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provided two approaches for setting capital standards for credit risk -an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that based risk weightings on external credit assessments to a much greater extent than permitted in previous risk-based capital guidelines. Basel II also set capital requirements for operational risk and refined the existing capital requirements for market risk exposures.

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

As of December 31, 2015, each of the Company’s regulatory capital ratios at both the Company and the Bank exceeded the minimums prescribed under Basel III (including consideration of a fully phased in capital conservation buffer, as discussed below) by approximately 500 basis points or more.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, that federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio, the leverage ratio and the new ratio requirement under Basel III, the common equity Tier 1 capital ratio.

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

The final rules also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchase, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2015 and December 31, 2014, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, in the “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

Significant Banking Regulations Applicable to the Bank

Deposit Insurance: The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, (“DIF”), of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The current annualized assessment rate is approximately six basis points and the rate is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

The enactment of the Emergency Economic Stabilization Act of 2008 then-temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and in July of 2010, the Dodd-Frank Act made the increased coverage amount permanent.

The Volcker Rule: Through the Volker Rule, the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investments companies (defined as hedge funds and private equity funds). The Company does not currently believe that the Volker Rule will have a material effect on the operations of the Company or the Bank, as we do not engage in the businesses prohibited by the Volcker Rule.

Depositor Preference: The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Consumer Financial Protection: The Company is subject to a number of federal and state consumer protection laws that govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank's ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

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

Brokered Deposit Restrictions:  Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest rate paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits.

Community Reinvestment Act: The Community Reinvestment Act of 1977 (“CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

Insider Credit Transactions: Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal stockholders and any related interests of such persons. Extensions of credit to such persons must: (i) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions and (ii) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

FDICIA: Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Examinations: The Bank is examined from time-to-time by its primary federal banking regulator, the FDIC and the Maine Bureau of Financial Institutions (“BFI”).

Financial Privacy:  In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999  (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act: A major focus of governmental policy on financial institutions over the last decade has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001  (“USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, can have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation: The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.

Other Laws and Regulations:  The Company is not only subject to federal laws applicable to it, it is also subject to the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Guidance on Sound Compensation Policies

In 2010, the federal bank regulators jointly issued final guidance on sound compensation policies (“SICP”) intended to ensure that the compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The SICP guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The SICP guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Changing Regulatory Structure and Future Legislation and Regulation

Congress may enact further legislation that affects the regulation of the financial services industry, and the Maine legislature may enact further legislation affecting the regulation of financial institutions chartered by the State of Maine. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The Company cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on its business.

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

Negative developments in the financial services industry since 2008 resulted in uncertainty in the financial markets in general and a related general economic recession. In addition, as a consequence of the U.S. recession, businesses across a wide range of industries faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly during this period. Some of these circumstances continued into 2015 and continue to be an issue today.

As a result of these financial and economic crises, many lending institutions, including the Bank, experienced, in recent years, declines in the performance of their loans, including construction, commercial real estate loans, and other commercial and consumer loans. Moreover, competition among depository institutions for core deposits and quality loans increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined.  Bank and bank holding company stock prices were negatively affected, and the ability of bank and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Certain elements of the Dodd-Frank Act became effective immediately, while the details of some provisions remain subject to implementing regulations that are yet to be adopted by various applicable regulatory agencies. The ultimate impact that the Dodd-Frank Act will have on our Company, the financial services industry and the economy cannot be known until all such implementing regulations called for under the Dodd-Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which the Company markets its products and services, manages its business and operations and interactions with regulators, all of which, while not currently anticipated, could materially impact the Company’s results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact the Company’s business include, but are not limited to: regulatory oversight of compensation, the imposition of capital requirements on holding companies and, to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading. There is also increased regulatory scrutiny (and related compliance costs). These include but are not limited to the Bank's oversight by the CFPB.

Additionally, the Company is monitoring regulatory developments related to the “Volcker Rule” and their impact on community banks. In January 2014, the FRB, the OCC, the FDIC, the SEC and the Commodity Futures Trading Commission approved an interim final rule that exempts trust-preferred securities (TruPS) that back collateralized debt obligations (CDOs) held by qualifying community banks from the application of some portions of the Volcker Rule. The final Volcker Rule, approved by regulators in December 2013, generally prohibited banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and barred them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations were TruPS CDOs. Application of the Volcker Rule to TruPS CDOs would have forced many banks, including many community banks, to treat the TruPS CDO holdings as impaired and write down the value or sell the holdings entirely. The American Bankers Association filed a lawsuit in 2013 to block the provision from going into effect. In addition, some lawmakers also called on the regulators to revise the rule to minimize the effect on community banks. On January 14, 2014, the regulators announced the first revision to the Volcker Rule in the form of an interim final rule. The revision will allow some smaller banks to retain their interests in TruPS CDOs, though there are conditions to the exemption. The interim final rule exemption only applies when all of the following requirements are met:

•

The TruPS CDOs have been issued by banks with less than $15 billion in assets;

•

The TruPS CDOs have been established before May 19, 2010; and

•

The bank must have acquired the TruPS CDOs prior to December 10, 2013.

The Company did not own any TruPS CDOs as of and during the twelve months ended December 31, 2015 and 2014.

To the extent the Dodd-Frank Act and the related extensive rules and regulations impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom the Company transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with our Company.

The Bank is subject to credit risk.

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

A number of our hospitality and other customers rely upon a high number of visits from tourists and vacationers to Acadia National Park as a significant part of their businesses. Prolonged interruptions or shutdowns in the operation of tourist destination sites within our market areas could have a material adverse effect on our business and results of operations.

Interest rate volatility could significantly reduce the Company’s profitability.

The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-bearing assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, the Bank’s higher-rate loans and investments may be subject to prepayment risk, which could negatively impact its net interest margin. Conversely, if interest rates increase, the Bank’s loans and investment securities may be subject to extension risk, which could negatively impact its net interest margin as well.

Declines in fair value may adversely impact Bank’s investment securities portfolio.

The Company may be required to record other-than-temporary impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including, municipal bond defaults, lack of liquidity for re-sales of certain investment securities, or adverse actions by regulators, could have a negative effect on the Company’s securities portfolio in future periods.

The Company may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any, or the Company may otherwise elect to raise additional capital.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside the Company’s control, and on its financial performance. Accordingly, we cannot be assured of our Company’s ability to raise additional capital if needed or on terms acceptable to us.  If the Company cannot raise additional capital when needed, or on reasonable terms, it may have a material adverse effect on its financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is unknown.

In 2013, the FRB, along with other federal agencies, issued final rules implementing Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act.

These rules, which became effective on January 1, 2015, refine the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements to be considered “adequately capitalized” are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which was increased from 4.0%; (iii) a total capital ratio of 8.0%, which was unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios to be considered “adequately capitalized”, and when fully effective in 2019, will result in the following minimum capital ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the “adequately capitalized” ratios plus the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares, if the Company were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Company having to restructure its business models or increase its holdings of liquid assets. Implementation of changes in asset risk weightings for risk-based capital calculations, including items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in the Company modifying its business strategy.

The Bank may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and its cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates, and competitive pressures.

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

Changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Bank’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows.

The Company is subject to a variety of operational risks, including reputational risk, legal risk, and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect the Company’s business and results of operations.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

If personal, non-public, confidential, or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (i.e., computer viruses or electrical or telecommunications outages, natural disaster, disease pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business (i.e., by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage, and regulatory intervention.

Disruptions to the Company’s information systems and security breaches could adversely affect its business and reputation.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its businesses and to store sensitive data, including financial information regarding its customers. The integrity of information systems are under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. The Company employs an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with the Company’s third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect the Company’s financial condition or results of operations. The Company offers its customers the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that the Company’s customers’ systems are not secure or are otherwise compromised, its network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that the Company’ activities or the activities of its clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose the Company to claims, regulatory scrutiny, litigation and other possible liabilities.

While to date the Company has not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, the Company’s systems and those of its clients and third-party service providers are under constant threat and we may experience a significant event in the future. The Company may suffer material financial losses related to these risks in the future or it may be subject to liability for compromises to its client or third-party service provider systems. Any such losses or liabilities could adversely affect the Company’s financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

The Company continually encounters technological change.

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

The Company is subject to possible claims and litigation pertaining to fiduciary responsibilities.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of our Company and our products and services as well as impact customer demand for our products and services.

Strong competition within our markets may significantly impact the Company’s profitability.

The Company competes with an ever-increasing array of financial service providers. See the section entitled “Competition” of Item 1 of this Form 10-K for additional information about our competitors. Competition from nationwide banks, as well as local institutions, continues to mount in our markets.

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

To compete, the Company focuses on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect the Company’s growth and profitability.

Tax law changes may adversely affect the Company’s net income, effective tax rate, and its overall results of operations and financial condition.

The Company’s financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented.

The Company regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met.

The preparation of the Company’s financial statements requires the use of estimates that could significantly vary from actual results.

The preparation of the company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The most critical estimate is the allowance for loan losses. Due to the inherent nature of estimates, the Company cannot provide absolute assurance that it will not significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than provided for in the allowance.

The Company’s access to funds from subsidiaries may be restricted.

Bar Harbor Bankshares is a separate and distinct legal entity from our Bank and nonbanking subsidiaries. Bar Harbor Bankshares depends on dividends, distributions and other payments from its banking and nonbanking subsidiaries to fund dividend payments on its common stock and to fund all payments on its other obligations. The Company’s subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Bar Harbor Bankshares, which could impede access to funds it needs to make payments on its obligations or dividend payments.

The Company may be unable to attract and retain key personnel.

The Company’s success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and the Company and its subsidiaries may not be able to hire or retain the key personnel that it depends upon for success. In addition, the Bank’s rural geographic marketplace, combined with relatively expensive real estate purchase prices within the area of the Bank’s principal office location in Bar Harbor, Maine, create additional risks for the Company and the Bank’s ability to attract and retain key personnel. The unexpected loss of services of one or more of the our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of our business, the Bank  may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The cost associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact the Company’s business and the business of its customers.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our Company’s ability to conduct business. Such events could affect the stability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In particular, such events may have a particularly negative impact upon the business of our customers who are engaged in the hospitality and natural resource dependent industries in our market area, which could have a direct negative impact on our Company’s business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located at 82 Main Street, Bar Harbor, Maine, which also serves as the main office for the Bank. The Bank is currently completing a substantial renovation of its Bar Harbor facility to better meet its business needs at that location.  Renovations are expected to be completed in 2016.

As of December 31, 2015, the Bank operated fifteen (15) full-service banking offices throughout downeast, midcoast and central Maine, namely: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Topsham, South China, Augusta, Winter Harbor, Milbridge, Machias, and Lubec. The Bank owns twelve of these banking offices and leases three at prevailing market rates.

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

In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served. Additional information relating to the Company’s properties is provided in Part II, Item 8, Note 17 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K and incorporated herein by reference.

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

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, payable as a large stock dividend, which was paid on May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014.  All previously reported share and per share data included in public filings subsequent to the payment date have been adjusted to reflect the retroactive effect of this three-for-two stock split.  Refer to Note 2 Three-for-two Common Stock Split, of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further information concerning the stock split.

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE MKT by calendar quarter for each of the last two years:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2015	$33.98	$30.03	$37.98	$32.50	$36.35	$28.97	$36.08	$30.00
2014	$26.89	$24.02	$28.02	$24.24	$30.00	$26.02	$32.86	$28.00

As of March 9, 2016, there were 6,009,723 shares of Company common stock, par value $2.00 per share, outstanding and approximately 885 Registered Shareholders of record, as obtained through the Company’s transfer agent.

Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares' cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index, the S&P 500 index, and the ABA NASDAQ Community Bank index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

	12/10	12/11	12/12	12/13	12/14	12/15

Bar Harbor Bankshares	100.00	107.22	124.62	153.27	190.34	210.93
NYSE MKT Composite	100.00	104.50	110.18	118.63	120.72	107.77
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
ABA Nasdaq Community Bank Index	100.00	94.19	109.44	154.36	161.15	176.07

Dividends

Common stock dividends paid by the Company in 2015 and 2014 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2015	$0.245	$0.250	$0.255	$0.260	$1.010
2014	$0.217	$0.223	$0.230	$0.235	$0.905

During 2015, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $6,040 compared with $5,362 in 2014. The Company’s 2015 dividend payout ratio amounted to 39.9% compared with 36.7% in 2014. The total regular cash dividends paid in 2015 amounted to $1.01 per share of common stock, compared with $0.905 in 2014, representing an increase of $0.105 per share, or 11.6%.

In the first quarter of 2016, the Company’s Board of Directors declared a regular cash dividend of $0.265 per share of common stock, representing an increase of $0.02 or 8.2% compared with the first quarter of 2015.

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

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the years ended December 31, 2015, and 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser” for the quarter ended December 31, 2015.

Information relating to the Company’s stock repurchase program is provided in Part II, Item 7, Stock Repurchase Plan, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Stock Based Compensation Plans

Information regarding stock-based compensation awards both outstanding and available for future grants as of December 31, 2015, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no compensation plans under which equity securities of the Company may be issued that have not been approved by shareholders. Additional information is presented in Note 15, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by security holders	229,435	$26.93	192,110
Equity compensation plans not approved by security holders	---	N/A	---
Total	229,435	$26.93	192,110

Transfer Agent Services

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquiries may be directed to: American Stock Transfer & Trust Company, 6201 15th Avenue, 3rd Floor, Brooklyn, NY, 11219, telephone: 1-800-937-5449, Internet address: www.amstock.com.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The supplementary financial data presented in the following table contains information highlighting certain significant trends in the Company’s financial condition and results of operations over the past five years.

The following information should be analyzed in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the audited consolidated financial statements included in this Annual Report on Form 10-K. Unless otherwise noted, all dollars are expressed in thousands except share and per share data.

FIVE-YEAR SUMMARY OF FINANCIAL DATA

As of and For the Years Ended December 31,

	2015	2014	2013	2012	2011
Balance Sheet Data

Total assets	$1,580,055	$1,459,320	$1,373,893	$1,302,935	$1,167,466
Total securities	504,969	470,525	450,170	418,040	381,880
Total loans	990,070	919,024	852,857	815,004	729,003
Allowance for loan losses	(9,439)	(8,969)	(8,475)	(8,097)	(8,221)
Total deposits	942,787	858,049	835,651	795,012	722,890
Total borrowings	474,791	447,020	409,445	371,567	320,283
Total shareholders' equity	154,152	146,287	121,379	128,046	118,250
Average assets	1,541,327	1,424,209	1,345,353	1,252,390	1,151,163
Average shareholders' equity	151,391	136,672	125,340	125,600	111,135

Results Of Operations

Interest and dividend income	$ 55,224	$ 53,718	$ 50,749	$ 50,838	$ 50,907
Interest expense	10,390	9,905	11,663	13,867	16,518
Net interest income	44,834	43,813	39,086	36,971	34,389
Provision for loan losses	1,785	1,833	1,418	1,652	2,395
Net interest income after provision for loan losses	43,049	41,980	37,668	35,319	31,994

Non-interest income	8,979	7,758	7,566	7,709	6,792
Non-interest expense	30,908	29,211	26,860	25,618	23,281

Income before income taxes	21,120	20,527	18,374	17,410	15,505
Income taxes	5,967	5,914	5,191	4,944	4,462
Net income	$ 15,153	$ 14,613	$ 13,183	$ 12,466	$ 11,043

Per Common Share Data
Basic earnings per share	$ 2.53	$ 2.470	$ 2.240	$ 2.13	$ 1.91
Diluted earnings per share	$ 2.50	$ 2.450	$ 2.220	$ 2.12	$ 1.90
Cash dividends per share	$ 1.010	$ 0.905	$ 0.833	$ 0.780	$ 0.730
Dividend payout ratio	39.86%	36.69%	37.28%	36.62%	38.29%

Selected Financial Ratios
Return on total average assets	0.98%	1.03%	0.98%	1.00%	0.96%
Return on total average equity	10.01%	10.69%	10.52%	9.93%	9.94%
Tax-equivalent net interest margin	3.19%	3.33%	3.15%	3.23%	3.23%

Capital Ratios
Tier 1 leverage capital ratio	9.37%	9.30%	9.01%	8.87%	9.32%
Tier 1 risk-based capital ratio	15.55%	15.60%	14.97%	14.15%	14.29%
Total risk-based capital ratio	17.12%	17.24%	16.62%	15.78%	16.06%
Common equity tier 1	15.55%	N/A	N/A	N/A	N/A

Asset Quality Ratios
Net charge-offs to average loans	0.14%	0.15%	0.12%	0.23%	0.37%
Allowance for loan losses to total loans	0.95%	0.98%	0.99%	0.99%	1.13%
Allowance for loan losses to non-performing loans	134.7%	73.0%	95.9%	82.1%	63.7%
Non-performing loans to total loans	0.71%	1.34%	1.04%	1.21%	1.77%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2015, 2014, and 2013, and financial condition at December 31, 2015, and 2014, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share and per share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Specifically, included in 2015, 2014, and 2013 interest income of $3,869, $3,926 and $3,589, respectively, was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $1,958, $1,885 and $1,762 in 2015, 2014 and 2013, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2015, the Company had consolidated assets of $1.58 billion and was one of the larger independent community banking institutions in the state of Maine.

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

For the year ended December 31, 2015, the Company reported net income of $15,153, compared with $14,613 for the year ended December 31, 2014, representing an increase of $540, or 3.7%. The Company’s 2015 diluted earnings per share amounted to $2.50, compared with $2.45 in 2014, representing an increase of $0.05, or 2.0%.

The Company’s 2015 return on average shareholders’ equity amounted to 10.01%, compared with 10.69% in 2014.  The Company’s 2015 return on average assets amounted to 0.98%, compared with 1.03% in 2014.

As more fully enumerated in the following management discussion and analysis, the Company’s 2015 operating results were highlighted by loan and deposit growth of $71,046 and $84,738 or 7.7% and 9.9%, respectively, compared with December 31, 2014. Driven by total average earning asset growth of $97,287 or 7.1%, the Bank’s tax-equivalent net interest income increased $1,094 or 2.4%, compared with 2014. Led by a $931 increase in realized securities gains, total non-interest income increased $1,221 or 15.7%, compared with 2014. The Company continued to focus on the management of its operating expenses, as reflected by its 2015 efficiency ratio of 56.3%.

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

Refer to Part II, Item 7, Impaired Securities, and Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K, for further discussion and analysis concerning other-than-temporary impairments.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2015, and 2014, there were no valuation allowances for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2015, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

Refer to Notes 1 and 8 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill.

FINANCIAL CONDITION

Asset/Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average interest earning assets represented 95.3% of total average assets during 2015, compared with 96.3% in 2014. The decline was largely attributed to the purchase of BOLI in the first quarter of the current year, the income from which is included in non-interest income.

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

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2015, represented 62.7% and 32.0% of total assets, compared with 63.0% and 32.2% at December 31, 2014, respectively.

At December 31, 2015, the Company’s total assets stood at $1,580,055, compared with $1,459,320 at December 31, 2014, representing an increase of $120,735, or 8.3%. The increase in total assets was principally attributed to a $71,046 or 7.7% increase in total loans, followed by a $34,444 or 7.3% increase in securities. Also contributing to the increase in total assets was the purchase of additional bank owned life insurance (“BOLI”), which increased $15,606, or 191.7%, compared with December 31, 2014.

Securities

The average securities portfolio represented 33.0% of the Company’s total average interest earning assets in 2015 and generated 29.8% of its total tax-equivalent interest and dividend income, compared with 34.3% and 31.2% in 2014.

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

Total Securities: At December 31, 2015, total securities amounted to $504,969 compared with $470,525 at December 31, 2014, representing an increase of $34,444, or 7.3%. Securities purchased during 2015 consisted of MBS securities issued and guaranteed by U.S. Government agencies and sponsored enterprises and, to a lesser extent, tax exempt obligations of state and political subdivisions.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2015 and 2014.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2015, and 2014:

December 31, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$2,332	$470,525

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents MBS issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. In August of 2011, Standard and Poor’s, a major credit rating agency, downgraded all debt issued and guaranteed by the United States from “AAA” to “AA+”. Accordingly, all of these securities were credit rated “AA+” at December 31, 2015 and 2014.

At December 31, 2015, the amortized cost of MBS issued by U.S. Government-sponsored enterprises totaled $304,106, compared with $282,217 at December 31, 2014, representing an increase of $21,889, or 7.8%. At December 31, 2015, the amortized cost of MBS issued by U.S. Government enterprises comprised 61.3% of the securities portfolio, compared with 61.6% at December 31, 2014.

At December 31, 2015, the Bank’s weighted average yield on MBS issued by U.S. Government-sponsored enterprises amounted to 2.81% compared with 3.24% at December 31, 2014.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents MBS backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association (“GNMA”). All of these securities were credit rated “AA+” at December 31, 2015 and 2014.

At December 31, 2015, the total amortized cost of the Bank’s MBS issued by U.S. Government agencies totaled $78,408, compared with $82,249 at December 31, 2014, representing a decline of $3,841, or 4.7%. At December 31, 2015, the amortized cost of mortgage-backed securities issued by U.S. Government agencies comprised 15.8% of the Bank’s securities portfolio, compared with 17.9% at December 31, 2014.

At December 31, 2015, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 2.95%, compared with 2.85% at December 31, 2014.

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

At December 31, 2015, the total amortized cost of the Bank’s private-label MBS amounted to $2,713, compared with $3,723 at December 31, 2014, representing a decline of $1,010, or 27.1%. This decline was attributed to principal pay downs on the underlying securities collateral throughout 2015. At December 31, 2015, the amortized cost of mortgage-backed securities issued by private-label issuers comprised 0.5% of the Bank’s securities portfolio, compared with 0.8% at December 31, 2014.

At December 31, 2015, the weighted average yield on the Bank’s private-label MBS portfolio amounted to 11.59%, compared with 10.79% at December 31, 2014. The unusually high yields were largely attributed to interest received on certain other-than-temporarily impaired securities where the book value was significantly lower than the contractual par value.

At December 31, 2015, $2,032 of the total amortized cost of the Bank’s private-label MBS portfolio was rated below investment grade by at least one of the major credit rating agencies, compared with $2,794 at December 31, 2014. All of these below investment grade securities had been rated “AAA” by the credit rating agencies at the date of purchase and continued to be rated “AAA” through December 31, 2007. Beginning in 2008, unprecedented market stresses began affecting all MBS (Government agency and private-label) as the economy, in general, and the housing market, in particular, seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private-label MBS, which necessitated OTTI write-downs under existing accounting standards each year from 2008 through 2013. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 4 in this Annual Report on Form 10-K for further information on OTTI.

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

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2015 and 2014, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2015 and 2014 all municipal bond issuers were current on contractually obligated interest and principal payments.

At December 31, 2015, the amortized cost of the Bank’s municipal bond portfolio, totaled $110,952, compared with $90,181 at December 31, 2014, representing an increase of $20,771, or 23.0%. At December 31, 2015, the amortized cost of municipal bonds comprised 22.4% of the Bank’s securities portfolio, compared with 19.7% at December 31, 2014. At December 31, 2015, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 5.57%, compared with 5.47% at December 31, 2014.

Securities Maturity Distribution and Weighted Average Yields:  The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2015. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES

MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS

DECEMBER 31, 2015

(at fair value)

	One Year or less		Greater than one year to Five years		Greater than Five to ten years		Greater than ten years		TOTAL
	Estimated Fair Value	Weighted Average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted Average yield	Estimated Fair Value	Weighted Average yield

Mortgage-backed securities:
US Government- Sponsored enterprises	$28	4.63%	$ 2,830	3.81%	$11,369	3.30%	$292,766	2.95%	$306,993	2.81%
US Government agency	---	0.00%	367	1.94%	2,690	3.07%	76,073	2.91%	79,130	2.95%
Private label	---	0.00%	259	5.43%	229	99.01%	2,976	12.92%	3,464	11.59%
Obligations of states and political subdivisions thereof	---	0.00%	1,212	5.19%	1,682	9.22%	112,488	5.52%	115,382	5.57%
Total	$28		$4,668		$15,970		$484,303		$504,969

Securities Concentrations: At December 31, 2015 and 2014, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 2% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2015, amounted to an excess of $3,041 or 0.6% of the total amortized cost of the securities portfolio. At December 31, 2014, this amount represented an excess of $2,332 or 0.5% of the total amortized cost of the securities portfolio. As of December 31, 2015, unrealized losses on securities in a continuous unrealized loss position more than twelve months amounted to $1,161, compared with $434 at December 31, 2014. The increase in net unrealized losses was attributed to changes in long-term interest rates and pricing spreads at December 31, 2015, compared with December 31, 2014, which unfavorably impacted the fair value of the Bank’s fixed income portfolio.

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

At December 31, 2015, the Bank’s investment in FHLB stock totaled $21,479, compared with $21,354 at December 31, 2014, representing an increase of $125, or 0.6%. The foregoing increase was attributed to increased FHLB borrowing levels during 2015. Additionally, during 2015 shares held in excess of the minimum required amount were redeemed at par value.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. The ratio of the FHLB’s market value of equity to its par value of capital stock was 139% at December 31, 2015, compared with 129% at December 31, 2014.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of December 31, 2015, and was classified as adequately capitalized by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at September 30, 2015.  Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2015. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At December 31, 2015, total loans amounted to $990,070, compared with $919,024 at December 31, 2014, representing an increase of $71,046, or 7.7%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2015	2014	2013	2012	2011

Commercial real estate mortgages	$371,002	$325,949	$336,542	$324,493	$285,484
Commercial and industrial	79,911	73,893	73,972	59,373	62,450
Commercial construction and land development	24,926	25,421	18,129	22,120	30,060
Agricultural and other loans to farmers	31,003	30,471	26,929	24,922	26,580
Total commercial loans	506,842	455,734	455,572	430,908	404,574

Residential real estate mortgages	406,652	382,678	317,115	297,103	239,799
Home equity loans	51,530	51,795	49,565	53,303	51,462
Other consumer loans	9,698	12,140	14,523	19,001	22,906
Total consumer loans	467,880	446,613	381,203	369,407	314,167

Tax exempt loans	15,244	16,693	16,355	15,244	9,700

Net deferred loan costs and fees	104	(16)	(273)	(555)	562
Total loans	990,070	919,024	852,857	815,004	729,003
Allowance for loan losses	(9,439)	(8,969)	(8,475)	(8,097)	(8,221)
Total loans net of allowance for loan losses	$980,631	$910,055	$844,382	$806,907	$720,782

At December 31, 2015, commercial loans comprised 51.2% of the total loan portfolio, compared with 49.6% at December 31, 2014. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 47.3% of total loans at December 31, 2015, compared with 48.6% at December 31, 2014.

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

At December 31, 2015, total commercial loans amounted to $506,842, compared with $455,734 at December 31, 2014, representing an increase of $51,108, or 11.2%.

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

Reflecting the Bank’s business region, at December 31, 2015, approximately $95,330 or 25.7% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry, compared with $107,286 or 32.9% at December 31, 2014. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Consumer Loans: At December 31, 2015, total consumer loans stood at $467,880 compared with $446,613 at December 31, 2014, representing an increase of $21,267, or 4.8%. At December 31, 2015, residential real estate mortgage loans represented 86.9% of total consumer loans, compared with 85.7% at December 31, 2014.

Residential real estate mortgage loans totaled $406,652 as of December 31, 2015, compared with $382,678 at December 31, 2014, representing an increase of $23,974, or 6.3%.  The increase in residential real estate mortgage loans was aided by the purchased loans. Loans originated and closed by the Bank during 2015 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

Home equity loans totaled $51,530 at December 31, 2015, compared with $51,795 at December 31, 2014, representing a decline of $265, or 0.5%. The Bank did not aggressively campaign for home equity loans during 2015.

Loans to individuals for household, family and other personal expenditures (“other consumer loans”) totaled $9,698 at December 31, 2015, compared with $12,140 at December 31, 2014, representing a decline of $2,442, or 20.1%. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank does not campaign aggressively for consumer installment loans.

Tax Exempt Loans: Tax-exempt loans totaled $15,244 at December 31, 2015, compared with $16,693 at December 31, 2014, representing a decline of $1,449, or 8.7%. Tax-exempt loans include loans to local government municipalities, not-for-profit organizations, and other organizations that qualify for tax-

exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes, etc.). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

Loan Concentrations: Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2015, approximately $98,231 or 9.9% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $112,520 or 12.2% at December 31, 2014. Loan concentrations continued to principally reflect the Bank’s business region.

Mortgage Loan Servicing: The Bank, from time to time, will sell residential mortgage loans to other institutions and investors such as the FHLMC. In prior years, the Bank has generally sold fixed rate, long term residential mortgage loans, as a means of managing interest rate risk. The sale of loans also allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2015, the unpaid balance of mortgage loans serviced for others totaled $11,175 compared with $13,360 at December 31, 2014, representing a decline of $2,185 or 16.4%.

Loan Portfolio Interest Rate Composition:  The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2015 and 2014:

	2015	2014
Commercial:
Fixed	$ 87,347	$ 80,641
Variable	419,560	375,101
Total	$ 506,907	$455,742

Tax exempt:
Fixed	$ 6,939	$ 8,129
Variable	8,293	8,548
Total	$ 15,232	$ 16,677

Consumer:
Fixed	$352,687	$349,389
Variable	115,245	97,216
Total	$467,932	$446,605

Total loans:
Fixed	$446,972	$438,159
Variable	543,098	480,865
Total	$990,070	$919,024

At December 31, 2015, fixed and variable rate loans comprised 45.1% and 54.9% of the loan portfolio, respectively, compared with 47.7% and 52.3% at December 31, 2014.

Loan Maturities and Re-pricing Distribution:  The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2015 and 2014. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2015	2014

One year or less	$306,977	$276,259
Over 1 - 5 years	196,431	172,117
Over 5 years	486,662	470,648
Total loans	$990,070	$919,024

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

TOTAL NON-PERFORMING LOANS

AT DECEMBER 31

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Commercial real estate mortgages	$1,279	$ 3,156	$2,046	$1,888	$ 2,676
Commercial and industrial loans	292	624	793	818	1,078
Commercial construction and land development	1,111	1,328	1,913	2,359	3,753
Agricultural and other loans to farmers	16	84	56	664	595
Total commercial loans	2,698	5,192	4,808	5,729	8,102

Residential real estate mortgages	3,452	6,051	3,227	3,017	4,266
Home equity loans	820	1,029	745	814	266
Other consumer loans	10	16	60	72	273
Total consumer loans	4,282	7,096	4,032	3,903	4,805

Total non-accrual loans	6,980	12,288	8,840	9,632	12,907
Accruing loans contractually past due 90 days or more	28	---	---	235	---
Total non-performing loans	$7,008	$12,288	$8,840	$9,867	$12,907

Allowance for loan losses to non-performing loans	134.7%	73.0%	95.9%	82.1%	63.7%
Non-performing loans to total loans	0.71%	1.34%	1.04%	1.21%	1.77%
Allowance to total loans	0.95%	0.98%	0.99%	0.99%	1.13%

At December 31, 2015, total non-performing loans amounted to $7,008, compared with $12,288 at December 31, 2014, representing a decline of $5,280, or 43.0%.

Non-performing commercial real estate mortgages totaled $1,279 at December 31, 2015, representing a decline of $1,877, or 59.5%, compared with December 31, 2014. At December 31, 2015, non-performing commercial real estate mortgages were represented by 11 business relationships, with outstanding balances ranging from $23 to $287.

Non-performing commercial and industrial loans totaled $292 at December 31, 2015, representing a decline of $332, or 53.2%, compared with December 31, 2014.  At December 31, 2015, non-performing commercial and industrial loans were represented by seven business relationships, with outstanding balances ranging from $1 to $170.

Non-performing commercial construction and land development loans totaled $1,111 at December 31, 2015, representing a decline of $217, or 16.3%, compared with December 31, 2014. At December 31, 2015, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010.

Non-performing residential real estate mortgage loans totaled $3,452 at December 31, 2015, representing a decline of $2,599, or 43.0%, compared with December 31, 2014. At December 31, 2015, non-performing residential real estate mortgage loans were represented by 35 conventional 1-4 family mortgage loans, with outstanding balances ranging from $6 to $688.

Non-performing home equity loans totaled $820 at December 31, 2015, representing a decline of $209, or 20.3%, compared with December 31, 2014. At December 31, 2015, non-performing home equity loans were represented by seven relationships with outstanding balances ranging from $1 to $584.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the loan portfolio as of December 31, 2015, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $1,857 and $3,120 at December 31, 2015, and 2014, or 0.19% and 0.34% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

In addition the non-performing and delinquent loans discussed above, at December 31, 2015, the Bank identified thirty-two commercial relationships totaling $19,774,  or 2.0% of total loans, as other potential problem loans (i.e. loans classified as sub-standard that were not delinquent or non-performing). At December 31, 2014, the Bank identified twenty-seven commercial relationships totaling $13,534 as potential problem loans, or 1.5% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At December 31, 2015, the allowance for loan losses (the “allowance”) stood at $9,439, compared with $8,969 at December 31, 2014, representing an increase of $470, or 5.2%. The moderate increase in the allowance from December 31, 2014 was largely attributed to loan growth combined with changes in the overall mix of non-performing and other potential problem loans.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $1,883 as of December 31, 2015, compared with $1,986 as of December 31, 2014, representing a decline of $103 or 5.2%. The related allowances for loan losses on these impaired loans amounted to $308 and $776 as of December 31, 2015 and 2014.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $117, $58, and $52 for the years ended December 31, 2015, 2014 and 2013, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2015 compared with 2014.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2015, is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES

SUMMARY OF LOAN LOSS EXPERIENCE

	2015	2014	2013	2012	2011

Balance at beginning of period	$ 8,969	$ 8,475	$ 8,097	$ 8,221	$ 8,500
Charge-offs:
Commercial real estate mortgages	667	238	214	474	423
Commercial and industrial	323	475	405	102	123
Commercial construction and land development	---	---	---	344	1,943
Agricultural and other loans to farmers	72	14	81	160	---
Residential real estate mortgages	70	650	406	568	254
Other consumer loans	111	191	120	294	90
Home equity loans	376	52	29	92	94
Tax exempt loans	---	---	---	---	---
Total charge-offs	1,619	1,620	1,255	2,034	2,927

Recoveries:
Commercial real estate mortgages	$ 98	$ 85	$ 105	$ 9	$ 8
Commercial and industrial loans	36	16	23	25	82
Commercial construction and land development	---	---	---	---	77
Agricultural and other loans to farmers	18	130	37	82	45
Residential real estate mortgages	129	12	7	104	---
Other consumer loans	22	37	23	38	41
Home equity loans	1	1	20	---	---
Tax exempt loans	---	---	---	---	---
Total recoveries	304	281	215	258	253

Net charge-offs	1,315	1,339	1,040	1,776	2,674
Provision charged to operations	1,785	1,833	1,418	1,652	2,395
Balance at end of period	$ 9,439	$ 8,969	$ 8,475	$ 8,097	$ 8,221

Average loans outstanding during period	$962,240	$881,389	$839,010	$779,800	$717,895

Annualized net charge-offs to average loans outstanding	0.14%	0.15%	0.12%	0.23%	0.37%

For the year ended December 31, 2015, total net loan charge-offs amounted to $1,315 compared with $1,339 in 2014, representing a decline of $24, or 1.8%. Total net charge-offs to average loans outstanding amounted to 0.14% in 2015, compared with 0.15% in 2014.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(at December 31)

	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial and Industrial, and agricultural	$1,543	11.20%	$1,206	11.35%	$1,601	11.83%	$1,329	10.35%	$1,653	12.22%
Commercial and Consumer real estate mortgages:
Real estate- construction and land development	184	2.52%	145	2.77%	314	2.13%	515	2.71%	594	4.12%
Real estate- mortgage	7,554	83.76%	7,453	82.74%	6,255	82.42%	5,905	82.74%	5,602	79.19%
Installments and other loans to individuals	111	0.98%	94	1.32%	137	1.70%	207	2.33%	286	3.14%
Tax exempt	47	1.54%	71	1.82%	168	1.92%	141	1.87%	86	1.33%
TOTAL	$9,439	100.00%	$8,969	100.00%	$8,475	100.00%	$8,097	100.00%	$8,221	100.00%

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and retired employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value of the BOLI is included on the Company’s consolidated balance sheet.

The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and quarterly thereafter.  At December 31, 2015, the Bank had four BOLI carriers which were credit rated by Standard & Poor’s as “AA-” or higher (i.e., “high grade investments”).

At December 31, 2015, the cash surrender value of BOLI amounted to $23,747, compared with $8,141 at December 31, 2014, representing an increase of $15,606, or 191.7%. The increase in BOLI was attributed to additional purchases during the first quarter of this year and, to a lesser extent, increases in the cash surrender value of the existing and new BOLI policies.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, deferred income taxes and other real estate owned. At December 31, 2015, total other assets amounted to $13,900, compared with $13,992 at December 31, 2014, representing a decline of $92, or 0.7%.

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

Total Deposits: At December 31, 2015, total deposits amounted to $942,787 compared with $858,049 at December 31, 2014, representing an increase of $84,738, or 9.9%. Total deposit transaction accounts increased $66,072 or 13.8%, while time deposits increased $18,666, or 4.9%, compared with December 31, 2014.

Demand Deposits: The Bank’s demand deposits are principally business accounts, which account for approximately two-thirds of total demand deposits. At December 31, 2015, total demand deposits amounted to $86,577, compared with $78,802 at December 31, 2014, representing an increase of $7,775, or 9.9%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2015, total average demand deposits amounted to $82,741 compared with $72,706 in 2014, representing an increase of $10,035, or 13.8%. The increase in average demand deposits was largely attributed to a relatively strong tourist season in the local communities served by the Bank combined with new customer relationships.

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

NOW Accounts: The Bank offers interest bearing NOW accounts to individuals and not-for-profit organizations. At December 31, 2015, total NOW accounts amounted to $160,394, compared with $153,499 at December 31, 2014, representing an increase of $6,895, or 4.5%. For the year ended December 31, 2015, average NOW accounts amounted to $149,117, compared with $137,972 in 2014, representing an increase of $11,145, or 8.1%.

Savings and Money Market Deposits:  At December 31, 2015, total savings and money market accounts amounted to $299,087, compared with $247,685 at December 31, 2014, representing an increase of $51,402, or 20.8%. For the year ended December 31, 2015, average savings and money market accounts amounted to $266,929, compared with $247,609 in 2014, representing an increase of $19,320 or 7.8%. This increase was principally attributed to both new and existing customer relationships.

Time Deposits: At December 31, 2015, total time deposits amounted to $396,729, compared with $378,063 at December 31, 2014, representing an increase of $18,666, or 4.9%. The increase in time deposits was attributed to higher levels of brokered deposits at December 31, 2015, compared with December 31, 2014. A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB and the Federal Reserve Bank of Boston.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 82,741	---	$ 72,706	---
NOW accounts	149,117	0.20%	137,972	0.20%
Savings and money market deposits	266,929	0.29%	247,609	0.23%
Time deposits	427,550	1.18%	415,643	1.21%
Total deposits	$926,337		$873,930

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE

TIME DEPOSITS $100 OR GREATER

DECEMBER 31, 2015

Three months or less	$14,377
Over three to six months	7,408
Over six to twelve months	26,180
Over twelve months	45,516
$93,481

Time deposits in denominations of $100 or greater totaled $93,481 at December 31, 2015, compared with $95,839 at December 31, 2014, representing a decline of $2,358, or 2.5%.

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

Refer to Part II, Item 7, Contractual Obligations, and Notes 11 and 12, Short-term Borrowings and Long-term Debt, of the consolidated financial statements in this annual report on form 10-K for further information on borrowed funds.

Total Borrowings: At December 31, 2015, total borrowings amounted to $474,791, compared with $447,020 at December 31, 2014, representing an increase of $27,771, or 6.2%. The increase in borrowings was principally utilized to help fund the Bank’s earning asset growth.

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

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2015 the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

During 2015 the Company amended its Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 10,000,000 shares to 20,000,000 shares. The $2.00 par value of the Company’s common stock, as well as the authorized issuance of up to 1,000,000 shares of preferred stock, remained unchanged from prior periods.

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

The Company’s Shelf Registration expired on November 3, 2012. The Company has not decided whether to file a new shelf registration statement and does not have any current plans to raise additional capital; however, the Company does recognize that financial flexibility is important and that a shelf registration filed with the SEC can be a prudent capital management tool should the need or opportunity to raise capital on attractive terms arise and, therefore, the Company may consider the filing of a new shelf registration with the SEC on terms similar to the Shelf Registration or other terms during 2016 or in other future years.

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk-weighted assets and off-balance sheet items. Effective January 1, 2015, the Company and the Bank adopted the Basel III capital adequacy rules which, among other changes added a new risk-weighted capital measure Common Equity Tier 1 (“CET1”).  The new Basel III capital adequacy guidelines require all banks and bank holding companies to maintain minimum capital ratios of:

•

Common Equity Tier 1 of 4.5%

•

Total risk-based capital to risk-weighted assets of 8.0%

•

Tier 1 capital to total risk-weighted assets of 6.0%

•

Tier 1 capital to average assets (“Leverage Ratio”) of 4.0%

Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.

As depicted in the table below, as of December 31, 2015, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier 1 of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier 1 capital to total risk-weighted assets of 8.0%

•

Tier 1 capital to average assets  (“Leverage Ratio”) of 5.0%

The following table sets forth the Company's regulatory capital at December 31, 2015 and 2014, under the rules applicable at that date.

	As of December 31, 2015		As of December 31, 2014

	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 to Risk Weighted Assets	$145,400	15.55%	N/A	N/A
Regulatory Requirement	41,934	4.50%	N/A	N/A
Excess over "adequately capitalized"	$103,466	11.05%	N/A	N/A

Tier 1 Capital to Risk Weighted Assets	$145,400	15.55%	$148,188	17.24%
Regulatory Requirement	55,912	6.00%	68,766	8.00%
Excess over "adequately capitalized"	$ 89,488	9.55%	$ 79,422	9.24%

Tier 1 Capital to Average Assets	$160,042	17.12%	$134,099	15.60%
Regulatory Requirement	74,549	8.00%	34,383	4.00%
Excess over "adequately capitalized"	$ 85,493	9.12%	$ 99,716	11.60%

Tier 1 Capital to Average Assets (Leverage)	$145,400	9.37%	$134,099	9.30%
Regulatory Requirement	62,087	4.00%	57,689	4.00%
Excess over "adequately capitalized"	$ 83,313	5.37%	$ 76,410	5.30%

As more fully disclosed in Note 14 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards.

Shareholders’ Equity: At December 31, 2015, total shareholders’ equity amounted to $154,152, compared with $146,287 at December 31, 2014, representing an increase of $7,865, or 5.4%. The increase in shareholder’s equity was principally attributed to a $9,111 or 8.1% increase in retained earnings, partially offset by a $3,062 or 45.8% decline in accumulated other comprehensive income. This decline was principally the result of a reduction in unrealized gains in the Bank’s securities portfolio, which changed from a tax effected unrealized gain of $7,901 at December 31, 2014 to a tax effected unrealized gain of $5,713 at December 31, 2015, largely resulting from interest rate movements between reporting periods.

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

As of December 31, 2015, the Company had repurchased 158,413 shares of stock under this plan, at a total cost of $2,968 and an average price of $18.74 per share. During 2015, the Company repurchased 656 shares under the plan, at a total cost of $23 and an average price of $35.52. The Company records repurchased shares as treasury stock.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2015, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $6,040 compared with $5,362 in 2014. The Company’s 2015 dividend payout ratio amounted to 39.9%, compared with 36.7% in 2014. The total regular cash dividends paid in 2015 amounted to $1.01 per common share of common stock, compared with $0.905 in 2014, representing an increase of $0.105 per share, or 11.6%.

In the first quarter of 2016, the Company declared a regular cash dividend of $0.265 per share of common stock, representing an increase of $0.02 or 8.2%, compared with the first quarter of 2015. Based on the December 31, 2015 price of the Company’s common stock of $34.42 per share, the dividend yield amounted to 3.08%.

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

Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings. The following table summarizes the Company’s contractual obligations at December 31, 2015.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$448,882	$313,000	$65,500	$69,000	$1,382
Securities sold under agreements to repurchase	20,909	20,909	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	2,047	348	475	473	751
Total	$476,838	$334,257	$64,975	$70,473	$7,133

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2015, the Bank had $17,000 in callable advances.

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

At December 31, 2015 and 2014, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2015, commitments under existing standby letters of credit totaled $385, compared with $325 at December 31, 2014. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2015	December 31, 2014

Commitments to originate loans	$ 41,529	$ 21,147
Unused lines of credit	97,283	92,817
Un-advanced portions of construction loans	12,719	23,434
Total	$151,531	$137,398

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

At December 31, 2015 and 2014, the Bank had four outstanding, off balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At December 31, 2015, liquidity, as measured by the basic surplus model, was 10.6% over the 30-day horizon and 8.7% over the 90-day horizon.

At December 31, 2015, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $218,547. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2015, the Bank’s available secured line of credit at the FRB stood at $142,823 or 9.0% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2015, net interest income on a tax-equivalent basis amounted to $46,792 compared with $45,698 in 2014, representing an increase of $1,094, or 2.4%. As more fully discussed below, the increase in 2015 tax-equivalent net interest income was attributed to average earning asset growth of $97,287 or 7.1%, as the net interest margin declined fourteen basis points compared with 2014.

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

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax-equivalent adjustments, for the years ended December 31, 2015, 2014 and 2013:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For The Year Ended December 31, 2015

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 962,240	$39,545	4.11%
Securities (2,3)	484,527	17,059	3.52%
Federal Home Loan Bank stock	22,320	578	2.59%

Total Earning Assets	1,469,087	57,182	3.89%

Non-Interest Earning Assets:
Cash and due from banks	4,899
Allowance for loan losses	(9,239)
Other assets (2)	76,580
Total Assets	$1,541,327

Interest Bearing Liabilities:
Deposits	$ 843,596	$ 6,097	0.72%
Borrowings	456,669	4,293	0.94%
Total Interest Bearing Liabilities	1,300,265	10,390	0.80%
Rate Spread			3.09%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	82,741
Other liabilities	6,930
Total Liabilities	1,389,936
Shareholders' equity	151,391
Total Liabilities and Shareholders' Equity	$1,541,327
Net interest income and net interest margin (3)		46,792	3.19%
Less: Tax Equivalent adjustment		(1,958)
Net Interest Income		$44,834	3.05%

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

Recent data suggests the U.S. economy continues to slowly emerge from a deep recession, which was driven by sharp downturns in the nationwide housing and credit markets, followed by multi-decade high unemployment rates and diminished consumer confidence and spending. In 2008, the Board of Governors of the Federal Reserve System addressed the economic decline with changes in its monetary policy by reducing the Federal Funds rate from 4.25% to a range of 0% to 0.25%, where it stayed all the way through December 2015. These actions have put considerable pressure on the Bank’s net interest margin.

During 2015, long-term interest rates also remained at historically low levels. While the 2015 interest rate environment pressured a further decline in earning asset yields, the Bank was able to largely offset this decline with earning asset growth.

The foregoing trends are discussed in more detail below.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

WEIGHTED AVERAGE RATES	2015				2014
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	4.05%	4.08%	4.08%	4.23%	4.19%	4.44%	4.26%	4.35%
Securities (2,3)	3.47%	3.56%	3.43%	3.63%	3.74%	3.50%	3.77%	3.75%
Federal Home Loan Bank stock	3.85%	3.21%	1.63%	1.74%	1.50%	1.32%	1.43%	1.49%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	3.86%	3.89%	3.83%	3.99%	4.00%	4.08%	4.05%	4.10%

Interest Bearing Liabilities:
Deposits	0.71%	0.70%	0.73%	0.75%	0.75%	0.73%	0.73%	0.73%
Borrowings	1.01%	0.93%	0.90%	0.93%	0.96%	0.89%	0.99%	1.12%
Total Interest Bearing Liabilities	0.80%	0.78%	0.80%	0.82%	0.82%	0.79%	0.82%	0.85%

Rate Spread	3.06%	3.11%	3.03%	3.17%	3.18%	3.29%	3.23%	3.25%

Net Interest Margin (3)	3.15%	3.20%	3.12%	3.27%	3.28%	3.38%	3.32%	3.34%

Net Interest Margin without Tax Equivalent Adjustments	3.01%	3.07%	2.99%	3.14%	3.15%	3.25%	3.18%	3.20%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

For the year ended December 31, 2015, the tax equivalent net interest margin amounted to 3.19%, compared with 3.33% in 2014, representing a decline of fourteen basis points. As more fully enumerated below, the decline in the net interest margin was principally attributed to a sixteen basis point decline in the weighted average earning asset yield, partially offset by a two basis point decline in the weighted average cost of interest bearing liabilities.

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

The 2014 decline in the cost of interest bearing liabilities was largely attributed to higher cost, maturing time deposits and borrowings being replaced at significantly lower interest rates. The decline in the 2014 weighted average loan yield was attributed to the replacement of cash flows from the loan portfolio as well as new loan originations during a period of historically low interest rates. The 2014 increase in the weighted average securities yield was principally attributed to increases in long-term interest rates and slowing mortgage refinance activity over that fiscal year, causing a slowing of prepayment speeds and purchase premium amortization and higher book yields compared with 2013. Company management believes future prepayment speeds and purchase premium amortization will largely be dependent on policy decisions by the Federal Reserve and the pace of the economic recovery.

Interest and Dividend Income: For the year ended December 31, 2015, total interest and dividend income on a tax-equivalent basis amounted to $57,182, compared with $55,603 in 2014, representing an increase of $1,579, or 2.8%. The increase in interest and dividend income was attributed to average interest earning asset growth of $97,287 or 7.1%, partially offset by a decline in the weighted average earning asset yield of sixteen basis points to 3.89%.

For the year ended December 31, 2015, tax-equivalent interest income from the securities portfolio amounted to $17,059, compared with $17,331 in 2014, representing a decline of $272, or 1.6%. This decline was principally attributed to a seventeen basis point decline in the weighted average securities yield to 3.52%, but was largely offset by a $14,335 or 3.0% increase in total average securities, compared with 2014. The decline in the weighted average securities yield was largely attributed to the replacement of MBS cash flows in a still-historically low interest rate environment, combined with management’s 2015 efforts to lower the duration of the securities portfolio.

For the year ended December 31, 2015, tax-equivalent interest income from the loan portfolio amounted to $39,545, compared with $37,982 in 2014, representing an increase of $1,563, or 4.1%. This increase was attributed to average loan portfolio growth of $80,851 or 9.2%, partially offset by a decline in the previously discussed weighted average loan yield of twenty basis points to 4.11%.

As depicted on the rate/volume analysis table below, comparing 2015 with 2014, the impact of the increased volume of total average earning assets contributed $4,040, to the increase in total tax-equivalent interest income, offset in part by $2,461 attributed to lower yields.

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

Interest Expense: For the year ended December 31, 2015, total interest expense amounted to $10,390, compared with $9,905 in 2014, representing an increase of $485, or 4.9%. This increase was principally attributed to a $92,297 or 7.6% increase in average interest bearing liabilities, partially offset by a two basis point decline in the weighted average cost of interest bearing liabilities to 0.80%, compared with 2014.

The 2015 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined two basis points in 2015 to 0.72%, while the weighted average cost of borrowings declined five basis points to 0.94%, principally reflecting the maturity of higher cost, long-term borrowings that were replaced in a historically low interest rate environment.

As depicted on the rate/volume analysis table below, the impact of the increased volume of total average interest bearing liabilities contributed $804 to the increase in 2015 interest expense, partially offset by $319 attributed to lower weighted average rates paid on interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2015 VERSUS 2014

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$3,481	$(1,918)	$1,563
Securities (2,3)	529	(801)	(272)
Federal Home Loan Bank stock	30	258	288
TOTAL EARNING ASSETS	$4,040	$(2,461)	$1,579

Interest bearing deposits	312	(109)	203
Borrowings	492	(210)	282
TOTAL INTEREST BEARING LIABILITIES	$ 804	$ (319)	$ 485

NET CHANGE IN NET INTEREST INCOME	$3,236	$(2,142)	$1,094

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

For the year ended December 31, 2015, the Bank recorded a provision of $1,785, compared with $1,833 in 2014, representing a decline of $48, or 2.6%. The moderate decline in the provision was largely attributed to lower levels of non-performing loans and loan charge-off experience, combined with relatively stable credit quality metrics.

For the year ended December 31, 2014, the Bank recorded a provision of $1,833, compared with $1,418 in 2013, representing an increase of $415, or 29.3%. The increase in the provision largely reflected elevated levels of loan loss experience and, to a lesser extent, increases in non-performing and other potential problem loans.

Refer to Part II, Item 7, Non-performing Loans, Potential Problem Loans and the Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis related to the provision for loan losses.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2015, non-interest income represented 16.7% of total net interest income and non-interest income, compared with 15.0% and 16.2% in 2014 and 2013, respectively.

For the year ended December 31, 2015, total non-interest income amounted to $8,979, compared with $7,758 in 2014, representing an increase of $1,221, or 15.7%.

For the year ended December 31, 2014, total non-interest income amounted to $7,758, compared with $7,566 in 2013, representing an increase of $192, or 2.5%.

Factors contributing to the 2015 and 2014 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 43.3% of the Company’s total non-interest income in 2015, compared with 51.3% and 48.0% in 2014 and 2013, respectively. Income from trust and financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody and, to a lesser extent, revenue from retail brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2015, income from trust and other financial services amounted to $3,888, compared with $3,976, in 2014, representing a decline of $88, or 2.2%. This decline was attributed to lower levels of revenue from retail brokerage activities.

For the year ended December 31, 2014, income from trust and other financial services amounted to $3,976, compared with $3,634, in 2013, representing an increase of $342, or 9.4%. This increase was attributed to higher levels of revenue from retail brokerage activities, as well as increases in the fair value of assets under management.

At December 31, 2015, total assets under management stood at $377,533, compared with $394,949 at December 31, 2014, representing a decline of $17,416, or 4.4%. The decline in assets under management was principally reflective of the broad declines experienced by the equity markets during 2015, offset in part by new managed asset accounts.

Service Charges on Deposit Accounts: This income is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine (“ATM”) fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 9.9% of total 2015 non-interest income, compared with 12.5% and 13.3% in 2014 and 2013, respectively.

For the year ended December 31, 2015, income generated from service charges on deposit accounts amounted to $892, compared with $971 and $1,009 in 2014 and 2013, representing declines of $79 and $38, or 8.1% and 3.8%, respectively. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product and merchant credit and debit card processing fees. Income from debit card service charges and fees represented 18.9% of total 2015 non-interest income, compared with 20.4% and 20.8% in 2014 and 2013, respectively.

For the year ended December 31, 2015, credit and debit card service charges and fees amounted to $1,694, compared with $1,584 in 2014, representing an increase of $110, or 6.9%. This increase was principally attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

For the year ended December 31, 2014, debit card service charges and fees amounted to $1,584, compared with $1,572 in 2013, representing an increase of $12, or 0.8%. Included in prior periods credit and debit card income, were annual payments of $192 received from the Bank’s merchant payment processing provider pursuant to a 2008 Referral and Sales Agreement, at which time the Bank sold its merchant credit card processing portfolio. This agreement expired in the fourth quarter of 2013.

Net Securities Gains: For the year ended December 31, 2015, total realized securities gains amounted to $1,334, compared with $403 in 2014, representing an increase of $931, or 231.0%. The realized securities gains largely reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile, while simultaneously generating income.

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

Net OTTI Losses Recognized in Earnings: For the years ended December 31, 2015 and 2014 there were no OTTI losses recognized in earnings compared with $249 in 2013. During 2013 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The 2013 credit losses principally reflected higher levels of loss severity and constant default rates of the underlying residential mortgage loan collateral supporting certain private label MBS, resulting from soft real estate values, foreclosure and collateral liquidation timelines, and general economic conditions.

The OTTI losses recorded in 2013 related to three, available for sale, private-label MBS, all of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of additional credit losses on the residential mortgage loan collateral underlying these securities. The estimated 2013 credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income principally includes income from bank-owned life insurance, representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income also includes a variety of miscellaneous service charges and fees including fees for non-customer ATM transactions. Other operating income represented 13.0% of total 2015 non-interest income, compared with 10.6% and 12.2% in 2014 and 2013, respectively.

For the year ended December 31, 2015, total other operating income amounted to $1,171, compared with $824 in 2014, representing an increase of $347, or 42.1%. The 2015 increase in other operating income was principally attributed to income relating to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) during the first quarter of this year. Further information regarding BOLI is incorporated by reference to the above Financial Condition management discussion and analysis covering Bank Owned Life Insurance in this report on Form 10-K.

For the year ended December 31, 2014, total other operating income amounted to $824, compared with $924 in 2013, representing a decline of $100, or 10.8%. The 2014 decline in other operating income was largely attributed to gains on the sale of OREO in 2013, which did not recur in 2014.

Non-interest Expense

For the year ended December 31, 2015, total non-interest expense amounted to $30,908, compared with $29,211 and $26,860 in 2014 and 2013, representing increases of $1,697 and $2,351, or 5.8% and 8.8%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2015, total salaries and employee benefits expense amounted to $17,884, compared with $16,836 and $15,227 in 2014 and 2013, representing increases of $1,048 and $1,609, or 6.2% and 10.6%, respectively. The foregoing increases in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries and higher levels of employee health insurance, higher levels of employee incentive and equity compensation, as well as increases in staffing levels and strategic changes in staffing mix.

Occupancy Expense: For the year ended December 31, 2015, total occupancy expense amounted to $2,248, compared with $2,143 and $1,968 in 2014 and 2013, representing increases of $105 and $175, or 4.9% and 8.9%, respectively. The foregoing increases were largely attributed to higher levels of building improvement expenses, as well as higher levels of utilities expense and grounds maintenance, including snow removal.

Furniture and Equipment Expense: For the year ended December 31, 2015, total furniture and equipment expense amounted to $2,321, compared with $2,166 and $2,005 in 2014 and 2013, representing increases of $155 and $161, or 7.2% and 8.0%, respectively. The foregoing increases in furniture and equipment expense were largely attributed to a variety of technology upgrades and new technology systems and applications.

Debit Card Expenses: These expenses relate to the Bank’s Visa debit card processing activities. For the year ended December 31, 2015, total debit card expense amounted to $452, compared with $429 and

$384 in 2014 and 2013, representing increases of $23 and $45, or 5.4% and 11.7%, respectively. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from debit card activity.

Other Operating Expense: For the year ended December 31, 2015, total other operating expenses amounted to $7,170, compared with $6,938 in 2014, representing an increase of $232, or 3.3%. This increase was attributed to a variety of expense categories including professional services and shareholder related expenses.

For the year ended December 31, 2014, total other operating expenses amounted to $6,938, compared with $6,580 in 2013, representing an increase of $358, or 5.4%. These increases were principally attributed to higher levels of loan collection and other real estate owned expenses.

Income Taxes

For the year ended December 31, 2015, total income taxes amounted to $5,967, compared with $5,914 and $5,191, in 2014 and 2013, representing increases of $53 and $723, or 0.9% and 13.9%, respectively.

The Company’s 2015 effective income tax rate amounted to 28.3%, compared with 28.8% and 28.3% in 2014 and 2013, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax-exempt income from certain investment securities, loans and bank owned life insurance.

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

In January 2015, FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)“Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). This ASU eliminates from U.S. GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 on January 1, 2016 and it did not have a significant effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This update affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The Company’s adoption of this guidance on January 1, 2015 did not have a significant impact on the Company's financial statements.

In June 2014, the FASB issued ASU 2014-11“Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings. This update also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction. ASU 2014-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is not permitted. The Company’s adoption of this guidance on January 1, 2015 did not have a significant impact on the Company’s financial statements.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by ALCO and the Company’s Board of Directors.

The Bank's Asset Liability Management Policy, approved annually by the Bank’s Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of the ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2015, over one and two-year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.25% to 0.50%, and the two-year U.S. Treasury note of 1.05% at December 31, 2015, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

DECEMBER 31, 2015

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ 119	$ (827)
Net interest income (%)	0.26%	-1.84%
Year 2
Net interest income ($)	$(2,057)	$(3,085)
Net interest income (%)	-4.57%	-6.85%

As more fully discussed below, the December 31, 2015, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively stable over the one year horizon and then decline moderately over the two year horizon as increased funding costs outpace increases in earning asset yields. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the slow and extended recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including the continued impact of a variety of government stimulus programs and quantitative easing strategies.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2015, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bar Harbor Bankshares

We have audited the accompanying consolidated balance sheet of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2015, and the related notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Boston, Massachusetts
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bar Harbor Bankshares’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 16, 2015

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$ 9,720	$ 9,800
Securities available for sale, at fair value	504,969	470,525
Federal Home Loan Bank stock	21,479	21,354
Loans	990,070	919,024
Allowance for loan losses	(9,439)	(8,969)
Loans, net of allowance for loan losses	980,631	910,055
Premises and equipment, net	20,674	20,518
Goodwill	4,935	4,935
Bank owned life insurance	23,747	8,141
Other assets	13,900	13,992
TOTAL ASSETS	$1,580,055	$1,459,320

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 86,577	$ 78,802
NOW accounts	160,394	153,499
Savings and money market deposits	299,087	247,685
Time deposits	396,729	378,063
Total deposits	942,787	858,049
Short-term borrowings	333,909	313,520
Long-term advances from Federal Home Loan Bank	135,882	128,500
Junior subordinated debentures	5,000	5,000
Other liabilities	8,325	7,964
TOTAL LIABILITIES	1,425,903	1,313,033

Shareholders' equity
Capital stock, par value $2.00; authorized 20,000,000 and 10,000,000 shares;
issued 6,788,407 shares at December 31, 2015 and December 31, 2014, respectively	13,577	13,577
Surplus	21,624	20,905
Retained earnings	122,260	113,149
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee
benefit plans, net of tax of ($249) and ($251), at December 31, 2015 and December 31, 2014, respectively	(463)	(488)
Net unrealized appreciation on securities available for sale, net of tax
of $2,828 and $3,997, at December 31, 2015 and December 31, 2014, respectively	5,251	7,423
Portion of OTTI attributable to non-credit gains, net of tax of $249 and $257, at
December 31, 2015 and December 31, 2014, respectively	462	478
Net unrealized depreciation on derivative instruments, net of tax
of $873 and $389, at December 31, 2015 and December 31, 2014, respectively	(1,621)	(722)
Total accumulated other comprehensive income	3,629	6,691
Less: cost of 778,196 and 842,082 shares of treasury stock at December 31, 2015 and
December 31, 2014, respectively	(6,938)	(8,035)

TOTAL SHAREHOLDERS' EQUITY	154,152	146,287

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,580,055	$1,459,320

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands, except share and per share data)

	2015	2014	2013
Interest and dividend income:
Interest and fees on loans	$ 39,303	$ 37,739	$ 37,223
Interest on securities	15,343	15,689	13,457
Dividends on FHLB stock	578	290	69
Total interest and dividend income	55,224	53,718	50,749

Interest expense:
Deposits	6,097	5,894	6,616
Short-term borrowings	983	667	487
Long-term debt	3,310	3,344	4,560
Total interest expense	10,390	9,905	11,663

Net interest income	44,834	43,813	39,086
Provision for loan losses	1,785	1,833	1,418
Net interest income after provision for loan losses	43,049	41,980	37,668

Non-interest income:
Trust and other financial services	3,888	3,976	3,634
Service charges on deposit accounts	892	971	1,009
Debit card service charges and fees	1,694	1,584	1,572
Net securities gains	1,334	403	676
Total other-than-temporary impairment ("OTTI") losses	---	---	(359)
Non-credit portion of OTTI losses (before taxes) (1)	---	---	110
Net OTTI losses recognized in earnings	---	---	(249)
Other operating income	1,171	824	924
Total non-interest income	8,979	7,758	7,566

Non-interest expense:
Salaries and employee benefits	17,884	16,836	15,227
Occupancy expense	2,248	2,143	1,968
Furniture and equipment expense	2,321	2,166	2,005
Credit and debit card expenses	452	429	384
FDIC insurance assessments	833	699	696
Other operating expense	7,170	6,938	6,580
Total non-interest expense	30,908	29,211	26,860

Income before income taxes	21,120	20,527	18,374
Income taxes	5,967	5,914	5,191

Net income	$ 15,153	$ 14,613	$ 13,183

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic shares	5,980,245	5,926,387	5,898,077
Effect of dilutive shares issuable	80,012	49,877	30,363
Diluted shares	6,060,257	5,976,264	5,928,440

Per Common Share Data:
Basic Earnings Per Share	$ 2.53	$ 2.47	$ 2.24
Diluted Earnings Per Share	$ 2.50	$ 2.45	$ 2.22

(1)  Included in other comprehensive income, net of taxes

 The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	Years Ended
	December 31,
	2015	2014	2013

Net income	$15,153	$14,613	$ 13,183
Other comprehensive income (loss):
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($708), $8,291 and ($7,926), respectively	(1,321)	15,730	(15,383)
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income,
net of tax of ($467), ($138) and ($230), respectively	(867)	(262)	(446)
Add other-than-temporary impairment adjustment, net of tax of $0, $0 and $122, respectively	---	---	237
Less non-credit portion of other-than-temporary impairment losses, net of tax of $0, $0 and ($37), respectively	---	---	(73)
Net unrealized depreciation on interest rate derivatives, net of tax of $484, $389 and $0, respectively	(899)	(722)	---
Net amortization of prior service cost and actuarial (loss) gain for supplemental executive retirement plan,
net of related tax of $13, $0 and ($36), respectively	25	---	(69)
Actuarial (gain) loss on supplemental executive retirement plan, net of related tax of $0, ($59) and $51,espectively	---	(115)	97
Total other comprehensive (loss) income	(3,062)	14,631	(15,637)
Total comprehensive income	$12,091	$29,244	$ (2,454)

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands, except share and per share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)
					Treasury Stock	Total Shareholders' Equity
Balance December 31, 2012	$ 9,051	$24,906	$ 95,687	$ 7,697	$(9,295)	$128,046
Net income	---	---	13,183	---	---	13,183
Total other comprehensive loss	---	---	---	(15,637)	---	(15,637)
Dividend declared:
Common stock ($0.833 per share)	---	---	(4,915)	---	---	(4,915)
Purchase of Treasury Stock (1,050 shares)	---	---	---	---	(24)	(24)
Stock options exercised (24,541 shares), including related tax effects	---	19	(49)	---	491	461
Recognition of stock based compensation expense	---	264	1	---	---	265
Restricted stock grants (5,055 shares)	---	(104)	---	---	104	---
Balance December 31, 2013	$ 9,051	$25,085	$103,907	$ (7,940)	$(8,724)	$121,379

Balance December 31, 2013	$ 9,051	$25,085	$103,907	$ (7,940)	$(8,724)	$121,379
Net income	---	---	14,613	---	---	14,613
Total other comprehensive income	---	---	---	14,631	---	14,631
Dividend declared:
Common stock ($0.905 per share)	---	---	(5,362)	---	---	(5,362)
Purchase of Treasury Stock (327 shares)	---	---	---	---	(8)	(8)
Stock options exercised (31,760 shares), including related tax effects	---	43	(9)	---	582	616
Three-for-two stock split	4,526	(4,526)	---	---	---	---
Recognition of stock based compensation expense	---	418	---	---	---	418
Restricted stock grants (6,323 shares)	---	(115)	---	---	115	---
Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287

Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287
Net income	---	---	15,153	---	---	15,153
Total other comprehensive loss	---	---	---	(3,062)	---	(3,062)
Dividend declared:
Common stock ($1.01 per share)	---	---	(6,040)	---	---	(6,040)
Purchase of Treasury Stock (656 shares)	---	---	---	---	(24)	(24)
Stock options exercised (55,642 shares) including related tax effects	---	564	(2)	---	970	1,532
Recognition of stock based compensation expense	---	306	---	---	---	306
Restricted stock grants (8,900 shares)	---	(151)	---	---	151	---
Balance December 31, 2015	$13,577	$21,624	$122,260	$ 3,629	$(6,938)	$154,152

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$ 15,153	$ 14,613	$ 13,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,710	1,629	1,504
Amortization of core deposit intangible	92	92	92
Provision for loan losses	1,785	1,833	1,418
Net securities gains	(1,334)	(403)	(676)
Other-than-temporary impairment	---	---	249
Net amortization of bond premiums and discounts	2,403	2,776	5,076
Deferred tax benefit	142	240	(111)
Recognition of stock based expense	711	418	265
Gains on sale of other real estate owned	(84)	---	(53)
Net income from bank owned life insurance	(606)	(262)	(246)
Net change in other assets	(2)	(5,951)	998
Net change in other liabilities	361	546	(139)
Net cash provided by operating activities	20,331	15,531	21,560

Cash flows from investing activities:
Purchases of securities available for sale	(168,432)	(110,239)	(172,131)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	106,801	73,854	94,382
Proceeds from sales of securities available for sale	22,753	37,278	17,234
Purchases of Bank Owned Life Insurance	(15,000)	---	---
Net (increase) decrease in Federal Home Loan Bank stock	(125)	(2,984)	(181)
Net (increase) decrease in total loans	(21,088)	22,668	(11,695)
Purchases of loans	(51,698)	(89,854)	(26,937)
Proceeds from sale of other real estate owned	672	1,129	1,084
Capital expenditures	(1,866)	(2,002)	(2,394)
Net cash used in investing activities	(127,983)	(70,150)	(100,638)

Cash flows from financing activities:
Net increase in deposits	84,738	22,398	39,886
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	1,189	(535)	(381)
Proceeds from Federal Home Loan Bank advances	47,593	92,100	82,900
Repayments of Federal Home Loan Bank advances	(21,011)	(53,990)	(44,641)
Purchases of Treasury Stock	(24)	(8)	(24)
Proceeds from stock option exercises, including excess tax benefits	1,127	616	461
Payments of dividends	(6,040)	(5,362)	(4,915)
Net cash provided by financing activities	107,572	55,219	73,286

Net (decrease) increase in cash and cash equivalents	(80)	600	(5,792)
Cash and cash equivalents at beginning of year	9,800	9,200	14,992
Cash and cash equivalents at end of year	$ 9,720	$ 9,800	$ 9,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 10,362	$ 9,920	$ 11,833
Income taxes	5,566	6,237	4,514

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 425	$ 320	$ 261
Restricted stock grants	$ 151	$ 115	$ 104

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2015 through report issuance, for potential recognition or disclosure as required by GAAP.

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and other short-term investments with maturities less than 90 days.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $250 that is insured by the Federal Deposit Insurance Corporation. The Bank periodically reviews the creditworthiness of these financial institutions.

Investment Securities: All securities held at December 31, 2015 and 2014 were classified as available-for-sale (“AFS”).  Available-for-sale securities consist of mortgage-backed securities and municipal debt securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to be other-than-temporarily impaired (“OTTI”) as discussed below. The Bank does not have a securities trading portfolio or securities held-to-maturity.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2015.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2015, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

Stock Based Compensation: The Company has equity award plans that include stock option, restricted stock and performance stock, which are described more fully in Note 15. The Company expenses the grant date fair value of equity awards granted.  The expense is recognized over the vesting periods of the grants.  The Company uses its treasury shares for issuing shares upon option exercises, restricted stock and performance stock vesting.

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

The Company recognizes the over-funded or under-funded status of postretirement benefit plans as a liability on the balance sheet in other liabilities and recognizes changes in that funded status through other comprehensive income. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is the Company's fiscal year end.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2015. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015.

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

For the years ended December 31, 2015, 2014, and 2013, the total anti-dilutive stock options amounted to 86, 43, and 90 thousand shares, respectively.

Segment Reporting: An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company has determined that its operations are solely in the community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third-party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. Accordingly, segment information is not presented in the consolidated financial statements.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The new guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The new guidance also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost and requires separate presentation of financial assets and liabilities based on form and measurement category. In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Note 2: Three-for-two Common Stock Split

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

Note 3: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

December 31, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

December 31, 2014 Available for Sale:	Amortized Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$2,332	$470,525

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

For the years ended December 31, 2015 and 2014, the Company did not record any OTTI losses, compared with $359 (before taxes) in 2013.

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

Despite still-elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities combined with OTTI write-downs recorded in prior periods, the Company currently expects that as of December 31, 2015, it will recover the amortized cost basis of its private-label mortgage-backed securities and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given future market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period as well as changes in estimated credit losses recognized in pre-tax earnings for the three years ended December 31, 2015.

	2015	2014	2013

Estimated credit losses as of prior year-end,	$3,413	$3,923	$4,365
Additions for credit losses for securities on which OTTI has been previously recognized	---	---	249
Reductions for securities paid off during the period	233	510	691
Estimated credit losses as of December 31,	$3,180	$3,413	$3,923

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

As of December 31, 2015, the Company held eleven private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,236 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For all of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, which contributed $462 to the net unrealized gain of $462, net of tax, as included in accumulated OCI as of December 31, 2015, compared with net unrealized gains of $478, net of tax, at December 31, 2014.

As of December 31, 2015, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2015.  As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2015 and 2014. All securities referenced are debt securities. At December 31, 2015 and 2014, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
December 31, 2015	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$112,770	142	$1,342	$23,646	33	$ 813	$136,416	175	$2,155
US Government agency	20,201	30	326	11,232	22	221	31,433	52	547
Private label	235	2	2	178	5	9	413	7	11
Obligations of states and political subdivisions thereof	14,853	25	210	3,700	11	118	18,553	36	328
Total	$148,059	199	$1,880	$38,756	71	$1,161	$186,815	270	$3,041

	Less than 12 months			12 months or longer			Total
December 31, 2014	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 45,899	53	$1,168	$35,511	45	$ 369	$ 81,410	98	$1,537
US Government agency	19,404	24	483	3,657	21	46	23,061	45	529
Private label	336	4	7	145	4	7	481	8	14
Obligations of states and political subdivisions thereof	12,549	28	240	2,724	5	12	15,273	33	252
Total	$ 78,188	109	$1,898	$42,037	75	$ 434	$120,225	184	$2,332

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2015, the total unrealized losses on these securities amounted to $2,155, compared with unrealized losses of $1,537 at December 31, 2014.  The increase in unrealized losses was generally attributed to a lower interest rate environment at December 31, 2014 compared with December 31, 2015. All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at December 31, 2015, were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

•

Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2015, the total unrealized losses on these securities amounted to $547, compared with unrealized losses of $529 at December 31, 2014. The increase in unrealized losses was generally attributed to a lower interest rate environment at December 31, 2014 compared with December 31, 2015.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2015, to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

•

Private-label mortgage-backed securities: As of December 31, 2015, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $11, compared with unrealized losses of $14 at December 31, 2014. The Company attributes the unrealized losses at December 31, 2015, to the current illiquid market for non-agency mortgage-backed securities, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private-label MBS owned by the Company. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at December 31, 2015.

•

Obligations of states of the U.S. and political subdivisions thereof: As of December 31, 2015, the total unrealized losses on the Bank’s municipal securities amounted to $328, compared with $252 at December 31, 2014. The increase in unrealized losses was generally attributed to a higher interest rate environment at December 31, 2015, compared with December 31, 2014. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2015, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2015, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2015, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at December 31, 2015, to changes in credit ratings on certain securities and resulting changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased. The Company also attributes the unrealized losses to ongoing media attention and market concerns about municipal budget deficits and the prolonged recovery from the national economic recession and the impact they might have on the future financial stability of municipalities throughout the country. Notwithstanding the foregoing considerations, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2015, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2015.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 28	$ 28
Due after one year through five years	4,623	4,668
Due after five years through ten years	15,326	15,970
Due after ten years	476,202	484,303
Total	$496,179	$504,969

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

Realized Securities Gains and Losses: The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2015, 2014 and 2013.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

2015	$22,753	$1,334	$ ---	$ ---	$1,334
2014	$37,278	$ 809	$406	$ ---	$ 403
2013	$17,234	$ 684	$ 8	$249	$ 427

Visa Class B Common Shares: The Bank was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for all reporting periods since 2008.

At December 31, 2015, the Bank owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Bank continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

Note 4: Loans and Allowance for Loan Losses

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2015 and 2014:

LOAN PORTFOLIO SUMMARY

	2015	2014

Commercial real estate mortgages	$371,002	$325,949
Commercial and industrial	79,911	73,893
Commercial construction and land development	24,926	25,421
Agricultural and other loans to farmers	31,003	30,471
Total commercial loans	506,842	455,734

Residential real estate mortgages	406,652	382,678
Home equity loans	51,530	51,795
Other consumer loans	9,698	12,140
Total consumer loans	467,880	446,613

Tax exempt loans	15,244	16,693

Net deferred loan costs and fees	104	(16)
Total loans	990,070	919,024
Allowance for loan losses	(9,439)	(8,969)
Total loans net of allowance for loan losses	$980,631	$910,055

Included in the table above are purchased loans, consisting of residential real estate mortgages, of $137,907 and $114,607, at December 31, 2015 and 2014, respectively.

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at December 31, 2015, approximately 25.7% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably, and prudently expand its business. Commercial and industrial loans are primarily made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income.  These loans typically have variable interest rates and amortize over a period of less than 10 years.  As a general practice, the Bank takes as collateral a lien on available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower(s) or principal(s). Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. The risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are primarily secured by tangible, non-real estate collateral.

Construction and Land Development Loans: The Bank makes loans to finance the construction of residential and non-residential properties.  Construction loans generally are collateralized by first liens on real estate with terms of six to twenty-four months. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described immediately above are also used in the Bank’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction and the project is of uncertain value prior to its completion.  Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the sponsorship.  If the Bank is forced to foreclose on a project prior to completion, there is no assurance that the Bank will be able to recover the entire unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Residential Real Estate Mortgage Loans: The Bank originates and purchases first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of residential property. These loans are principally collateralized by owner-occupied properties, and to a lesser extent second homes and vacation properties, and are amortized over 10 to 30 years. From time-to-

time the Bank will sell longer-term, low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained. This practice allows the Bank to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance is required.

Home Equity Loans: The Bank originates home equity lines of credit and second mortgage loans (loans which are secured by a junior lien position on one-to-four-family residential real estate). Home equity loans are mostly originated in amounts of no more than 85% of the combined loan-to-value ratio (first and second liens), or have private mortgage insurance. These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals and evaluations, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

As of December 31, 2015, the Bank had eight real estate secured loans, four commercial and industrial loans, two agricultural loan,  and one other consumer loan, outstanding to 17 relationships totaling $3,162 that were classified as TDRs.  At December 31, 2015, six of these TDRs totaling $826 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan, and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs.  At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

Troubled debt restructurings and related delinquency trends in general are considered in management’s evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

Summary information pertaining to the TDRs granted during the years ended December 31, 2015 and 2014 follows:

	For the Twelve Months Ended			For the Twelve Months Ended
	December 31,			December 31,
	2015			2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	4	$ 342	$ 352	1	$ 30	$ 30
Agricultural and other loans to farmers	1	18	15	1	100	97
Total commercial loans	5	360	367	2	130	127

Residential real estate mortgages	5	$1,435	$ 1,433	---	$ ---	$ ---
Total consumer loans	5	1,435	1,433	---	---	---

Total	10	$1,795	$ 1,800	2	$130	$127

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the twelve months ended December 31, 2015 and 2014:

	2015	2014

Extended maturity and adjusted interest rate	$ 132	$ 97
Adjusted payment	735	---
Adjusted payment and capitalized interest	187	---
Extended maturity, adjusted interest rate, and adjusted payment	746	---
Extended amortization and adjusted interest rate	---	30
Total	$1,800	$127

During the twelve months ended December 31, 2015 and 2014, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at December 31, 2015 and December 31, 2014. Amounts shown exclude deferred loan origination fees and costs.

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 99	$287	$ 241	$ 627	$370,375	$371,002	$ 1,279	$---
Commercial and industrial	9	1	271	281	79,630	79,911	292	---
Commercial construction and land development	---	---	1,111	1,111	23,815	24,926	1,111	---
Agricultural and other loans to farmers	12	70	3	85	30,918	31,003	16	3
Residential real estate mortgages	1,313	452	1,299	3,064	403,588	406,652	3,452	25
Home equity	245	---	797	1,042	50,488	51,530	820	---
Other consumer loans	66	---	---	66	9,632	9,698	10	---
Tax exempt	---	---	---		15,244	15,244	---	---
Total	$1,744	$810	$3,722	$6,276	$983,690	$989,966	$ 6,980	$28

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 189	$234	$1,843	$2,266	$323,683	$325,949	$ 3,156	$ ---
Commercial and industrial	665	45	333	1,043	72,850	73,893	624	---
Commercial construction and land development	---	---	1,328	1,328	24,093	25,421	1,328	---
Agricultural and other loans to farmers	27	---	64	91	30,380	30,471	84	---
Residential real estate mortgages	1,980	547	1,681	4,208	378,470	382,678	6,051	---
Home equity	138	40	575	753	51,042	51,795	1,029	---
Other consumer loans	231	5	7	243	11,897	12,140	16	---
Tax exempt	---	---	---	---	16,693	16,693	---	---
Total	$3,230	$871	$5,831	$9,932	$909,108	$919,040	$12,288	$ ---

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

Details of impaired loans as of December 31, 2015 and December 31, 2014 follows:

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
						Related Allowance
With no related allowance:
Commercial real estate mortgages	$1,692	$1,736	$ ---	$1,606	$1,606	$ ---
Commercial and industrial	202	352	---	309	309	---
Commercial construction and land development	---	---	---	1,328	3,253	---
Agricultural and other loans to farmers	106	106	---	181	181	---
Residential real estate loans	1,332	1,362	---	389	419	---
Home equity loans	18	18	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$3,350	$3,574	$ ---	$3,813	$5,768	$ ---

With an allowance:
Commercial real estate mortgages	$ 531	$ 531	$ 43	$1,986	$2,014	$776
Commercial and industrial	224	374	175	325	555	187
Commercial construction and land development	1,111	3,036	58	---	---	---
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	515	515	97	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	8	8	---	10	10	1
Subtotal	$2,389	$4,464	$373	$2,321	$2,579	$964
Total	$5,739	$8,038	$373	$6,134	$8,347	$964

Details of impaired loans as of December 31, 2015, 2014, and 2013 follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	For the Twelve Months Ended		For the Twelve Months Ended		For the Twelve Months Ended

	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$2,663	$60	$1,589	$ 66	$ 2,387	$ 74
Commercial and industrial	346	10	537	4	689	6
Commercial construction and land development	---	---	1,514	---	133	---
Agricultural and other loans to farmers	143	8	162	3	270	---
Residential real estate mortgages	1,327	42	470	25	323	21
Home equity loans	18	---	---	---	17	2
Other consumer	---	1	---	---	11	1
Subtotal	$4,497	$121	$4,272	$ 98	$ 3,830	$ 104

With an allowance:
Commercial real estate mortgages	$ 532	$---	$ 572	$ ---	$ ---	$ ---
Commercial and industrial	227	---	376	---	---	---
Commercial construction and land development	1,243	---	---	---	1,987	---
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate mortgages	650	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	9	---	12	1	---	---
Subtotal	$2,661	$ ---	$ 960	$ 1	$ 1,987	$ ---
Total	$7,158	$121	$5,232	$ 99	$ 5,797	$ 104

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator to all categories of commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses.

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss (7, 8 and 9, respectively). The Bank considers a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there is the distinct possibility of some loss of principal, if the deficiencies are not corrected.

Loans that the Bank classifies as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

Loans that the Bank classifies as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though partial recovery may be affected in the future. Losses are taken in the period in which they are determined to be uncollectible.

Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated “as other assets especially mentioned” special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: (i) lack of expertise, inadequate loan agreement; (ii) the poor condition of or lack of control over collateral; (iii) failure to obtain proper documentation or any other deviations from prudent lending practices.  Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose an institution to sufficient risks to warrant classification.

The following tables summarize the commercial loan portfolio as of December 31, 2015 and December 31, 2014, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

December 31, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$345,197	$74,771	$23,460	$30,688	$474,116
Other Assets Especially Mentioned	7,381	2,349	355	168	10,253
Substandard	18,424	2,790	1,111	147	22,472
Doubtful	---	---	---	---	---
Loss	---	1	---	---	1
Total	$371,002	$79,911	$24,926	$31,003	$506,842

December 31, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$302,376	$62,226	$23,290	$30,047	$417,939
Other Assets Especially Mentioned	11,501	7,349	---	193	19,043
Substandard	12,072	4,318	2,131	231	18,752
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$325,949	$73,893	$25,421	$30,471	$455,734

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

The level of the allowance also reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including, among other things, the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Bank’s allowance for loan losses consists of two principal elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) general valuation allowances, determined by taking historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, for economic conditions and other qualitative risk factors both internal and external to the Bank.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a classification of substandard or worse and is non-accruing, or considered a Troubled Debt Restructure (regardless of accrual status or risk rating).  The Bank analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts contractually owed and collateral deficiencies, among other observable considerations.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off, and is the first step to determining the general allowance component of the reserve. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual net charge-offs experienced to the total loan balance in the pool. The historical loss ratios are updated quarterly based on this net charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss rate and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Bank’s pools of similar loans include similarly risk-graded groups of commercial real estate loans, commercial and industrial loans, commercial construction and development loans, municipal loans, residential mortgage loans, consumer revolving loans, and consumer installment loans.

The general valuation allowances are determined by making adjustments to the historical valuation allowances (above), where adjustments are based on general economic conditions and other qualitative risk factors both internal and external to the Bank. Such qualitative factor adjustments are determined by evaluating, among other things: (i) changes in lending policies and procedures; (ii) economic and business conditions; (iii) changes in the volume and nature of the loan portfolio; (iv) experience, ability and depth of lending management and staff; (v) changes in asset quality and problem loan trends; (vi) quality of internal controls and effectiveness of loan review; (vii) concentrations of credit; (viii) external factors, including changes in competition, legal, and regulatory matters; and (ix) real estate market conditions and valuations of collateral.   Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Once established, the general valuation allowance is then modified by the Loss Emergence Period established for each pool of homogeneous loans.

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

All qualitative factors were examined and updated in 2014 and again in 2015 as reflected in the December 31, 2015 and 2014 allowances, with specific basis point ranges formulated from an analysis of actual charge-offs dating back to 2007.  The enhanced ranges are anchored by, on the low end, lowest quarterly (annualized) loss experience; at the mean, by average quarterly (annualized) loss experience; and, on the upper bound, by considering stress events such as the 2008 financial crisis in the data along with the Company’s worst quarterly (annualized) loss experience.  The factor ranges are effectively allocated between the nine (9) qualitative factors as discussed above.

The Company’s December 31, 2015 and 2014 Allowance calculations included the use of more definitive and distinct Loss Emergence Periods (LEPs) for each loan segment, allowing the Company to more accurately forecast probable losses that have already occurred in the loan portfolio, which may not have emerged into “problem loan” status.

The updates and refinements to the Allowance methodology did not have a significant impact on the total Allowance for Loan Losses, but as depicted in the tables below, did result in some realignment of Allowance allocations. Notably, the Residential Mortgage allocation increased in 2014, which was primarily the result of higher NPLs and calculated loss rates, higher qualitative factor adjustments, and a higher LEP.  As this category has incurred the most amount of dollars charged-off each of the past three years and has been a significant contributor to the Company’s non-performing loans, the Company believes the resulting December 31, 2015 and 2014 Allowance allocations for this portfolio segment are reasonable and appropriate.

As of December 31, 2015, Management believes that the overall model methodology and Allowance calculation provides a reasonable and supportable basis for determining and reporting on probable losses that have already occurred in the Company’s loan portfolio.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014, and 2013. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Twelve Months Ended December 31, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(667)	(323)	---	(72)	(70)	(111)	(376)	---	(1,619)
Recoveries	98	36	---	18	129	22	1	---	304
Provision	347	594	39	84	(26)	106	665	(24)	1,785
Ending Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439

of which:

Amount for loans individually
evaluated for impairment	$ 43	$ 175	$ 58	$ ---	$ 97	$ ---	$ ---	$ ---	$ 373

Amount for loans collectively
evaluated for impairment	$ 4,203	$ 1,061	$ 126	$ 307	$ 2,650	$ 111	$ 561	$ 47	$ 9,066

Loans individually evaluated
for impairment	$ 2,223	$ 426	$ 1,111	$ 106	$ 1,847	$ 8	$ 18	$ ---	$ 5,739

Loans Collectively evaluated
for impairment	$368,779	$ 79,485	$23,815	$30,897	$ 404,805	$ 9,690	$51,512	$15,244	$984,227

Twelve Months Ended December 31, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged-off	(238)	(475)	---	(14)	(650)	(191)	(52)	---	(1,620)
Recoveries	85	16	---	130	12	37	1	---	281
Provision	(204)	122	(169)	(174)	2,186	111	58	(97)	1,833
Ending Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969

of which:

Amount for loans
individually evaluated for impairment	$ 776	$ 187	$ ---	$ ---	$ ---	$ 1	$ ---	$ ---	$ 964

Amount for loans
collectively evaluated for impairment	$ 3,692	$ 742	$ 145	$ 277	$ 2,714	$ 93	$ 271	$ 71	$ 8,005

Loans individually
evaluated for impairment	$ 3,592	$ 634	$ 1,328	$ 181	$ 389	$ 10	$ ---	$ ---	$ 6,134

Loans collectively
evaluated for impairment	$322,357	$73,259	$24,093	$30,290	$382,289	$12,130	$51,795	$16,693	$912,906

Twelve Months Ended December 31, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged Off	(214)	(405)	---	(81)	(406)	(120)	(29)	---	(1,255)
Recoveries	105	23	---	37	7	23	20	---	215
Provision	614	622	(201)	76	235	27	18	27	1,418
Ending Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475

of which:

Amount for loans Individually evaluated for impairment	$ 100	$ 150	$ 20	$ ---	$ ---	$ ---	$ ---	$ ---	$ 270

Amount for loans Collectively evaluated for impairment	$ 4,725	$ 1,116	$ 294	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,205

Loans individually Evaluated for impairment	$ 2,046	$ 793	$ 1,913	$ 56	$ ---	$ ---	$ ---	$ ---	$ 4,808

Loans collectively Evaluated for impairment	$334,496	$73,179	$16,216	$26,873	$317,115	$14,523	$49,565	$16,355	$848,322

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the lodging and hospitality business associated with tourism. At December 31, 2015 and 2014, loans to the lodging and hospitality industry amounted to approximately $98,231 and $112,520, respectively.

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

	2015	2014

Beginning balance	$2,902	$3,334

Changes in composition	1,675	(199)
New loans	236	9
Less: repayments	(713)	(242)
Ending balance	$4,100	$2,902

As of December 31, 2015, and 2014, there were no past due or non-performing loans to related parties.

Other Real Estate Owned: At December 31, 2015, total other real estate owned amounted to $256 compared with $523 at December 31, 2014.

Real Estate Loans Under Foreclosure: At December 31, 2015, the bank had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $4,575 compared with $2,588 at December 31, 2014.

Note 5: OREO

The Company's OREO activity for the years ended December 31, 2015 and 2014 are presented below:

	2015	2014

Balance at beginning of year	$ 523	$ 1,625
Additions	425	320
Disposals	(672)	(1,129)
Writedowns	(20)	(293)
Balance at end of year	$ 256	$ 523

The Company's OREO portfolio by property type is presented in the table below as of December 31, 2015 and 2014:

	2015		2014
	Number of properties	Carrying value	Number of properties	Carrying value

Residential	2	$131	5	$398
Commercial	1	125	1	125
Total	3	$256	6	$523

The Company's net gains and losses on OREO properties are presented within non-interest expense on the consolidated statements of income.

The Company recorded net gains and losses on OREO properties for the years ended December 31, 2015, 2014 and 2013 as follows:

	2015	2014	2013

Net gains (losses) on OREO	$(104)	$77	$(285)

Note 6: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	Twelve months ended December 31, 2015	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$1,334	$ 400	$ 676	Net securities gains
Tax (expense) or benefit	(467)	(138)	(230)	Provision for income taxes
Net of tax	$ 867	$ 262	$ 446	Net income

Amortization of postretirement benefit plan
Amortization of actuarial loss for supplemental executive retirement plan	(38)	(25)	105	Salaries and benefits
Tax (expense) or benefit	13	---	(36)	Provision for income taxes
Net of tax	$ (25)	$ (25)	$ 69	Net income
Total reclassification for the period	$ 842	$ 237	$ 515	Net income, net of tax

Note 7: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2015	2014	Estimated useful lives (in years)

Land	$ 2,474	$ 2,474	N/A
Buildings and leasehold improvements	25,034	23,915	5-39
Furniture and equipment	8,085	7,535	3-7
Less: accumulated depreciation	(14,919)	(13,406)
Total	$ 20,674	$ 20,518

Depreciation expense amounted to $1,710, $1,629 and $1,504 in 2015, 2014, and 2013, respectively.

Note 8: Goodwill and Other Intangible Assets

Goodwill totaled $4,935 at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company concluded that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying value, and goodwill is not considered impaired.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company transaction. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At December 31, 2015, the balance of the core deposit intangible asset amounted to $470.

	December 31, 2015	December 31, 2014
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	313	221
Net carrying amount	$470	$562

Amortization expense on the finite-lived intangible assets is expected to total $92.4 for each year from 2016 through 2020, then $8 for 2021.

Note 9: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2015	2014	2013
Current
Federal	$5,607	$5,411	$5,060
State	218	263	242
	5,825	5,674	5,302
Deferred	142	240	(111)
	$5,967	$5,914	$5,191

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35%) to recorded income tax expense, for each of the three years ended December 31:

	2015	2014	2013

Computed tax expense	$7,392	$7,184	$6,431
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(209)	(88)	(82)
Tax exempt interest	(1,303)	(1,325)	(1,199)
State taxes, net of federal benefit	142	171	157
Other	(55)	(28)	(115)
	$5,967	$5,914	$5,191

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $2,174 at December 31, 2015 and $666 at December 31, 2014.

	2015		2014
	Asset	Liability	Asset	Liability
Allowance for losses on loans and other real estate owned	$3,379	$ ---	$3,185	$ ---
Deferred compensation	1,035	---	1,047	---
Unrealized gain or loss on securities available for sale	---	3,076	---	4,255
Unrealized gains or loss on derivatives	873	---	389	---
Unfunded retirement benefits	249	---	263	---
Depreciation	---	615	---	572
Deferred loan origination costs	---	475	---	431
Other real estate owned	22	---	65	---
Non-accrual interest	211	---	158	---
Write down of impaired investments	1,113	---	1,195	---
Branch acquisition costs and goodwill	---	639	---	517
Prepaid expenses	---	151	---	199
Equity compensation	253	---	132	---
Other	198	203	209	3
	$7,333	$5,159	$6,643	$5,977

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 10: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $93,481 and $95,839 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$14,377
Over three to six months	7,408
Over six to twelve months	26,180
Over twelve months	45,516
$93,481

At December 31, 2015, the scheduled maturities of total time deposits were as follows:

2016	$134,481
2017	61,211
2018	59,812
2019	74,098
2020	57,304
2021 & thereafter	9,823
$396,729

Note 11: Short-term Borrowings

The Company’s short-term borrowings (i.e. with maturities of twelve months or less) consist of borrowings from the Federal Home Loan Bank (the “FHLB”), and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2015 and 2014.

	2015		2014
	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$313,000	0.54%	$293,800	0.45%
Securities sold under agreements to repurchase	20,909	0.28%	19,720	0.27%
Total short-term borrowings	$333,909		$313,520

Federal Home Loan Bank Advances: Information concerning short-term Federal Home Loan Bank advances for 2015 and 2014 is summarized below:

	2015	2014

Average daily balance during the year	$295,479	$287,778
Maximum month-end balance during the year	$342,000	$363,900
Amount outstanding at end of year	$313,000	$293,800

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

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2015 and 2014 is summarized below:

	2015	2014

Average daily balance during the year	$17,001	$16,851
Average interest rate during the year	0.28%	0.27%
Maximum month-end balance during the year	$21,239	$21,021
Amount outstanding at end of year	$20,909	$19,720

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2015	2014

Carrying value	$28,324	$38,552
Estimated fair value	$28,981	$39,669

Note 12: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2015
Maturity	Total Principal	Rate	Range of Interest Rates

2017	$ 52,500	2.21%	0.99%	to	4.50%
2018	12,000	1.65%	1.15%	to	2.25%
2019	50,000	1.94%	1.66%	to	2.15%
2020	20,000	1.83%	1.60%	to	2.45%
2021 and thereafter	1,382	2.27%	1.85%	to	2.43%
Total long-term debt	$135,882	2.01%

December 31, 2014
Maturity	Total Principal	Rate	Range of Interest Rates

2016	$ 11,000	1.60%	1.17%	to	2.29%
2017	52,500	2.21%	0.99%	to	4.50%
2018	12,000	1.65%	1.15%	to	2.25%
2019	50,000	1.94%	1.66%	to	2.15%
2020 and thereafter	3,000	2.44%	2.43%	to	2.45%
Total long-term debt	$128,500	2.01%

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

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2015

Maturity	Total Principal	Rate	Range of Interest Rates

2017	$15,000	4.19%	3.69%	to	4.50%
2018	2,000	2.25%	2.25%	to	2.25%
2019	---	---	---	to	---
2020	---	---	---	to	---
2021 and thereafter	---	---	---	to	---
Total long-term debt	$17,000	3.96%

December 31, 2014

	Total Principal	Weighted Average Rate	Range of Interest Rates
2016	---	---	---
2017	$15,000	4.19%	3.69%	to	4.50%
2018	2,000	2.25%	2.25%	to	2.25%
2019	---	---	---	to	---
2020 and thereafter	---	---	---	to	---
Total long-term debt	$17,000	3.96%

At December 31, 2015 and 2014, the Company had $17,000 of long-term debt that was currently callable, respectively.

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

Note 13: Financial Derivative Instruments

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

At December 31, 2015, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At December 31, 2015, the Bank’s derivative counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments are summarized below:

Interest Rate Cap Agreements as of December 31, 2015

Notional Amount	Expiration Date	3-month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value
$25,000	06/02/21	3.00%	$ 922	$ 920	$291
$20,000	06/04/24	3.00%	$1,470	$ 1,470	$637
$20,000	10/21/21	3.00%	$ 632	$ 632	$269
$25,000	10/21/24	3.00%	$1,542	$ 1,542	$872

Interest Rate Cap Agreements as of December 31, 2014

Notional Amount	Expiration Date	3-month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value
$25,000	06/02/21	3.00%	$ 922	$ 922	$ 631
$20,000	06/04/24	3.00%	$1,470	$ 1,470	$ 978
$20,000	10/21/21	3.00%	$ 632	$ 632	$ 543
$25,000	10/21/24	3.00%	$1,542	$ 1,542	$1,303

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

At December 31, 2015, the total fair value of the interest rate cap agreements was $2,069. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. During 2015, $2 of amortization was required.  During the next twelve months, $50 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of December 31, 2015 and 2014 follows:

	December 31, 2015
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(2,495)	$(1,621)
Unamortized premium on interest rate caps	4,564	2,966
Total	$2,069	$ 1,345
	December 31, 2014
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(1,111)	$(722)
Unamortized premium on interest rate caps	4,566	2,968
Total	$3,455	$2,246

Note 14: Capital Resources

Regulatory Capital Requirements: The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Parent Company, like all bank holding companies, is not subject to the prompt corrective action provisions. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the "Basel III Capital Rules") substantially revised the risk based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk weighting approach with a more risk sensitive approach. The final rules also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchase, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. The Basel III Capital Rules became effective for the Company on January 1, 2015.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios as set forth in the table below. As of December 31, 2015, the Company and the Bank exceeded all capital adequacy requirements to which they are subject. As of December 31, 2015, the most recent notification from the federal regulators categorized the Bank as well-capitalized.  The final rules also added a new risk-weighted capital measure Common Equity Tier 1

(“CET1”).  The new Basel III capital adequacy guidelines require all banks and bank holding companies to maintain minimum capital ratios depicted in the table below:

			Adequately Capitalized		Adequately Capitalized
			Basel III		Basel III
	Actual		Phase-In Schedule		Fully Phased-In		Well Capitalized
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$160,042	17.12%	$74,793	8.0%	$98,166	10.5%	N/A
Bank	$161,905	17.34%	$74,713	8.0%	$98,060	10.5%	$93,391	10.0%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	$145,400	15.55%	$42,071	4.5%	$65,444	7.0%	N/A
Bank	$147,263	15.77%	$42,026	4.5%	$65,374	7.0%	$60,704	6.5%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$145,400	15.55%	$56,095	6.0%	$79,468	8.5%	N/A
Bank	$147,263	15.77%	$56,035	6.0%	$79,382	8.5%	$74,713	8.0%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	$145,400	9.37%	$62,087	4.0%	$62,087	4.0%	N/A
Bank	$147,263	9.49%	$62,050	4.0%	$62,050	4.0%	$77,563	5.0%

	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$148,188	17.24%	$68,766	8.0%	N/A
Bank	$149,546	17.42%	$68,697	8.0%	$85,871	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$134,099	15.60%	$34,383	4.0%	N/A
Bank	$135,457	15.77%	$34,348	4.0%	$51,522	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$134,099	9.30%	$57,689	4.0%	N/A
Bank	$135,457	9.40%	$57,656	4.0%	$72,070	5.0%

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2015, the Bank had $68,514 available for dividends that could be paid without prior regulatory approval.

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

As of December 31, 2015, the Company had repurchased 158,413 shares of stock under this plan, at a total cost of $2,968 and an average price of $18.74 per share. During 2015, the Company repurchased 656 shares under the plan.  The Company records repurchased shares as treasury stock.

Note 15: Stock-Based Compensation Plans

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

On May 19, 2009, the shareholders of the Company approved the adoption of the 2009 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2009 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2009 Plan over the 10 year period in which the plan will be in place is 262,500 shares of common stock, provided that no more than 112,500 shares of such stock can be awarded in the form of restricted stock or restricted stock units, as further described in the 2009 Plan. The 2009 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2009 Plan, subject to the discretion of the administrator and the terms of the 2009 Plan. The maximum stock award granted to one individual may not exceed 30,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.  No grants were made after May 18, 2015 for this plan.

On May 19, 2015, the shareholders of the Company approved the adoption of the 2015 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2015 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2015 Plan over the 10 year period in which the plan will be in place is 280,000 shares of common stock. The 2015 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan, subject to the discretion of the administrator and the terms of the 2015 Plan. The maximum stock award granted to one individual may not exceed 20,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.  According to the 2015 Plan no shares shall be granted after May 19, 2019, ten years after the effective date of the 2015 Plan.

In April of 2013, the Board of Directors voted a Long Term Incentive Program for senior management members.  The program is designed to be made up of a series of three year rolling plans utilizing the shares made available through the approved equity plans. Grants may be given in time vested restricted stock awards, time vested restricted stock units or performance vested restricted stock units, or a combination of these types of grants.

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Stock options and restricted stock awards	$306	$296	$255
Performance stock units	376	173	63
Restricted stock units	134	61	80
Total compensation expense	$816	$530	$398

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2015	2014	2013

Risk free interest rate	1.16%	1.24%	1.55%
Expected market volatility factor for the Company's stock	41.22%	29.38%	26.44%
Dividend yield	6.00%	6.20%	3.39%
Expected life of the options (years)	6.0	6.2	7.0
Options granted	83,513	45,000	40,500
Estimated fair value of options granted	$ 9.73	$ 5.00	$ 6.63

The expected life of the grants is based on the simplified method, which calculated the expected life based on the midpoint of the term of the award and the vesting period.  The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The dividend yield is based on estimated future dividend yields.  The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of the grant, with maturities approximating the vesting period of the stock option grants. The expected market price volatility for the grants during 2015 was determined by using the Company’s historical stock price volatility on a daily basis during the three year period ending December 31, 2015, consistent with the vesting periods of the 2015 option grants.

Stock Option and Restricted Stock Awards Activity: A summary combined status of the stock option and restricted stock awards as of December 31, 2015, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2015	240,308	$22.21
Granted	83,513	$33.27
Exercised	(55,642)	$21.69
Cancelled	(38,744)	$22.37
Outstanding at December 31, 2015	229,435	$26.33	$1,860

Ending vested and expected to vest December 31, 2015	226,219	$26.45	$1,807

Exercisable at December 31, 2015	68,104	$21.30	$ 895

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2015	---	$ ---
Awarded	2,860	$34.81
Released	(2,860)	$34.81
Forfeited	---	$ ---
Outstanding at December 31, 2015	---	$ ---

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2015, 2014, and 2013, was approximately $708 and $1,207, $390 and $626, $201 and $345, respectively.

The tax benefit received related to the exercise of options in 2015, 2014 and 2013, was $159, $43 and $19, respectively.

As of December 31, 2015, there was approximately $710 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next six years, with a weighted average recognition period of 1.8 years.

Performance Stock Units: During 2015, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company ranging from zero to 13,813 shares. The performance shares granted were valued at between $32.00 and $34.94 the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 150% of the target 9,207 shares, or 13,813 shares.

The following table summarizes performance units as of December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2015	17,895	$25.77
Granted	9,207	32.20
Vested	---	---
Forfeited	2,753	30.00
Outstanding at December 31, 2015	24,349	$27.72

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2014	10,444	$23.86
Granted	8,340	27.96
Vested	---	---
Forfeited	889	23.76
Outstanding at December 31, 2014	17,895	$25.77

Restricted Stock Units: During 2015, restricted stock units were granted to certain executive officers, directors and senior vice presidents. The restricted shares granted were valued at between $32.00 and $35.25 the fair market value at the date of grant, and will be vested over a three year period.

The following table summarizes restricted stock units as of December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2015	13,178	$26.42
Granted	21,755	32.66
Vested	6,040	27.43
Forfeited	3,501	30.58
Outstanding at December 31, 2015	25,392	$30.95

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2014	8,386	$23.83
Granted	8,266	27.95
Vested	2,878	23.80
Forfeited	596	23.76
Outstanding at December 31, 2014	13,178	$26.42

As of December 31, 2015, there was $1,095 of total unrecognized compensation cost related to nonvested restricted stock units and performance stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 16: Retirement Benefit Plans

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

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to post-retirement benefits are net actuarial losses related to supplemental retirement plans of $417 and $482, as of December 31, 2015 and 2014, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive Retirement Plans
	Fiscal Year Ending
	2015	2014
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,969	$ 3,882
Service cost	71	64
Interest cost	125	149
Actuarial (gain) loss on supplemental retirement plans	---	205
Benefits and expenses paid	(291)	(331)
Benefit obligation at end of year	$ 3,874	$ 3,969

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---
Benefits and expenses paid	(291)	(331)
Contributions	291	331
Fair value of plan assets at end of year	$ ---	$ ---
Funded status at end of year	$(3,874)	$(3,969)

As of December 31, 2015 and 2014, the Company had recognized liabilities of $3,874 and $3,969, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions, based on long-term bond yields, used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2015, 2014, and 2013:

Assumptions	Supplemental Executive Retirement Plans Fiscal Year Ending
	2015	2014	2013
Weighted-average discount rate beginning of the year	3.27%	4.02%	3.14%
Weighted-average discount rate end of the year	3.48%	3.27%	4.02%

The discount rate was chosen based on high-quality long-term bond yields with maturity dates that match the timing and amount of the expected future benefit payments as of the measurement date.

The net periodic benefit cost for the years ended December 31 included the following components:

	Supplemental Executive Retirement Plans Fiscal Year Ending
	2015	2014	2013
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$ 71	$ 64	$ 209
Interest cost	125	149	120
Recognition of net actuarial (gain) loss	38	28	(105)
Total recognized in the consolidated income statements	$ 234	$ 241	$ 224

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial loss (gain)	79	174	42
Total recognized in other comprehensive income (pre-tax)	79	174	42
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$ 313	$ 415	$ 266

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $29.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2016	$ 291
2017	291
2018	345
2019	383
2020	299
2021 and thereafter	3,522
Total	$5,131

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21 ½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2015, 2014, and 2013 was $411, $375, and $356, respectively.

Note 17: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014

Commitments to originate loans	$41,529	$21,147
Unused lines of credit	$97,283	$92,817
Un-advanced portions of construction loans	$12,719	$23,434
Standby letters of credit	$ 385	$ 325

As of December 31, 2015 and 2014, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2015.

2016	$348
2017	$239
2018	$236
2019	$236
2020	$236
2021 and thereafter	$751

In connection the foregoing lease obligations, in 2015, 2014 and 2013, the Company recorded $394, $431, and $430 in rent expense, respectively, which is included in occupancy and furniture and fixtures expense in the consolidated statements of income.

Note 18: Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015, and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$306,993	$ ---	$306,993
US Government agencies	$ ---	$ 79,130	$ ---	$ 79,130
Private label	$ ---	$ 3,464	$ ---	$ 3,464
Obligations of states and political subdivisions thereof	$ ---	$115,382	$ ---	$115,382
Derivative assets	$ ---	$ 2,069	$ ---	$ 2,069

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$288,210	$ ---	$288,210
US Government agencies	$ ---	$ 83,346	$ ---	$ 83,346
Private label	$ ---	$ 4,524	$ ---	$ 4,524
Obligations of states and political subdivisions thereof	$ ---	$ 94,445	$ ---	$ 94,445
Derivative assets	$ ---	$ 3,455	$ ---	$ 3,455

During the years ended December 31, 2015 and 2014, there were no transfers between levels of the fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Year Ended December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/15	Loss

Other real estate owned	$ ---	$ ---	$ 256	$ 256	$27
Collateral dependent impaired loans	$ ---	$ ---	$1,999	$1,999	$ ---

For the Year Ended December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/14	Loss

Other real estate owned	$ ---	$ ---	$ 523	$ 523	$397
Collateral dependent impaired loans	$ ---	$ ---	$1,986	$1,986	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $1,999 and $1,986 which had specific reserves included in the allowance of $312 and $776, respectively, at December 31, 2015 and December 31, 2014. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

Note 19: Fair Value of Financial Instruments

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2015 and 2014 follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2015

Financial Assets:
Cash and cash equivalents	$ 9,720	$9,720	$ ---	$ ---	$ 9,720
Federal Home Loan Bank stock	21,479	---	21,479	---	21,479
Loans, net	980,631	---	---	975,610	975,610
Interest receivable	5,420	---	5,420	---	5,420

Financial liabilities:
Deposits (with no stated maturity)	$546,058	$ ---	$546,058	$ ---	$546,058
Time deposits	396,729	---	399,146	---	399,146
Borrowings	474,791	---	473,404	---	473,404
Interest payable	527	---	527	---	527

December 31, 2014

Financial Assets:
Cash and cash equivalents	$ 9,800	$9,800	$ ---	$ ---	$ 9,800
Federal Home Loan Bank stock	21,354	---	21,354	---	21,354
Loans, net	910,055	---	---	913,784	913,784
Interest receivable	4,795	---	4,795	---	4,795

Financial liabilities:
Deposits (with no stated maturity)	$479,986	$ ---	$479,986	$ ---	$479,986
Time deposits	378,063	---	379,132	---	379,132
Borrowings	447,020	---	447,637	---	447,637
Interest payable	499	---	499	---	499

Note 20: Legal Contingencies

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

Note 21: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 are presented below:

BALANCE SHEETS

December 31

	2015	2014

Cash	$ 918	$ 1,121
Investment in subsidiaries	156,396	148,049
Premises	688	689
Other assets	320	175
Total assets	$158,322	$150,034

Liabilities
Total liabilities	$ 4,170	$ 3,747

Shareholders' equity
Total shareholders' equity	$154,152	$146,287

Liabilities and Shareholders' equity	$158,322	$150,034

    STATEMENTS OF INCOME

Years Ended December 31

	2015	2014	2013

Dividend income from subsidiaries	$ 5,407	$ 5,697	$ 4,883
Equity in undistributed earnings of subsidiaries (1)	11,272	10,141	9,468
Bankshares expenses	(2,183)	(1,705)	(1,591)
Tax benefit	657	480	423
Net income	$15,153	$14,613	$13,183

(1)

Amount in parentheses represents the excess of dividends over net income subsidiaries.

STATEMENTS OF CASH FLOWS

Years Ended December 31

	2015	2014	2013

Cash flows from operating activities:
Net income	$15,153	$14,613	$13,183

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1	---	1
Recognition of stock based expense	711	418	265
Net change in other assets	(281)	(189)	331
Net change in other liabilities	423	415	389
Equity in undistributed earnings of subsidiaries	(11,272)	(10,141)	(9,468)

Net cash provided by operating activities	4,735	5,116	4,701

Cash flows from investing activities:
Capital expenditures	(1)	(1)	(1)

Net cash used in investing activities	(1)	(1)	(1)

Cash flows from financing activities:
Purchases of treasury stock	(24)	(8)	(24)
Proceeds from stock option exercises	1,127	616	461
Dividend paid	(6,040)	(5,362)	(4,915)

Net cash used in financing activities	(4,937)	(4,754)	(4,478)

Net (decrease) increase in cash	(203)	361	222

Cash and cash equivalents, beginning of year	1,121	760	538

Cash and cash equivalents, end of year	$ 918	$ 1,121	$ 760

Note 22: Selected Quarterly Financial Data (Unaudited)

2015	Q1	Q2	Q3	Q4	Year

Interest and dividend income	$13,533	$13,472	$14,326	$13,893	$55,224
Interest expense	2,535	2,586	2,630	2,639	10,390
Net interest income	10,998	10,886	11,696	11,254	44,834
Provision for loan losses	495	400	425	465	1,785
Non-interest income	2,342	2,503	2,028	2,106	8,979
Non-interest expense	7,333	7,601	7,820	8,154	30,908
Income before income taxes	5,512	5,388	5,479	4,741	21,120
Income taxes	1,631	1,515	1,548	1,273	5,967
Net income	$ 3,881	$ 3,873	$ 3,931	$ 3,468	$15,153

Per common share data:
Basic earnings per share	$ 0.65	$ 0.65	$ 0.66	$ 0.58	$ 2.53
Diluted earnings per share	$ 0.64	$ 0.64	$ 0.65	$ 0.57	$ 2.50

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2015, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bar Harbor Bankshares

We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bar Harbor Bankshares and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2015, and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts

March 14, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2015 fiscal year (hereinafter the “Proxy”) and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS and COMPENSATION OF DIRECTORS,” in the Company’s Proxy, which information is incorporated herein by reference.

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

March 14, 2016	BAR HARBOR BANKSHARES (Registrant) /s/ Curtis C. Simard Curtis C. Simard President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ Peter Dodge Peter Dodge Chairman, Board of Directors	/s/ Curtis C. Simard Curtis C. Simard, Director President & Chief Executive Officer

/s/ Thomas A. Colwell Thomas A. Colwell Vice Chairman, Board of Directors	/s/ Gerald Shencavitz Gerald Shencavitz EVP, Chief Financial Officer and Principal Accounting Officer

/s/ Matthew L. Caras Matthew Caras, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/ Daina H. Hill Daina H. Hill, Director	/s/ David B. Woodside David B. Woodside, Director

/s/ Clyde H. Lewis Clyde H. Lewis, Director

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the commission on November 5, 2015 (Commission File No. 0013349).

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009 (Commission File No. 0013349).

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009 (Commission File No. 0013349).

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009 (Commission File No. 0013349).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009 (Commission File No. 0013349).

4.5	Description of Company Common Stock	Incorporated by reference to Form 8-K, Items 8.01 and 9.01, Exhibit 99.1, filed August 7, 2015 (Commission File No. 0013349).

10	Material Contracts

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

10.6*+

Change in Control, Confidentiality, and Non-competition Agreements between the Company and the following officers: Marsha C. Sawyer, Executive Vice President Human Resources; and Joshua A. Radel, Chief Investment Officer, Bar Harbor Trust Services.

Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on May 18, 2012

10.7*	Change in Control Confidentiality and Noncompetition Agreement with Stephen Leackfeldt, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on May 18, 2012

10.8*	Change in Control Confidentiality and Noncompetition Agreement with Greg Dalton, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on May 18, 2012

10.9	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005 (Commission File No. 0013349).

10.10	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006 (Commission File No. 0013349).

10.11*	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix “C” to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009 (Commission File No. 0013349).

10.12*	Change in Control Confidentiality and Noncompetition Agreement between the Company and Senior Vice President, Marcia T. Bender	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on July 30, 2013.

10.13*	Employment Agreement with Company President and Chief Executive Officer, Curtis C. Simard	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, filed with the Commission on May 17, 2013.

10.14*	2015 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on January 22, 2015.

10.15*	2013 through 2015 Long Term Executive Incentive Plan	Incorporated by reference to Form 8-K, Item 5.02(e) and 9.01, Exhibit 10.1, filed with the Commission on April 26, 2013.

10.16*	2014 through 2016 Long Term Executive Incentive Plan	Incorporated by reference to Form 8-K, Item 5.02(e) and 9.01, Exhibit 10.1, filed with the Commission on July 24, 2014.

10.17*	2015 through 2017 Long Term Executive Incentive Plan	Incorporated by reference to Form 8-K, Item 5.02(e) and 9.01, Exhibit 10.1, filed with the Commission on February 19, 2015.

10.18*	Change in Control Confidentiality and Noncompetition Agreement between the Company and Richard Maltz, Chief Risk Officer	Incorporated by reference to Form 8-K, Items 1.01 and 9.01, filed with the Commission on July 11, 2014.

10.19*

2016 Annual Incentive Play and designated target awards for fiscal year 2016 (calculated as a percentage of base salary) for certain executive officers of the Company and its wholly owned first tier bank and second tier trust company subsidiaries, including the Company’s named executive officers.

Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on December 23, 2015.

10.20*	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015 approved by Shareholders at the Company’s 2015 Annual Meeting.	Incorporated by reference to the Company’s Proxy DEF 14A, Appendix B, filed with the Commission on April 8, 2015.

10.21*+	Change in Control, Confidentiality and Noncompete Agreement with Mr. Robert P. Gerseny JD, former President of Bar Harbor Trust Services and former Vice President of Bar Harbor Bank & Trust.	Incorporated by reference to Form 8-K, Items 1.01 and 9.01, filed with the Commission on February 19, 2015.

11.1	Statement of re computation of per share earnings	Statement of re computation of per share earnings is provided in Note 1 to the Consolidated Financial Statements in this Report

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm, KPMG, LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*Management contract or compensatory arrangement.

+Mr. Gersney left employment positions with the Bar Harbor Bank & Trust and Bar Harbor Trust Services effective

     June 30, 2015.