Form 10-Q
period 2016-03-31
BAR HARBOR BANKSHARES
filed 2016-05-06
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12B-2 of the Exchange Act): YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 3, 2016
$2.00 Par Value	6,023,077

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2016 and December 31, 2015	3

	Consolidated Statements of Income for the three months ended March 31, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015	5

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2016 and 2015	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	7

	Notes to Consolidated Interim Financial Statements	8-35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-58

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-61

Item 4.	Controls and Procedures	61-62

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	63

Signatures		63

Exhibit Index		64

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(Dollars in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$ 7,345	$ 9,720
Securities available for sale, at fair value	532,919	504,969
Federal Home Loan Bank stock	23,051	21,479
Loans	1,006,562	990,070
Allowance for loan losses	(9,814)	(9,439)
Loans, net of allowance for loan losses	996,748	980,631
Premises and equipment, net	22,136	20,674
Goodwill	4,935	4,935
Bank owned life insurance	23,972	23,747
Other assets	11,387	13,900
TOTAL ASSETS	$1,622,493	$1,580,055

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 77,497	$ 86,577
NOW accounts	158,086	160,394
Savings and money market deposits	326,268	299,087
Time deposits	400,724	396,729
Total deposits	962,575	942,787
Short-term borrowings	343,375	333,909
Long-term advances from Federal Home Loan Bank	143,878	135,882
Junior subordinated debentures	5,000	5,000
Other liabilities	7,071	8,325
TOTAL LIABILITIES	1,461,899	1,425,903

Shareholders' equity
Capital stock, par value $2.00; authorized 20,000,000 and 10,000,000 shares;
issued 6,788,407 shares at March 31, 2016 and December 31, 2015, respectively	13,577	13,577
Surplus	21,873	21,624
Retained earnings	125,037	122,260
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($225) and ($249), at March 31, 2016 and
December 31, 2015, respectively	(417)	(463)
Net unrealized appreciation on securities available for sale, net of tax
of $4,936 and $2,828, at March 31, 2016 and December 31, 2015 respectively	9,166	5,251
Portion of OTTI attributable to non-credit gains, net of tax of $216 and $249, at
March 31, 2016 and December 31, 2015, respectively	401	462
Net unrealized depreciation on derivative instruments, net of tax
of $1,123 and $873, at March 31, 2016 and December 31, 2015, respectively	(2,085)	(1,621)
Total accumulated other comprehensive income	7,065	3,629
Less: cost of 777,399 and 778,196 shares of treasury stock at March 31, 2016 and
December 31, 2015, respectively	(6,958)	(6,938)

TOTAL SHAREHOLDERS' EQUITY	160,594	154,152

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,622,493	$1,580,055

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$10,083	$ 9,677
Interest on securities	3,905	3,762
Dividend on FHLB stock	176	94
Total interest and dividend income	14,164	13,533

Interest expense:
Deposits	1,577	1,453
Short-term borrowings	450	239
Long-term debt	801	843
Total interest expense	2,828	2,535

Net interest income	11,336	10,998
Provision for loan losses	465	495
Net interest income after provision for loan losses	10,871	10,503

Non-interest income:
Trust and other financial services	948	945
Service charges on deposit accounts	211	198
Debit card income	400	366
Net securities gains	1,436	619
Other operating income	333	214
Total non-interest income	3,328	2,342

Non-interest expense:
Salaries and employee benefits	5,017	4,352
Occupancy expense	569	580
Furniture and equipment expense	589	565
Debit card expenses	117	96
FDIC insurance assessments	217	201
Other operating expense	1,488	1,539
Total non-interest expense	7,997	7,333

Income before income taxes	6,202	5,512
Income taxes	1,796	1,631

Net income	$ 4,406	$ 3,881

Per Common Share Data:
Basic earnings per share	$ 0.73	$ 0.65
Diluted earnings per share	$ 0.72	$ 0.64

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$4,406	$3,881
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $2,577 and $1,009, respectively	4,786	1,874
Less reclassification adjustment for net losses related to securities available for sale included in net income,
net of tax of $503 and $217, respectively	(933)	(402)
Net unrealized depreciation on interest rate derivatives, net of tax of $250 and $209, respectively	(464)	(389)
Net amortization of prior service cost and actuarial loss for supplemental executive retirement plan,
net of related tax of $3 and $0, respectively	5	---
Actuarial loss on supplemental executive retirement plan, net of related tax of $23 and $8, respectively	42	7
Total other comprehensive income	3,436	1,090
Total comprehensive income	$7,842	$4,971

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands, except share and per share data)

(unaudited)

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	income (loss)	Stock	Equity
Balance December 31, 2014	$13,577	$20,905	$113,149	$6,691	$(8,035)	$146,287
Net income	---	---	3,881	---	---	3,881
Total other comprehensive income	---	---	---	1,090	---	1,090
Dividend declared:
Common stock ($0.245 per share)	---	---	(1,458)	---	---	(1,458)
Stock options exercised (13,052 shares), including related tax effects	---	13	---	---	222	235
Recognition of stock based compensation expense	---	58	---	---	---	58
Balance March 31, 2015	$13,577	$20,976	$115,572	$7,781	$(7,813)	$150,093

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	income (loss)	Stock	Equity
Balance December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152
Net income	---	---	4,406	---	---	4,406
Total other comprehensive loss	---	---	---	3,436	---	3,436
Dividend declared:
Common stock ($0.265 per share)	---	---	(1,593)	---	---	(1,593)
Purchase of Treasury Stock (6,252 shares)	---	---	---	---	(190)	(190)
Stock options exercised (7,049 shares), including related tax effects	---	19	(36)	---	170	153
Recognition of stock based compensation expense	---	230	---	---	---	230
Balance March 31, 2016	$13,577	$21,873	$125,037	$7,065	$(6,958)	$160,594

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$ 4,406	$ 3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	403	433
Amortization of core deposit intangible	23	23
Provision for loan losses	465	495
Net securities gains	(1,436)	(619)
Net amortization of bond premiums and discounts	586	630
Recognition of stock based compensation expense	230	58
Gains on sale of other real estate owned	---	(64)
Net income from bank owned life insurance	(225)	(105)
Net change in other assets	(2)	(285)
Net change in other liabilities	(1,254)	(1,396)
Net cash provided by operating activities	3,196	3,051

Cash flows from investing activities:
Purchases of securities available for sale	(63,311)	(43,174)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	20,626	22,109
Proceeds from sales of securities available for sale	21,513	8,941
Purchases of Bank Owned Life Insurance	---	(15,000)
Net increase in Federal Home Loan Bank stock	(1,572)	(1,442)
Net increase in total loans	(18,684)	(20,721)
Purchases of loans	2,102	---
Proceeds from sale of other real estate owned	---	110
Capital expenditures	(1,865)	(744)
Net cash used in investing activities	(41,191)	(49,921)

Cash flows from financing activities:
Net increase in deposits	19,788	6,889
Net decrease in securities sold under repurchase agreements and fed funds purchased	(6,734)	(3,509)
Proceeds from Federal Home Loan Bank advances	29,200	43,093
Repayments of Federal Home Loan Bank advances	(5,004)	---
Purchases of Treasury Stock	(190)	---
Proceeds from stock option exercises, including excess tax benefits	153	235
Restricted stock grant	---	---
Payments of dividends	(1,593)	(1,458)
Net cash provided by financing activities	35,620	45,250

Net decrease in cash and cash equivalents	(2,375)	(1,620)
Cash and cash equivalents at beginning of period	9,720	9,800
Cash and cash equivalents at end of period	$ 7,345	$ 8,180

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,792	$ 2,519
Income taxes	$ 1,419	$ 1,122

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2016

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three months ended March 31, 2016, is not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other interim periods.

The consolidated balance sheet at December 31, 2015, has been derived from audited consolidated financial statements at that date.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and notes thereto.

Note 2: Subsequent Events

On May 5, 2016, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Lake Sunapee Bank Group in an all-stock transaction valued at approximately $143 million.  The market expanding merger is expected to create efficiencies and strategic growth opportunities for both businesses through the leveraging of each other’s platforms and capabilities, and will create the only community bank headquartered in New England with a market footprint in all three Northern New England states of Maine, New Hampshire and Vermont.

At closing, the combined institution is expected to have approximately $3.3 billion in assets, $2.4 billion in net loans, $2.2 billion in deposits and over $2.0 billion in assets under management. The Company will have a pro forma market cap of approximately $350 million and 50 branches serving customers and communities across three states. The merger is expected to be completed in the fourth quarter of 2016 or the first quarter of 2017.

Note 3: Management’s Use of Estimates

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2016 and December 31, 2015, there was no valuation allowance for deferred tax assets.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2016, and 2015:

	Three Months Ended
	March 31,
	2016	2015

Net income	$ 4,406	$ 3,881

Weighted average common shares outstanding
Basic	6,009,198	5,953,538
Effect of dilutive employee stock options	71,826	79,719
Diluted	6,081,024	6,033,257

Anti-dilutive options excluded from earnings per share calculation	93,508	10,500

Per Common Share Data:
Basic earnings per share	$ 0.73	$ 0.65
Diluted earnings per share	$ 0.72	$ 0.64

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2016, and December 31, 2015:

March 31, 2016		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$312,854	$ 8,566	$ 600	$320,820
US Government agency	83,060	1,882	145	84,797
Private label	2,503	660	20	3,143
Obligations of states and political subdivisions thereof	119,784	4,713	338	124,159
Total	$518,201	$15,821	$1,103	$532,919

December 31, 2015		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of March 31, 2016. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

	Amortized	Estimated
Securities Available for Sale	Cost	Fair Value

Due one year or less	$ 179	$ 181
Due after one year through five years	5,529	5,634
Due after five years through ten years	13,654	14,361
Due after ten years	498,839	512,743
Total	$518,201	$532,919

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be OTTI. For the three months ended March 31, 2016 and 2015, the Company did not have any OTTI losses recognized in earnings (before taxes).

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

As of March 31, 2016, the Company held ten private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,141 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For all of these securities, the Company previously recognized credit losses in excess of the unrealized losses currently in accumulated OCI, creating an unrealized gain of $401, net of tax, as included in accumulated OCI as of March 31, 2016, compared with a net unrealized gain of $462, net of tax, at December 31, 2015.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects that as of March 31, 2016, it will recover the amortized cost basis of its private label MBS as depicted in the continuously unrealized loss table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three months ended March 31, 2016, and 2015.

	2016	2015

Estimated credit losses as of prior year-end,	$3,180	$3,413
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	387	---
Estimated credit losses as of March 31,	$2,793	$3,413

As of March 31, 2016, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at March 31, 2016.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2016 and December 31, 2015. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
March 31, 2016	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 39,925	44	$ 281	$21,796	36	$ 319	$ 61,721	80	$ 600
US Government agency	9,580	15	54	6,485	16	91	16,065	31	145
Private label	239	3	11	166	5	9	405	8	20
Obligations of states and political subdivisions thereof	16,738	31	197	9,347	19	141	26,085	50	338
Total	$ 66,482	93	$ 543	$37,794	76	$ 560	$104,276	169	$1,103

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2015	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$112,770	142	$1,342	$23,646	33	$ 813	$136,416	175	$2,155
US Government agency	20,201	30	326	11,232	22	221	31,433	52	547
Private label	235	2	2	178	5	9	413	7	11
Obligations of states and political subdivisions thereof	14,853	25	210	3,700	11	118	18,553	36	328
Total	$148,059	199	$1,880	$38,756	71	$1,161	$186,815	270	$3,041

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2016, the total unrealized losses on these securities amounted to $600, compared with $2,155 at December 31, 2015.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at March 31, 2016 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at March 31, 2016.

•

Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2016, the total unrealized losses on these securities amounted to $145, compared with $547 at December 31, 2015. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2016 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at March 31, 2016.

•

Private label mortgage-backed securities: As of March 31, 2016, the total unrealized losses on the Bank’s private label MBS amounted to $20, compared with $11 at December 31, 2015. The Company attributes the unrealized losses at March 31, 2016 to the current illiquid market for non-agency MBS, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at March 31, 2016.

•

Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2016, the total unrealized losses on the Bank’s municipal securities amounted to $338, compared with $328 at December 31, 2015. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that, in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to “AAA” or “AA” status. Starting in 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at March 31, 2016, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at March 31, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses in municipal bonds at March 31, 2016 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about municipal budget deficits and the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Notwithstanding the foregoing considerations, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2016.

At March 31, 2016, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other than temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses on securities available for sale for the three months ended March 31, 2016 and 2015.

	Proceeds			Other
	from Sale of			Than
	Securities			Temporary
	Available	Realized	Realized	Impairment
	for Sale	Gains	Losses	Losses	Net
Three months ended March 31,
2016	$21,513	$1,436	$ ---	$ ---	$1,436
2015	$ 8,941	$ 619	$ ---	$ ---	$ 619

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

At March 31, 2016, the Bank owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Bank continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of March 31, 2016, and December 31, 2015:

LOAN PORTFOLIO SUMMARY

	March 31,	December 31,
	2016	2015

Commercial real estate mortgages	$ 393,519	$371,002
Commercial and industrial	78,640	79,911
Commercial construction and land development	25,195	24,926
Agricultural and other loans to farmers	32,087	31,003
Total commercial loans	529,441	506,842

Residential real estate mortgages	402,391	406,652
Home equity loans	49,568	51,530
Other consumer loans	7,393	9,698
Total consumer loans	459,352	467,880

Tax exempt loans	16,034	15,244

Net deferred loan costs and fees	1,735	104
Total loans	1,006,562	990,070
Allowance for loan losses	(9,814)	(9,439)
Total loans net of allowance for loan losses	$ 996,748	$980,631

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at March 31, 2016, approximately 30.0% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at March 31, 2016, and December 31, 2015.

TOTAL NON-PERFORMING LOANS

	March 31,	December 31,
	2016	2015

Commercial real estate mortgages	$ 982	$1,279
Commercial and industrial loans	190	292
Commercial construction and land development	1,111	1,111
Agricultural and other loans to farmers	---	16
Total commercial loans	2,283	2,698

Residential real estate mortgages	3,734	3,452
Home equity loans	282	820
Other consumer loans	9	10
Total consumer loans	4,025	4,282

Total non-accrual loans	6,308	6,980
Accruing loans contractually past due 90 days or more	1	28
Total non-performing loans	$6,309	$7,008

Troubled Debt Restructures: A Troubled Debt Restructure (“TDR”) results from a modification of a loan to a borrower who is experiencing financial difficulty in which the Bank grants a concession to the debtor that it would not otherwise consider but for the debtor’s financial difficulties.  Financial difficulty arises when a debtor is bankrupt or contractually past due, or is likely to become so, based upon its ability to pay.  A concession represents an accommodation not generally available to other customers, which may include a below-market interest rate, deferment of principal payments, extension of maturity dates, etc.  Such accommodations extended to customers who are not experiencing financial difficulty do not result in TDR classification.

Troubled debt restructurings and related delinquency trends in general are considered in management’s evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

Summary information pertaining to the TDRs that occurred during the three months ended March 31, 2016 and 2015 follows:

	For the Three Months Ended			For the Three Months Ended
	March 31,			March 31,
	2016			2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	2	$395	$394	---	$ ---	$ ---
Agricultural and other loans to farmers	2	30	25	1	18	18
Total commercial loans	4	425	419	1	18	18

Residential real estate mortgages	---	$ ---	$ ---	1	$472	$472
Total consumer loans	---	---	---	1	472	472

Total	4	$425	$419	2	$490	$490

The following tables show the Bank’s post-modification balance of TDRs listed by type of modification for TDRs that occurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Extended maturity and adjusted interest rate	$419	$472
Extended maturity	---	18
Total	$419	$490

As of March 31, 2016, the Bank had $3,480 of loans outstanding to 20 relationships that were classified as TDRs.  These loans consisted of nine commercial real estate loans, eight real estate secured loans, four commercial and industrial loans, four agricultural loans, and one other consumer loan.  At March 31, 2016, four of these TDRs totaling $705 were classified as non-accrual, and one TDR for $221 was past due 30 days or more and still accruing.

As of December 31, 2015, the Bank had $3,162 of loans outstanding to 17 relationships that were classified as TDRs.  These loans consisted of seven commercial real estate loans, eight real estate secured loans, four commercial and industrial loans, two agricultural loans, and one other consumer loan.  At December 31, 2015, six of these TDRs totaling $826 were classified as non-accrual, and none were past due 30 days or more and still accruing.

During the three months ended March 31, 2016 and 2015, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at March 31, 2016 and December 31, 2015. Amounts shown exclude deferred loan origination fees and costs.

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 191	$ 151	$ 254	$ 596	$392,923	$ 393,519	$ 982	$---
Commercial and industrial	74	20	170	264	78,376	78,640	190	1
Commercial construction and land development	---	---	1,111	1,111	24,084	25,195	1,111	---
Agricultural and other loans to farmers	---	149	---	149	31,938	32,087	---	---
Residential real estate mortgages	1,586	729	1,312	3,627	398,764	402,391	3,734	---
Home equity	41	40	186	267	49,301	49,568	282	---
Other consumer loans	48	2	1	51	7,342	7,393	9	---
Tax exempt	---	---	---	---	16,034	16,034	---	---
Total	$1,940	$1,091	$3,034	$6,065	$998,762	$1,004,827	$6,308	$ 1

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 99	$ 287	$ 241	$ 627	$370,375	$ 371,002	$1,279	$---
Commercial and industrial	9	1	271	281	79,630	79,911	292	---
Commercial construction and land development	---	---	1,111	1,111	23,815	24,926	1,111	---
Agricultural and other loans to farmers	12	70	3	85	30,918	31,003	16	3
Residential real estate mortgages	1,313	452	1,299	3,064	403,588	406,652	3,452	25
Home equity	245	---	797	1,042	50,488	51,530	820	---
Other consumer loans	66	---	---	66	9,632	9,698	10	---
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$1,744	$ 810	$3,722	$6,276	$983,693	$ 989,969	$6,980	$28

Impaired Loans: Impaired loans are all commercial loans for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, as well as all loans modified into a TDR, if any. Allowances for losses on impaired loans are determined by the lower of the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependent loans, the lower of the fair value of the collateral, less estimated costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated cost to sell.

Details of impaired loans as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance:
Commercial real estate mortgages	$1,918	$1,918	$ ---	$1,692	$1,736	$ ---
Commercial and industrial	94	94	---	202	352	---
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	129	129	---	106	106	---
Residential real estate loans	1,079	1,079	---	1,332	1,362	---
Home equity loans	17	17	---	18	18	---
Other consumer	---	---	---	---	---	---
Subtotal	$3,237	$3,237	$ ---	$3,350	$3,574	$ ---

With an allowance:
Commercial real estate mortgages	$ 453	$ 453	$ 42	$ 531	$ 531	$ 43
Commercial and industrial	222	372	175	224	374	175
Commercial construction and land development	1,111	3,036	98	1,111	3,036	58
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	766	796	118	515	515	97
Home equity loans	---	---	---	---	---	---
Other consumer	8	8	---	8	8	---
Subtotal	$2,560	$4,665	$433	$2,389	$4,464	$373
Total	$5,797	$7,902	$433	$5,739	$8,038	$373

Details of impaired loans for the three months ended March 31, 2016 and 2015 follows:

	March 31, 2016		March 31, 2015

	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recorded	Investment	Recorded
With no related allowance:
Commercial real estate mortgages	$1,932	$ 22	$2,501	$16
Commercial and industrial	98	2	498	1
Commercial construction and land development		---	1,260	---
Agricultural and other loans to farmers	141	3	124	2
Residential real estate mortgages	1,079	21	826	9
Home equity loans	17	---	19	---
Other consumer		---	---	---
Subtotal	$3,267	$ 48	$5,228	$28

With an allowance:
Commercial real estate mortgages	$ 529	$ ---	$1,434	$---
Commercial and industrial	223	---	191	---
Commercial construction and land development	1,111	---	---	---
Agricultural and other loans to farmers	---	---	54	---
Residential real estate mortgages	767	---	---	---
Home equity loans	---	---	---	---
Other consumer	8	---	10	---
Subtotal	$2,638	$ ---	$1,689	$---

Total	$5,905	$ 48	$6,917	$28

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

The following tables summarize the commercial loan portfolio as of March 31, 2016, and December 31, 2015, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

March 31, 2016	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$367,322	$74,030	$24,084	$31,628	$497,064
Other Assets Especially Mentioned	8,919	2,012	---	173	11,104
Substandard	17,265	2,597	1,111	286	21,259
Doubtful	---	---	---	---	---
Loss	13	1	---	---	14
Total	$393,519	$78,640	$25,195	$32,087	$529,441

December 31, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$345,197	$74,771	$23,460	$30,688	$474,116
Other Assets Especially Mentioned	7,381	2,349	355	168	10,253
Substandard	18,424	2,790	1,111	147	22,472
Doubtful	---	---	---	---	---
Loss	---	1	---	---	1
Total	$371,002	$79,911	$24,926	$31,003	$506,842

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

The general valuation allowance is determined by making adjustments to the historical valuation allowances (above), where adjustments are based on general economic conditions and other qualitative risk factors both internal and external to the Bank. Such qualitative factor adjustments are determined by evaluating, among other things: (i) changes in lending policies and procedures; (ii) economic and business conditions; (iii) changes in the volume and nature of the loan portfolio; (iv) experience, ability and depth of lending management and staff; (v) changes in asset quality and problem loan trends; (vi) quality of internal controls and effectiveness of loan review; (vii) concentrations of credit; (viii) external factors, including changes in competition, legal, and regulatory matters; and (ix) real estate market conditions and valuations of collateral.   Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Once established, the general valuation allowance is then modified by the Loss Emergence Period established for each pool of homogeneous loans.

Loans identified as losses by management, external loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016, and 2015 and twelve months ended December 31, 2015. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2016	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439
Charged Off	(34)	(89)	---	---	(31)	(10)	---	---	(164)
Recoveries	6	1	---	40	20	6	1	---	74
Provision	449	85	47	18	(115)	1	(23)	3	465
Ending Balance	$ 4,667	$ 1,233	$ 231	$ 365	$ 2,621	$ 108	$ 539	$ 50	$ 9,814

of which:

Amount for loans
individually evaluated for impairment	$ 42	$ 175	$ 98	$ ---	$ 118	$ ---	$ ---	$ -	$ 433

Amount for loans
collectively evaluated for impairment	$ 4,625	$ 1,058	$ 133	$ 365	$ 2,503	$ 108	$ 539	$ 50	$ 9,381

Loans individually
evaluated for impairment	$ 2,371	$ 316	$ 1,111	$ 129	$ 1,845	$ 8	$ 17	$ ---	$ 5,797

Loans collectively
evaluated for impairment	$391,148	$78,324	$24,084	$31,958	$400,546	$ 7,385	$49,551	$16,034	$999,030

Three Months Ended March 31, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(25)	(75)	---	(18)	---	(11)	(40)	---	(169)
Recoveries	34	1	---	12	129	7	---	---	183
Provision	23	219	(38)	63	32	55	136	5	495
Ending Balance	$ 4,500	$ 1,074	$ 107	$ 334	$ 2,875	$ 145	$ 367	$ 76	$ 9,478

of which:

Amount for loans
Individually evaluated for impairment	$ 669	$ 200	$ ---	$ 39	$ ---	$ ---	$ 1	$ ---	$ 909

Amount for loans
collectively evaluated for impairment	$ 3,831	$ 874	$ 107	$ 295	$ 2,875	$ 145	$ 366	$ 76	$ 8,569

Loans individually
evaluated for impairment	$ 3,687	$ 578	$ 1,260	$ 168	$ 388	$ ---	$ 10	$ ---	$ 6,091

Loans collectively
evaluated for impairment	$339,496	$81,919	$24,465	$31,380	$377,490	$11,355	$50,948	$16,576	$933,629

Twelve Months Ended December 31, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(667)	(323)	----	(72)	(70)	(111)	(376)	---	(1,619)
Recoveries	98	36	----	18	129	22	1	---	304
Provision	347	594	39	84	(26)	106	665	(24)	1,785
Ending Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439
									-
of which:

Amount for loans individually
evaluated for impairment	$ 43	$ 175	$ 58	$ ---	$ 97	$ ---	$ ---	$ ---	$ 373

Amount for loans collectively
evaluated for impairment	$ 4,203	$ 1,061	$ 126	$ 307	$ 2,650	$ 111	$ 561	$ 47	$ 9,066

Loans individually evaluated
for impairment	$ 2,223	$ 426	$ 1,111	$ 106	$ 1,847	$ 8	$ 18	$ ---	$ 5,739

Loans collectively evaluated
for impairment	$368,779	$79,485	$23,815	$30,897	$404,805	$ 9,690	$51,512	$15,244	$984,227

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At March 31, 2016, and December 31, 2015, loans to the lodging industry amounted to approximately $121,589 and $98,231, respectively.

Note 7: Other Real Estate Owned

Other real estate owned (“OREO”) is classified in Other Assets on the Company’s balance sheet.

The Company's OREO activity for the three months ended March 31, 2016 and 2015 are presented below:

	2016	2015

Balance at beginning of year	$256	$ 523
Additions	---	---
Disposals	---	(110)
Writedowns	---	---
Balance at end of period	$256	$ 413

The Company's OREO portfolio by property type is presented in the table below as of March 31, 2016 and 2015:

	2016		2015
	Number of properties	Carrying value	Number of properties	Carrying value

Residential	2	$131	3	$163
Commercial	1	125	2	250
Total	3	$256	5	$413

The Company's net gains and losses on OREO properties are presented within non-interest expense on the consolidated statements of income.

The Company recorded net gains and losses on OREO properties for the three months ended March 31, 2016 and 2015 as follows:

	2016	2015

Net gains (losses) on OREO	$ ---	$64

At March 31, 2016, the bank had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $3,839 compared with $4,575 at December 31, 2015.

Note 8: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the three months ended March 31, 2016 and 2015.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$1,436	$ 619	Net securities gains
Tax (expense) or benefit	(503)	(217)	Provision for income taxes
Net of tax	$ 933	$ 402	Net income

Amortization of actuarial (loss) gain for supplemental executive retirement plan	(8)	(3)	Salaries and benefits
Tax (expense) or benefit	3	1	Provision for income taxes
Net of tax	(5)	(2)	Net income
Total reclassification for the period	$ 928	$ 400

Note 9: Financial Derivative Instruments

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

At March 31, 2016, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. These derivative instruments were interest rate cap agreements. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At March 31, 2016, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of March 31, 2016 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value

$25,000	06/02/21	3.00%	$ 922	$ 919	$144
$20,000	06/04/24	3.00%	$1,470	$1,468	$446
$20,000	10/21/21	3.00%	$ 632	$ 632	$150
$25,000	10/21/24	3.00%	$1,542	$1,542	$613

At March 31, 2016, the total fair value of the interest rate cap agreements was $1,353, compared with $2,069 at December 31, 2015. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. For the three months ended March 31, 2016, $3 of premium amortization was recorded.  During the next twelve months, $86 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016
	Gross	Net of Tax
Unrealized loss on interest rate caps	$(3,208)	$(2,085)
Unamortized premium on interest rate caps	4,561	2,965
Total	$ 1,353	$ 880

	December 31, 2015
	Gross	Net of Tax
Unrealized loss on interest rate caps	$(2,495)	$(1,621)
Unamortized premium on interest rate caps	4,564	2,966
Total	$ 2,069	$ 1,345

Note 10: Retirement Benefit Plans

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

The following tables summarize the net periodic benefit costs for the three months ended March 31, 2016, and 2015:

	Supplemental Executive Retirement Plans

Three Months Ended March 31,	2016	2015

Service cost	$18	$17
Interest cost	32	31
Actuarial loss on supplemental executive retirement plan, net of tax	7	11
Net periodic benefit cost	$57	$59

The Company is expected to recognize $228 of expense for the foregoing plans for the year ended December 31, 2016. The Company is expected to contribute $291 to the foregoing plans in 2016. As of March 31, 2016, the Company had contributed $79.

Note 11: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2016, and December 31, 2015:

	March 31,	December 31,
	2016	2015

Commitments to originate loans	$42,709	$41,529
Unused lines of credit	$96,075	$97,283
Un-advanced portions of construction loans	$12,001	$12,719
Standby letters of credit	$ 385	$ 385

As of March 31, 2016, and December 31, 2015, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 12: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at March 31, 2016, and December 31, 2015. In 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At March 31, 2016, and December 31, 2015, the balance of the core deposit intangible asset amounted to $447 and $470, respectively.

(in thousands)	March 31, 2016	December 31, 2015
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	336	313
Net carrying amount	$447	$470

Amortization expense on the finite-lived intangible assets is expected to total $92 for each year from 2016 through 2020, then $8 for 2021.

Note 13: Fair Value Measurements

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$320,820	$ ---	$320,820
US Government agencies	$ ---	$ 84,797	$ ---	$ 84,797
Private label	$ ---	$ 3,143	$ ---	$ 3,143
Obligations of states and political subdivisions thereof	$ ---	$124,159	$ ---	$124,159
Derivative assets	$ ---	$ 1,353	$ ---	$ 1,353

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$306,993	$ ---	$306,993
US Government agencies	$ ---	$ 79,130	$ ---	$ 79,130
Private label	$ ---	$ 3,464	$ ---	$ 3,464
Obligations of states and political subdivisions thereof	$ ---	$115,382	$ ---	$115,382
Derivative assets	$ ---	$ 2,069	$ ---	$ 2,069

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

As of March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss

Other real estate owned	$ ---	$ ---	$ 256	$ 256	$ ---
Collateral dependent impaired loans	$ ---	$ ---	$3,006	$3,006	$ ---

As of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss

Other real estate owned	$ ---	$ ---	$ 256	$ 256	$ 27
Collateral dependent impaired loans	$ ---	$ ---	$1,999	$1,999	$ ---

The Company had total collateral dependent impaired loans with carrying values of $3,006 and $1,999 which had specific reserves included in the allowance of $346 and $312, at March 31, 2016 and December 31, 2015, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

Note 14: Fair Value of Financial Instruments

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at March 31, 2016 and December 31, 2015, follows:

March 31, 2016	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 7,345	$7,345	$ ---	$ ---	$ 7,345
Federal Home Loan Bank stock	23,051	---	23,051	---	23,051
Loans, net	996,748	---	---	995,566	995,566
Interest receivable	6,061	---	6,061	---	6,061

Financial liabilities:
Deposits (with no stated maturity)	$561,851	$ ---	$561,851	$ ---	$ 561,851
Time deposits	400,724	---	405,858	---	405,858
Borrowings	492,253	---	493,427	---	493,427
Interest payable	564	---	564	---	564

December 31, 2015	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,720	$9,720	$ ---	$ ---	$ 9,720
Federal Home Loan Bank stock	21,479	---	21,479	---	21,479
Loans, net	980,631	---	---	975,610	975,610
Interest receivable	5,420	---	5,420	---	5,420

Financial liabilities:
Deposits (with no stated maturity)	$546,058	$ ---	$546,058	$ ---	$546,058
Time deposits	396,729	---	399,146	---	399,146
Borrowings	474,791	---	473,404	---	473,404
Interest payable	527	---	527	---	527

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2016 and 2015, and financial condition at March 31, 2016 and December 31, 2015, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the first quarter of 2016 and 2015 was $1,056 and $898 respectively, of tax-exempt interest income from certain investment securities and loans.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $537 and $453 in the first quarter of 2016 and 2015, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The Company presents its efficiency ratio using non-GAAP information. The GAAP efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income and non-interest income. The non-GAAP efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and OTTI, and other significant non-recurring expenses.

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

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There may be other risk factors that could cause differences in future periods from those anticipated by management.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2015, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported.

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other than temporary impairment on securities, income tax estimates, and the evaluation of intangible assets. The use of these estimates is more fully described in Part I, Item 1, Note 3 of the consolidated financial statements in this quarterly report on Form 10-Q.

SUMMARY FINANCIAL RESULTS

For the three months ended March 31, 2016, the Company reported net income of $4,406, compared with $3,881 for the first quarter of 2015, representing an increase of $525, or 13.5%. The Company’s diluted earnings per share amounted to $0.72 for the quarter representing an increase of $0.08, or 12.5%, compared with the first quarter of 2015. The Company’s annualized return on average shareholders’ equity amounted to 11.18% for the quarter, compared with 10.57% for the first quarter of 2015. The Company’s first quarter return on average assets amounted to 1.10%, compared with 1.06% for the first quarter of 2015.

As more fully enumerated in the following management discussion and analysis, the Company’s first quarter operating results were highlighted by a $422, or 3.7%, increase in tax-equivalent net interest income, despite an eighteen basis point decline in the tax-equivalent net interest margin compared with the first quarter of 2015. Led by an $817 increase in realized securities gains, total non-interest income increased $986, or 42.1%, compared with the three months ended March 31, 2015. The Company continued to focus on the management of its operating expenses, posting a first quarter efficiency ratio of 57.4%.

Led by growth in the loan and securities portfolios, total assets ended the first quarter at $1,622,493, representing an increase of $42,438, or 2.7%, compared with December 31, 2015. Total loans ended the first quarter at $1,006,562, representing an increase of $16,492, or 1.7%, compared with December 31, 2015. The credit quality of the loan portfolio remained stable during the first quarter of 2016, highlighted by a $699, or 10.0%, decline in non-performing loans compared with December 31, 2015. Net loan charge-offs amounted to $90 in the first quarter, or annualized net charge-offs to average loans outstanding of 0.04%.

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

Total Net Interest Income: For the three months ended March 31, 2016, net interest income on a tax-equivalent basis amounted to $11,873, compared with $11,451 for the first quarter of 2015, representing an increase of $422, or 3.7%. The increase in first quarter 2016 tax-equivalent net interest income compared with the first quarter of 2015 was attributed to average earning asset growth of $123,979, or 8.7%, as the tax-equivalent net interest margin declined eighteen basis points.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheet and components of net interest income, including a reconciliation of tax-equivalent adjustments, for the three months ended March 31, 2016, and 2015:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

		2016			2015
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$1,011,934	$10,142	4.03%	$ 933,708	$ 9,739	4.23%
Securities (2,3)	509,311	4,383	3.46%	464,419	4,153	3.63%
Federal Home Loan Bank stock	22,773	176	3.11%	21,912	94	1.74%

Total Earning Assets	1,544,018	14,701	3.83%	1,420,039	13,986	3.99%

Non-Interest Earning Assets:
Cash and due from banks	4,737			4,632
Allowance for loan losses	(9,774)			(9,169)
Other assets (2)	78,548			71,303
Total Assets	$1,617,529			$1,486,805

Interest Bearing Liabilities:
Deposits	$ 881,001	$ 1,577	0.72%	$ 780,825	$ 1,453	0.75%
Borrowings	488,993	1,251	1.03%	474,286	1,082	0.93%
Total Interest Bearing Liabilities	1,369,994	2,828	0.83%	1,255,111	2,535	0.82%
Rate Spread			3.00%			3.17%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	81,697			75,513
Other liabilities	7,317			7,211
Total Liabilities	1,459,008			1,337,835
Shareholders' equity	158,521			148,970
Total Liabilities and Shareholders' Equity	$1,617,529			$1,486,805
Net interest income and net interest margin (3)		11,873	3.09%		11,451	3.27%
Less: Tax Equivalent adjustment		(537)			(453)
Net Interest Income		$11,336	2.95%		$10,998	3.14%

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

For the three months ended March 31, 2016, the tax equivalent net interest margin amounted to 3.09%, compared with 3.27% in the first quarter of 2015, representing a decline of eighteen basis points. The decline in the net interest margin was attributed to a sixteen basis point decline in the weighted average yield on earning assets and, to a lesser extent, a one basis point increase in the weighted average cost of interest bearing liabilities, compared with the first quarter of 2015.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2016	2015				2014
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	4.03%	4.05%	4.08%	4.08%	4.23%	4.19%	4.44%	4.26%
Securities (2,3)	3.46%	3.47%	3.56%	3.43%	3.63%	3.74%	3.50%	3.77%
Federal Home Loan Bank stock	3.11%	3.85%	3.21%	1.63%	1.74%	1.50%	1.32%	1.43%
Total Earning Assets	3.83%	3.86%	3.89%	3.83%	3.99%	4.00%	4.08%	4.05%

Interest Bearing Liabilities:
Deposits	0.72%	0.71%	0.70%	0.73%	0.75%	0.75%	0.73%	0.73%
Borrowings	1.03%	1.01%	0.93%	0.90%	0.93%	0.96%	0.89%	0.99%
Total Interest Bearing Liabilities	0.83%	0.80%	0.78%	0.80%	0.82%	0.82%	0.79%	0.82%

Rate Spread	3.00%	3.06%	3.11%	3.03%	3.17%	3.18%	3.29%	3.23%

Net Interest Margin (3)	3.09%	3.15%	3.20%	3.12%	3.27%	3.28%	3.38%	3.32%

Net Interest Margin without Tax Equivalent Adjustments	2.95%	3.01%	3.07%	2.99%	3.14%	3.15%	3.25%	3.18%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

For the three months ended March 31, 2016, the weighted average yield on average earning assets amounted to 3.83%, compared with 3.99% in the first quarter of 2015, representing a decline of sixteen basis points. As more fully discussed below, this decline was attributed to a lower weighted average yields on the Bank’s loan and securities portfolios, which declined twenty and sixteen basis points, respectively, compared with the first quarter of 2015.

For the three months ended March 31, 2016, the weighted average cost of interest bearing liabilities amounted to 0.83%, compared with 0.82% for the first quarter of 2015, representing an increase of one basis point. As more fully discussed below, this increase was attributed to a higher weighted average rate on borrowed funds.

Interest and Dividend Income:  For the three months ended March 31, 2016, total interest and dividend income on a tax-equivalent basis amounted to $14,701, compared with $13,986 in the first quarter of 2015, representing an increase of $715, or 5.1%. The increase in interest and dividend income was principally attributed to average earning asset growth of $123,979, or 8.7%, as the weighted average earning asset yield declined sixteen basis points to 3.83%.

For the three months ended March 31, 2016, total tax-equivalent interest income from the securities portfolio amounted to $4,383, compared with $4,153 in the first quarter of 2015, representing an increase of $230, or 5.5%. The increase in interest income from securities was principally attributed to a $44,892, or 9.7%, increase in total average securities, which was largely offset by a seventeen basis point decline in the weighted average securities yield to 3.46%. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows as well as incremental securities growth in a historically low interest rate environment.

For the three months ended March 31, 2016, total tax-equivalent interest income from the loan portfolio amounted to $10,142, compared with $9,739 in the first quarter of 2015, representing an increase of $403, or 4.1%. The increase in interest income from loans was principally attributed to a $78,226, or 8.4% increase in the average loan portfolio, which was largely offset by a twenty basis point decline in the weighted average loan yield to 4.03%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates.

Interest Expense: For the three months ended March 31, 2016, total interest expense amounted to $2,828, compared with $2,535 in the first quarter of 2015, representing an increase of $293, or 11.6%. The increase in interest expense was principally attributed to an $114,883, or 9.2% increase in total average interest bearing liabilities and, to a lesser extent, a one basis point increase in the weighted average cost of interest bearing liabilities, compared with the first quarter of 2015.

The increase in the first quarter weighted average cost of interest bearing liabilities compared with the first quarter in 2015 was principally attributed to a higher weighted average rate on borrowings, largely reflecting the December 2015 Fed Funds increase by the Federal Reserve. For the three months ended March 31, 2016, the total weighted average cost of interest bearing liabilities amounted to 0.83%, compared with 0.82% in the first quarter of 2015. The weighted average cost of borrowed funds increased ten basis points to 1.03%, while the weighted average cost of interest bearing deposits declined three basis points to 0.72%, compared with the first quarter of 2015.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED MARCH 31, 2016 and 2015

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 815	$(412)	$403
Securities (2,3)	401	(171)	230
Federal Home Loan Bank stock	4	78	82
TOTAL EARNING ASSETS	$1,220	$(505)	$715

Interest bearing deposits	186	(62)	124
Borrowings	34	135	169
TOTAL INTEREST BEARING LIABILITIES	$ 220	$ 73	$293

NET CHANGE IN NET INTEREST INCOME	$1,000	$(578)	$422

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

The overall credit quality of the Bank’s loan portfolio remained stable during the three months ended March 31, 2016, highlighted by a $699, or 10.0%, decline in non-performing loans. Total non-performing loans expressed as a percentage of total loans ended the quarter at 0.63%, down from 0.71% at December 31, 2015. Similarly, the allowance for loan losses expressed as a ratio to non-performing loans ended the quarter at 155.6%, up from 134.7% at December 31, 2015. For the three months ended March 31, 2016, total net loan charge-offs amounted to $90, or annualized net charge-offs to average loans outstanding of 0.04%.

For the three months ended March 31, 2016, the Bank recorded a provision of $465, compared with $495 in the first quarter of 2015, representing a decline of $30, or 6.1%.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended March 31, 2016, total non-interest income amounted to $3,328, compared with $2,342 in the first quarter of 2015, representing an increase of $986, or 42.1%.

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

For the three months ended March 31, 2016, trust and other financial service fees amounted to $948, compared with $945 in the first quarter of 2015, representing an increase of $3, or 0.3%. At March 31, 2016, total assets under management stood at $373,928, compared with $377,533 at December 31, 2015, representing a decline of $3,605, or 1.0%. The decline in assets under management was attributed to broad declines in the equities market since year end 2015.

Service Charges on Deposit Accounts: Service charges on deposits are principally derived from customer overdraft fees. For the three months ended March 31, 2016, income from service charges on deposit accounts amounted to $211, compared with $198 in the first quarter of  2015, representing an increase of $13, 6.6%. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: For the three months ended March 31, 2016, income generated from debit card service charges and fees amounted to $400, compared with $366 in the first quarter of 2015, representing an increase of $34, or 9.3%. This increase was attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended March 31, 2016, the Bank recorded realized securities gains of $1,436, compared with $619 in the first quarter of 2015, representing an increase of $817, or 132.0%. The realized securities gains largely reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile, while simultaneously generating income. Additionally, U.S. Treasury yields declined significantly during the quarter, creating opportunities for meaningful realized gains.

Other Operating Income: Other operating income principally includes income from bank-owned life insurance, representing increases in the cash surrender value of life insurance policies on the lives of certain current and retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income also includes a variety of miscellaneous service charges and fees including fees for non-customer ATM transactions.

For the three months ended March 31, 2016, total other operating income amounted to $333, compared with $214 for the first quarter of 2015, representing an increase $119, or 55.6%. The increase in other operating income was almost entirely attributed to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) late in the first quarter of 2015. Further information regarding BOLI is incorporated by reference to the below Financial Condition management discussion and analysis covering Bank Owned Life Insurance in this report on Form 10-Q.

Non-interest Expense

For the three months ended March 31, 2016, total non-interest expense amounted to $7,997, compared with $7,333 in the first quarter of 2015, representing an increase of $664, or 9.1%.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended March 31, 2016, total salaries and employee benefits expense amounted to $5,017, compared with $4,352 in the first quarter of 2015, representing an increase of $665, or 15.3%. The increase in salaries and employee benefits was attributed to a variety of factors including normal increases in base salaries and higher levels of employee health insurance, higher levels of employee incentive and equity compensation, as well as increases in staffing levels and strategic changes in staffing mix.

Furniture and Equipment Expense: For the three months ended March 31, 2016, total furniture and equipment expense amounted to $589, compared with $565 in the first quarter of 2015 representing an increase of $24, or 4.2%. This increase was largely attributed to a variety of technology upgrades and certain new technology systems and applications.

Debit Card Expenses: These expenses relate to the Bank’s Visa debit card processing activities. For the three months ended March 31, 2016, total debit card expense amounted to $117, compared with $96 in the first quarter of 2015, representing an increase of $21, or 21.9%. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from debit card activity.

Other Operating Expenses: For the three months ended March 31, 2016, total other operating expenses amounted to $1,488, compared with $1,539 in the first quarter of 2015, representing a decline of $51, or 3.3%. This decline was largely attributed to lower levels of loan collection expenses and fees for professional services.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses. For the three months ended March 31, 2016, the Company’s efficiency ratio amounted to 57.4%, compared with 55.3% for the first quarter of 2015.

Income Taxes

For the three months ended March 31, 2016, total income taxes amounted to $1,796, compared with $1,631 for the first quarter of 2015, representing an increase of $165, or 10.1%.

The Company's effective tax rate for the three months ended March 31, 2016 amounted to 29.0%, compared with 29.6% in the first quarter of 2015. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2016 represented 62.0% and 32.8%, respectively, of total assets, compared with 62.7% and 32.0%, respectively, at December 31, 2015.

At March 31, 2016, the Company’s total assets stood at $1,622,493, compared with $1,580,055 at December 31, 2015, representing an increase of $42,438, or 2.7%.

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

Securities available for sale represented 100% of total securities at March 31, 2016, and December 31, 2015. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. As of March 31, 2016, total net unrealized securities gains amounted to $14,718, compared with net unrealized gains of $8,790 at December 31, 2015. The increase in unrealized gains was attributed to market interest rates, which declined significantly during the current quarter.

Total Securities: At March 31, 2016, total securities amounted to $532,919, compared with $504,969 at December 31, 2015, representing an increase of $27,950, or 5.5%. The securities purchased during the first quarter consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, as well as obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of March 31, 2016 and December 31, 2015:

March 31, 2016 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$312,854	$ 8,566	$ 600	$320,820
US Government agency	83,060	1,882	145	84,797
Private label	2,503	660	20	3,143
Obligations of states and political subdivisions thereof	119,784	4,713	338	124,159
Total	$518,201	$15,821	$1,103	$532,919

December 31, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which March 31, 2016, amounted to an excess of $1,103, or 0.2% of the amortized cost of the total securities portfolio. At December 31, 2015 this amount represented an excess of $3,041, or 0.6% of the amortized cost of the total securities portfolio. As of March 31, 2016, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $560, compared with $1,161 at December 31, 2015.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).  If a decline in the fair value of an available for sale security is judged to be OTTI, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, OTTI securities and evaluation of securities for impairment is incorporated by reference to above Note 3 under the caption “Other Than Temporary Impairments on Investment Securities” of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Loans

Total Loans: At March 31, 2016, total loans stood at $1,006,562, compared with $990,070 at December 31, 2015, representing an increase of $16,492, or 1.7%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2016	December 31, 2015

Commercial real estate mortgages	$ 393,519	$371,002
Commercial and industrial	78,640	79,911
Commercial construction and land development	25,195	24,926
Agricultural and other loans to farmers	32,087	31,003
Total commercial loans	529,441	506,842

Residential real estate mortgages	402,391	406,652
Home equity loans	49,568	51,530
Other consumer loans	7,393	9,698
Total consumer loans	459,352	467,880

Tax exempt loans	16,034	15,244

Net deferred loan costs and fees	1,735	104
Total loans	1,006,562	990,070
Allowance for loan losses	(9,814)	(9,439)
Total loans net of allowance for loan losses	$ 996,748	$980,631

Commercial Loans: At March 31, 2016, total commercial loans stood at $529,441, compared with $506,842 at December 31, 2015, representing an increase of $22,599, or 4.5%.

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

Consumer Loans: At March 31, 2016, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $459,352, compared with $467,880 at December 31, 2015, representing a decline of $8,528, or 1.8%. Loans originated and closed by the Bank during the first quarter of 2016 were more than offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31, 2016	December 31, 2015

Commercial real estate mortgages	$ 982	$1,279
Commercial and industrial loans	190	292
Commercial construction and land development	1,111	1,111
Agricultural and other loans to farmers	---	16
Total commercial loans	2,283	2,698

Residential real estate mortgages	3,734	3,452
Home equity loans	282	820
Other consumer loans	9	10
Total consumer loans	4,025	4,282

Total non-accrual loans	6,308	6,980
Accruing loans contractually past due 90 days or more	1	28
Total non-performing loans	$6,309	$7,008

Allowance for loan losses to non-performing loans	155.6%	134.7%
Non-performing loans to total loans	0.63%	0.71%
Allowance to total loans	0.98%	0.95%

At March 31, 2016, total non-performing loans amounted to $6,309, compared with $7,008 at December 31, 2015, representing a decline of $699, or 10.0%.

Non-performing commercial real estate mortgages totaled $982 at March 31, 2016, representing a decline of $297, or 23.2%, compared with December 31, 2015. At March 31, 2016, non-performing commercial real estate mortgages were represented by seven business relationships, with outstanding balances ranging from $31 to $286.

Non-performing commercial and industrial loans totaled $190 at March 31, 2016, representing a decline of $102, or 34.9%, compared with December 31, 2015.  At March 31, 2016, non-performing commercial and industrial loans were represented by three business relationships, with outstanding balances ranging from less than $1 to $170.

Non-performing commercial construction and land development loans totaled $1,111 at March 31, 2016, unchanged compared with December 31, 2015. At March 31, 2016, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the remaining housing units.

Non-performing residential real estate mortgages totaled $3,734 at March 31, 2016, representing an increase of $282, or 8.2%, compared with December 31, 2015. At March 31, 2016, non-performing residential real estate loans were represented by 39, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $6 to $680.

Non-performing home equity loans totaled $282 at March 31, 2016, representing a decline of $538, or 65.6%, compared with December 31, 2015. At March 31, 2016, non-performing home equity loans were represented by seven relationships with outstanding balances ranging from $3 to $173.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of March 31, 2016, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $2,501 and $1,857 at March 31, 2016 and December 31, 2015, or 0.24% and 0.19% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

In addition to the non-performing and delinquent loans discussed above, at March 31, 2016, the Bank identified 35 commercial relationships totaling $18,978 as potential problem loans, or 1.9% of total loans (i.e., substandard loans that are current and performing). At December 31, 2015, the Bank identified 32 commercial relationships totaling $19,774 as potential problem loans, or 2.0% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At March 31, 2016, the allowance for loan losses (the “allowance”) stood at $9,814, compared with $9,439 at December 31, 2015, representing an increase of $375, or 4.0%. The increase in the allowance from December 31, 2015 was largely attributed to loan growth, changes in the overall mix of non-performing and potential problem loans, and other qualitative considerations.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $3,006 as of March 31, 2016, compared with $1,999 as of December 31, 2015.  The related allowances for loan losses on these loans amounted to $3461 as of March 31, 2016, compared with $312 as of December 31, 2015.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three months ended March 31, 2016 and 2015.

ALLOWANCE FOR LOAN LOSSES

THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

	2016	2015

Balance at beginning of period	$9,439	$8,969
Charge-offs:
Commercial real estate mortgages	34	25
Commercial and industrial	89	75
Commercial construction and land development	---	---
Agricultural and other loans to farmers	---	18
Residential real estate mortgages	31	---
Other consumer loans	10	11
Home equity loans	---	40
Tax exempt loans	---	---
Total charge-offs	164	169

Recoveries:
Commercial real estate mortgages	$ 6	$ 34
Commercial and industrial loans	1	1
Commercial construction and land development	---	---
Agricultural and other loans to farmers	40	12
Residential real estate mortgages	20	129
Other consumer loans	6	7
Home equity loans	1	---
Tax exempt loans	---	---
Total recoveries	74	183

Net charge-offs	90	(14)
Provision charged to operations	465	495
Balance at end of period	$9,814	$9,478

For the three months ended March 31, 2016, total net loan charge-offs amounted to $90, or annualized net charge-offs to average loans outstanding of 0.04%, compared with total net recoveries of $183 in the first quarter of 2015.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the three months ended March 31, 2016.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2016 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Further information regarding loans and the allowance for loan losses, is incorporated by reference to above Note 5, Loans and Allowance for Loan Losses, of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and quarterly thereafter.  At March 31, 2016, the Bank had four BOLI carriers which were credit rated by Standard & Poor’s as “AA-” or higher (i.e., “high grade investments”).

At March 31, 2016, the cash surrender value of BOLI amounted to $23,972, compared with $23,747 at December 31, 2015, representing an increase of $225, or 0.9%. The increase in BOLI was attributed to increases in the cash surrender value of the BOLI policies.

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

At March 31, 2016, total deposits stood at $962,575, compared with $942,787 at December 31, 2015, representing an increase of $19,788, or 2.1%.  The Bank’s demand deposits and NOW accounts posted a combined seasonal decline of $11,388, or 4.6%, while savings and money market accounts increased $27,181, or 9.1%, Total time deposits increased $3,995, or 1.0%, compared with December 31, 2015.

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

At March 31, 2016, total borrowings amounted to $492,253, compared with $474,791 at December 31, 2015, representing an increase of $17,462, or 3.7%. The increase in borrowings was utilized to help support first quarter earning asset growth as well as replacing seasonal deposit outflows.

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

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk-weighted assets and off-balance sheet items. Effective January 1, 2015, the Company and the Bank adopted the Basel III capital adequacy rules which, among other changes added a new risk-weighted capital measure Common Equity Tier I (“CETI”), as well as a phased in capital conservation buffer.  For further information regarding the Basel III capital rules as they related to our Annual Report on Form 10-K, Item I, Supervision and Regulation, Capital Adequacy and Prompt Corrective Action.  The new Basel III capital adequacy guidelines require all banks and bank holding companies to maintain minimum capital ratios of:

•

Common Equity Tier I of 5.125%

•

Total risk-based capital to risk-weighted assets of 8.625%

•

Tier I capital to total risk-weighted assets of 6.625%

•

Tier I capital to average assets (“Leverage Ratio”) of 4.0%

Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.

As depicted in the table below, as of March 31, 2016, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier I of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier I capital to total risk-weighted assets of 8.0%

•

Tier I capital to average assets  (“Leverage Ratio”) of 5.0%

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2016 and December 31, 2015, under the rules applicable at that date.

	Well Capitalized		Actual		Adequately Capitalized Basel III		Adequately Capitalized Basel III Fully Phased-In
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$163,368	17.16%	$82,133	8.625%	$99,988	10.5%
Bank	$95,144	10.0%	$165,700	17.42%	$82,062	8.625%	$99,902	10.5%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	N/A		$148,326	15.58%	$48,804	5.125%	$66,659	7.0%
Bank	$61,844	6.5%	$150,658	15.83%	$48,761	5.125%	$66,601	7.0%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$148,326	15.58%	$63,088	6.625%	$80,943	8.5%
Bank	$76,115	8.0%	$150,658	15.83%	$63,033	6.625%	$80,873	8.5%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	N/A		$148,326	9.20%	$64,493	4.0%	$64,493	4.0%
Bank	$80,578	5.0%	$150,658	9.35%	$64,462	4.0%	$64,462	4.0%

	Well Capitalized		Actual		Adequately Capitalized Basel III		Adequately Capitalized Basel III Fully Phased-In
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$160,042	17.12%	$74,793	8.0%	$98,166	10.5%
Bank	$93,391	10.0%	$161,905	17.34%	$74,713	8.0%	$98,060	10.5%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	N/A		$145,400	15.55%	$42,071	4.5%	$65,444	7.0%
Bank	$60,704	6.5%	$147,263	15.77%	$42,026	4.5%	$65,374	7.0%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$145,400	15.55%	$56,095	6.0%	$79,468	8.5%
Bank	$74,713	8.0%	$147,263	15.77%	$56,035	6.0%	$79,382	8.5%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	N/A		$145,400	9.37%	$62,087	4.0%	$62,087	4.0%
Bank	$77,563	5.0%	$147,263	9.49%	$62,050	4.0%	$62,050	4.0%

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

The Company paid a regular cash dividend of 26.5 cents per share of common stock in the first quarter of 2016, representing an increase of 2.0 cents, or 8.2%, compared with the first quarter of 2015.

The Company's Board of Directors recently declared a second quarter 2016 regular cash dividend of 27.0 cents per share of Company common stock, representing an increase of 2.0 cents, or 8.0%, compared with the second quarter of 2015. The quarterly cash dividend is payable to all Company stockholders of record as of the close of business May 16, 2016, and will be paid on June 15, 2016. This represented the twentieth consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

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

As of March 31, 2016, the Company had repurchased 164,665 shares of stock under this plan, at a total cost of $3,158 and an average price of $19.18 per share. During the three months ended March 31, 2016, the Company repurchased 6,252 shares under the plan. The Company records repurchased shares as treasury stock.

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

At March 31, 2016 and December 31, 2015, commitments under existing standby letters of credit totaled $385. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Commitments to originate loans	$ 42,709	$ 41,529
Unused lines of credit	96,075	97,283
Un-advanced portions of construction loans	12,001	12,719
Total	$150,785	$151,531

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

At March 31, 2016 and December 31, 2015, the Bank had four outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At March 31, 2016, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.  The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

Further information covering the Bank’s derivative instruments is incorporated by reference to Part I, Item 1, Note 9 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of 4% or higher of total assets over the 30-day horizon. At March 31, 2016, liquidity, as measured by the basic surplus/deficit model, was 12.0% over the 30-day horizon and 10.5% over the 90-day horizon.

At March 31, 2016, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $248 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At March 31, 2016, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $143,963, or 8.9% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for us on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. Any amounts that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be recorded in current-period earnings. Under previous guidance, adjustments to provisional amounts identified during the measurement period were to be recognized retrospectively. ASU 2015-16 became effective for us on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The new guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The new guidance also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost and requires separate presentation of financial assets and liabilities based on form and measurement category. In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

ASU 2016-05“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017 and is not expected to have a significant impact on the Company’s our financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact the Company’s financial statements.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Asset Liability Management Committee (“ALCO”) and the Bank’s Board of Directors.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2016, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0.25% to 0.50% and the two-year U.S. Treasury Note of 0.63% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

MARCH 31, 2016

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (202)	$ (688)
Net interest income (%)	-0.44%	-1.50%
Year 2
Net interest income ($)	$(3,749)	$(3,620)
Net interest income (%)	-8.17%	-7.89%

As more fully discussed below, the March 31, 2016, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will remain relatively stable over the one year horizon followed by a meaningful decline over the two-year horizon, as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively stable over the one year horizon, followed by a meaningful decline over the two year horizon as increased funding costs outpace increases in earning asset yields. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

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

Item 1A: Risk Factors

We believe the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2015, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment.  Please refer to such risk factors listed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Shares purchase activity during the three months ended March 31, 2016 was as follows:

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2016	6,252	$30.50	6,252	285,335
February 1-29, 2016	---	$ ---	---	285,335
March 1-31, 2016	---	$ ---	---	285,335

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: May 6, 2016	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 6, 2016	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the Commission on November 5, 2015, Commission File No. 0013349).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011, Commission File No. 0013349).

4	Instruments Defining Rights of Security Holders.

4.1

Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009, Commission File No. 0013349).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009, Commission File No. 0013349).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009, Commission File No. 0013349).

4.4

Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009, Commission File No. 0013349).

10.1

Agreement and Plan of Merger, dated as of May 5, 2016, by and between Bar Harbor Bankshares and Lake Sunapee Bank Group (incorporated herein by reference to Form 8-K, Item 7.01 and Item 8.01, filed with the Commission on May 5, 2016, Commission File No. 0013349).

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

101

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.