Form 10-Q
period 2016-06-30
BAR HARBOR BANKSHARES
filed 2016-08-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12B-2 of the Exchange Act): YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 1, 2016
$2.00 Par Value	6,032,894

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2016 and December 31, 2015	3

	Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015	5

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2016 and 2015	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	7

	Notes to Consolidated Interim Financial Statements	8-38

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38-63

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63-66

Item 4.	Controls and Procedures	66

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Mine Safety Disclosures	67

Item 5.	Other Information	67

Item 6.	Exhibits	68

Signatures		68

Exhibit Index		69

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(in thousands, except share and per share data)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$ 25,867	$ 9,720
Securities available for sale, at fair value	532,590	504,969
Federal Home Loan Bank stock	26,713	21,479
Loans	1,049,022	990,070
Allowance for loan losses	(9,891)	(9,439)
Loans, net of allowance for loan losses	1,039,131	980,631
Premises and equipment, net	22,951	20,674
Goodwill	4,935	4,935
Bank owned life insurance	24,131	23,747
Other assets	11,231	13,900
TOTAL ASSETS	$1,687,549	$1,580,055

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 84,123	$ 86,577
NOW accounts	159,015	160,394
Savings and money market deposits	289,820	299,087
Time deposits	456,858	396,729
Total deposits	989,816	942,787
Short-term borrowings	345,478	333,909
Long-term advances from Federal Home Loan Bank	174,624	135,882
Junior subordinated debentures	5,000	5,000
Other liabilities	7,400	8,325
TOTAL LIABILITIES	1,522,318	1,425,903

Shareholders' equity
Capital stock, par value $2.00; authorized 20,000,000 and 10,000,000 shares;
issued 6,788,407 shares at June 30, 2016 and December 31, 2015, respectively	13,577	13,577
Surplus	22,249	21,624
Retained earnings	127,672	122,260
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($222) and ($249), at June 30, 2016 and December 31, 2015,
respectively	(412)	(463)
Net unrealized appreciation on securities available for sale, net of tax
of $6,020 and $2,828, at June 30, 2016 and December 31, 2015, respectively	11,180	5,251
Portion of OTTI attributable to non-credit gains, net of tax of $73 and $249, at
June 30, 2016 and December 31, 2015, respectively	135	462
Net unrealized depreciation on derivative instruments, net of tax
of ($1,299) and ($873), at June 30, 2016 and December 31, 2015, respectively	(2,412)	(1,621)
Total accumulated other comprehensive income	8,491	3,629
Less: cost of 758,722 and 778,196 shares of treasury stock at June 30, 2016 and
December 31, 2015, respectively	(6,758)	(6,938)

TOTAL SHAREHOLDERS' EQUITY	165,231	154,152

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,687,549	$1,580,055

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$10,249	$ 9,645	$20,332	$19,322
Interest on securities	3,900	3,732	7,805	7,494
Dividend on FHLB stock	205	95	381	189
Total interest and dividend income	14,354	13,472	28,518	27,005

Interest expense:
Deposits	1,599	1,460	3,176	2,913
Short-term borrowings	532	253	982	492
Long-term debt	841	873	1,642	1,716
Total interest expense	2,972	2,586	5,800	5,121

Net interest income	11,382	10,886	22,718	21,884
Provision for loan losses	150	400	615	895
Net interest income after provision for loan losses	11,232	10,486	22,103	20,989

Non-interest income:
Trust and other financial services	955	985	1,903	1,930
Service charges on deposit accounts	252	255	463	453
Debit card income	430	402	830	768
Securities gains	1,699	587	3,135	1,206
Other operating income	278	274	611	488
Total non-interest income	3,614	2,503	6,942	4,845

Non-interest expense:
Salaries and employee benefits	4,799	4,269	9,816	8,621
Occupancy expense	594	567	1,163	1,147
Furniture and equipment expense	558	580	1,147	1,145
Debit card expenses	120	112	237	208
FDIC insurance assessments	218	210	435	411
Other operating expense	2,442	1,863	3,930	3,402
Total non-interest expense	8,731	7,601	16,728	14,934

Income before income taxes	6,115	5,388	12,317	10,900
Income taxes	1,804	1,515	3,600	3,146

Net income	$ 4,311	$ 3,873	$ 8,717	$ 7,754

Per Common Share Data:
Basic earnings per share	$ 0.72	$ 0.65	$ 1.45	$ 1.30
Diluted earnings per share	$ 0.71	$ 0.64	$ 1.43	$ 1.28

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands)

(unaudited)

	Three Months Ended
	June 30,
	2016	2015
Net income	$ 4,311	$ 3,873
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,537 and ($2,308), respectively	2,854	(4,288)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($595) and ($205), respectively	(1,105)	(382)
Net unrealized (depreciation) appreciation on interest rate derivatives, net of tax of ($176) and $122, respectively	(327)	227
Net amortization of prior service cost and actuarial loss for supplemental executive retirement plan, net of related tax of $2 and $3, respectively	4	6
Actuarial gains on supplemental executive retirement plan, net of related tax of $0 and $0, respectively	---	---
Total other comprehensive income (loss)	1,426	(4,437)
Total comprehensive income (loss)	$ 5,737	$ (564)

	Six Months Ended
	June 30,
	2016	2015
Net income	$ 8,717	$ 7,754
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $4,114 and ($1,299), respectively	7,640	(2,414)
Less reclassification adjustment for net gains related to securities available for sale
included in net income, net of tax of ($1,098) and ($422), respectively	(2,038)	(784)
Net unrealized depreciation on interest rate derivatives, net of tax of ($426) and ($87), respectively	(791)	(162)
Net amortization of prior service cost and actuarial loss for supplemental executive retirement plan,
net of related tax of $5 and $5, respectively	9	13
Actuarial gains on supplemental executive retirement plan, net of related tax of $23 and $0, respectively	42	---
Total other comprehensive income (loss)	4,862	(3,347)
Total comprehensive income	$13,579	$ 4,407

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287
Net income	---	---	7,754	---	---	7,754
Total other comprehensive loss	---	---	---	(3,347)	---	(3,347)
Dividend declared:
Common stock ($0.495 per share)	---	---	(2,952)	---	---	(2,952)
Purchase of Treasury Stock (221 shares)	---	---	---	---	(8)	(8)
Stock options exercised (35,312 shares), including related tax effects	---	99	(1)	---	633	731
Recognition of stock based compensation expense	---	191	---	---	---	191
Restricted stock grants (3,540 shares)	---	(64)	---	---	64	---
Balance June 30, 2015	$13,577	$21,131	$117,950	$ 3,344	$(7,346)	$148,656

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance December 31, 2015	$13,577	$21,624	$122,260	$ 3,629	$(6,938)	$154,152
Net income	---	---	8,717	---	---	8,717
Total other comprehensive income	---	---	---	4,862	---	4,862
Dividend declared:
Common stock ($0.270 per share)	---	---	(3,219)	---	---	(3,219)
Purchase of Treasury Stock (14,950 shares)	---	---	---	---	(481)	(481)
Stock options exercised (14,804 shares) including related tax effects	---	92	(86)	---	349	355
Recognition of stock based compensation expense	---	845	---	---	---	845
Restricted and performance stock grants (19,620 shares)	---	(312)	---	---	312	---
Balance June 30, 2016	$13,577	$22,249	$127,672	$ 8,491	$(6,758)	$165,231

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands)

(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$ 8,717	$ 7,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	788	861
Amortization of core deposit intangible	46	46
Provision for loan losses	615	895
Net securities gains	(3,135)	(1,206)
Net amortization of bond premiums and discounts	1,273	1,302
Recognition of stock based compensation expense	845	191
Gains on sale of other real estate owned	---	(64)
Net income from bank owned life insurance	(384)	(270)
Net change in other assets	(1,133)	(30,306)
Net change in other liabilities	(925)	(891)
Net cash provided by (used in) operating activities	6,707	(21,688)

Cash flows from investing activities:
Purchases of securities available for sale	(110,269)	(89,314)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	48,472	54,257
Proceeds from sales of securities available for sale	44,656	20,428
Purchases of Bank Owned Life Insurance	---	15,000
Net increase in Federal Home Loan Bank stock	(5,234)	(2,239)
Net increase in total loans originated	(9,319)	(42,550)
Purchases of loans	(49,796)	(22,435)
Proceeds from sale of other real estate owned	---	110
Capital expenditures	(3,065)	(1,313)
Net cash used in investing activities	(84,555)	(68,056)

Cash flows from financing activities:
Net increase in deposits	47,029	32,067
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(6,431)	11,654
Proceeds from Federal Home Loan Bank advances	63,750	66,493
Repayments of Federal Home Loan Bank advances	(7,008)	(11,003)
Purchases of Treasury Stock	(481)	(8)
Proceeds from stock option exercises, including excess tax benefits	355	731
Payments of dividends	(3,219)	(2,952)
Net cash provided by financing activities	93,995	96,982

Net increase in cash and cash equivalents	16,147	7,238
Cash and cash equivalents at beginning of period	9,720	9,800
Cash and cash equivalents at end of period	$ 25,867	$ 17,038

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 5,766	$ 5,146
Income taxes	$ 3,926	$ 2,495

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ ---	$ ---
Restricted stock grants	$ 312	$ 64

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and six months ended June 30, 2016, is not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other interim periods.

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

Note 2: Subsequent Event

On July 19, 2016, the Company's Board of Directors declared a third quarter 2016 regular cash dividend of 27.5 cents per share of Company common stock, representing an increase of 2.0 cents, or 7.8%, compared with the third quarter of 2015. The quarterly cash dividend is payable to all Company shareholders of record as of the close of business August 15, 2016, and will be paid on September 15, 2016. This represented the twenty-first consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

Note 3: Merger and Acquisition Activity

On May 5, 2016, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Lake Sunapee Bank Group (“LSBG”) in an all-stock transaction valued at approximately $143 million (the “Merger”).  The market expanding merger is expected to create efficiencies and strategic growth opportunities for both businesses through the leveraging of each other’s platforms and capabilities, and will create the only community bank headquartered in New England with a market footprint in all three Northern New England states of Maine, New Hampshire and Vermont.

At closing, the combined institution is expected to have approximately $3.3 billion in assets, $2.4 billion in net loans, $2.2 billion in deposits and over $2.0 billion in assets under management. The Company will have a pro forma market cap of approximately $350 million and 49 branches serving customers and communities across three states. The merger is expected to be completed in the fourth quarter of 2016 or the first quarter of 2017. The consummation of the Merger is subject to receipt of the requisite approval of the Company's shareholders and LSBG shareholders, receipt of all required regulatory approvals, and other customary closing conditions.

Included in the Company’s second quarter and year-to-date non-interest expense was $492 in non-recurring expenses related to the LSBG Merger, largely legal and other professional fees. The Company expects to continue to incur related non-recurring costs through the closing of the Merger.

Note 4: Recent Accounting Pronouncements

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

ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13, was issued to provide financial statement users with information about expected credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model.  For public business entities, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Note 5: Management’s Use of Estimates

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2016 and December 31, 2015, there was no valuation allowance for deferred tax assets.

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

Note 6: Earnings Per Share

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2016, and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$ 4,311	$ 3,873	$ 8,717	$ 7,754

Weighted average common shares outstanding
Basic	6,021,316	5,973,758	6,015,257	5,963,704
Effect of dilutive employee stock options	64,985	90,655	68,110	86,418
Diluted	6,086,301	6,064,413	6,083,367	6,050,122

Anti-dilutive options excluded from earnings per share calculation	75,763	10,950	80,263	11,197

Per Common Share Data:
Basic earnings per share	$ 0.72	$ 0.65	$ 1.45	$ 1.30
Diluted earnings per share	$ 0.71	$ 0.64	$ 1.43	$ 1.28

Note 7: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2016, and December 31, 2015:

June 30, 2016		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$323,684	$ 9,693	$ 397	$332,980
US Government agency	80,472	1,993	97	82,368
Private label	1,128	218	19	1,327
Obligations of states and political subdivisions thereof	109,898	6,108	91	115,915
Total	$515,182	$18,012	$ 604	$532,590

December 31, 2015		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2016. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

	Amortized	Estimated
Securities Available for Sale	Cost	Fair Value

Due one year or less	$ 167	$ 168
Due after one year through five years	5,592	5,732
Due after five years through ten years	13,889	14,762
Due after ten years	495,534	511,928
Total	$515,182	$532,590

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be OTTI. For the three and six months ended June 30, 2016 and 2015, the Company did not have any OTTI losses recognized in earnings (before taxes).

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

As of June 30, 2016, the Company held four private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $48 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For all of these securities, the Company previously recognized credit losses in excess of the unrealized losses currently in accumulated OCI, creating an unrealized gain of $135, net of tax, as included in accumulated OCI as of June 30, 2016, compared with a net unrealized gain of $462, net of tax, at December 31, 2015.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects that as of June 30, 2016, it will recover the amortized cost basis of its private label MBS as depicted in the continuously unrealized loss table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and six months ended June 30, 2016, and 2015.

	2016	2015

Estimated credit losses as of March 31,	$2,793	$3,413
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities sold or paid off during the period	1,096	233
Estimated credit losses as of June 30,	$1,697	$3,180

Estimated credit losses as of prior year-end,	$3,180	$3,413
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities sold or paid off during the period	1,483	233
Estimated credit losses as of June 30,	$1,697	$3,180

As of June 30, 2016, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at June 30, 2016.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2016 and December 31, 2015. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
June 30, 2016	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$35,865	42	$ 224	$ 9,678	22	$ 173	$ 45,543	64	$ 397
US Government agency	7,619	11	27	4,920	16	70	12,539	27	97
Private label	198	2	10	159	5	9	357	7	19
Obligations of states and political subdivisions thereof	2,426	5	7	5,077	11	84	7,503	16	91
Total	$46,108	60	$ 268	$19,834	54	$ 336	$ 65,942	114	$ 604

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2015	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$112,770	142	$1,342	$23,646	33	$ 813	$136,416	175	$2,155
US Government agency	20,201	30	326	11,232	22	221	31,433	52	547
Private label	235	2	2	178	5	9	413	7	11
Obligations of states and political subdivisions thereof	14,853	25	210	3,700	11	118	18,553	36	328
Total	$148,059	199	$1,880	$38,756	71	$1,161	$186,815	270	$3,041

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2016, the total unrealized losses on these securities amounted to $397, compared with $2,155 at December 31, 2015.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at June 30, 2016 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at June 30, 2016.

•

Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2016, the total unrealized losses on these securities amounted to $97, compared with $547 at December 31, 2015. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2016 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at June 30, 2016.

•

Private label mortgage-backed securities: As of June 30, 2016, the total unrealized losses on the Bank’s private label MBS amounted to $19, compared with $11 at December 31, 2015. The Company attributes the unrealized losses at June 30, 2016 to the current illiquid market for non-agency MBS, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at June 30, 2016.

•

Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2016, the total unrealized losses on the Bank’s municipal securities amounted to $91, compared with $328 at December 31, 2015. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that, in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to “AAA” or “AA” status. Starting in 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at June 30, 2016, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at June 30, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses in municipal bonds at June 30, 2016 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about municipal budget deficits and the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Notwithstanding the foregoing considerations, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other than temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses on securities available for sale for the three and six months ended June 30, 2016 and 2015.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

Three months ended June 30,
2016	$23,142	$1,699	$ ---	$ ---	$1,699
2015	$11,487	$ 587	$ ---	$ ---	$ 587

Six months ended June 30,
2016	$44,655	$3,135	$ ---	$ ---	$3,135
2015	$20,428	$1,206	$ ---	$ ---	$1,206

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

At June 30, 2016, the Bank owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Bank continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class A shares at fair value.

Note 8: Loans and Allowance for Loan Losses

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine.

The following table summarizes the composition of the loan portfolio as of June 30, 2016, and December 31, 2015:

LOAN PORTFOLIO SUMMARY

	June 30, 2016	December 31, 2015

Commercial real estate mortgages	$ 390,033	$371,002
Commercial and industrial	80,749	79,911
Commercial construction and land development	25,467	24,926
Agricultural and other loans to farmers	33,081	31,003
Total commercial loans	529,330	506,842

Residential real estate mortgages	446,933	408,401
Home equity loans	49,330	51,530
Other consumer loans	6,946	7,949
Total consumer loans	503,209	467,880

Tax exempt loans	16,352	15,244

Net deferred loan costs and fees	131	104
Total loans	1,049,022	990,070
Allowance for loan losses	(9,891)	(9,439)
Total loans net of allowance for loan losses	$1,039,131	$980,631

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at June 30, 2016, approximately 31% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasoned establishments with stabilized cash flows.

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

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at June 30, 2016, and December 31, 2015.

TOTAL NON-PERFORMING LOANS

	June 30, 2016	December 31, 2015

Commercial real estate mortgages	$1,087	$1,279
Commercial and industrial loans	190	292
Commercial construction and land development	813	1,111
Agricultural and other loans to farmers	---	16
Total commercial loans	2,090	2,698

Residential real estate mortgages	3,157	3,452
Home equity loans	134	820
Other consumer loans	91	10
Total consumer loans	3,382	4,282

Total non-accrual loans	5,472	6,980
Accruing loans contractually past due 90 days or more	81	28
Total non-performing loans	$5,553	$7,008

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

Summary information pertaining to the TDRs that occurred during the three and six months ended June 30, 2016 and 2015 follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	1	$30	$30	3	$ 425	$ 418
Agricultural and other loans to farmers	---	---	---	2	30	25
Total commercial loans	1	30	30	5	455	443

Total	1	$30	$30	5	$ 455	$ 443

	For the Three Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Agricultural and other loans to farmers	---	$---	$---	1	$ 18	$ 17
Total commercial loans	---	---	---	1	18	17

Residential real estate mortgages	2	$795	$794	3	$1,267	$1,266
Total consumer loans	2	795	794	3	1,267	1,266

Total	2	$795	$794	4	$1,285	$1,283

The following tables show the Bank’s post-modification balance of TDRs listed by type of modification for TDRs that occurred during the three and six months ended June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

Extended maturity and adjusted interest rate	$---	$ ---	$ ---	$ 489
Extended maturity and adjusted payment	---	413	---	---
Adjusted payment	---	---	607	607
Adjusted payment and capitalized interest	---	---	187	187
Other concessions	30	30	---	---
Total	$30	$443	$794	$1,283

As of June 30, 2016, the Bank had $3,387 of loans outstanding to 21 relationships that were classified as TDRs.  These loans consisted of ten commercial real estate loans, eight real estate secured loans, four commercial and industrial loans, four agricultural loans, and one other consumer loan.  At June 30, 2016, six of these TDRs totaling $879 were classified as non-accrual, and none were past due 30 days or more and still accruing.

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

During the six months ended June 30, 2016, one CRE loan for $40 that had been modified as a TDR within the previous twelve months defaulted, compared with none during the same period in 2015. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at June 30, 2016 and December 31, 2015. Amounts shown exclude deferred loan origination fees and costs.

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 844	$ 103	$ 333	$1,280	388,753	$ 390,033	$1,087	$---
Commercial and industrial	4	30	190	224	80,525	80,749	190	---
Commercial construction and land development	---	---	813	813	24,654	25,467	813	---
Agricultural and other loans to farmers	13	---	81	94	32,987	33,081	---	81
Residential real estate mortgages	1,488	753	991	3,232	443,701	446,933	3,157	---
Home equity	31	15	10	56	49,274	49,330	134	---
Other consumer loans	34	1	2	37	6,909	6,946	91	---
Tax exempt	---	---	---	---	16,352	16,352	---	---
Total	$2,414	$ 902	$2,420	$5,736	$1,043,155	$1,048,891	$5,472	$81

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 99	$ 287	$ 241	$ 627	$ 370,375	$ 371,002	$1,279	$---
Commercial and industrial	9	1	271	281	79,630	79,911	292	---
Commercial construction and land development	---	---	1,111	1,111	23,815	24,926	1,111	---
Agricultural and other loans to farmers	12	70	3	85	30,918	31,003	16	3
Residential real estate mortgages	1,313	452	1,299	3,064	403,588	406,652	3,452	25
Home equity	245	---	797	1,042	50,488	51,530	820	---
Other consumer loans	66	---	---	66	9,632	9,698	10	---
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$1,744	$ 810	$3,722	$6,276	$ 983,690	$ 989,966	$6,980	$28

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

Details of impaired loans as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance:
Commercial real estate mortgages	$1,900	$1,900	$---	$1,692	$1,736	$---
Commercial and industrial	89	89	---	202	352	---
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	127	127	---	106	106	---
Residential real estate loans	1,214	1,330	---	1,332	1,362	---
Home equity loans	17	17	---	18	18	---
Other consumer	---	---	---	---	---	---
Subtotal	$3,347	$3,463	$---	$3,350	$3,574	$---

With an allowance:
Commercial real estate mortgages	$ 536	$ 536	$ 43	$ 531	$ 531	$ 43
Commercial and industrial	220	370	175	224	374	175
Commercial construction and land development	813	2,738	60	1,111	3,036	58
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	512	628	92	515	515	97
Home equity loans	---	---	---	---	---	---
Other consumer	7	7	---	8	8	---
Subtotal	$2,088	$4,279	$370	$2,389	$4,464	$373
Total	$5,435	$7,742	$370	$5,739	$8,038	$373

Details of impaired loans for the three and six months ended June 30, 2016 and 2015 follows:

	June 30, 2016				June 30, 2015
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended

	Average		Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Recorded	Investment	Recorded	Investment	Recorded	Investment	Recorded
With no related allowance:
Commercial real estate mortgages	$1,850	$32	$1,859	$ 53	$2,413	$ 7	$2,698	$14
Commercial and industrial	92	2	94	4	441	3	446	5
Commercial construction And land development	---	---	---	---	1,260	---	1,260	---
Agricultural and other loans to farmers	128	3	135	5	113	2	118	4
Residential real estate mortgages	1,214	17	1,146	38	1,498	13	1,483	25
Home equity loans	16	---	17	1	18	---	19	1
Other consumer	---	---	---	---	---	---	---	---
Subtotal	$3,300	$54	$3,251	$101	$5,743	$25	$6,024	$49

With an allowance:
Commercial real estate mortgages	$ 482	$---	$ 443	$---	$ 955	$---	$ 955	$---
Commercial and industrial	221	---	222	---	170	---	170	---
Commercial construction and land development	865	---	988	---	---	---	---	---
Agricultural and other loans to farmers	---	---	---	---	54	---	54	---
Residential real estate mortgages	513	---	514	---	184	---	183	---
Home equity loans	---	---	---	---	---	---	---	---
Other consumer	7	---	8	---	10	---	10	---
Subtotal	$2,088	$---	$2,175	$---	$1,373	$---	$1,372	$ ---

Total	$5,388	$54	$5,426	$101	$7,116	$25	$7,396	$49

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

Loans that the Bank classifies as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over one year).

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

The following tables summarize the commercial loan portfolio as of June 30, 2016, and December 31, 2015, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

June 30, 2016	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$364,130	$76,628	$24,654	$32,507	$497,919
Other Assets Especially Mentioned	10,381	1,838	---	289	12,508
Substandard	15,509	2,281	813	285	18,888
Doubtful	---	---	---	---	---
Loss	13	2	---	---	15
Total	$390,033	$80,749	$25,467	$33,081	$529,330

December 31, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$345,197	$74,771	$23,460	$30,688	$474,116
Other Assets Especially Mentioned	7,381	2,349	355	168	10,253
Substandard	18,424	2,790	1,111	147	22,472
Doubtful	---	---	---	---	---
Loss	---	1	---	---	1
Total	$371,002	$79,911	$24,926	$31,003	$506,842

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016, and 2015 and twelve months ended December 31, 2015. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2016	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$4,667	$1,233	$ 231	$ 365	$ 2,621	$ 108	$ 539	$ 50	$ 9,814
Charged Off	---	(1)	---	---	(91)	(7)	---	---	(99)
Recoveries	7	3	---	---	8	7	1	---	26
Provision	(9)	32	(36)	18	145	(8)	7	1	150
Ending Balance	$4,665	$1,267	$ 195	$ 383	$ 2,683	$ 100	$ 547	$ 51	$ 9,891

Six Months Ended June 30, 2016	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$4,246	$1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439
Charged Off	(34)	(90)	---	---	(122)	(17)	---	---	(263)
Recoveries	13	4	---	40	28	13	2	---	100
Provision	440	117	11	36	30	(7)	(16)	4	615
Ending Balance	$4,665	$1,267	$ 195	$ 383	$ 2,683	$ 100	$ 547	$ 51	$ 9,891

of which:

Amount for loans individually
evaluated for impairment	$ 43	$ 175	$ 60	$ ---	$ 54	$ 38	$ ---	$ ---	$ 370

Amount for loans collectively
evaluated for impairment	$4,622	$1,092	$ 135	$ 383	$ 2,629	$ 62	$ 547	$ 51	$ 9,521

Loans individually Evaluated for
impairment	$2,436	$ 309	$ 813	$ 127	$ 1,540	$ 7	$ 203	$ ---	$ 5,435

Loans collectively Evaluated for
impairment	$387,597	$80,440	$ 24,654	$ 32,954	$ 445,393	$ 6,939	$49,127	$16,352	$1,043,456

Three Months Ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,500	$ 1,074	$ 107	$ 334	2,875	$ 145	$ 367	$ 76	$ 9,478
Charged Off	(181)	(213)	---	---	(70)	(14)	(311)	---	(789)
Recoveries	5	1	---	---	---	4	---	---	10
Provision	(35)	285	38	38	(320)	(25)	416	3	400
Ending Balance	$ 4,289	$ 1,147	$ 145	$ 372	$ 2,485	$ 110	$ 472	$ 79	$ 9,099

Six Months Ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(206)	(288)	---	(18)	(70)	(25)	(351)	---	(958)
Recoveries	39	2	---	12	129	11	---	---	193
Provision	(12)	504	---	101	(288)	30	552	8	895
Ending Balance	$ 4,289	$ 1,147	$ 145	$ 372	$ 2,485	$ 110	$ 472	$ 79	$ 9,099

of which:

Amount for loans individually
evaluated for impairment	$ 419	$ 169	$ ---	$ 47	$ 40	$ ---	$ 1	$ -	$ 676

Amount for loans collectively
evaluated for impairment	$3,870	$ 978	$ 145	$ 325	$ 2,445	$ 110	$ 471	$ 79	$ 8,423

Loans individually evaluated for
impairment	$2,992	$ 469	$ 1,260	$ 166	$ 1,180	$ 9	$ ---	$ ----	$ 6,076

Loans collectively Evaluated for
impairment	$351,137	$ 87,733	$ 33,160	$ 33,368	$ 392,575	$ 11,132	$51,794	$16,146	$977,045

Twelve Months Ended December 31, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(667)	(323)	----	(72)	(70)	(111)	(376)	---	(1,619)
Recoveries	98	36	----	18	129	22	1	---	304
Provision	347	594	39	84	(26)	106	665	(24)	1,785
Ending Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439

of which:

Amount for loans individually
evaluated for impairment	$ 43	$ 175	$ 58	$ ---	$ 97	$ ---	$ ---	$ ---	$ 373

Amount for loans collectively
evaluated for impairment	$ 4,203	$ 1,061	$ 126	$ 307	$ 2,650	$ 111	$ 561	$ 47	$ 9,066

Loans individually evaluated
for impairment	$ 2,223	$ 426	$ 1,111	$ 106	$ 1,847	$ 8	$ 18	$ ---	$ 5,739

Loans collectively evaluated
for impairment	$368,779	$79,485	$23,815	$30,897	$404,805	$ 9,690	$51,512	$15,244	$984,227

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At June 30, 2016, and December 31, 2015, loans to the lodging industry amounted to approximately $123,595 and $98,231, respectively.

Note 9: Other Real Estate Owned

Other real estate owned (“OREO”) is classified in Other Assets on the Company’s balance sheet.

The Company's OREO activity for the six months ended June 30, 2016 and 2015 are presented below:

	2016	2015

Balance at beginning of year	$256	$523
Additions	---	---
Disposals	---	(110)
Writedowns	(47)	(20)
Balance at end of period	$209	$393

The Company's OREO portfolio by property type is presented in the table below as of June 30, 2016 and December 31, 2015:

	2016		2015
	Number of properties	Carrying value	Number of properties	Carrying value

Residential	2	$119	3	$143
Commercial	1	90	2	250
Total	3	$209	5	$393

The Company's net gains and losses on OREO properties are presented within non-interest expense on the consolidated statements of income.

The Company recorded net gains and losses on OREO properties for the three and six months ended June 30, 2016 and 2015 as follows:

	June 30, 2016		June 30, 2015
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

Net (losses) gains on OREO	$(47)	$(47)	$44	$44

At June 30, 2016, the Bank had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $2,937 compared with $4,575 at December 31, 2015.

Note 10: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the six months ended June 30, 2016 and 2015.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Affected Line Item in the Statement Where Net Income is Presented

Realized gains and losses on available-for-sale securities	$ 3,135	$1,206	Net securities gains
Tax (expense) or benefit	(1,097)	(422)	Provision for income taxes
Net of tax	$ 2,038	$ 784	Net income

Amortization of prior service cost and actuarial loss for supplemental executive retirement plan	$ (14)	$ (19)	Salaries and benefits
Tax (expense) or benefit	5	6	Provision for income taxes
Net of tax	$ (9)	$ (13)	Net income

Total reclassification for the period	$ 2,029	$ 771

Note 11: Financial Derivative Instruments

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

At June 30, 2016, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. These derivative instruments were interest rate cap agreements. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At June 30, 2016, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of June 30, 2016 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value

$25,000	06/02/21	3.00%	$ 922	$ 915	$ 76
$20,000	06/04/24	3.00%	$1,470	$1,466	$284
$20,000	10/21/21	3.00%	$ 632	$ 631	$ 83
$25,000	10/21/24	3.00%	$1,542	$1,541	$399

At June 30, 2016, the total fair value of the interest rate cap agreements was $842, compared with $2,069 at December 31, 2015. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. For the three and six months ended June 30, 2016, $3 and $11 of premium amortization was recorded, respectively.  During the next twelve months, $134 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of June 30, 2016 and December 31, 2015 follows:

	Gross	Net of Tax
June 30, 2016
Unrealized loss on interest rate caps	$(3,711)	$(2,412)
Unamortized premium on interest rate caps	4,553	2,959
Total	$ 842	$ 547

December 31, 2015
Unrealized loss on interest rate caps	$(2,495)	$(1,621)
Unamortized premium on interest rate caps	4,564	2,966
Total	$ 2,069	$ 1,345

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

The following tables summarize the net periodic benefit costs for the three and six months ended June 30, 2016, and 2015:

	Supplemental Executive
	Retirement Plans

Three Months Ended June 30,	2016	2015

Service cost	$ 18	$ 19
Interest cost	32	31
Actuarial loss on supplemental executive retirement plan	7	8
Net periodic benefit cost	$ 57	$ 58

Six Months Ended June 30,

Service cost	$ 36	$ 36
Interest cost	64	62
Actuarial loss on supplemental executive retirement plan	14	19
Net periodic benefit cost	$114	$117

The Company is expected to recognize $228 of expense for the foregoing plans for the year ended December 31, 2016. The Company is expected to contribute $291 to the foregoing plans in 2016. As of June 30, 2016, the Company had contributed $150.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2016, and December 31, 2015:

	June 30,	December 31,
	2016	2015

Commitments to originate loans	$25,047	$41,529
Unused lines of credit	$93,974	$97,283
Un-advanced portions of construction loans	$24,180	$12,719
Standby letters of credit	$ 385	$ 385

As of June 30, 2016, and December 31, 2015, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 14: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at June 30, 2016, and December 31, 2015. In 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At June 30, 2016, and December 31, 2015, the balance of the core deposit intangible asset amounted to $424 and $470, respectively.

	June 30,	December 31,
	2016	2015

Gross carrying amount	$783	$783
Less: accumulated amortization	359	313
Net carrying amount	$424	$470

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$332,980	$ ---	$332,980
US Government agencies	$ ---	$ 82,368	$ ---	$ 82,368
Private label	$ ---	$ 1,327	$ ---	$ 1,327
Obligations of states and political subdivisions thereof	$ ---	$115,915	$ ---	$115,915
Derivative assets	$ ---	$ 842	$ ---	$ 842

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$306,993	$ ---	$306,993
US Government agencies	$ ---	$ 79,130	$ ---	$ 79,130
Private label	$ ---	$ 3,464	$ ---	$ 3,464
Obligations of states and political subdivisions thereof	$ ---	$115,382	$ ---	$115,382
Derivative assets	$ ---	$ 2,069	$ ---	$ 2,069

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

As of June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss

Other real estate owned	$ ---	$ ---	$ 209	$ 209	$47
Collateral dependent impaired loans	$ ---	$ ---	$2,769	$2,769	$---

As of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss

Other real estate owned	$ ---	$ ---	$ 256	$ 256	$27
Collateral dependent impaired loans	$ ---	$ ---	$1,999	$1,999	$---

The Company had total collateral dependent impaired loans with carrying values of $2,769 and $1,999 which had specific reserves included in the allowance of $307 and $312, at June 30, 2016 and December 31, 2015, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2016 and December 31, 2015, follows:

June 30, 2016	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 25,867	$25,867	$ ---	$ ---	$ 25,867
Federal Home Loan Bank stock	26,713	---	26,713	---	26,713
Loans, net	1,039,131	---	---	1,041,964	1,041,964
Interest receivable	6,252	---	6,252	---	6,252

Financial liabilities:
Deposits (with no stated maturity)	$ 532,958	$ ---	$532,958	$ ---	$ 532,958
Time deposits	456,858	---	461,990	---	461,990
Borrowings	525,102	---	526,690	---	526,690
Interest payable	562	---	562	---	562

December 31, 2015	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,720	$ 9,720	$ ---	$ ---	$ 9,720
Federal Home Loan Bank stock	21,479	---	21,479	---	21,479
Loans, net	980,631	---	---	975,610	975,610
Interest receivable	5,420	---	5,420	---	5,420

Financial liabilities:
Deposits (with no stated maturity)	$ 546,058	$ ---	$546,058	$ ---	$ 546,058
Time deposits	396,729	---	399,146	---	399,146
Borrowings	474,791	---	473,404	---	473,404
Interest payable	527	---	527	---	527

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2016 and 2015, and financial condition at June 30, 2016 and December 31, 2015, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income for the second quarter of 2016 and 2015 was $1,037 and $894, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2016 and 2015, the amount of tax exempt income included in interest income was $2,094 and $1,792, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $526 and $451 in the second quarter of 2016 and 2015, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The Company presents its efficiency ratio using non-GAAP information. The GAAP efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income and non-interest income. The non-GAAP efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, and other significant non-recurring expenses.

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

(vi)	Significant changes in the Company’s internal controls, or internal control failures;

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

(ix)

Changes in general, national, international, regional or local economic conditions and credit markets which are less favorable than those anticipated by Company management that could impact the Company's securities portfolio, quality of credits, or the overall demand for the Company's products or services;

(x)

The integrity of information systems are under significant threat from cyber attacks by third-parties, including thorough coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes;

(xi)

The factors that could also cause actual results to differ materially from current expectations include failure to complete the proposed LSBG Merger, the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed LSBG Merger, disruption to the parties’ businesses as a result of the announcement and pendency of the LSBG Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the LSBG Merger,  and

(xii)

The factors that could also cause actual results to differ materially from current expectations include failure to complete the proposed LSBG Merger, the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed LSBG Merger, disruption to the parties’ businesses as a result of the announcement and pendency of the LSBG Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the LSBG Merger,  and

(xiii)	The Company’s success in managing the risks involved in all of the foregoing matters.

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and as updated in Part II, Item 1A of this report. There may be other risk factors that could cause differences in future periods from those anticipated by management.

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

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other than temporary impairment on securities, income tax estimates, and the evaluation of intangible assets. The use of these estimates is more fully described in Part I, Item 1, Note 5 of the consolidated financial statements in this quarterly report on Form 10-Q.

SUMMARY FINANCIAL RESULTS

For the three months ended June 30, 2016, the Company reported net income of $4,311, compared with $3,873 for the second quarter of 2015, representing an increase of $438, or 11.3%. The Company’s diluted earnings per share amounted to $0.71 for the quarter representing an increase of $0.07, or 10.9%, compared with the second quarter of 2015. The Company’s annualized return on average shareholders’ equity amounted to 10.72% for the quarter, compared with 10.31% for the second quarter of 2015. The Company’s annualized return on average assets amounted to 1.05% for the quarter, compared with 1.01% for the second quarter of 2015.

On May 5, 2016, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Lake Sunapee Bank Group (“LSBG”) in an all-stock transaction valued at approximately $143 million (the “Merger”).  The market expanding Merger is expected to create efficiencies and strategic growth opportunities for both businesses through the leveraging of each other’s platforms and capabilities, and will create the only community bank headquartered in New England with a market footprint in all three Northern New England states of Maine, New Hampshire and Vermont. At closing, the combined institution is expected to have approximately $3.3 billion in assets, $2.4 billion in loans, $2.2 billion in deposits and over $2.0 billion in assets under management. The Company will have a pro forma market cap of approximately $350 million and 49 branches serving customers and communities across three states. The Merger is expected to be completed in the fourth quarter of 2016 or the first quarter of 2017. The consummation of the Merger is subject to receipt of the requisite approval of the Company's shareholders and LSBG shareholders, receipt of all required regulatory approvals, and other customary closing conditions.  Included in the Company’s second quarter non-interest expense was $492 in non-recurring expenses related to the LSBG Merger, largely legal and other professional fees.

For the six months ended June 30, 2016, the Company reported net income of $8,717, compared with $7,754, representing an increase of $963, or 12.4% when compared to the same period in 2015. The Company’s diluted earnings per share amounted to $1.43 for the six months ended June 30, 2016, representing an increase of $0.15, or 11.7%, compared with the same period in 2015. The Company’s annualized return on average shareholders’ equity amounted to 10.95%, compared with 10.44% in the first half of 2015. The Company’s annualized return on average assets amounted to 1.07%, compared with 1.04% for the six months ended June 30, 2015.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date operating results were highlighted by a $993, or 4.4%, increase in tax-equivalent net interest income, despite a twelve basis point decline in the tax-equivalent net interest margin compared with the first half of 2015. Led by a $1,929 increase in realized securities gains, total non-interest income increased $2,097, or 43.3%, compared with the six months ended June 30, 2015.

Led by growth in the loan and securities portfolios, total assets ended the second quarter at $1,687,549, representing an increase of $107,494, or 6.8%, compared with December 31, 2015. Total loans ended the second quarter at $1,049,022, representing an increase of $58,952, or 6.0%, compared with December 31, 2015. The credit quality of the loan portfolio remained stable during the first half of 2016, highlighted by a $1,455, or 20.8%, decline in non-performing loans compared with December 31, 2015. Net loan charge-offs amounted to $163 the six months ended June 30, 2016, or annualized net charge-offs to average loans outstanding of 0.03%.

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

Total Net Interest Income: For the three months ended June 30, 2016, net interest income on a tax-equivalent basis amounted to $11,908, compared with $11,337 for the second quarter of 2015, representing an increase of $571, or 5.0%. The increase in second quarter 2016 tax-equivalent net interest income compared with the second quarter of 2015 was attributed to average earning asset growth of $116,530, or 8.0%, as the tax-equivalent net interest margin declined eight basis points to 3.04%.

For the six months ended June 30, 2016, net interest income on a tax-equivalent basis amounted to $23,781, compared with $22,788 for the first half of 2015, representing an increase of $993, or 4.4%. The increase in tax-equivalent net interest income compared with the first half of 2015 was attributed to average earning asset growth of $120,146, or 8.3%, as the tax-equivalent net interest margin declined twelve basis points to 3.07%.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheet and components of net interest income, including a reconciliation of tax-equivalent adjustments, for the three and six months ended June 30, 2016, and 2015:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

JUNE 30, 2016 AND 2015

		2016			2015
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$1,028,748	$10,308	4.03%	$ 953,800	$ 9,707	4.08%
Securities (2,3)	521,373	4,367	3.37%	481,947	4,121	3.43%
Federal Home Loan Bank stock	25,544	205	3.23%	23,388	95	1.63%

Total Earning Assets	1,575,665	14,880	3.80%	1,459,135	13,923	3.83%

Non-Interest Earning Assets:
Cash and due from banks	5,400			4,313
Allowance for loan losses	(10,036)			(9,416)
Other assets (2)	80,547			79,009
Total Assets	$1,651,576			$1,533,041

Interest Bearing Liabilities:
Deposits	$ 845,042	$ 1,599	0.76%	$ 803,474	$ 1,460	0.73%
Borrowings	557,593	1,373	0.99%	499,293	1,126	0.90%
Total Interest Bearing Liabilities	1,402,635	2,972	0.85%	1,302,767	2,586	0.80%
Rate Spread			2.95%			3.03%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	80,119			73,013
Other liabilities	7,147			6,607
Total Liabilities	1,489,901			1,382,387
Shareholders' equity	161,675			150,654
Total Liabilities and Shareholders' Equity	$1,651,576			$1,533,041
Net interest income and net interest margin (3)		11,908	3.04%		11,337	3.12%
Less: Tax Equivalent adjustment		(526)			(451)
Net Interest Income		$11,382	2.91%		$10,886	2.99%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

		2016			2015
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$1,020,341	$20,450	4.03%	$ 943,810	$19,446	4.15%
Securities (2,3)	515,342	8,750	3.41%	473,232	8,274	3.53%
Federal Home Loan Bank stock	24,159	381	3.17%	22,654	189	1.68%

Total Earning Assets	1,559,842	29,581	3.81%	1,439,696	27,909	3.91%

Non-Interest Earning Assets:
Cash and due from banks	5,069			4,076
Allowance for loan losses	(9,905)			(9,293)
Other assets (2)	79,547			75,572
Total Assets	$1,634,553			$1,510,051

Interest Bearing Liabilities:
Deposits	$ 863,021	$ 3,176	0.74%	$ 792,212	$ 2,913	0.74%
Borrowings	523,293	2,624	1.01%	486,859	2,208	0.91%
Total Interest Bearing Liabilities	1,386,314	5,800	0.84%	1,279,071	5,121	0.81%
Rate Spread			2.97%			3.10%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	81,697			74,256
Other liabilities	6,444			6,908
Total Liabilities	1,474,455			1,360,235
Shareholders' equity	160,098			149,816
Total Liabilities and Shareholders' Equity	$1,634,553			$1,510,051
Net interest income and net interest margin (3)		23,781	3.07%		22,788	3.19%
Less: Tax Equivalent adjustment		(1,063)			(904)
Net Interest Income		$22,718	2.93%		$21,884	3.07%

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

For the three months ended June 30, 2016, the tax equivalent net interest margin amounted to 3.04%, compared with 3.12% in the second quarter of 2015, representing a decline of eight basis points. The decline in the net interest margin was attributed to a three basis point decline in the weighted average yield on earning assets, combined with a five basis point increase in the weighted average cost of interest bearing liabilities, compared with the second quarter of 2015.

For the six months ended June 30, 2016, the tax equivalent net interest margin amounted to 3.07%, compared with 3.19% in the first half of 2015, representing a decline of twelve basis points. The decline in the net interest margin was attributed to a ten basis point decline in the weighted average yield on earning assets, combined with a three basis point increase in the weighted average cost of interest bearing liabilities, compared with the six months ended June 30, 2015.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2016		2015				2014
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	4.03%	4.03%	4.05%	4.08%	4.08%	4.23%	4.19%	4.44%
Securities (2,3)	3.37%	3.46%	3.47%	3.56%	3.43%	3.63%	3.74%	3.50%
Federal Home Loan Bank stock	3.23%	3.11%	3.85%	3.21%	1.63%	1.74%	1.50%	1.32%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	3.80%	3.83%	3.86%	3.89%	3.83%	3.99%	4.00%	4.08%

Interest Bearing Liabilities:
Deposits	0.76%	0.72%	0.71%	0.70%	0.73%	0.75%	0.75%	0.73%
Borrowings	0.99%	1.03%	1.01%	0.93%	0.90%	0.93%	0.96%	0.89%
Total Interest Bearing Liabilities	0.85%	0.83%	0.80%	0.78%	0.80%	0.82%	0.82%	0.79%

Rate Spread	2.95%	3.00%	3.06%	3.11%	3.03%	3.17%	3.18%	3.29%

Net Interest Margin (3)	3.04%	3.09%	3.15%	3.20%	3.12%	3.27%	3.28%	3.38%

Net Interest Margin without Tax Equivalent Adjustments	2.91%	2.95%	3.01%	3.07%	2.99%	3.14%	3.15%	3.25%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

Interest and Dividend Income:  For the three months ended June 30, 2016, total interest and dividend income on a tax-equivalent basis amounted to $14,880, compared with $13,923 in the second quarter of 2015, representing an increase of $957, or 6.9%. The increase in interest and dividend income was principally attributed to average earning asset growth of $116,530, or 8.0%, as the weighted average earning asset yield declined three basis points to 3.80%.

For the three months ended June 30, 2016, total tax-equivalent interest income from the securities portfolio amounted to $4,367, compared with $4,121 in the second quarter of 2015, representing an increase of $246, or 6.0%. The increase in interest income from securities was principally attributed to a $39,426, or 8.2%, increase in total average securities, which was partially offset by a six basis point decline in the weighted average securities yield to 3.37%. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows as well as incremental securities growth in a historically low interest rate environment.

For the three months ended June 30, 2016, total tax-equivalent interest income from the loan portfolio amounted to $10,308, compared with $9,707 in the second quarter of 2015, representing an increase of $601, or 6.2%. The increase in interest income from loans was principally attributed to a $74,948, or 7.9% increase in the average loan portfolio, which was partially offset by a five basis point decline in the weighted average loan yield to 4.03%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates. Partially offsetting the foregoing considerations was the increase in the Fed Funds rate in December 2015, which favorably impacted the yield on the Bank’s variable rate loan portfolios.

For the six months ended June 30, 2016, total interest and dividend income on a tax-equivalent basis amounted to $29,581, compared with $27,907 in the first half of 2015, representing an increase of $1,674, or 6.0%. The increase in interest and dividend income was principally attributed to average earning asset growth of $120,146, or 8.3%, as the weighted average earning asset yield declined ten basis points to 3.81%.

For the six months ended June 30, 2016, total tax-equivalent interest income from the securities portfolio amounted to $8,750, compared with $8,274 in the first half of 2015, representing an increase of $476, or 5.8%. The increase in interest income from securities was principally attributed to a $42,110, or 8.9%, increase in total average securities, which was partially offset by a twelve basis point decline in the weighted average securities yield to 3.41%. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows as well as incremental securities growth in a historically low interest rate environment.

For the six months ended June 30, 2016, total tax-equivalent interest income from the loan portfolio amounted to $20,450, compared with $19,446 in the first half of 2015, representing an increase of $1,004, or 5.2%. The increase in interest income from loans was principally attributed to a $76,531, or 8.1% increase in the average loan portfolio, which was partially offset by a twelve basis point decline in the weighted average loan yield to 4.03%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates. Partially offsetting the foregoing considerations was the increase in the Fed Funds rate in December 2015, which favorably impacted the yield on the Bank’s variable rate loan portfolios.

Interest Expense: For the three months ended June 30, 2016, total interest expense amounted to $2,972, compared with $2,586 in the second quarter of 2015, representing an increase of $386, or 14.9%. The increase in interest expense was principally attributed to a $99,868 or 7.7% increase in total average interest bearing liabilities and, to a lesser extent, a five basis point increase in the weighted average cost of interest bearing liabilities to 0.85%, compared with the second quarter of 2015.

The increase in the weighted average cost of interest bearing liabilities compared with the second quarter of 2015 was principally attributed to a higher weighted average rate on borrowings, largely reflecting the December 2015 Fed Funds increase by the Federal Reserve. For the three months ended June 30, 2016, the total weighted average cost of interest bearing liabilities amounted to 0.85%, compared with 0.80% in the second quarter of 2015. The weighted average cost of borrowed funds increased nine basis points to 0.99%, while the weighted average cost of interest bearing deposits increased three basis points to 0.76%, compared with the second quarter of 2015.

For the six months ended June 30, 2016, total interest expense amounted to $5,800, compared with $5,121 in the first half of 2015, representing an increase of $679, or 13.3%. The increase in interest expense was principally attributed to a $107,243, or 8.4% increase in total average interest bearing liabilities and, to a lesser extent, a three basis point increase in the weighted average cost of interest bearing liabilities to 0.84%, compared with the first half of 2015.

The increase in the weighted average cost of interest bearing liabilities compared with the first half of 2015 was principally attributed to a higher weighted average rate on borrowings, largely reflecting the December 2015 Fed Funds increase by the Federal Reserve. For the six months ended June 30, 2016, the total weighted average cost of interest bearing liabilities amounted to 0.84%, compared with 0.81% in the first half of 2015. The weighted average cost of borrowed funds increased ten basis points to 1.01%, while the weighted average cost of interest bearing deposits remained unchanged at 0.74%, compared with the first half of 2015.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED JUNE 30, 2016 and 2015

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$ 763	$(162)	$601
Securities (2,3)	337	(91)	246
Federal Home Loan Bank stock	9	101	110
TOTAL EARNING ASSETS	$1,109	$(152)	$957

Interest bearing deposits	76	63	139
Borrowings	132	115	247
TOTAL INTEREST BEARING LIABILITIES	$ 208	$ 178	$386

NET CHANGE IN NET INTEREST INCOME	$ 901	$(330)	$571

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

SIX MONTHS ENDED JUNE 30, 2016 and 2015

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$1,576	$(572)	$1,004
Securities (2,3)	736	(260)	476
Federal Home Loan Bank stock	13	179	192
TOTAL EARNING ASSETS	$2,325	$(653)	$1,672

Interest bearing deposits	261	2	263
Borrowings	165	251	416
TOTAL INTEREST BEARING LIABILITIES	$ 426	$ 253	$ 679

NET CHANGE IN NET INTEREST INCOME	$1,899	$(906)	$ 993

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

The overall credit quality of the Bank’s loan portfolio remained stable during the six months ended June 30, 2016, highlighted by a $1,445, or 20.8%, decline in non-performing loans. Total non-performing loans expressed as a percentage of total loans ended the quarter at 0.53%, down from 0.71% at December 31, 2015. Similarly, the allowance for loan losses expressed as a ratio to non-performing loans ended the quarter at 178.1%, up from 134.7% at December 31, 2015. For the six months ended June 30, 2016, total net loan charge-offs amounted to $163, or annualized net charge-offs to average loans outstanding of 0.03%, compared with $765 and 0.16%, respectively, compared with the six months ended June 30, 2015.

For the three and six months ended June 30, 2016, the Bank recorded provisions of $150 and $615, compared with $400 and $895 for the same periods in 2015, representing declines of $250 and $280, or 62.5% and 31.3%, respectively.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and six months ended June 30, 2016, total non-interest income amounted to $3,614 and $6,942, compared with $2,503 and $4,845 for the same periods in 2015, representing increases of $1,111 and $2,097, or 44.4% and 43.3%, respectively.

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

For the three and six months ended June 30, 2016, trust and other financial service fees amounted to $955 and $1,903, compared with $985 and $1,930 for the same periods in 2015, representing declines of $30 and $27, or 3.0% and 1.4%, respectively. The foregoing declines largely reflected lower levels of retail brokerage activity as well as broad declines and volatility in the equity markets.

Service Charges on Deposit Accounts: Service charges on deposits are principally derived from customer overdraft fees. For the three months ended June 30, 2016, income from service charges on deposit accounts amounted to $252, compared with $255 in the second quarter of 2015, representing a decline of $3, or 1.2%. For the six months ended June 30, 2016, service charges on deposits amounted to $463, compared with $453 in the first half of 2015, representing an increase of $10, or 2.2%. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: For the three and six months ended June 30, 2016, income generated from debit card service charges and fees amounted to $430 and $830, compared with $402 and $768 for the same periods in 2015, representing increases of $28 and $62, or 7.0% and 8.1%, respectively. These increases were attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three and six months ended June 30, 2016, the Bank recorded realized securities gains of $1,699 and $3,135, compared with $587 and $1,206 for the same periods in 2015, representing increases of $1,112 and $1,929, or 189.4% and 160.0%, respectively. During the first half of 2016 long term interest rates declined to near record lows providing a meaningful opportunity to realize attractive securities gains while continuing a strategy of lowering the duration of the securities portfolio and the Bank’s overall interest rate risk profile.

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

For the three and six months ended June 30, 2016, total other operating income amounted to $278 and $611, compared with $274 and $488 for the same periods in 2015, representing increases of $4 and $123, or 1.5% and 25.2%, respectively. The increase in other operating income was almost entirely attributed to the Bank’s purchase of additional Bank Owned Life Insurance (“BOLI”) late in the first quarter of 2015. Further information regarding BOLI is incorporated by reference to the below Financial Condition management discussion and analysis covering Bank Owned Life Insurance in this report on Form 10-Q.

Non-interest Expense

For the three and six months ended June 30, 2016, total non-interest expense amounted to $8,731 and $16,728, compared with $7,601 and $14,934 for the same periods in 2015, representing increases of $1,130 and $1,794, or 14.9% and 12.0%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three and six months ended June 30, 2016, total salaries and employee benefits expense amounted to $4,799 and $9,816, compared with $4,269 and $8,621 for the same periods in 2015, representing increases of $530 and $1,195, or 12.4% and 13.9%, respectively. The increases in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries and higher levels of employee health insurance, higher levels of employee incentive and equity compensation, as well as increases in staffing levels and strategic changes in staffing mix. Additionally, over the past year the Company strengthened its risk management and information technology staff resources in anticipation of future growth.

Debit Card Expenses: These expenses relate to the Bank’s Visa debit card processing activities. For the three and six months ended June 30, 2016, total debit card expense amounted to $120 and $237, compared with $112 and $208 for the same periods in 2015, representing increases of $8 and $29, or 7.1% and 13.9%, respectively. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from debit card activity.

Other Operating Expenses: For the three and six months ended June 30, 2016, total other operating expenses amounted to $2,442 and $3,930, compared with $1,863 and $3,402 for the same periods in 2015, representing increases of $579 and $528, or 31.1% and 15.5%, respectively. Included in second quarter and year-to-date other operating expense was $492 in non-recurring expenses related to the LSBG acquisition, largely legal and other professional fees.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses divided by the sum of tax-equivalent income other than net securities gains, and other significant non-recurring expenses. For the three and six months ended June 30, 2016, the Company’s efficiency ratios amounted to 58.8% and 58.0%, compared with 56.5% and 55.8% for the same periods in 2015, respectively.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2016 represented 62.2% and 31.6%, respectively, of total assets, compared with 62.7% and 32.0%, respectively, at December 31, 2015.

At June 30, 2016, the Company’s total assets stood at $1,687,549, compared with $1,580,055 at December 31, 2015, representing an increase of $107,494, or 6.8%.

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

Securities available for sale represented 100% of total securities at June 30, 2016, and December 31, 2015. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. As of June 30, 2016, total net unrealized securities gains amounted to $17,408, compared with net unrealized gains of $8,790 at December 31, 2015. The increase in unrealized gains was attributed to market interest rates, which declined to near record lows at the end of the current quarter.

Total Securities: At June 30, 2016, total securities amounted to $532,590, compared with $504,969 at December 31, 2015, representing an increase of $27,621, or 5.5%. The securities purchased during the first quarter consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, as well as obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of June 30, 2016 and December 31, 2015:

June 30, 2016 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$323,684	$ 9,693	$ 397	$332,980
US Government agency	80,472	1,993	97	82,368
Private label	1,128	218	19	1,327
Obligations of states and political subdivisions thereof	109,898	6,108	91	115,915
Total	$515,182	$18,012	$ 604	$532,590

December 31, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which June 30, 2016, amounted to an excess of $604, or 0.1% of the amortized cost of the total securities portfolio. At December 31, 2015 this amount represented an excess of $3,041, or 0.6% of the amortized cost of the total securities portfolio. As of June 30, 2016, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $336, compared with $1,161 at December 31, 2015.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).  If a decline in the fair value of an available for sale security is judged to be OTTI, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, OTTI securities and evaluation of securities for impairment is incorporated by reference to above Note 5 under the caption “Other Than Temporary Impairments on Investment Securities” of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Loans

Total Loans: At June 30, 2016, total loans stood at $1,049,022, compared with $990,070 at December 31, 2015, representing an increase of $58,952, or 6.0%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30,	December 31,
	2016	2015

Commercial real estate mortgages	$ 390,033	$371,002
Commercial and industrial	80,749	79,911
Commercial construction and land development	25,467	24,926
Agricultural and other loans to farmers	33,081	31,003
Total commercial loans	529,330	506,842

Residential real estate mortgages	446,933	408,401
Home equity loans	49,330	51,530
Other consumer loans	6,946	7,949
Total consumer loans	503,209	467,880

Tax exempt loans	16,352	15,244

Net deferred loan costs and fees	131	104
Total loans	1,049,022	990,070
Allowance for loan losses	(9,891)	(9,439)
Total loans net of allowance for loan losses	$1,039,131	$980,631

Commercial Loans: At June 30, 2016, total commercial loans stood at $529,330, compared with $506,842 at December 31, 2015, representing an increase of $22,488, or 4.4%.

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

Consumer Loans: At June 30, 2016, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $503,209, compared with $467,880 at December 31, 2015, representing an increase of $35,329, or 7.6%. The increase in consumer loans compared with year-end 2015 was aided by the purchase of residential mortgage loans. Loans that were originated and closed by the Bank during the first half of 2016 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank’s Chief Credit Officer, the Bank's Management Loan Committee, the Board Risk Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review consulting firm, which reports to the Audit Committee of the Board of Directors.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2016	December 31, 2015

Commercial real estate mortgages	$1,087	$1,279
Commercial and industrial loans	190	292
Commercial construction and land development	813	1,111
Agricultural and other loans to farmers	---	16
Total commercial loans	2,090	2,698

Residential real estate mortgages	3,157	3,452
Home equity loans	134	820
Other consumer loans	91	10
Total consumer loans	3,382	4,282

Total non-accrual loans	5,472	6,980
Accruing loans contractually past due 90 days or more	81	28
Total non-performing loans	$5,553	$7,008

Allowance for loan losses to non-performing loans	178.1%	134.7%
Non-performing loans to total loans	0.53%	0.71%
Allowance to total loans	0.94%	0.95%

At June 30, 2016, total non-performing loans amounted to $5,553, compared with $7,008 at December 31, 2015, representing a decline of $1,455, or 20.8%.

Non-performing commercial real estate mortgages totaled $1,087 at June 30, 2016, representing a decline of $192, or 15.0%, compared with December 31, 2015. At June 30, 2016, non-performing commercial real estate mortgages were represented by ten business relationships, with outstanding balances ranging from $31 to $285.

Non-performing commercial and industrial loans totaled $190 at June 30, 2016, representing a decline of $102, or 34.9%, compared with December 31, 2015.  At June 30, 2016, non-performing commercial and industrial loans were represented by two business relationships, with outstanding balances ranging from less than $20 to $170.

Non-performing commercial construction and land development loans totaled $813 at June 30, 2016, representing a decline of $298, or 26.8%, compared with December 31, 2015. At June 30, 2016, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the remaining housing units.

Non-performing residential real estate mortgages totaled $3,157 at June 30, 2016, representing a decline of $295, or 8.5%, compared with December 31, 2015. At June 30, 2016, non-performing residential real estate loans were represented by 38, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $11 to $472.

Non-performing home equity loans totaled $134 at June 30, 2016, representing a decline of $686, or 83.7%, compared with December 31, 2015. At June 30, 2016, non-performing home equity loans were represented by seven relationships with outstanding balances ranging from $10 to $44.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of June 30, 2016, Bank management is cognizant of the still-recovering real estate market and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $4,402 and $1,857 at June 30, 2016 and December 31, 2015, or 0.42% and 0.19% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

In addition to the non-performing and delinquent loans discussed above, at June 30, 2016, the Bank identified 32 commercial relationships totaling $16,798 as potential problem loans, or 1.6% of total loans (i.e., substandard loans that are current and performing). At December 31, 2015, the Bank identified 32 commercial relationships totaling $19,774 as potential problem loans, or 2.0% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At June 30, 2016, the allowance for loan losses (the “allowance”) stood at $9,891, compared with $9,439 at December 31, 2015, representing an increase of $452, or 4.8%. The increase in the allowance from December 31, 2015 was largely attributed to loan growth, changes in the overall mix of non-performing and potential problem loans, and other qualitative considerations.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,769 as of June 30, 2016, compared with $1,999 as of December 31, 2015.  The related allowances for loan losses on these loans amounted to $307 as of June 30, 2016, compared with $312 as of December 31, 2015.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six months ended June 30, 2016 and 2015.

ALLOWANCE FOR LOAN LOSSES

SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

	2016	2015

Balance at beginning of period	$9,439	$8,969
Charge-offs:
Commercial real estate mortgages	34	206
Commercial and industrial	90	288
Commercial construction and land development	---	---
Agricultural and other loans to farmers	---	18
Residential real estate mortgages	122	70
Other consumer loans	17	25
Home equity loans	---	351
Tax exempt loans	---	---
Total charge-offs	263	958

Recoveries:
Commercial real estate mortgages	13	$ 39
Commercial and industrial loans	4	2
Commercial construction and land development	---	---
Agricultural and other loans to farmers	40	12
Residential real estate mortgages	28	129
Other consumer loans	13	11
Home equity loans	2	---
Tax exempt loans	---	---
Total recoveries	100	193

Net charge-offs	163	765
Provision charged to operations	615	895
Balance at end of period	$9,891	$9,099

For the six months ended June 30, 2016, total net loan charge-offs amounted to $163, or annualized net charge-offs to average loans outstanding of 0.03%, compared with $765 and 0.16%, respectively, for the first half of 2015.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the six months ended June 30, 2016.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2016 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Further information regarding loans and the allowance for loan losses, is incorporated by reference to above Note 8, Loans and Allowance for Loan Losses, of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and quarterly thereafter.  At June 30, 2016, the Bank had four BOLI carriers which were credit rated by Standard & Poor’s as “AA-” or higher (i.e., “high grade investments”).

At June 30, 2016, total BOLI amounted to $24,131, compared with $23,747 at December 31, 2015, representing an increase of $384, or 1.6%. The increase in BOLI was attributed to increases in the cash surrender value of the BOLI policies.

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

At June 30, 2016, total deposits stood at $989,816, compared with $942,787 at December 31, 2015, representing an increase of $47,029, or 5.0%.  The Bank’s non-maturity deposit accounts posted a combined seasonal decline of $13,100, or 2.4%, while total time deposits increased $60,129, or 15.2%, compared with December 31, 2015. The increase in time deposits was attributed to deposits obtained from the national market, which were utilized to replace seasonal deposit outflows as well as funding earning asset growth.

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

At June 30, 2016, total borrowings amounted to $525,102, compared with $474,791 at December 31, 2015, representing an increase of $50,311, or 10.6%. The increase in borrowings was utilized to help support earning asset growth as well as replacing seasonal deposit outflows.

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

As depicted in the table below, as of June 30, 2016, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier I of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier I capital to total risk-weighted assets of 8.0%

•

Tier I capital to average assets  (“Leverage Ratio”) of 5.0%

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2016 and December 31, 2015, under the rules applicable at that date.

	Well Capitalized		Actual		Adequately Capitalized Basel III		Adequately Capitalized Basel III Fully Phased-In
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$166,680	17.09%	$84,122	8.625%	$102,410	10.5%
Bank	$97,440	10.0%	$168,786	17.32%	$84,042	8.625%	$102,312	10.5%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	N/A		$151,551	15.54%	$49,986	5.125%	$ 68,273	7.0%
Bank	$63,336	6.5%	$153,657	15.77%	$49,938	5.125%	$ 68,208	7.0%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$151,551	15.54%	$64,616	6.625%	$ 82,903	8.5%
Bank	$77,952	8.0%	$153,657	15.77%	$64,554	6.625%	$ 82,824	8.5%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	N/A		$151,551	9.21%	$65,855	4.000%	$ 65,855	4.0%
Bank	$82,277	5.0%	$153,657	9.34%	$65,822	4.000%	$ 65,822	4.0%

					Adequately Capitalized		Adequately Capitalized
					Basel III		Basel III
	Well Capitalized		Actual		Phase-In Schedule		Fully Phased-In
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$160,042	17.12%	$74,793	8.0%	$ 98,166	10.5%
Bank	$93,391	10.0%	$161,905	17.34%	$74,713	8.0%	$ 98,060	10.5%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	N/A		$145,400	15.55%	$42,071	4.5%	$ 65,444	7.0%
Bank	$60,704	6.5%	$147,263	15.77%	$42,026	4.5%	$ 65,374	7.0%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$145,400	15.55%	$56,095	6.0%	$ 79,468	8.5%
Bank	$74,713	8.0%	$147,263	15.77%	$56,035	6.0%	$ 79,382	8.5%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	N/A		$145,400	9.37%	$62,087	4.0%	$ 62,087	4.0%
Bank	$77,563	5.0%	$147,263	9.49%	$62,050	4.0%	$ 62,050	4.0%

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

The Company paid a regular cash dividend of 27.0 cents per share of common stock in the second quarter of 2016, representing an increase of 2.0 cents, or 8.0%, compared with the second quarter of 2015.

The Company's Board of Directors recently declared a third quarter 2016 regular cash dividend of 27.5 cents per share of Company common stock, representing an increase of 2.0 cents, or 7.8%, compared with the third quarter of 2015. The quarterly cash dividend is payable to all Company shareholders of record as of the close of business August 15, 2016, and will be paid on September 15, 2016. This represented the twenty-first consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

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

As of June 30, 2016, the Company had repurchased 173,363 shares of stock under this plan, at a total cost of $3,449 and an average price of $19.89 per share. During the six months ended June 30, 2016, the Company repurchased 14,950 shares under the plan. The Company records repurchased shares as treasury stock.

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

At June 30, 2016 and December 31, 2015, commitments under existing standby letters of credit totaled $385. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Commitments to originate loans	$ 25,047	$ 41,529
Unused lines of credit	93,974	97,283
Un-advanced portions of construction loans	24,180	12,719
Total	$143,201	$151,531

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

At June 30, 2016 and December 31, 2015, the Bank had four outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At June 30, 2016, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.  The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

Further information covering the Bank’s derivative instruments is incorporated by reference to Part I, Item 1, Note 11 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of 4% or higher of total assets over the 30-day horizon. At June 30, 2016, liquidity, as measured by the basic surplus/deficit model, was 10.0% over both the 30-day horizon and the 90-day horizon.

At June 30, 2016, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $221 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At June 30, 2016, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $142,953, or 8.5% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2016, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0.25% to 0.50% and the two-year U.S. Treasury Note of 0.63% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

JUNE 30, 2016

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (192)	$ (409)
Net interest income (%)	-0.43%	-0.91%
Year 2
Net interest income ($)	$(3,449)	$(3,092)
Net interest income (%)	-7.65%	-6.86%

As more fully discussed below, the June 30, 2016, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

Item 1A: Risk Factors

An investment in the Company’s common stock is subject to risk inherent to our business.  We believe the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2015, continue to represent the most significant risks to our future results of operations and financial condition.  Additional risk factors that could also impact our future results of operations and financial condition include failure to complete the proposed LSBG Merger, the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed LSBG Merger, disruption to the parties’ businesses as a result of the announcement and pendency of the LSBG Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the LSBG Merger.  Please refer to the Company’s risk factors listed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Shares purchase activity during the three months ended June 30, 2016 was as follows:

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2016	8,698	$33.32	8,698	276,637
May 1-31, 2016	---	---	---	276,637
June 1-30, 2016	---	---	---	276,637

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: August 8, 2016	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 8, 2016	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

2.1

Agreement and Plan of Merger, dated as of May 5, 2016, by and between Bar Harbor Bankshares and Lake Sunapee Bank Group (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the Commission on May 9, 2016).

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the Commission on November 5, 2015).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011).

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2

4,177,285 number of estimated shares of Company common stock par value, $2.00 per share, to be issued upon completion of the LSBG Merger (incorporated herein by reference to Form S-4, filed with the Commission on July 19, 2016).

10.1*	Consulting Agreement with Interim Chief Financial Officer Bradford Kopp, (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Commission on June 16, 2016).

11.1

Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 6 to the consolidated financial statements in this report on Form 10-Q and incorporated herein by reference thereto).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (furnished herewith).

101

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*Management Contract or Compensatory Agreement