Form 10-Q
period 2016-09-30
BAR HARBOR BANKSHARES
filed 2016-11-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12B-2 of the Exchange Act): YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 1, 2016
$2.00 Par Value	6,056,140

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2016 and December 31, 2015	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and 2015	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	7

	Notes to Consolidated Interim Financial Statements	8-39

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39-64

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64-67

Item 4.	Controls and Procedures	67

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68

Item 6.	Exhibits	69

Signatures		69

Exhibit Index		70

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$ 14,571	$ 9,720
Securities available for sale, at fair value	537,287	504,969
Federal Home Loan Bank stock	23,712	21,479
Loans	1,088,243	990,070
Allowance for loan losses	(10,103)	(9,439)
Loans, net of allowance for loan losses	1,078,140	980,631
Premises and equipment, net	23,082	20,674
Goodwill	4,935	4,935
Bank owned life insurance	24,288	23,747
Other assets	11,860	13,900
TOTAL ASSETS	$1,717,875	$1,580,055

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 115,376	$ 86,577
NOW accounts	167,653	160,394
Savings and money market deposits	320,721	299,087
Time deposits	429,775	396,729
Total deposits	1,033,525	942,787
Short-term borrowings	363,375	333,909
Long-term advances from Federal Home Loan Bank	144,120	135,882
Junior subordinated debentures	5,000	5,000
Other liabilities	7,519	8,325
TOTAL LIABILITIES	1,553,539	1,425,903

Shareholders' equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 6,788,407 shares
at September 30, 2016 and December 31, 2015	13,577	13,577
Surplus	22,641	21,624
Retained earnings	129,602	122,260
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($219) and ($249), at September 30, 2016 and
December 31, 2015, respectively	(407)	(463)
Net unrealized appreciation on securities available for sale, net of tax of $4,069 and
$2,828, at September 30, 2016 and December 31, 2015, respectively	7,556	5,251
Portion of OTTI attributable to non-credit gains, net of tax of $72 and $249, at
September 30, 2016 and December 31, 2015, respectively	134	462
Net unrealized depreciation on derivative instruments, net of tax of $ 1,331 and
$873, at September 30, 2016 and December 31, 2015, respectively	(2,472)	(1,621)
Total accumulated other comprehensive income	4,811	3,629
Less: cost of 732,600 and 778,196 shares of treasury stock at September 30, 2016 and
December 31, 2015, respectively	(6,295)	(6,938)

TOTAL SHAREHOLDERS' EQUITY	164,336	154,152

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,717,875	$1,580,055

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$10,295	$10,127	$30,627	$29,449
Interest on securities	3,596	4,008	11,401	11,502
Dividend on FHLB stock	232	191	613	380
Total interest and dividend income	14,123	14,326	42,641	41,331

Interest expense:
Deposits	1,755	1,596	4,931	4,509
Short-term borrowings	453	233	1,435	725
Long-term debt	916	801	2,558	2,517
Total interest expense	3,124	2,630	8,924	7,751

Net interest income	10,999	11,696	33,717	33,580
Provision for loan losses	139	425	754	1,320
Net interest income after provision for loan losses	10,860	11,271	32,963	32,260

Non-interest income:
Trust and other financial services	975	957	2,878	2,887
Service charges on deposit accounts	215	224	678	677
Debit card income	491	477	1,321	1,245
Securities gains	1,354	---	4,489	1,206
Other operating income	337	370	948	858
Total non-interest income	3,372	2,028	10,314	6,873

Non-interest expense:
Salaries and employee benefits	4,832	4,623	14,648	13,244
Occupancy expense	588	550	1,751	1,697
Furniture and equipment expense	568	584	1,715	1,729
Debit card expenses	127	119	364	327
FDIC insurance assessments	160	212	595	623
Other operating expense	2,475	1,732	6,405	5,134
Total non-interest expense	8,750	7,820	25,478	22,754

Income before income taxes	5,482	5,479	17,799	16,379
Income taxes	1,850	1,548	5,450	4,694

Net income	$ 3,632	$ 3,931	$12,349	$11,685

Per Common Share Data:
Basic earnings per share	$ 0.60	$ 0.66	$ 2.05	$ 1.96
Diluted earnings per share	$ 0.59	$ 0.65	$ 2.03	$ 1.93

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015

Net income	$ 3,632	$ 3,931
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($1,478) and $1,739, respectively	(2,745)	3,229
Less reclassification adjustment for net gains related to securities available for sale
included in net income, net of tax of ($474) and $0, respectively	(880)	---
Net unrealized depreciation on interest rate derivatives, net of tax of ($32) and ($339), respectively	(60)	(620)
Net amortization of prior service cost and actuarial loss for supplemental executive retirement plan, net of related tax of $3 and $3, respectively	5
		6
Actuarial gains on supplemental executive retirement plan, net of related tax of $0 and $0, respectively	---	---
Total other comprehensive (loss) income	(3,680)	2,615
Total comprehensive (loss) income	$ (48)	$ 6,546

	Nine Months Ended
	September 30,
	2016	2015

Net income	$12,349	$11,685
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $2,636 and $439, respectively	4,895	815
Less reclassification adjustment for net gains related to securities available for sale
included in net income, net of tax of ($1,571) and ($422), respectively	(2,918)	(784)
Net unrealized depreciation on interest rate derivatives, net of tax of ($458) and ($421), respectively	(851)	(782)
Net amortization of prior service cost and actuarial loss for supplemental
executive retirement plan, net of related tax of $7 and $2, respectively	14	19
Actuarial gains on supplemental executive retirement plan, net of related tax of $23 and $0, respectively	42	---
Total other comprehensive income (loss)	1,182	(732)
Total comprehensive income	$13,531	$10,953

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2014	$13,577	$20,905	$113,149	$6,691	$(8,035)	$146,287
Net income	---	---	11,685	---	---	11,685
Total other comprehensive income	---	---	---	(732)	---	(732)
Dividend declared:
Common stock ($0.750 per share)	---	---	(4,480)	---	---	(4,480)
Purchase of Treasury Stock (656 shares)	---	---	---	---	(24)	(24)
Stock options exercised (43,221 shares), including related tax effects	---	118	(2)	---	773	889
Recognition of stock based compensation expense	---	487	---	---	---	487
Restricted stock grants (6,040 shares)	---	(106)	---	---	106	---
Balance September 30, 2015	$13,577	$21,404	$120,352	$5,959	$(7,180)	$154,112

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152
Net income	---	---	12,349	---	---	12,349
Total other comprehensive loss	---	---	---	1,182	---	1,182
Dividend declared:
Common stock ($0.810 per share)	---	---	(4,880)	---	---	(4,880)
Purchase of Treasury Stock (15,381 shares)	---	---	---	---	(497)	(497)
Stock options exercised (38,930 shares), including related tax effects	---	395	(127)	---	780	1,048
Recognition of stock based compensation expense	---	982	---	---	---	982
Restricted and performance stock grants (22,047 shares)	---	(360)	---	---	360	---
Balance September 30, 2016	$13,577	$22,641	$129,602	$4,811	$(6,295)	$164,336

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(in thousands)

(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$ 12,349	$ 11,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,159	1,301
Amortization of core deposit intangible	69	69
Provision for loan losses	754	1,320
Net securities gains	(4,489)	(1,206)
Net amortization of bond premiums and discounts	2,293	1,795
Recognition of stock based compensation expense	982	487
Gains on sale of other real estate owned	---	(64)
Net income from bank owned life insurance	(540)	(434)
Net change in other assets	111	418
Net change in other liabilities	(806)	(655)
Net cash provided by operating activities	11,882	14,716

Cash flows from investing activities:
Purchases of securities available for sale	(171,702)	(136,700)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	78,190	83,576
Proceeds from sales of securities available for sale	66,431	20,428
Purchases of Bank Owned Life Insurance	---	(15,000)
Net increase in Federal Home Loan Bank stock	(2,233)	(2,239)
Net increase in total loans originated	(2,842)	(31,047)
Purchases of loans	(95,421)	(27,556)
Proceeds from sale of other real estate owned	---	110
Capital expenditures	(3,567)	(1,568)
Net cash used in investing activities	(131,144)	(109,996)

Cash flows from financing activities:
Net increase in deposits	90,738	152,845
Net decrease in securities sold under repurchase agreements and fed funds purchased	(1,784)	(875)
Proceeds from Federal Home Loan Bank advances	53,750	17,393
Repayments of Federal Home Loan Bank advances	(14,262)	(67,932)
Purchases of Treasury Stock	(497)	(24)
Proceeds from stock option exercises, including excess tax benefits	1,048	889
Restricted and performance stock grants	---	---
Payments of dividends	(4,880)	(4,480)
Net cash provided by financing activities	124,113	97,816

Net increase in cash and cash equivalents	4,851	2,536
Cash and cash equivalents at beginning of period	9,720	9,800
Cash and cash equivalents at end of period	$ 14,571	$ 12,336

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 8,858	$ 7,767
Income taxes	$ 5,342	$ 4,370

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ ---	$ 425
Restricted and Performance stock grants	$ 360	$ 106

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and nine months ended September 30, 2016, is not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other interim periods.

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

Note 2: Subsequent Event

On October 25, 2016, the Company's Board of Directors declared a fourth quarter 2016 regular cash dividend of 28.0 cents per share of Company common stock, representing an increase of 2.0 cents, or 7.7%, compared with the fourth quarter of 2015. The quarterly cash dividend is payable to all Company shareholders of record as of the close of business November 14, 2016, and will be paid on December 15, 2016.

Note 3: Merger and Acquisition Activity

On May 5, 2016, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Lake Sunapee Bank Group (“LSBG”) in an all-stock transaction valued at approximately $143 million (the “Merger”).  In October 2016, the shareholders of the Company and LSBG approved the Merger transaction and all required regulatory approvals have been obtained. The Merger is expected to close in January 2017.

At closing, the combined institution is expected to have approximately $3.3 billion in assets, $2.4 billion in loans, $2.2 billion in deposits and over $2.0 billion in assets under management.

Included in the Company’s third quarter and year-to-date non-interest expense were $320 and $812 in expenses related to the LSBG Merger, largely legal and other professional fees, of which $256 and $725 were not deductible for income tax purposes.

Note 4: Recent Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

ASU 2016-05“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017 and is not expected to have a significant impact on the Company’s our financial statements.

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

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”  This ASU amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASU 2014-09) and clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14 delaying the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently assessing the impact ASU 2016-08 will have on its consolidated financial statements.

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

Arriving at an appropriate level of allowance involves a high degree of judgment. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on a review of loans with particular emphasis on non-performing or other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the nature of the loan portfolios, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, loan growth, experience, ability, and depth of management, changes in underwriting and/or collection policies and procedures, changes in volumes of loan portfolios and speed of loan portfolio growth, concentrations to industries or individual borrowers, external factors including industry or regulatory changes, historical charge-off experience, delinquency trends, non-performing loan trends, the performance of individual loans in relation to contract terms, loan loss emergence periods, and estimated fair values of collateral.

The allowance consists of allowances established for specific loans including impaired loans, and allowances on pools of loans based on historical charge-offs by loan types adjusted by qualitative factors to reflect current economic conditions, industry specific risks, and other observable data.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2016 and December 31, 2015, there was no valuation allowance for deferred tax assets.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2016, and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$ 3,632	$ 3,931	$ 12,349	$ 11,685

Weighted average common shares outstanding
Basic	6,042,384	5,991,073	6,024,365	5,972,927
Effect of dilutive employee stock options	65,408	75,757	67,339	81,667
Diluted	6,107,792	6,066,830	6,091,704	6,054,594

Anti-dilutive options excluded from earnings per share calculation	67,884	64,763	71,690	66,960

Per Common Share Data:
Basic earnings per share	$ 0.60	$ 0.66	$ 2.05	$ 1.96
Diluted earnings per share	$ 0.59	$ 0.65	$ 2.03	$ 1.93

Note 7: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2016, and December 31, 2015:

September 30, 2016		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$326,805	$7,268	$ 734	$333,339
US Government agency	77,803	1,569	134	79,238
Private label	1,014	214	11	1,217
Obligations of states and political subdivisions thereof	119,834	4,133	474	123,493
Total	$525,456	$13,184	$1,353	$537,287

December 31, 2015		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2016. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

	Amortized	Estimated
Securities Available for Sale	Cost	Fair Value

Due one year or less	$ 140	$ 140
Due after one year through five years	6,510	6,637
Due after five years through ten years	16,068	16,756
Due after ten years	502,738	513,754
Total	$525,456	$537,287

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be OTTI. For the three and nine months ended September 30, 2016 and 2015, the Company did not have any OTTI losses recognized in earnings (before taxes).

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

As of September 30, 2016, the Company held four private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $46 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For all of these securities, the Company previously recognized credit losses in excess of the unrealized losses currently in accumulated OCI, creating an unrealized gain of $134, net of tax, as included in accumulated OCI as of September 30, 2016, compared with a net unrealized gain of $462, net of tax, at December 31, 2015.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects that as of September 30, 2016, it will recover the amortized cost basis of its private label MBS as depicted in the continuously unrealized loss table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and nine months ended September 30, 2016, and 2015.

	2016	2015

Estimated credit losses as of June 30,	$1,697	$3,180
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities sold or paid off during the period	---	---
Estimated credit losses as of September 30,	$1,697	$3,180

Estimated credit losses as of prior year-end,	$3,180	$3,413
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities sold or paid off during the period	1,483	233
Estimated credit losses as of September 30,	$1,697	$3,180

As of September 30, 2016, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at September 30, 2016.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2016 and December 31, 2015. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
September 30, 2016	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 59,696	72	$ 503	$ 8,365	21	$ 231	$ 68,061	93	$ 734
US Government agency	11,643	17	64	4,008	14	70	15,651	31	134
Private label	185	1	3	158	6	8	343	7	11
Obligations of states and political subdivisions thereof	25,810	47	363	3,966	9	111	29,776	56	474
Total	$ 97,334	137	$ 933	$16,497	50	$ 420	$113,831	187	$1,353

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2015	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$112,770	142	$1,342	$23,646	33	$ 813	$136,416	175	$2,155
US Government agency	20,201	30	326	11,232	22	221	31,433	52	547
Private label	235	2	2	178	5	9	413	7	11
Obligations of states and political subdivisions thereof	14,853	25	210	3,700	11	118	18,553	36	328
Total	$148,059	199	$1,880	$38,756	71	$1,161	$186,815	270	$3,041

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2016, the total unrealized losses on these securities amounted to $734, compared with $2,155 at December 31, 2015.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at September 30, 2016 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at September 30, 2016.

•

Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2016, the total unrealized losses on these securities amounted to $134, compared with $547 at December 31, 2015. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2016 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at September 30, 2016.

•

Private label mortgage-backed securities: As of September 30, 2016, the total unrealized losses on the Bank’s private label MBS amounted to $11, compared with $11 at December 31, 2015. The Company attributes the unrealized losses at September 30, 2016 to the current illiquid market for non-agency MBS, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at September 30, 2016.

•

Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2016, the total unrealized losses on the Bank’s municipal securities amounted to $474, compared with $328 at December 31, 2015. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that, in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to “AAA” or “AA” status. Starting in 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at September 30, 2016, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at September 30, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses in municipal bonds at September 30, 2016 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about municipal budget deficits and the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Notwithstanding the foregoing considerations, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2016.

At September 30, 2016, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other than temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses on securities available for sale for the three and nine months ended September 30, 2016 and 2015.

	Proceeds
	from Sale of
	Securities
	Available	Realized	Realized
	for Sale	Gains	Losses	Net

Three months ended September 30,
2016	$21,776	$1,354	$ ---	$1,354
2015	$ ---	$ ---	$ ---	$ ---

Nine months ended September 30,
2016	$66,431	$4,489	$ ---	$4,489
2015	$20,428	$1,206	$ ---	$1,206

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

At September 30, 2016, the Bank owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Bank continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class A shares at fair value.

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

The following table summarizes the composition of the loan portfolio as of September 30, 2016, and December 31, 2015:

LOAN PORTFOLIO SUMMARY

	September 30,	December 31,
	2016	2015

Commercial real estate mortgages	$ 387,838	$371,002
Commercial and industrial	97,608	79,911
Commercial construction and land development	15,869	24,926
Agricultural and other loans to farmers	32,435	31,003
Total commercial loans	533,750	506,842

Residential real estate mortgages	484,347	408,401
Home equity loans	47,640	51,530
Other consumer loans	6,564	7,949
Total consumer loans	538,551	467,880

Tax exempt loans	16,109	15,244

Net deferred loan costs and fees	(167)	104
Total loans	1,088,243	990,070
Allowance for loan losses	(10,103)	(9,439)
Total loans net of allowance for loan losses	$1,078,140	$980,631

Loan Origination/Risk Management: The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Bank’s board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with regular reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. The Bank seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at September 30, 2016, approximately 32% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasoned establishments with stabilized cash flows.

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

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at September 30, 2016, and December 31, 2015.

TOTAL NON-PERFORMING LOANS

	September 30,	December 31,
	2016	2015

Commercial real estate mortgages	$1,841	$1,279
Commercial and industrial loans	276	292
Commercial construction and land development	637	1,111
Agricultural and other loans to farmers	---	16
Total commercial loans	2,754	2,698

Residential real estate mortgages	3,429	3,452
Home equity loans	102	820
Other consumer loans	117	10
Total consumer loans	3,648	4,282

Total non-accrual loans	6,402	6,980
Accruing loans contractually past due 90 days or more	---	28
Total non-performing loans	$6,402	$7,008

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

Summary information pertaining to the TDRs that occurred during the three and nine months ended September 30, 2016 and 2015 follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	2	$936	$915	5	$1,361	$1,326
Commercial and industrial loans	2	51	51	2	51	51
Agricultural and other loans to farmers	---	---	---	2	30	24
Total commercial loans	4	987	966	9	1,442	1,401

Other consumer loans	1	$ 9	$ 9	1	$ 9	$ 9
Total consumer loans	1	9	9	1	9	9

Total	5	$996	$975	10	$1,451	$1,410

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	3	$214	$226	3	$ 214	$ 226
Agricultural and other loans to farmers	---	---	---	1	18	16
Total commercial loans	3	214	226	4	232	242

Residential real estate mortgages	---	$ ---	$ ---	3	$1,267	$1,266
Total consumer loans	---	---	---	3	1,267	1,266

Total	3	$214	$226	7	$1,499	$1,508

The following tables show the Bank’s post-modification balance of TDRs listed by type of modification for TDRs that occurred during the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Extended maturity and adjusted interest rate	$ ---	$ ---	$118	$ 134
Extended maturity and adjusted payment	60	468	---	---
Adjusted payment	915	915	---	607
Adjusted payment and capitalized interest	---	---	---	187
Extended maturity, adjusted interest rate and adjusted payment	---	---	108	580
Other concessions	---	27	---	---
Total	$975	$1,410	$226	$1,508

As of September 30, 2016, the Bank had $4,323 of loans outstanding to 26 relationships that were classified as TDRs.  These loans consisted of twelve commercial real estate loans, eight real estate secured loans, five commercial and industrial loans, four agricultural loans, and two other consumer loans.  At September 30, 2016, fourteen of these TDRs totaling $1,403 were classified as non-accrual, and none were past due 30 days or more and still accruing.

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

During the nine months ended September 30, 2016, one CRE loan for $40 that had been modified as a TDR within the previous twelve months defaulted, compared with none during the same period in 2015. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at September 30, 2016 and December 31, 2015. Amounts shown exclude deferred loan origination fees and costs.

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 281	$163	$ 869	$1,313	$ 386,525	$ 387,838	$1,841	$---
Commercial and industrial	43	---	190	233	97,375	97,608	276	---
Commercial construction and land development	---	---	637	637	15,232	15,869	637	---
Agricultural and other loans to farmers	---	29	---	29	32,406	32,435	---	---
Residential real estate mortgages	720	409	1,084	2,213	482,134	484,347	3,429	---
Home equity	1	---	39	40	47,600	47,640	102	---
Other consumer loans	6	3	11	20	6,544	6,564	117	---
Tax exempt	---	---	---	---	16,109	16,109	---	---
Total	$1,051	$604	$2,830	$ 4,485	$1,083,925	$1,088,410	$6,402	$---

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 99	$ 287	$ 241	$ 627	$ 370,375	$ 371,002	$1,279	$---
Commercial and industrial	9	1	271	281	79,630	79,911	292	---
Commercial construction and land development	---	---	1,111	1,111	23,815	24,926	1,111	---
Agricultural and other loans to farmers	12	70	3	85	30,918	31,003	16	3
Residential real estate mortgages	1,313	452	1,299	3,064	403,588	406,652	3,452	25
Home equity	245	---	797	1,042	50,488	51,530	820	---
Other consumer loans	66	---	---	66	9,632	9,698	10	---
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$1,744	$ 810	$3,722	$6,276	$ 983,690	$ 989,966	$6,980	$28

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

Details of impaired loans as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance:
Commercial real estate mortgages	$3,308	$3,396	$---	$1,692	$1,736	$---
Commercial and industrial	136	136		202	352	---
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	122	122	---	106	106	---
Residential real estate loans	1,223	1,340	---	1,332	1,362	---
Home equity loans	16	16	---	18	18	---
Other consumer	---	---	---	---	---	---
Subtotal	$4,805	$5,010	$---	$3,350	$3,574	$---

With an allowance:
Commercial real estate mortgages	$ 659	$ 659	$ 40	$ 531	$ 531	$ 43
Commercial and industrial	219	369	174	224	374	175
Commercial construction and land development	637	2,562	60	1,111	3,036	58
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	495	495	87	515	515	97
Home equity loans	---	---	---	---	---	---
Other consumer	16	16	10	8	8	---
Subtotal	$2,026	$4,101	$371	$2,389	$4,464	$373
Total	$6,831	$9,111	$371	$5,739	$8,038	$373

Details of impaired loans for the three and nine months ended September 30, 2016 and 2015 follows:

	September 30, 2016				September 30, 2015
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended

	Average		Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Recorded	Investment	Recorded	Investment	Recorded	Investment	Recorded
With no related allowance:
Commercial real estate mortgages	$2,775	$38	$2,713	$131	$2,408	$20	$3,099	$42
Commercial and industrial	138	1	141	2	231	2	334	7
Commercial construction and land development	---	---	---	---	---	---	---	---
Agricultural and other loans to farmers	124	3	131	8	123	3	155	7
Residential real estate mortgages	1,342	17	1,344	55	1,332	8	1,325	21
Home equity loans	16	---	17	1	18	---	18	1
Other consumer	---	1	---	1	---	---	---	---
Subtotal	$4,395	$60	$4,346	$198	$4,112	$33	$4,931	$78

With an allowance:
Commercial real estate mortgages	$ 533	$---	$ 551	$ ---	$ 405	$ ---	$ 405	$---
Commercial and industrial	220	---	221	---	226	---	228	---
Commercial construction and land development	809	---	928	---	1,260	---	1,260	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---	---
Residential real estate mortgages	496	---	331	---	348	---	346	---
Home equity loans	---	---	---	---	---	---		---
Other consumer	16	---	17	---	10	---	10	---
Subtotal	$2,074	$---	$2,048	$ ---	$2,249	$ ---	$2,249	$---

Total	$6,469	$60	$6,394	$198	$6,361	$33	$7,180	$78

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

The following tables summarize the commercial loan portfolio as of September 30, 2016, and December 31, 2015, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

September 30, 2016	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$361,326	$93,652	$15,232	$31,882	$502,092
Other Assets Especially Mentioned	11,404	1,680	---	279	13,363
Substandard	15,108	2,274	637	274	18,293
Doubtful	---	---	---	---	---
Loss	---	2	---	---	2
Total	$387,838	$97,608	$15,869	$32,435	$533,750

December 31, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$345,197	$74,771	$23,460	$30,688	$474,116
Other Assets Especially Mentioned	7,381	2,349	355	168	10,253
Substandard	18,424	2,790	1,111	147	22,472
Doubtful	---	---	---	---	---
Loss	---	1	---	---	1
Total	$371,002	$79,911	$24,926	$31,003	$506,842

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016, and 2015 and twelve months ended December 31, 2015. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2016	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,665	$ 1,267	$ 195	$ 383	$ 2,683	$ 100	$ 547	$ 51	$ 9,891
Charged Off	(99)	---	---	---	(19)	(2)	---	---	(120)
Recoveries	22	151	---	5	8	4	3	---	193
Provision	321	(85)	(53)	(34)	8	16	(35)	1	139
Ending Balance	$ 4,909	$ 1,333	$ 142	$ 354	$ 2,680	$ 118	$ 515	$ 52	$ 10,103

Nine Months Ended September 30, 2016	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439
Charged Off	(133)	(90)	---	---	(141)	(19)	---	---	(383)
Recoveries	35	155	---	45	36	17	5	---	293
Provision	761	32	(42)	2	38	9	(51)	5	754
Ending Balance	$ 4,909	$ 1,333	$ 142	$ 354	$ 2,680	$ 118	$ 515	$ 52	$ 10,103

of which:

Amount for loans
individually evaluated for impairment	$ 40	$ 174	$ 60	$ ---	$ 87	$ ---	$ 10	$ ---	$ 371

Amount for loans
collectively evaluated for impairment	$ 4,869	$ 1,159	$ 82	$ 354	$ 2,593	$ 118	$ 505	$ 52	$ 9,732

Loans individually
evaluated for impairment	$ 3,967	$ 355	$ 637	$ 122	$ 1,718	$ 16	$ 16	$ ---	$ 6,831

Loans collectively
evaluated for impairment	$383,871	$ 97,253	$15,232	$32,313	$482,629	$6,548	$47,624	$16,109	$1,081,579

Three Months Ended September 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,289	$ 1,147	$ 145	$ 372	$ 2,485	$ 110	$ 472	$ 79	$ 9,099
Charged Off	(461)	(22)	---	(54)	---	(23)	(25)	---	(585)
Recoveries	58	31	---	3	---	6	---	---	98
Provision	600	(49)	(12)	28	(182)	11	34	(5)	425
Ending Balance	$ 4,486	$1,107	$ 133	$ 349	$ 2,303	$ 104	$ 481	$ 74	$ 9,037

Nine Months Ended September 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(667)	(310)	---	(72)	(70)	(48)	(376)	---	(1,543)
Recoveries	97	33	---	15	129	17	---	---	291
Provision	588	455	(12)	129	(470)	41	586	3	1,320
Ending Balance	$ 4,486	$ 1,107	$ 133	$ 349	$ 2,303	$ 104	$ 481	$ 74	$ 9,037

of which:

Amount for loans
individually evaluated for impairment	$ 39	$ 176	$ 24	$ ---	$ 52	$ ---	$ ---	$ ---	$ 291

Amount for loans collectively
evaluated for impairment	$ 4,447	$ 931	$ 109	$ 349	$ 2,251	$ 104	$ 481	$ 74	$ 8,746

Loans individually evaluated
for impairment	$ 1,988	$ 437	$ 1,260	$ 108	$ 1,650	$ 9	$ 18	$ ---	$ 5,470

Loans collectively evaluated
for impairment	$370,529	$ 77,451	$23,894	$32,412	$389,418	$10,138	$51,272	$15,319	$970,433

Twelve Months Ended December 31, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(667)	(323)	----	(72)	(70)	(111)	(376)	---	(1,619)
Recoveries	98	36	----	18	129	22	1	---	304
Provision	347	594	39	84	(26)	106	665	(24)	1,785
Ending Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439

of which:

Amount for loans individually
evaluated for impairment	$ 43	$ 175	$ 58	$ ---	$ 97	$ ---	$ ---	$ ---	$ 373

Amount for loans collectively
evaluated for impairment	$ 4,203	$ 1,061	$ 126	$ 307	$ 2,650	$ 111	$ 561	$ 47	$ 9,066

Loans individually evaluated
for impairment	$ 2,223	$ 426	$ 1,111	$ 106	$ 1,847	$ 8	$ 18	$ ---	$ 5,739

Loans collectively evaluated
for impairment	$368,779	$79,485	$23,815	$30,897	$404,805	$ 9,690	$51,512	$15,244	$984,227

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At September 30, 2016, and December 31, 2015, loans to the lodging industry amounted to approximately $123,946 and $98,231, respectively.

Note 9: Other Real Estate Owned

Other real estate owned (“OREO”) is classified in Other Assets on the Company’s balance sheet.

The Company's OREO activity for the nine months ended September 30, 2016 and 2015 are presented below:

	2016	2015

Balance at beginning of year	$256	$523
Additions	---	425
Disposals	(20)	(110)
Writedowns	(47)	(20)
Balance at end of period	$189	$818

The Company's OREO portfolio by property type is presented in the table below as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Number of properties	Carrying value	Number of properties	Carrying value

Residential	1	$ 99	3	$143
Commercial	1	90	3	675
Total	2	$189	6	$818

The Company's net gains and losses on OREO properties are presented within non-interest expense on the consolidated statements of income.

The Company recorded net gains and losses on OREO properties for the three and nine months ended September 30, 2016 and 2015 as follows:

	September 30, 2016		September 30, 2015
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Net (losses) gains on OREO	$(6)	$(53)	$---	$44

At September 30, 2016, the Bank had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $2,852 compared with $4,575 at December 31, 2015.

Note 10: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the nine months ended September 30, 2016 and 2015.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Affected Line Item in the Statement Where Net Income is Presented

Realized gains and losses on available-for-sale securities	$ 4,489	$1,206	Net securities gains
Tax (expense) or benefit	(1,571)	(422)	Provision for income taxes
Net of tax	$ 2,918	$ 784	Net income

Amortization of prior service cost and actuarial (loss) gain for supplemental executive retirement plan	$ (21)	$ (28)	Salaries and benefits
Tax (expense) or benefit	7	9	Provision for income taxes
Net of tax	$ (14)	$ (19)	Net income

Total reclassification for the period	$ 2,904	$ 765

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

At September 30, 2016, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. These derivative instruments were interest rate cap agreements. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At September 30, 2016, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of September 30, 2016 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value

$25,000	06/02/21	3.00%	$ 922	$ 910	$ 60
$20,000	06/04/24	3.00%	$1,470	$1,461	$251
$20,000	10/21/21	3.00%	$ 632	$ 630	$ 71
$25,000	10/21/24	3.00%	$1,542	$1,539	$355

At September 30, 2016, the total fair value of the interest rate cap agreements was $737, compared with $2,069 at December 31, 2015. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. For the three and nine months ended September 30, 2016, $14 and $24 of premium amortization was recorded, respectively.  During the next twelve months, $194 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of September 30, 2016 and December 31, 2015 follows:

	Gross	Net of Tax
September 30, 2016
Unrealized loss on interest rate caps	$(3,803)	$(2,472)
Unamortized premium on interest rate caps	4,540	2,951
Total	$ 737	$ 479

December 31, 2015
Unrealized loss on interest rate caps	$(2,495)	$(1,621)
Unamortized premium on interest rate caps	4,564	2,966
Total	$ 2,069	$ 1,345

Note 12: Retirement Benefit Plans

The Company has non-qualified supplemental executive retirement agreements with certain current and retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations.

The following tables summarize the net periodic benefit costs for the three and nine months ended September 30, 2016, and 2015:

	Supplemental Executive
	Retirement Plans

Three Months Ended September 30,	2016	2015

Service cost	$ 18	$ 17
Interest cost	32	32
Actuarial loss on supplemental executive retirement plan	7	---
Net periodic benefit cost	$ 57	$ 49

	Supplemental Executive
	Retirement Plans

Nine Months Ended September 30,	2016	2015

Service cost	$ 54	$ 53
Interest cost	96	94
Actuarial loss on supplemental executive retirement plan	21	19
Net periodic benefit cost	$171	$166

The Company is expected to recognize $228 of expense for the foregoing plans for the year ended December 31, 2016. The Company is expected to contribute $291 to the foregoing plans in 2016. As of September 30, 2016, the Company had contributed $216.

Note 13: Commitments and Contingent Liabilities

The Bank is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

Commitments to originate loans, including unused lines of credit, are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit policy to make such commitments as it uses for on-balance-sheet items, such as loans. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2016, and December 31, 2015:

	September 30,	December 31,
	2016	2015

Commitments to originate loans	$28,551	$41,529
Unused lines of credit	$94,823	$97,283
Un-advanced portions of construction loans	$19,622	$12,719
Standby letters of credit	$ 385	$ 385

As of September 30, 2016, and December 31, 2015, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 14: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at September 30, 2016, and December 31, 2015. In 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At September 30, 2016, and December 31, 2015, the balance of the core deposit intangible asset amounted to $401 and $470, respectively.

Gross carrying amount	$783	$783
Less: accumulated amortization	382	313
Net carrying amount	$401	$470

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$333,339	$ ---	$333,339
US Government agencies	$ ---	$ 79,238	$ ---	$ 79,238
Private label	$ ---	$ 1,217	$ ---	$ 1,217
Obligations of states and political subdivisions thereof	$ ---	$123,493	$ ---	$123,493
Derivative assets	$ ---	$ 737	$ ---	$ 737

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$306,993	$ ---	$306,993
US Government agencies	$ ---	$ 79,130	$ ---	$ 79,130
Private label	$ ---	$ 3,464	$ ---	$ 3,464
Obligations of states and political subdivisions thereof	$ ---	$115,382	$ ---	$115,382
Derivative assets	$ ---	$ 2,069	$ ---	$ 2,069

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

As of September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss

Other real estate owned	$ ---	$ ---	$ 189	$ 189	$53
Collateral dependent impaired loans	$ ---	$ ---	$3,284	$3,284	$---

As of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss

Other real estate owned	$ ---	$ ---	$ 256	$ 256	$27
Collateral dependent impaired loans	$ ---	$ ---	$1,999	$1,999	$---

The Company had total collateral dependent impaired loans with carrying values of $3,284 and $1,999 which had specific reserves included in the allowance of $311 and $312, at September 30, 2016 and December 31, 2015, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2016 and December 31, 2015, follows:

September 30, 2016	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 14,571	$ 14,571	$ ---	$ ---	$ 14,571
Federal Home Loan Bank stock	23,712	---	23,712	---	23,712
Loans, net	1,078,140	---	---	1,079,757	1,079,757
Interest receivable	5,287	---	5,287	---	5,287

Financial liabilities:
Deposits (with no stated maturity)	$ 603,750	$ ---	$603,750	$ ---	$ 603,750
Time deposits	429,775	---	434,022	---	434,022
Borrowings	512,495	---	513,372	---	513,372
Interest payable	593	---	593	---	593

December 31, 2015	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,720	$ 9,720	$ ---	$ ---	$ 9,720
Federal Home Loan Bank stock	21,479	---	21,479	---	21,479
Loans, net	980,631	---	---	975,610	975,610
Interest receivable	5,420	---	5,420	---	5,420

Financial liabilities:
Deposits (with no stated maturity)	$ 546,058	$ ---	$546,058	$ ---	$ 546,058
Time deposits	396,729	---	399,146	---	399,146
Borrowings	474,791	---	473,404	---	473,404
Interest payable	527	---	527	---	527

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, and financial condition at September 30, 2016 and December 31, 2015, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income for the third quarter of 2016 and 2015 was $1,015 and $1,029, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2016 and 2015, the amount of tax exempt income included in interest income was $3,108 and $2,821, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $511 and $522 in the third quarter of 2016 and 2015, respectively, and $1,574 and $1,426 for the nine months ended September 30, 2016 and 2015, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

Management believes the disclosure of tax equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations.  Other financial institutions commonly present net interest income on a tax equivalent basis, using an effective assumed tax rate of 35%. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from their earning asset portfolios. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices.

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

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. There may be other risk factors that could cause differences in future periods from those anticipated by management.

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

SUMMARY FINANCIAL RESULTS

For the three months ended September 30, 2016, the Company reported net income of $3,632, compared with $3,931 for the third quarter of 2015, representing a decline of $299, or 7.6%. The Company’s diluted earnings per share amounted to $0.59 for the quarter representing a decline of $0.06, or 9.2%, compared with the third quarter of 2015. The Company’s annualized return on average shareholders’ equity amounted to 8.73% for the quarter, compared with 10.32% for the third quarter of 2015. The Company’s annualized return on average assets amounted to 0.86% for the quarter, compared with 0.98% for the third quarter of 2015.

For the nine months ended September 30, 2016, the Company reported net income of $12,349, compared with $11,685 for the same period in 2015, representing an increase of $664, or 5.7%. The Company’s diluted earnings per share amounted to $2.03 for the nine months ended September 30, 2016, representing an increase of $0.10, or 5.2%, compared with the same period in 2015. The Company’s annualized return on average shareholders’ equity amounted to 10.19%, compared with 10.40% the first nine months of 2015. The Company’s annualized return on average assets amounted to 1.00%, compared with 1.02% for the nine months ended September 30, 2015.

On May 5, 2016, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Lake Sunapee Bank Group (“LSBG”) in an all-stock transaction valued at approximately $143 million (the “Merger”).  In October 2016, the shareholders of the Company and LSBG approved the Merger transaction and all required regulatory approvals have been obtained. The Merger is expected to close in January 2017.

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

Included in the Company’s third quarter and year-to-date non-interest expense were $320 and $812 in expenses related to the LSBG Merger, largely legal and other professional fees, of which $256 and $725 were not deductible for income tax purposes.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date operating results were impacted by continued pressure on its net interest margin, which declined twenty-one basis points to 2.99% compared with the nine months ended September 30, 2015. While the Company’s average earning assets increased $112,357 or 7.7% compared with the nine months ended September 30, 2015, tax-equivalent net interest income, increased $285, or 0.8%.  Led by a $3,283 increase in realized securities gains, total non-interest income increased $3,441, or 50.1%, compared with the nine months ended September 30, 2015.

Led by growth in the loan and securities portfolios, total assets ended the third quarter at $1,717,875, representing an increase of $137,820, or 8.7%, compared with December 31, 2015. Total loans ended the third quarter at $1,088,243, representing an increase of $98,173, or 9.9%, compared with December 31, 2015. The credit quality of the loan portfolio remained stable during the first nine months of 2016, highlighted by an 8.6%, decline in non-performing loans compared with December 31, 2015. Net loan charge-offs amounted to $90 for the nine months ended September 30, 2016, or annualized net charge-offs to average loans outstanding of 0.01%, compared with $1,252 and 0.17% for the same period in 2015.

Largely reflecting the seasonality of the Bank’s core deposit base, total non-maturity deposits increased $57,692, or 10.6%, compared with December 31, 2015.

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

Total Net Interest Income: For the three months ended September 30, 2016, net interest income on a tax-equivalent basis amounted to $11,510, compared with $12,218 for the third quarter of 2015, representing a decline of $708, or 5.8%. This decline was driven by the further compression in the net interest margin.  The decline in the net interest margin was attributed to a twenty-seven basis point decline in the weighted average earning asset yield to 3.62%, combined with a ten basis point increase in the weighted average cost of interest bearing liabilities, largely reflecting the impact of the Fed Funds rate increase in December of 2015.

For the nine months ended September 30, 2016, net interest income on a tax-equivalent basis amounted to $35,291, compared with $35,006 for the first nine months of 2015, representing an increase of $285, or 0.8%. The increase in tax-equivalent net interest income compared with the first nine months of 2015 was attributed to average earning asset growth of $112,357, or 7.7%, which was mostly offset by the decline in the tax-equivalent net interest margin of twenty-one basis points to 2.99%. The decline in the net interest margin was attributed to a fifteen basis point decline in the weighted average earning asset yield to 3.75%, combined with a five basis point increase in the weighted average cost of interest bearing liabilities. Earning asset yields continued to be impacted by the historically low interest rates and competitive pricing pressures for quality loans.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheet and components of net interest income, including a reconciliation of tax-equivalent adjustments, for the three and nine months ended September 30, 2016, and 2015:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

		2016			2015
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$1,058,253	$10,355	3.89%	$ 990,549	$10,187	4.08%
Securities (2,3)	524,775	4,047	3.07%	498,347	4,470	3.56%
Federal Home Loan Bank stock	26,681	232	3.46%	23,593	191	3.21%

Total Earning Assets	1,609,709	14,634	3.62%	1,512,489	14,848	3.89%

Non-Interest Earning Assets:
Cash and due from banks	5,819			6,585
Allowance for loan losses	(10,095)			(9,142)
Other assets (2)	84,102			76,958
Total Assets	$1,689,535			$1,586,890

Interest Bearing Liabilities:
Deposits	$ 897,703	$ 1,755	0.78%	$ 899,980	$ 1,596	0.70%
Borrowings	514,999	1,369	1.06%	440,612	1,034	0.93%
Total Interest Bearing Liabilities	1,412,702	3,124	0.88%	1,340,592	2,630	0.78%
Rate Spread			2.74%			3.11%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	103,971			88,136
Other liabilities	7,376			6,971
Total Liabilities	1,524,049			1,435,699
Shareholders' equity	165,486			151,191
Total Liabilities and Shareholders' Equity	$1,689,535			$1,586,890
Net interest income and net interest margin (3)		11,510	2.84%		12,218	3.20%
Less: Tax Equivalent adjustment		(511)			(522)
Net Interest Income		$10,999	2.72%		$11,696	3.07%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

		2016			2015
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$1,033,070	$30,805	3.98%	$ 959,560	$29,633	4.13%
Securities (2,3)	518,508	12,797	3.30%	481,695	12,744	3.54%
Federal Home Loan Bank stock	25,005	613	3.27%	22,971	380	2.21%

Total Earning Assets	1,576,583	44,215	3.75%	1,464,226	42,757	3.90%

Non-Interest Earning Assets:
Cash and due from banks	5,321			4,921
Allowance for loan losses	(9,969)			(9,242)
Other assets (2)	81,079			76,040
Total Assets	$1,653,014			$1,535,945

Interest Bearing Liabilities:
Deposits	$ 874,666	$ 4,931	0.75%	$ 828,529	$ 4,509	0.73%
Borrowings	520,508	3,993	1.02%	471,274	3,242	0.92%
Total Interest Bearing Liabilities	1,395,174	8,924	0.85%	1,299,803	7,751	0.80%
Rate Spread			2.90%			3.10%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	88,652			78,933
Other liabilities	7,281			6,930
Total Liabilities	1,491,107			1,385,666
Shareholders' equity	161,907			150,279
Total Liabilities and Shareholders' Equity	$1,653,014			$1,535,945
Net interest income and net interest margin (3)		35,291	2.99%		35,006	3.20%
Less: Tax Equivalent adjustment		(1,574)			(1,426)
Net Interest Income		$33,717	2.86%		$33,580	3.07%

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

For the three months ended September 30, 2016, the tax equivalent net interest margin amounted to 2.84%, compared with 3.20% in the third quarter of 2015, representing a decline of thirty-six basis points. The decline in the net interest margin was attributed to a twenty-seven basis point decline in the weighted average yield on earning assets, combined with a ten basis point increase in the weighted average cost of interest bearing liabilities, compared with the third quarter of 2015.

For the nine months ended September 30, 2016, the tax equivalent net interest margin amounted to 2.99%, compared with 3.20% in the first nine months of 2015, representing a decline of twenty-one basis points. The decline in the net interest margin was attributed to a fifteen basis point decline in the weighted average yield on earning assets, combined with a five basis point increase in the weighted average cost of interest bearing liabilities, compared with the nine months ended September 30, 2015.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2016			2015				2014
Quarter:	3	2	1	4	3	2	1	4
Interest Earning Assets:
Loans (1,3)	3.89%	4.03%	4.03%	4.05%	4.08%	4.08%	4.23%	4.19%
Securities (2,3)	3.07%	3.37%	3.46%	3.47%	3.56%	3.43%	3.63%	3.74%
Federal Home Loan Bank stock	3.46%	3.23%	3.11%	3.85%	3.21%	1.63%	1.74%	1.50%
Total Earning Assets	3.62%	3.80%	3.83%	3.86%	3.89%	3.83%	3.99%	4.00%

Interest Bearing Liabilities:
Deposits	0.78%	0.76%	0.72%	0.71%	0.70%	0.73%	0.75%	0.75%
Borrowings	1.06%	0.99%	1.03%	1.01%	0.93%	0.90%	0.93%	0.96%
Total Interest Bearing Liabilities	0.88%	0.85%	0.83%	0.80%	0.78%	0.80%	0.82%	0.82%

Rate Spread	2.74%	2.95%	3.00%	3.06%	3.11%	3.03%	3.17%	3.18%

Net Interest Margin (3)	2.84%	3.04%	3.09%	3.15%	3.20%	3.12%	3.27%	3.28%

Net Interest Margin without Tax Equivalent Adjustments	2.72%	2.91%	2.95%	3.01%	3.07%	2.99%	3.14%	3.15%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

Interest and Dividend Income:  For the three months ended September 30, 2016, total interest and dividend income on a tax-equivalent basis amounted to $14,634, compared with $14,848 in the third quarter of 2015, representing a decline of $214, or 1.4%. The decline in interest and dividend income was attributed to a twenty-seven basis point decline in the weighted average earning asset yield to 3.62%, as average earning assets increased $97,220, or 6.4%.

For the three months ended September 30, 2016, total tax-equivalent interest income from the securities portfolio amounted to $4,047, compared with $4,470 in the third quarter of 2015, representing a decline of $423, or 9.5%. The decline in interest income from securities was attributed to a forty-nine basis point decline in the weighted average securities yield to 3.07%, as the weighted average securities portfolio increased $26,428, or 5.3%, compared with the third quarter of 2015. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows and securities sold, as well as incremental securities growth in a historically low interest rate environment. During the third quarter of 2016 U.S. Treasury yields recorded all-time lows.

For the three months ended September 30, 2016, total tax-equivalent interest income from the loan portfolio amounted to $10,355, compared with $10,187 in the third quarter of 2015, representing an increase of $168, or 1.6%. The increase in interest income from loans was principally attributed to a $67,704, or 6.8% increase in the average loan portfolio, which was largely offset by a nineteen basis point decline in the weighted average loan yield to 3.89%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates. Partially offsetting the foregoing considerations was the increase in the Fed Funds rate in December 2015, which favorably impacted the yield on the Bank’s variable rate loan portfolios.

For the nine months ended September 30, 2016, total interest and dividend income on a tax-equivalent basis amounted to $44,215, compared with $42,757 for the first nine months of 2015, representing an increase of $1,458, or 3.4%. The increase in interest and dividend income was principally attributed to average earning asset growth of $112,357, or 7.7%, as the weighted average earning asset yield declined fifteen basis points to 3.75%.

For the nine months ended September 30, 2016, total tax-equivalent interest income from the securities portfolio amounted to $12,797, compared with $12,744 in the first nine months of 2015, representing an increase of $53, or 0.4%. The increase in interest income from securities was principally attributed to a $36,813, or 7.6%, increase in total average securities, which was largely offset by a twenty-four basis point decline in the weighted average securities yield to 3.30%. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows and securities sold, as well as incremental securities growth in a still-historically low interest rate environment.

For the nine months ended September 30, 2016, total tax-equivalent interest income from the loan portfolio amounted to $30,805, compared with $29,633 in the first nine months of 2015, representing an increase of $1,172, or 4.0%. The increase in interest income from loans was principally attributed to a $73,510, or 7.7% increase in the average loan portfolio, which was partially offset by a fifteen basis point decline in the weighted average loan yield to 3.98%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates. Partially offsetting the foregoing considerations was the increase in the Fed Funds rate in December 2015, which favorably impacted the yield on the Bank’s variable rate loan portfolios.

Interest Expense: For the three months ended September 30, 2016, total interest expense amounted to $3,124, compared with $2,630 in the third quarter of 2015, representing an increase of $494, or 18.8%. The increase in interest expense was principally attributed to a $72,110 or 5.4% increase in total average interest bearing liabilities, combined with a ten basis point increase in the weighted average cost of interest bearing liabilities, compared with the third quarter of 2015.

The increase in the weighted average cost of interest bearing liabilities compared with the third quarter of 2015 was largely attributed to a higher weighted average rate on borrowings, largely reflecting the December 2015 Fed Funds increase by the Federal Reserve.  For the three months ended September 30, 2016, the total weighted average cost of interest bearing liabilities amounted to 0.88%, compared with 0.78% in the third quarter of 2015. The weighted average cost of borrowed funds increased thirteen basis points to 1.06%, while the weighted average cost of interest bearing deposits increased eight basis points to 0.78%, compared with the third quarter of 2015.

For the nine months ended September 30, 2016, total interest expense amounted to $8,924, compared with $7,751 for the first nine months of 2015, representing an increase of $1,173, or 15.1%. The increase in interest expense was principally attributed to a $95,371, or 7.3% increase in total average interest bearing liabilities and, to a lesser extent, a five basis point increase in the weighted average cost of interest bearing liabilities, compared with the first nine months of 2015.

The increase in the weighted average cost of interest bearing liabilities compared with the first nine months of 2015 was principally attributed to a higher weighted average rate on borrowings, largely reflecting the December 2015 Fed Funds increase by the Federal Reserve. For the nine months ended September 30, 2016, the total weighted average cost of interest bearing liabilities amounted to 0.85%, compared with 0.80% for the first nine months of 2015. The weighted average cost of borrowed funds increased ten basis points to 1.02%, while the weighted average cost of interest bearing deposits increased two basis points to 0.75%, compared with the first nine months of 2015.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$695	$ (527)	$ 168
Securities (2,3)	237	(660)	(423)
Federal Home Loan Bank stock	25	16	41
TOTAL EARNING ASSETS	$957	$(1,171)	$(214)

Interest bearing deposits	(4)	163	159
Borrowings	175	160	335
TOTAL INTEREST BEARING LIABILITIES	$171	$ 323	$ 494

NET CHANGE IN NET INTEREST INCOME	$786	$(1,494)	$(708)

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$2,269	$(1,097)	$1,172
Securities (2,3)	968	(915)	53
Federal Home Loan Bank stock	34	199	233
TOTAL EARNING ASSETS	$3,271	$(1,813)	$1,458

Interest bearing deposits	251	171	422
Borrowings	339	412	751
TOTAL INTEREST BEARING LIABILITIES	$ 590	$ 583	$1,173

NET CHANGE IN NET INTEREST INCOME	$2,681	$(2,396)	$ 285

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

The overall credit quality of the Bank’s loan portfolio remained stable during the nine months ended September 30, 2016, highlighted by a $606 or 8.6%, decline in non-performing loans to $6,402 and low levels of net loan charge-offs. Total non-performing loans expressed as a percentage of total loans ended the quarter at 0.59%, down from 0.71% at December 31, 2015. Similarly, the allowance for loan losses expressed as a ratio to non-performing loans ended the quarter at 157.8%, up from 134.7% at December 31, 2015. For the nine months ended September 30, 2016, total net loan charge-offs amounted to $90, or annualized net charge-offs to average loans outstanding of 0.01%, compared with $1,252 and 0.17%, respectively, for the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2016, the Bank recorded provisions of $139 and $754, compared with $425 and $1,320 for the same periods in 2015, representing declines of $286 and $566, or 67.3% and 42.9%, respectively.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and nine months ended September 30, 2016, total non-interest income amounted to $3,372 and $10,314, compared with $2,028 and $6,873 for the same periods in 2015, representing increases of $1,344 and $3,441, or 66.3% and 50.1%, respectively.

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

For the three and nine months ended September 30, 2016, trust and other financial service fees amounted to $975 and $2,878, compared with $957 and $2,887 for the same periods in 2015, representing an increase of $18 or 1.9% and a decline of $9 or 0.3%, respectively. The year-to-date decline in trust and other financial service fees largely reflected lower levels of trust and asset management fees, principally reflecting broad declines and volatility in the equity markets. Income from retail brokerage activities increased $26, or 3.8%, compared with the first nine months of 2015.

Service Charges on Deposit Accounts: Service charges on deposits are principally derived from customer overdraft fees. For the three and nine months ended September 30, 2016, income from service charges on deposit accounts amounted to $215 and $678, essentially unchanged compared with the same periods in  2015. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: For the three and nine months ended September 30, 2016, income generated from debit card service charges and fees amounted to $491 and $1,321, compared with $477 and $1,245 for the same periods in 2015, representing increases of $14 and $76, or 2.9% and 6.1%, respectively. These increases were attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three and nine months ended September 30, 2016, the Bank recorded realized securities gains of $1,354 and $4,489, compared with none and $1,206 for the same periods in 2015, representing increases of $1,354 and $3,283, respectively. During the first nine months of 2016 long term interest rates remained near record lows providing a meaningful opportunity to realize attractive securities gains while continuing a strategy of lowering the duration of the securities portfolio and the Bank’s overall interest rate risk profile.

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

For the three months ended September 30, 2016, total other operating income amounted to $337, representing a decline of $33, or 8.9%, compared with the third quarter of 2015. This decline was attributed to lower levels of foreign exchange income and non-customer ATM fees, compared with the third quarter of 2015.

For the nine months ended September 30, 2016 total other operating income amounted to $948, compared with $858 for the same period in 2015, representing an increase of $90 or 10.5%. The year-to-date increase in other operating income was almost entirely attributed to the Bank’s purchase of additional Bank Owned Life Insurance (“BOLI”) late in the first quarter of 2015. Further information regarding BOLI is incorporated by reference to the below Financial Condition management discussion and analysis covering Bank Owned Life Insurance in this report on Form 10-Q.

Non-interest Expense

For the three and nine months ended September 30, 2016, total non-interest expense amounted to $8,750 and $25,478, compared with $7,820 and $22,754 for the same periods in 2015, representing increases of $930 and $2,724, or 11.9% and 12.0%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three and nine months ended September 30, 2016, total salaries and employee benefits expense amounted to $4,832 and $14,648, compared with $4,623 and $13,244 for the same periods in 2015, representing increases of $209 and $1,404, or 4.5% and 10.6%, respectively. The increases in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries and higher levels of employee health insurance, higher levels of employee incentive and equity compensation, as well as increases in staffing levels and strategic changes in staffing mix. Additionally, over the past year the Company strengthened its risk management and information technology staffing resources in anticipation of future growth.

Debit Card Expenses: These expenses relate to the Bank’s Visa debit card processing activities. For the three and nine months ended September 30, 2016, total debit card expense amounted to $127 and $364, compared with $119 and $327 for the same periods in 2015, representing increases of $8 and $37, or 6.7% and 11.3%, respectively. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from debit card activity.

Other Operating Expenses: For the three and nine months ended September 30, 2016, total other operating expenses amounted to $2,475 and $6,405, compared with $1,732 and $5,134 for the same periods in 2015, representing increases of $743 and $1,271, or 42.9% and 24.8%, respectively. Included in third quarter and year-to-date other operating expense was $320 and $812, respectively, in expenses related to the LSBG acquisition, largely legal and other professional fees, of which $256 and $725 are not deductible for income tax purposes.

Third quarter other operating expenses also included $215 in losses on the disposal of certain fixed assets in connection with the complete renovation of the Company’s Bar Harbor, Maine headquarters building, and $110 in executive search fees.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses divided by the sum of tax-equivalent income other than net securities gains, and other significant non-recurring expenses. For the three and nine months ended September 30, 2016, the Company’s efficiency ratios amounted to 61.5% and 59.2%, compared with 54.2% and 55.2% for the same periods in 2015, respectively.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2016 represented 63.3% and 31.3%, respectively, of total assets, compared with 62.7% and 32.0%, respectively, at December 31, 2015.

At September 30, 2016, the Company’s total assets stood at $1,717,875, compared with $1,580,055 at December 31, 2015, representing an increase of $137,820, or 8.7%.

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

Securities available for sale represented 100% of total securities at September 30, 2016, and December 31, 2015. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. As of September 30, 2016, total net unrealized securities gains amounted to $11,831, compared with net unrealized gains of $8,790 at December 31, 2015. The increase in unrealized gains was attributed to market interest rates, which declined since year end 2015.

Total Securities: At September 30, 2016, total securities amounted to $537,287, compared with $504,969 at December 31, 2015, representing an increase of $32,318, or 6.4%. The securities purchased during the first nine months of 2016 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, as well as obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of September 30, 2016 and December 31, 2015:

September 30, 2016 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$326,805	$ 7,268	$ 734	$333,339
US Government agency	77,803	1,569	134	79,238
Private label	1,014	214	11	1,217
Obligations of states and political subdivisions thereof	119,834	4,133	474	123,493
Total	$525,456	$13,184	$1,353	$537,287

December 31, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which September 30, 2016, amounted to an excess of $1,353, or 0.3% of the amortized cost of the total securities portfolio. At December 31, 2015 this amount represented an excess of $3,041, or 0.6% of the amortized cost of the total securities portfolio. As of September 30, 2016, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $420, compared with $1,161 at December 31, 2015.

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

Loans

Total Loans: At September 30, 2016, total loans stood at $1,088,243, compared with $990,070 at December 31, 2015, representing an increase of $98,173, or 9.9%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30,	December 31,
	2016	2015

Commercial real estate mortgages	$ 387,838	$371,002
Commercial and industrial	97,608	79,911
Commercial construction and land development	15,869	24,926
Agricultural and other loans to farmers	32,435	31,003
Total commercial loans	533,750	506,842

Residential real estate mortgages	484,347	408,401
Home equity loans	47,640	51,530
Other consumer loans	6,564	7,949
Total consumer loans	538,551	467,880

Tax exempt loans	16,109	15,244

Net deferred loan costs and fees	(167)	104
Total loans	1,088,243	990,070
Allowance for loan losses	(10,103)	(9,439)
Total loans net of allowance for loan losses	$1,078,140	$980,631

Commercial Loans: At September 30, 2016, total commercial loans stood at $533,750, compared with $506,842 at December 31, 2015, representing an increase of $26,908, or 5.3%.

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

Consumer Loans: At September 30, 2016, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $538,551, compared with $467,880 at December 31, 2015, representing an increase of $70,671, or 15.1%. The increase in consumer loans compared with year-end 2015 was aided by the purchase of residential mortgage loans.  Loans that were originated and closed by the Bank during the first nine months of 2016 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30,	December 31,
	2016	2015

Commercial real estate mortgages	$1,841	$1,279
Commercial and industrial loans	276	292
Commercial construction and land development	637	1,111
Agricultural and other loans to farmers	---	16
Total commercial loans	2,754	2,698

Residential real estate mortgages	3,429	3,452
Home equity loans	102	820
Other consumer loans	117	10
Total consumer loans	3,648	4,282

Total non-accrual loans	6,402	6,980
Accruing loans contractually past due 90 days or more	---	28
Total non-performing loans	$6,402	$7,008

Allowance for loan losses to non-performing loans	157.8%	134.7%
Non-performing loans to total loans	0.59%	0.71%
Allowance to total loans	0.93%	0.95%

At September 30, 2016, total non-performing loans amounted to $6,402, compared with $7,008 at December 31, 2015, representing a decline of $606, or 8.6%.

Non-performing commercial real estate mortgages totaled $1,841 at September 30, 2016, representing an increase of $562, or 43.9%, compared with December 31, 2015. At September 30, 2016, non-performing commercial real estate mortgages were represented by thirteen business relationships, with outstanding balances ranging from $32 to $539.

Non-performing commercial and industrial loans totaled $276 at September 30, 2016, representing a decline of $16, or 5.5%, compared with December 31, 2015.  At September 30, 2016, non-performing commercial and industrial loans were represented by three business relationships, with outstanding balances ranging from $20 to $170.

Non-performing commercial construction and land development loans totaled $637 at September 30, 2016, representing a decline of $474, or 42.7%, compared with December 31, 2015. At September 30, 2016, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the remaining housing units.

Non-performing residential real estate mortgages totaled $3,429 at September 30, 2016, representing a decline of $23, or 0.7%, compared with December 31, 2015. At September 30, 2016, non-performing residential real estate loans were represented by 42, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $5 to $472.

Non-performing home equity loans totaled $102 at September 30, 2016, representing a decline of $718 or 87.6%, compared with December 31, 2015. At September 30, 2016, non-performing home equity loans were represented by six relationships with outstanding balances ranging from $9 to $44.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of September 30, 2016, Bank management is cognizant of the still-recovering real estate market and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $3,195 and $1,857 at September 30, 2016 and December 31, 2015, or 0.29% and 0.19% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

In addition to the non-performing and delinquent loans discussed above, at September 30, 2016, the Bank identified 33 commercial relationships totaling $15,639 as potential problem loans, or 1.4% of total loans (i.e., substandard loans that are current and performing). At December 31, 2015, the Bank identified 32 commercial relationships totaling $19,774 as potential problem loans, or 2.0% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At September 30, 2016, the allowance for loan losses (the “allowance”) stood at $10,103, compared with $9,439 at December 31, 2015, representing an increase of $664, or 7.0%. The increase in the allowance from December 31, 2015 was largely attributed to loan growth, changes in the overall mix of non-performing and potential problem loans, and other qualitative considerations.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $3,284 as of September 30, 2016, compared with $1,999 as of December 31, 2015.  The related allowances for loan losses on these loans amounted to $311 as of September 30, 2016, compared with $312 as of December 31, 2015.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine months ended September 30, 2016 and 2015.

ALLOWANCE FOR LOAN LOSSES

NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

	2016	2015

Balance at beginning of period	$ 9,439	$8,969
Charge-offs:
Commercial real estate mortgages	133	667
Commercial and industrial	90	310
Commercial construction and land development	---	---
Agricultural and other loans to farmers	---	72
Residential real estate mortgages	141	70
Other consumer loans	19	48
Home equity loans	---	376
Tax exempt loans	---	---
Total charge-offs	383	1,543

Recoveries:
Commercial real estate mortgages	35	$ 97
Commercial and industrial loans	155	33
Commercial construction and land development	---	---
Agricultural and other loans to farmers	45	15
Residential real estate mortgages	36	129
Other consumer loans	17	17
Home equity loans	5	---
Tax exempt loans	---	---
Total recoveries	293	291

Net charge-offs	90	1,252
Provision charged to operations	754	1,320
Balance at end of period	$10,103	$9,037

For the nine months ended September 30, 2016, total net loan charge-offs amounted to $90, or annualized net charge-offs to average loans outstanding of 0.01%, compared with $1,252 and 0.17%, respectively, for the first nine months of 2015.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the nine months ended September 30, 2016.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2016 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and quarterly thereafter.  At September 30, 2016, the Bank had four BOLI carriers which were credit rated by Standard & Poor’s as “AA-” or higher (i.e., “high grade investments”).

At September 30, 2016, total BOLI amounted to $24,288, compared with $23,747 at December 31, 2015, representing an increase of $541, or 2.3%. The increase in BOLI was attributed to increases in the cash surrender value of the BOLI policies.

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

At September 30, 2016, total deposits stood at $1,033,525, compared with $942,787 at December 31, 2015, representing an increase of $90,738 or 9.6%.  The Bank’s non-maturity deposit accounts posted a combined increase of $57,692, or 10.6%, while total time deposits increased $33,046, or 8.3%, compared with December 31, 2015. The increase in time deposits was attributed to deposits obtained from the national market, which were utilized to help fund earning asset growth.

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

At September 30, 2016, total borrowings amounted to $512,495, compared with $474,791 at December 31, 2015, representing an increase of $37,704, or 7.9%. The increase in borrowings was utilized to help support earning asset growth.

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

As depicted in the table below, as of September 30, 2016, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier I of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier I capital to total risk-weighted assets of 8.0%

•

Tier I capital to average assets  (“Leverage Ratio”) of 5.0%

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2016 and December 31, 2015, under the rules applicable at that date.

	Well Capitalized		Actual		Adequately Capitalized Basel III		Adequately Capitalized Basel III Fully Phased-In
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$169,667	17.05%	$85,818	8.625%	$104,474	10.5%
Bank	$99,407	10.0%	$171,038	17.21%	$85,739	8.625%	$104,377	10.5%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	N/A		$154,350	15.51%	$50,993	5.125%	$ 69,649	7.0%
Bank	$64,615	6.5%	$155,721	15.66%	$49,946	5.125%	$ 69,545	7.0%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$154,350	15.51%	$65,918	6.625%	$ 84,574	8.5%
Bank	$79,526	8.0%	$155,721	15.66%	$65,857	6.625%	$ 84,496	8.5%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	N/A		$154,350	9.16%	$67,374	4.000%	$ 67,374	4.0%
Bank	$84,173	5.0%	$155,721	9.25%	$67,338	4.000%	$ 67,338	4.0%

					Adequately Capitalized		Adequately Capitalized
					Basel III		Basel III
	Well Capitalized		Actual		Phase-In Schedule		Fully Phased-In
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$160,042	17.12%	$74,793	8.0%	$ 98,166	10.5%
Bank	$93,391	10.0%	$161,905	17.34%	$74,713	8.0%	$ 98,060	10.5%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	N/A		$145,400	15.55%	$42,071	4.5%	$ 65,444	7.0%
Bank	$60,704	6.5%	$147,263	15.77%	$42,026	4.5%	$ 65,374	7.0%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	N/A		$145,400	15.55%	$56,095	6.0%	$ 79,468	8.5%
Bank	$74,713	8.0%	$147,263	15.77%	$56,035	6.0%	$ 79,382	8.5%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	N/A		$145,400	9.37%	$62,087	4.0%	$ 62,087	4.0%
Bank	$77,563	5.0%	$147,263	9.49%	$62,050	4.0%	$ 62,050	4.0%

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

The Company paid a regular cash dividend of 27.5 cents per share of common stock in the third quarter of 2016, representing an increase of 2.0 cents, or 7.8%, compared with the third quarter of 2015.

The Company's Board of Directors recently declared a fourth quarter 2016 regular cash dividend of 28.0 cents per share of Company common stock, representing an increase of 2.0 cents, or 7.7%, compared with the fourth quarter of 2015. The quarterly cash dividend is payable to all Company shareholders of record as of the close of business November 14, 2016, and will be paid on December 15, 2016. This represented the twenty-second consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a twenty-four month program to repurchase up to 450,000 shares of the Company’s common stock, or approximately 10.2% of the shares then outstanding.  The Company’s Board of Directors authorized the continuance of this program for additional twenty-four month periods in August 2010, 2012 and 2014.  On August 16, 2016, Bar Harbor Bankshares issued a press release announcing the Company’s Board of Directors has approved the continuation of the Company’s existing stock repurchase plan through August 16, 2018.  No other changes were made to the plan.

Depending on market conditions and other factors, stock repurchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of September 30, 2016, the Company had repurchased 173,794 shares of stock under this plan, at a total cost of $3,464 and an average price of $19.94 per share. During the nine months ended September 30, 2016, the Company repurchased 15,381 shares under the plan. The Company records repurchased shares as treasury stock.

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

At September 30, 2016 and December 31, 2015, commitments under existing standby letters of credit totaled $385. The fair value of the standby letters of credit was not significant as of the foregoing dates.

Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and certain financial derivative instruments; namely, interest rate cap agreements.

Commitments to Extend Credit: Commitments to extend credit represent agreements by the Bank to lend to a customer provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis using the same credit policies as it does for its balance sheet instruments, such as loans. The amount of collateral obtained, if deemed necessary by the Bank upon the issuance of commitment, is based on management's credit evaluation of the customer.

The following table summarizes the Bank’s commitments to extend credit as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Commitments to originate loans	$ 28,551	$ 41,529
Unused lines of credit	94,823	97,283
Un-advanced portions of construction loans	19,622	12,719
Total	$142,996	$151,531

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

At September 30, 2016 and December 31, 2015, the Bank had four outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At September 30, 2016, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.  The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of 4% or higher of total assets over the 30-day horizon. At September 30, 2016, liquidity, as measured by the basic surplus/deficit model, was 9.7% over the 30-day horizon and 9.1% over the 90-day horizon.

At September 30, 2016, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $225 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston.  At September 30, 2016, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $143,416, or 8.3% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2016, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0.25% to 0.50% and the two-year U.S. Treasury Note of 0.76% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

SEPTEMBER 30, 2016

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (388)	$ (462)
Net interest income (%)	-0.85%	-1.01%
Year 2
Net interest income ($)	$(3,926)	$(2,959)
Net interest income (%)	-8.58%	-6.46%

As more fully discussed below, the September 30, 2016, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

Item 1A: Risk Factors

There are risks inherent to our business. As of September 30, 2016, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our Annual Report as updated by our previously filed reports with the Commission in 2016. You should carefully consider the risk factors included in our Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the Commission.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Shares purchase activity during the three months ended September 30, 2016 was as follows:

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2016	431	$37.67	431	276,206
August 1-31, 2016	---	---	---	276,206
September 1-30, 2016	---	---	---	276,206

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: November 8, 2016	Curtis C. Simard
President & Chief Executive Officer

/s/Josephine Iannelli

Date: November 8, 2016	Josephine Iannelli Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the Commission on November 5, 2015).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011).

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2

4,177,285 number of estimated shares of Company common stock par value, $2.00 per share, to be issued upon completion of the LSBG Merger (incorporated herein by reference to Form S-4, filed with the Commission on July 19, 2016).

10.1*

Employment Agreement, dated as of September 27, 2016 and effective as of October 23, 2016, between Bar Harbor Bankshares, Bar Harbor Bank & Trust, Josephine Iannelli, Chief Financial Officer of the Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Commission on September 28, 2016).

10.2*

Change in Control, Confidentiality and Noncompetition Agreement, dated as of September 28, 2016,  between Bar Harbor Bankshares and Richard B. Maltz, Executive Vice President and Chief Operating Officer of the Company and the Bank (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Commission on September 28, 2016).

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

101

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*Management Contract or Compensatory Agreement