Form 10-K
period 2016-12-31
BAR HARBOR BANKSHARES
filed 2017-03-14
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $208,645,716 based on the closing sale price of the common stock on the NYSE MKT on June 30, 2016, the last trading day of the registrant’s most recently completed second quarter.

Number of shares of Common Stock par value $2.00 outstanding as of March 10, 2017:  10,256,441

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

(i)

The Company's success is dependent to a significant extent upon general economic conditions in our market areas in Maine, New Hampshire and Vermont and the ability to attract new business, as well as factors that affect tourism, a major source of economic activity in the Company’s market areas;

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Recent Acquisition	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Market Competition	8
	Management and Employees	9
	Supervision and Regulation	10
	Monetary Policy and Economic Environment	19
	Financial Information About Industry Segments	20
	Availability of Information – Company Website	20

ITEM 1A	RISK FACTORS	20

ITEM 1B	UNRESOLVED STAFF COMMENTS	27

ITEM 2	PROPERTIES	27

ITEM 3	LEGAL PROCEEDINGS	27

ITEM 4	MINE SAFETY DISCLOSURES	27

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28

	Market Information	28
	Performance Graph	29
	Dividends	30
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities	30
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers	30
	Stock Based Compensation Plans	31
	Transfer Agent Services	31

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	32

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

	Critical Accounting Policies	37
	Comparison of Financial Condition at December 31, 2016 and 2015	39
	Results of Operations	59

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the “Company”) (“BHB”) was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2016, the Company had total consolidated assets of $1.76 billion and total shareholders’ equity of $156.7 million.

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

The Company is a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company is also a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent (the “Superintendent”) of the Maine Bureau of Financial Institutions (“BFI”).

Recent Acquisition

On January 13, 2017, the Company completed the previously announced acquisition of Lake Sunapee Bank Group (“LSBG”). In connection with the acquisition, Lake Sunapee Bank, a wholly owned subsidiary of LSBG, merged with and into the Bank, with the Bank continuing as the surviving entity.

Bar Harbor Bank & Trust

The Bank, originally founded in 1887, is a Maine financial institution, and its deposits are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum extent permitted by law. The Bank is subject to the supervision, regulation, and examination of the FDIC and the BFI. It is not a member of the Federal Reserve System.

As of December 31, 2016, the Bank had 14 branch offices located throughout downeast, midcoast and central Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s branch offices are located in Hancock, Washington, Knox, Kennebec, and Sagadahoc Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Somesville, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox, Kennebec and Sagadahoc County offices are located in Rockland, South China, and Topsham. The Bank delivers its operations and technology support services from its operations centers located in Ellsworth and Hampden, Maine.  Following the completion of the acquisition of LSBG, the Bank has 35 additional branch offices located throughout New Hampshire and central Vermont.

The Bank is a retail bank serving individual and business customers, retail establishments and restaurants, seasonal lodging, biological research laboratories, and a large contingent of retirees. With significant operations in coastal Maine, it serves the tourism, hospitality, lobstering, fishing, boat building and marine services industries. It also serves Maine’s wild blueberry industry through its Hancock and Washington County offices. The Bank operates in a competitive market that includes other community banks, savings institutions, credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank’s market area.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a materially adverse impact on the Bank or its liquidity position. Approximately 90.6% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

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

The Bank has 54 Automated Teller Machines (ATMs) are located throughout downeast, midcoast and central, Maine, as well as south, central and western New Hampshire and Central Vermont. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to over 225 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

Trust Services serves as trustee of both living trusts and trusts under wills, including revocable, irrevocable, charitable remainder and testamentary trusts, and in this capacity holds, accounts for and manages financial assets, real estate and special assets. Trust Services offers custody, estate settlement, and fiduciary tax services.

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2016, Trust Services served 702 client accounts, with assets under management and assets held in custody amounting to $402.8 million and $21.9 million, respectively.

Market Competition

Maine

The Company competes principally in downeast, midcoast and central Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be Hancock, Knox, Washington, Kennebec and Sagadahoc counties, each in the state of Maine. According to the 2015 Census Bureau Report estimate, the population of these five counties was 54,659, 39,855, 31,625, 119,980 and 35,149, respectively, representing a combined population of approximately 281,268. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

New Hampshire and Vermont

With the acquisition of Lake Sunapee Bank Group, our market area now extends into certain regions of New Hampshire and Vermont.  The New Hampshire market extends from the southern New Hampshire/Massachusetts border-city of Nashua to the north through central and western New Hampshire and central Vermont. It is concentrated in the counties of Hillsborough, Grafton, Merrimack, Sullivan and Cheshire in south, central and western New Hampshire, and the counties of Rutland, Windsor and Orange in central Vermont.

There are several distinct regions within our market area. The first region is centered in Nashua, New Hampshire, the second largest city in the three northern New England states of New Hampshire, Maine and Vermont. Nashua’s downtown is a regional commercial, entertainment and dining destination. The city, bordering Massachusetts to the south, enjoys a vibrant high-tech industry and a robust retail industry due in part to New Hampshire’s absence of a sales tax. The Upper Valley region is located in the west-central area of New Hampshire, and includes the towns of Lebanon, a commerce and manufacturing center, home to Dartmouth-Hitchcock Medical Center, New Hampshire’s only academic medical center, and Hanover, home of Dartmouth College. The Lake Sunapee region is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee.

The Monadnock region, in southwestern New Hampshire, is named after Mount Monadnock, the major geographic landmark in the region, and consists of Cheshire, southern Sullivan and western Hillsborough counties. Rutland, Windsor and Orange counties are located in central Vermont. This region is home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, Ludlow and Quechee.

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

Management and Employees

The Company has two principal executive officers: Curtis C. Simard, President and Chief Executive Officer, and Josephine Iannelli, Executive Vice President, Chief Financial Officer and Treasurer.

For the quarter ended December 31, 2016, the Bank employed 172 full-time equivalent employees, Trust Services employed 11 full-time equivalent employees, and the Company employed 3 full-time equivalent employees, representing a full-time equivalent complement of 186 employees of the Company. None of the employees are represented by collective bargaining agreements.

The Company’s management believes employee relations are good.

Supervision and Regulation

General

Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes enacted by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve Board, the Maine Bureau of Financial Institutions ("BFI"), the Internal Revenue Service, the Consumer Financial Protection Bureau (the “CFPB”) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

As a Maine chartered financial institution, Bar Harbor Bank & Trust is subject to supervision, periodic examination, and regulation by the BFI as its chartering authority and the FDIC as its primary federal regulator. The prior approval of the Bureau and the FDIC is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

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

Sound Banking Practices: Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve Board believes it not prudent to do so. The Federal Reserve Board has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1,000,000 for each day the activity continues.

Source of Strength: In accordance with Federal Reserve Board policy, the holding company is expected to act as a source of financial and managerial strength to the Bank. Section 616 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions.   Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. As discussed below, the holding company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions. See Capital Adequacy and Prompt Corrective Action.

Anti-tying Restrictions: Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Mergers & Acquisitions: The BHC Act, the Bank Merger Act, the laws of the State of Maine applicable to financial institutions and other federal and state statutes regulate acquisitions of banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

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

Imposition of Liability for Undercapitalized Subsidiaries: Pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”) federal banking agencies are required to take “prompt corrective action”  (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically”  undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates. See Capital Adequacy and Prompt Corrective Action.

Transactions with Affiliates:  The holding company and the Bank are considered “affiliates” of each other under the Federal Reserve Act, and transactions between a bank and its affiliates are subject to certain restrictions, under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Baord’s implementing Regulation W. Generally, Sections 23A and 23B: (1) limit the extent to which an insured depository or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Capital Adequacy and Prompt Corrective Action

In July 2013, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules.  The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets.

The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Capital Rules revised the definitions and the components of regulatory capital and impacted the calculation of the numerator in banking institutions’ regulatory capital ratios.  The Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions.  Under the Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, the minimum capital ratios are as follows:

•

4.5% CET1 to risk-weighted assets;

•

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•

4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall.  When fully phased-in on January 1, 2019, the capital standards applicable to the Company and the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company and the Bank, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Capital Rules prescribe a standardized approach for risk weightings, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take “prompt corrective action” should an insured depository institutions fail to meet certain capital adequacy standards.  At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii)  undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%.

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2016, and December 31, 2015, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, in the “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

The Volker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. Under the Volcker Rule, a Covered Fund is any issuer that would be an investment company under the Investment Company Act (the “ICA”) but for the exemptions in section 3(c)(1) and 3(c)(7) of the ICA, which includes collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements.  Compliance with the Volcker Rule is generally required by July 21, 2017.  The Company expects to be fully compliant with the Volcker Rule by July 21, 2017.

Significant Banking Regulations Applicable to the Bank

Deposit Insurance: The Bank’s deposit accounts are fully insured by the DIF of the FDIC up to the deposit insurance limit of $250,000 per depositor, per insured institution, in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank's capital level and supervisory rating (CAMELS rating). The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. The base for deposit insurance assessments is consolidated average assets less average tangible equity.  Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.  The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s and consequently the Company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

In addition to deposit insurance assessments, the FDIA provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. The current annualized assessment rate is approximately six basis points and the rate is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

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

Reserve Requirements:  Federal Reserve Board regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts).  The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston (the “FRB Boston”).  Federal Reserve Board regulations required for 2016 that reserves be maintained against aggregate transaction accounts, except for transaction accounts which are exempt up to $15.2 million. Transaction accounts greater than $15.2 million up to and including $110.2 million have a reserve requirement of 3%.  A 10% reserve ratio will be assessed on transaction accounts in excess of $110.2 million. The Federal Reserve Board makes annual adjustments to the tiered reserves. The Bank is in compliance with these reserve requirements.

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

Neither the Dodd-Frank Act nor the individual consumer financial protection laws prevent states from adopting stricter consumer protection standards.

Brokered Deposit Restrictions:  Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their classification. “Well-capitalized” institutions are permitted to accept brokered deposits, but all banks that are not well-capitalized could be restricted from accepting such deposits.  The Bank is currently well-capitalized ad not restricted from accepting brokered deposits.

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

Insider Credit Transactions: Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.  A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

SAFETY AND SOUNDESS: Under FDIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Examinations: The Bank is examined from time-to-time by its primary federal banking regulator, the FDIC, and the Maine Bureau of Financial Institutions (“BFI”).

Financial Privacy:  Section V of the Gramm-Leach-Bliley Act and its implementing regulations require all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, limit the reuse of certain consumer information received from nonaffiliated financial institutions, and establish procedures and practices to protect customer data from unauthorized access.  In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules requiring financial institutions with covered accounts (e.g. consumer bank accounts and loans) to develop, implement, and administer an identity theft protection program, as well as rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.  The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.  The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the FDIC.

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

Guidance on Sound Compensation Policies

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions.

The Dodd-Frank Act also requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.

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

Monetary Policy and Economic Environment

The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments, and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently used these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation, or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

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

Changes in the general economy or the financial markets could adversely affect our financial performance.

We provide traditional commercial, retail and mortgage banking services, as well as other financial services including wealth management and insurance brokerage services.  Downturns in the United States or global economies or financial markets could adversely affect the demand for, or the availability of, loans and other products and services offered by us.  The business environment in the U.S. has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen.  Difficult economic conditions could adversely affect our business, results of operations and financial condition.

Changes in economic conditions of local markets where conduct business could adversely affect our operations.

Maine

The Company’s success is dependent on the local economies of downeast, midcoast and central Maine as a significant portion of our loan portfolio is concentrated among borrowers in these markets.  Furthermore, because a substantial portion of our loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

A number of our hospitality and other customers rely upon a high number of visits from tourists and vacationers to Acadia National Park as a significant part of their businesses. Prolonged interruptions or shutdowns in the operation of tourist destination sites within our market areas could have a material adverse effect on our business and results of operations.

New Hampshire and Vermont

With the acquisition of Lake Sunapee Bank Group, we are now exposed to the local market conditions and economies of Cheshire, Grafton, Hillsborough, Merrimack and Sullivan counties in central and western New Hampshire and in Rutland, Windsor and Orange counties in central Vermont. Future growth opportunities depend on the growth and stability of the regional economy and our ability to expand our market area. A downturn in the local economy may limit funds available for deposit and may negatively affect borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability and business.

Unsuccessful acquisition and geographic expansion could negatively impact earnings

The Company recently expanded into the New Hampshire and Vermont markets with the acquisition of Lake Sunapee Bank Group.  Success of the acquisition is dependent on the integration of the combined company infrastructure, culture, and acceptance of customer within these new markets.  Profitability is dependent on management’s ability to maintain employee and customer relationships, improve operational efficiencies and grow profits at a rate that exceeds the growth of expenses.  To the extent that the Company acquires other companies, its business may be negatively impacted by certain risks inherent with such acquisitions.

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

High concentrations of commercial loans may increase exposure to credit loss upon borrower default

As of December 31, 2016, approximately 49% of the Banks’s loan portfolio consisted of commercial real estate, commercial and industrial, construction and agricultural loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property.  Additionally, commercial loans typically involve larger balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Bank’s loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, provision for loan losses,  and/or an increase in loan charge-offs, all of which could adversely affect the financial condition and results of operations of the Company.

Greater than anticipated credit losses in the loan portfolios may adversely affect earnings.

Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. We evaluate the allowance for loan losses on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, and the value of the underlying collateral and the level of non-accrual loans.  Although we believe the allowance for loan losses is appropriate to absorb probable losses in our loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing our reported net income.

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

New regulations could restrict residential lending activities.

The Consumer Financial Protection Bureau ("CFPB") issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. The CFPB’s rule on qualified mortgages could limit the Banks's ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit growth or profitability. CFPB rules on other types of consumer lending could similarly affect the cost and profitability of those lending activities.

The Company is subject to extensive government regulation and supervision, which may interfere with  our ability to conduct our business and may negatively impact our financial results.

The Company is subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.  The Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

The Bank’s primary source of funding is retail deposits, gathered throughout its network of banking offices. Wholesale funding sources principally consist of secured borrowing lines from the Federal Home Loan Bank of Boston (the “FHLB”) of which it is a member, secured borrowing lines from the FRB of Boston, and certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

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

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its businesses and to store sensitive data, including financial information regarding its customers. The integrity of information systems are under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. The Company employs an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with the Company’s third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect the Company’s financial condition or results of operations. The Company offers its customers the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that the Company’s customers’ systems are not secure or are otherwise compromised, its network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that the Company’ activities or the activities of its clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose the Company to claims, regulatory scrutiny, litigation and other possible liabilities.

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

The Company’s financial performance is impacted by federal and state tax laws.  The enactment of proposed U.S. tax reforms could materially adversely affect us, including as a result of a reduction in the value of our DTAs upon a reduction in the U.S. corporate income tax rate. We cannot predict if any such proposals will ultimately become law, or, if enacted, what its provisions or that of the regulations promulgated thereunder will be, but they could materially adversely affect our financial position and our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located at 82 Main Street, Bar Harbor, Maine, which also serves as the main office for the Bank. The Bank completed a substantial renovation of its Bar Harbor facility to better meet its business needs at that location in 2016.

The Bank operates 49 full-service banking offices throughout Maine, New Hampshire and Vermont. Locations in Maine include: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Topsham, South China, Winter Harbor, Milbridge, Machias, and Lubec. Locations in New Hampshire include: Andover, Bradford, Claremont, Concord, Enfield, Grantham, Guild, Hanover, Hillsboro, Lebanon, Milford, Nashua, Newbury, New London, Newport, Peterborough, Sunapee and West Lebanon.  Locations in Vermont include: Brandon, Pittsford, Quechee, Randolph, Rochester, Royalton, Rutland, South Royalton, West Rutland, Williamstown and Woodstock.  The Bank owns 33 of these banking offices and leases 16 at prevailing rates.

An Operations Center located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. The Bank also leases space in Hampden, Maine, which serves as a back office support for multiple lines of business and related functions.

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

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, payable as a large stock dividend, which was paid on May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014 (the “2014 Stock Split”).  All previously reported share and per share data included in public filings subsequent to the payment date have been adjusted to reflect the retroactive effect of this three-for-two stock split.  Refer to Note 2 Three-for-two Common Stock Split, of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further information concerning the 2014 stock split.

On February 21, 2017, the Company announced that its Board of Directors declared a three-for-two split of its common stock payable in the form of a large stock dividend (the “2017 Stock Split”). The 2017 Stock Split is payable March 21, 2017, to the Company’s common stockholders of record at the close of business on March 7, 2017. Refer to Note 23 Subsequent Events, of the Consolidated Financial Statements in this Annual Report on Form 10-K, for further information concerning the 2017 Stock Split.

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE MKT by calendar quarter for each of the last two years:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2016	$34.70	$29.53	$36.10	$30.80	$37.69	$34.05	$49.87	$36.19
2015	33.98	30.03	37.98	32.50	36.35	28.97	36.08	30.00

As of March 10, 2017, there were 10,256,441 shares of Company common stock, par value $2.00 per share, outstanding and approximately 1,576 Registered Shareholders of record, as obtained through the Company’s transfer agent.  These share totals are not adjusted for the 2017 Stock Split.

Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares' cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index, the S&P 500 index, and the ABA NASDAQ Community Bank index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

	12/11	12/12	12/13	12/14	12/15	12/16
Bar Harbor Bankshares	$100.00	$116.23	$142.94	$177.51	$196.72	$279.28
NYSE MKT Composite	100.00	106.15	115.07	118.71	106.60	117.67
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
ABA Nasdaq Community Bank Index	100.00	115.67	162.67	170.61	185.49	258.29

Dividends

Common stock dividends paid by the Company in 2016 and 2015 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2016	$0.265	$0.270	$0.275	$0.280	$1.090
2015	0.245	0.250	0.255	0.260	1.010

During 2016, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $6,577 compared with $6,040 in 2015. The Company’s 2016 dividend payout ratio amounted to 44.0% compared with 39.9% in 2015. The total regular cash dividends paid in 2016 amounted to $1.09 per share of common stock, compared with $1.01 in 2015, representing an increase of $0.08 per share, or 7.9%.

In the first quarter of 2017, the Company’s Board of Directors declared a regular cash dividend of $0.28 per share of common stock, representing an increase of $0.015 or 5.7% compared with the first quarter of 2016.

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

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the years ended December 31, 2016, and 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser” for the quarter ended December 31, 2016.

Information relating to the Company’s stock repurchase program is provided in Part II, Item 7, Stock Repurchase Plan, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Stock Based Compensation Plans

Information regarding stock-based compensation awards both outstanding and available for future grants as of December 31, 2016, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no compensation plans under which equity securities of the Company may be issued that have not been approved by shareholders. Additional information is presented in Note 15, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation [(excluding securities referenced in column (a)] (c)
Equity compensation plans approved by security holders	157,835	$26.98	170,232
Equity compensation plans not approved by security holders	---	N/A	---
Total	157,835	$26.98	170,232

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

FIVE-YEAR SUMMARY OF FINANCIAL DATA

As of and For the Years Ended December 31,

	2016	2015	2014	2013	2012
Balance Sheet Data

Total assets	$1,755,349	$1,580,055	$1,459,320	$1,373,893	$1,302,935
Total securities	528,856	504,969	470,525	450,170	418,040
Total loans	1,129,064	990,070	919,024	852,857	815,004
Allowance for loan losses	(10,419)	(9,439)	(8,969)	(8,475)	(8,097)
Total deposits	1,050,300	942,787	858,049	835,651	795,012
Total borrowings	536,596	474,791	447,020	409,445	371,567
Total shareholders' equity	156,740	154,152	146,287	121,379	128,046
Average assets	1,676,941	1,541,327	1,424,209	1,345,353	1,252,390
Average shareholders' equity	162,127	151,391	136,672	125,340	125,600

Results Of Operations

Interest and dividend income	$ 57,487	$ 55,224	$ 53,718	$ 50,749	$ 50,838
Interest expense	12,113	10,390	9,905	11,663	13,867
Net interest income	45,374	44,834	43,813	39,086	36,971
Provision for loan losses	979	1,785	1,833	1,418	1,652
Net interest income after provision for loan losses	44,395	43,049	41,980	37,668	35,319

Non-interest income	12,349	8,979	7,758	7,566	7,709
Non-interest expense	35,935	30,908	29,211	26,860	25,618

Income before income taxes	20,809	21,120	20,527	18,374	17,410
Income taxes	5,876	5,967	5,914	5,191	4,944
Net income	$ 14,933	$ 15,153	$ 14,613	$ 13,183	$ 12,466
Preferred stock dividends and accretion of discount	---	---	---	---	---
Net income available to common shareholders	$ 14,933	$ 15,153	$ 14,613	$ 13,183	$ 12,466

Per Common Share Data:
Basic earnings per share	$ 2.47	$ 2.53	$ 2.47	$ 2.24	$ 2.13
Diluted earnings per share	$ 2.45	$ 2.50	$ 2.45	$ 2.22	$ 2.12
Cash dividends per share	$ 1.090	$ 1.010	$ 0.905	$ 0.833	$ 0.780
Dividend payout ratio	44.04%	39.86%	36.69%	37.28%	36.62%

Selected Financial Ratios:
Return on total average assets	0.89%	0.98%	1.03%	0.98%	1.00%
Return on total average equity	9.21%	10.01%	10.69%	10.52%	9.93%
Tax-equivalent net interest margin	2.96%	3.19%	3.33%	3.15%	3.23%

Capital Ratios:
Tier 1 leverage capital ratio	8.94%	9.37%	9.30%	9.01%	8.87%
Tier 1 risk-based capital ratio	15.01%	15.55%	15.60%	14.97%	14.15%
Total risk-based capital ratio	16.52%	17.12%	17.24%	16.62%	15.78%
Common equity tier 1	15.01%	15.55%	n/a	n/a	n/a

Asset Quality Ratios:
Net charge-offs to average loans	0.00%	0.14%	0.15%	0.12%	0.23%
Allowance for loan losses to total loans	0.92%	0.95%	0.98%	0.99%	0.99%
Allowance for loan losses to non-performing loans	160.4%	134.7%	73.0%	95.9%	82.1%
Non-performing loans to total loans	0.58%	0.71%	1.34%	1.04%	1.21%

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from their earning asset portfolios. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The tables below provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

Average Balances, Interest and Average Yields/Cost: The following tables present an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

For The Year Ended December 31, 2016

			Weighted
	Average		Average
	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$1,054,687	$41,889	3.97%
Securities (2,3)	521,760	16,823	3.22%
Federal Home Loan Bank stock	24,985	868	3.47%
Total Earning Assets	1,601,432	59,580	3.72%
Non-Interest Earning Assets:
Cash and due from banks	5,485
Allowance for loan losses	(10,061)
Other assets (2)	80,085
Total Assets	$1,676,941
Interest Bearing Liabilities:
Deposits	$ 888,823	$ 6,699	0.75%
Borrowings	524,859	5,414	1.03%
Total Interest Bearing Liabilities	1,413,682	12,113	0.86%
Rate Spread			2.86%
Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	93,757
Other liabilities	7,375
Total Liabilities	1,514,814
Shareholders' equity	162,127
Total Liabilities and Shareholders' Equity	$1,676,941
Net interest income and net interest margin (3)		47,467	2.96%
Less: Tax Equivalent adjustment		(2,093)
Net Interest Income		$45,374	2.83%

For The Year Ended December 31, 2015

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 962,240	$39,545	4.11%
Securities (2,3)	484,527	17,059	3.52%
Federal Home Loan Bank stock	22,320	578	2.59%
Total Earning Assets	1,469,087	57,182	3.89%
Non-Interest Earning Assets:
Cash and due from banks	4,899
Allowance for loan losses	(9,239)
Other assets (2)	76,580
Total Assets	$1,541,327
Interest Bearing Liabilities:
Deposits	$ 843,596	$ 6,097	0.72%
Borrowings	456,669	4,293	0.94%
Total Interest Bearing Liabilities	1,300,265	10,390	0.80%
Rate Spread			3.09%
Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	82,741
Other liabilities	6,930
Total Liabilities	1,389,936
Shareholders' equity	151,391
Total Liabilities and Shareholders' Equity	$1,541,327
Net interest income and net interest margin (3)		46,792	3.19%
Less: Tax Equivalent adjustment		(1,958)
Net Interest Income		$44,834	3.05%

For The Year Ended December 31, 2014

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 881,389	$37,982	4.31%
Securities (2,3)	470,192	17,331	3.69%
Federal Home Loan Bank stock	20,219	290	1.43%

Total Earning Assets	1,371,800	55,603	4.05%
Non-Interest Earning Assets:
Cash and due from banks	4,204
Allowance for loan losses	(8,753)
Other assets (2)	56,958
Total Assets	$1,424,209
Interest Bearing Liabilities:
Deposits	$ 801,224	$ 5,894	0.74%
Borrowings	406,744	4,011	0.99%
Total Interest Bearing Liabilities	1,207,968	9,905	0.82%
Rate Spread			3.23%
Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	72,706
Other liabilities	6,863
Total Liabilities	1,287,537
Shareholders' equity	136,672
Total Liabilities and Shareholders' Equity	$1,424,209
Net interest income and net interest margin (3)		45,698	3.33%
Less: Tax Equivalent adjustment		(1,885)
Net Interest Income		$43,813	3.19%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

Net Interest Margin Analysis: The following table summarizes the net interest margin components, on a quarterly basis, over the past two years.

WEIGHTED AVERAGE RATES	2016				2015
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	3.94%	3.89%	4.03%	4.03%	4.05%	4.08%	4.08%	4.23%
Securities (2,3)	3.01	3.07	3.37	3.46	3.47	3.56	3.43	3.63
Federal Home Loan Bank stock	4.07	3.46	3.23	3.11	3.85	3.21	1.63	1.74
Total Earning Assets	3.65%	3.62%	3.80%	3.83%	3.86%	3.89%	3.83%	3.99%
Interest Bearing Liabilities:
Deposits	0.76	0.78	0.76	0.72	0.71	0.70	0.73	0.75
Borrowings	1.05	1.06	0.99	1.03	1.01	0.93	0.90	0.93
Total Interest Bearing Liabilities	0.86%	0.88%	0.85%	0.83%	0.80%	0.78%	0.80%	0.82%
Rate Spread	2.79%	2.74%	2.95%	3.00%	3.06%	3.11%	3.03%	3.17%
Net Interest Margin (3)	2.89%	2.84%	3.04%	3.09%	3.15%	3.20%	3.12%	3.27%
Net Interest Margin without Tax Equivalent Adjustments	2.77%	2.72%	2.91%	2.95%	3.01%	3.07%	2.99%	3.14%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

Rate/Volume Analysis: The following table presents the effects of rate and volume changes on the fully taxable equivalent net interest income. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate), and (3) changes in volume/rate (change in rate multiplied by change in volume) have been allocated proportionately based on the absolute value of the change due to the rate and the change due to volume.

FOR THE YEAR ENDED DECEMBER 31, 2016 VERSUS 2015

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change
Loans (1,3)	$3,797	$(1,453)	$2,344
Securities (2,3)	1,322	(1,558)	(236)
Federal Home Loan Bank stock	69	221	290
TOTAL EARNING ASSETS	$5,188	$(2,790)	$2,398
Interest bearing deposits	327	275	602
Borrowings	641	480	1,121
TOTAL INTEREST BEARING LIABILITIES	$ 968	$ 755	$1,723
NET CHANGE IN NET INTEREST INCOME	$4,220	$(3,545)	$ 675

(

FOR THE YEAR ENDED DECEMBER 31, 2015 VERSUS 2014

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change
Loans (1,3)	$3,481	$(1,918)	$1,563
Securities (2,3)	529	(801)	(272)
Federal Home Loan Bank stock	30	258	288
TOTAL EARNING ASSETS	$4,040	$(2,461)	$1,579
Interest bearing deposits	312	(109)	203
Borrowings	492	(210)	282
TOTAL INTEREST BEARING LIABILITIES	$ 804	$ (319)	$ 485
NET CHANGE IN NET INTEREST INCOME	$3,236	$(2,142)	$1,094

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on factors affecting the Company’s consolidated results of operations for the years ended December 31, 2016, 2015, and 2014, and financial condition at December 31, 2016, and 2015, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

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

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current general economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, and Part II, Item 8, Notes 1 and 4 of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

Other-Than-Temporary Impairments on Securities: The Company evaluates debt and equity securities within the Company’s available for sale portfolio for other-than-temporary impairment (“OTTI”), at least quarterly. The evaluation of securities for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses.

Refer to Part II, Item 7, Impaired Securities, and Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K, for further discussion and analysis concerning other-than-temporary impairments.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2016, and 2015, there were no valuation allowances for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

FINANCIAL HIGHLIGHTS

•

Total assets in 2016 increased 11.1% to $1,755,349 from $1,580,055 in 2015

•

Total loans in 2016 increased 14.0% to $1,129,064 from $990,070 in 2015

•

2016 diluted earnings per share totaled $2.45 and were net of acquisition and system conversion costs totaling $0.28 per share

•

2016 net interest income, on a tax-equivalent basis, was $47,467 compared $46,792 in 2015

•

Total non-interest income for 2016 was up $3,370 or 38% from 2015.  Excluding securities gains, non-interest income was up $206 compared to 2015

•

Non-performing assets decreased $512, or 7.3% compared to 2015

Lake Sunapee Bank Group Acquisition

On January 13, 2017, the Company completed the previously announced acquisition of Lake Sunapee Bank Group (“LSBG”) was completed. The Company issued 4,163,853 common shares using a fixed exchange ratio of 0.4970 which was based on a stock price of $34.55. Total consideration paid at closing was $182.2 million which reflected the increase in the Company’s stock at the time of closing plus an additional $28 thousand in cash paid for fractional shares.  At completion of the acquisition, LSBG had approximately $1.5 billion in total assets.  Final allocation of the purchase price to the fair value of assets and liabilities acquired is expected to be reported as part of the first quarter of 2017 earnings release and Form 10-Q as of March 31, 2017.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2016 AND 2015

Summary:  In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Net interest income from these products is the Company’s primary source of revenue.  Funding of the Company’s earning assets is achieved through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. The Company’s objective is to optimize its balance sheet position and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company maintains adequate liquidity, under prevailing and forecasted economic conditions, with an efficient and appropriate mix of core deposits, brokered deposits, and borrowed funds.

Securities: The Company maintains a relatively high quality and liquid security portfolio consisting of mortgage-backed securities (“MBS”) issued by U.S. government agencies, U.S. Government-sponsored enterprises and, to a much lesser extent, other non-agency, private-label issuers.  The securities portfolio also includes obligations of state and political subdivisions thereof.  Each investment is evaluated from a return on equity and interest rate risk perspective under the policy guidelines established by the Company’s Board of Directors.  The yield and duration of each security are given careful consideration given the current rising interest rate environment.  Overall, management has positioned the portfolio to provide flexibility in reacting to asset and liability changes as they arise.

Total Securities: At December 31, 2016, total securities amounted to $528,856 compared with $504,969 at December 31, 2015, representing an increase of $23,887, or 4.7%. Securities purchased during 2016 consisted of MBS securities issued and guaranteed by U.S. Government agencies and sponsored enterprises and, to a lesser extent, obligations of state and political subdivisions.  All of the Company’s securities were classified as available for sale as of December 31, 2016 and 2015.

The following table summarizes the securities available for sale portfolio as of December 31, 2016, and 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value
December 31, 2016
Mortgage-backed securities:
US Government-sponsored enterprises	$330,635	$2,682	$4,865	$328,452
US Government agency	76,722	797	613	76,906
Private label	936	207	11	1,132
Obligations of states and political subdivisions thereof	123,832	1,941	3,407	122,366
Total	$532,125	$5,627	$8,896	$528,856

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents MBS issued and guaranteed by U.S. Government-sponsored enterprises, specifically, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. In August of 2011, Standard and Poor’s, a major credit rating agency, downgraded all debt issued and guaranteed by the United States from “AAA” to “AA+”. Accordingly, all of these securities were credit rated “AA+” at December 31, 2016 and 2015. At December 31, 2016, the amortized cost of MBS issued by U.S. Government enterprises comprised 62.1% of the securities portfolio, compared with 61.3% at December 31, 2015.  At December 31, 2016, the Bank’s weighted average yield on MBS issued by U.S. Government-sponsored enterprises amounted to 2.69% compared with 2.81% at December 31, 2015.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents MBS backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association (“GNMA”). All of these securities were credit rated “AA+” at December 31, 2016 and 2015.  At December 31, 2016, the amortized cost of mortgage-backed securities issued by U.S. Government agencies comprised 14.4% of the Bank’s securities portfolio, compared with 15.8% at December 31, 2015.  At December 31, 2016, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 2.64%, compared with 2.95% at December 31, 2015.

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

Most of the Bank’s MBS issued by private-label issuers carry various amounts of credit enhancement, and none are classified as sub-prime MBS pools. All of these securities were purchased prior to 2008 based on the underlying loan characteristics such as loan to value ratios, borrower credit scores, property type and location, and the level of credit enhancement.  At December 31, 2016, the amortized cost of mortgage-backed securities issued by private-label issuers comprised 0.2% of the Bank’s securities portfolio, compared with 0.5% at December 31, 2015.  At December 31, 2016, the weighted average yield on the Bank’s private-label MBS portfolio amounted to 20.78%, compared with 11.59% at December 31, 2015. The unusually high yields were largely attributed to interest received on certain other-than-temporarily impaired securities where the book value was significantly lower than the contractual par value.

At December 31, 2016, $632 of the total amortized cost of the Bank’s private-label MBS portfolio was rated below investment grade by at least one of the major credit rating agencies, compared with $2,032 at December 31, 2015. All of these below investment grade securities had been rated “AAA” by the credit rating agencies at the date of purchase and continued to be rated “AAA” through December 31, 2007. Beginning in 2008, unprecedented market stresses began affecting all MBS (Government agency and private-label) as the economy, in general, and the housing market, in particular, seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private-label MBS, which necessitated OTTI write-downs under existing accounting standards each year from 2008 through 2013. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 4 in this Annual Report on Form 10-K for further information on OTTI.

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

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2016 and 2015, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2016 and 2015 all municipal bond issuers were current on contractually obligated interest and principal payments.

At December 31, 2016, the amortized cost of municipal bonds comprised 23.3% of the Bank’s securities portfolio, compared with 22.4% at December 31, 2015. At December 31, 2016, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 5.49%, compared with 5.57% at December 31, 2015.

Securities Maturity Distribution and Weighted Average Yields:  The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2016. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

	One Year or less		Greater than one year to Five years		Greater than Five to ten years		Greater than ten years		TOTAL
	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield
Mortgage-backed securities:
US Government- sponsored enterprises	$ 21	4.60%	$4,968	3.12%	$13,003	2.99%	$310,460	2.67%	$328,452	2.69%
US Government agency	---	0.00%	193	2.24%	2,345	2.73%	74,368	2.63%	76,906	2.64%
Private label	113	5.48%	45	4.74%	215	77.03%	759	8.07%	1,132	20.78%
Obligations of states and political subdivisions thereof	---	0.00%	1,077	5.07%	2,159	5.92%	119,130	5.49%	122,366	5.49%
Total	$134		$6,283		$17,722		$504,717		$528,856

Securities Concentrations: At December 31, 2016 and 2015, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 2% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2016, amounted to an excess of $8,896 or 1.7% of the total amortized cost of the securities portfolio. At December 31, 2015, this amount represented an excess of $3,041 or 0.6% of the total amortized cost of the securities portfolio. As of December 31, 2016, unrealized losses on securities in a continuous unrealized loss position more than twelve months amounted to $803, compared with $1,161 at December 31, 2015. The decrease in net unrealized losses was attributed to changes in long-term interest rates and pricing spreads at December 31, 2016, compared with December 31, 2015, which unfavorably impacted the fair value of the Bank’s fixed income portfolio.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 4 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Federal Home Loan Bank Stock

The Bank is a member of the FHLB, which is a cooperatively owned wholesale bank for housing and finance in the six New England states. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 440 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  The Bank uses the FHLB for most of its wholesale funding needs.

At December 31, 2016, the Bank’s investment in FHLB stock totaled $25,331, compared with $21,479 at December 31, 2015, representing an increase of $3,852, or 17.9%. The foregoing increase was attributed to increased FHLB borrowing levels during 2016. Additionally, during 2016 shares held in excess of the minimum required amount were redeemed at par value.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. The ratio of the FHLB’s market value of equity to its par value of capital stock was 148% at December 31, 2016, compared with 143% at December 31, 2015.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of December 31, 2016, and was classified as adequately capitalized by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at September 30, 2016.  Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2016. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan fees and costs, as of December 31 over the past five years.

	2016	2015	2014	2013	2012
Commercial real estate mortgages	$ 403,594	$371,002	$325,949	$336,542	$324,493
Commercial and industrial	103,586	79,911	73,893	73,972	59,373
Commercial construction and land development	14,695	24,926	25,421	18,129	22,120
Agricultural and other loans to farmers	31,808	31,003	30,471	26,929	24,922
Total commercial loans	553,683	506,842	455,734	455,572	430,908

Residential real estate mortgages	506,612	408,401	382,678	317,115	297,103
Home equity loans	46,921	51,530	51,795	49,565	53,303
Other consumer loans	6,172	7,949	12,140	14,523	19,001
Total consumer loans	559,705	467,880	446,613	381,203	369,407

Tax exempt loans	15,846	15,244	16,693	16,355	15,244

Net deferred loan costs and fees	(170)	104	(16)	(273)	(555)
Total loans	1,129,064	990,070	919,024	852,857	815,004
Allowance for loan losses	(10,419)	(9,439)	(8,969)	(8,475)	(8,097)
Total loans net of allowance for loan losses	$1,118,645	$980,631	$910,055	$844,382	$806,907

At December 31, 2016, commercial loans comprised 49.0% of the total loan portfolio, compared with 51.2% at December 31, 2015. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 49.6% of total loans at December 31, 2016, compared with 47.3% at December 31, 2015.

Commercial Loans: The Bank offers a variety of commercial lending products including term loans and lines of credit. The Bank offers a broad range of commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. Commercial loans are provided primarily to organizations and sole proprietors in the tourism, hospitality, healthcare, blueberry, boatbuilding, biological research, insurance, and fishing industries, as well as to other small and mid-size businesses associated with the coastal communities of Maine.

At December 31, 2016, total commercial loans amounted to $553,683, compared with $506,842 at December 31, 2015, representing an increase of $46,841, or 9.2%.

Commercial loan growth has generally been challenged by continued economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the growth of commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a resilient local economy that has been faring better than the nation as a whole.

Reflecting the Bank’s business region, at December 31, 2016, approximately $127,676 or 31.6% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry, compared with $95,330 or 25.7% at December 31, 2015. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Consumer Loans: At December 31, 2016, total consumer loans stood at $559,705 compared with $467,880 at December 31, 2015, representing an increase of $91,825, or 19.6%. At December 31, 2016, residential real estate mortgage loans represented 90.5% of total consumer loans, compared with 87.3% at December 31, 2015.

Residential real estate mortgage loans totaled $506,612 as of December 31, 2016, compared with $408,401 at December 31, 2015, representing an increase of $98,211, or 24.0%.  The increase in residential real estate mortgage loans was aided by the purchased loans. Loans originated and closed by the Bank during 2016 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

Home equity loans totaled $46,921 at December 31, 2016, compared with $51,530 at December 31, 2015, representing a decline of $4,069, or 8.9%. The Bank did not aggressively campaign for home equity loans during 2016.

Loans to individuals for household, family and other personal expenditures (“other consumer loans”) totaled $6,172 at December 31, 2016, compared with $7,949 at December 31, 2015, representing a decline of $1,777, or 22.4%. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank does not campaign aggressively for consumer installment loans.

Tax Exempt Loans: Tax-exempt loans totaled $15,846 at December 31, 2016, compared with $15,244 at December 31, 2015, representing an increase of $602, or 3.9%. Tax-exempt loans include loans to local government municipalities, not-for-profit organizations, and other organizations that qualify for tax-

exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes, etc.). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

Loan Concentrations: Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2016, approximately $128,680 or 11.4% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $98,231 or 9.9% at December 31, 2015. Loan concentrations continued to principally reflect the Bank’s business region.

Mortgage Loan Servicing: The Bank, from time to time, will sell residential mortgage loans to other institutions and investors such as the FHLMC. In prior years, the Bank has generally sold fixed rate, long term residential mortgage loans, as a means of managing interest rate risk. The sale of loans also allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2016, the unpaid balance of mortgage loans serviced for others totaled $9,501 compared with $11,175 at December 31, 2015, representing a decline of $1,674 or 15.0%.

Loan Portfolio Interest Rate Composition:  The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2016 and 2015:

	2016	2015
Commercial:
Fixed	$ 88,428	$ 87,347
Variable	465,405	419,560
Total	$ 553,833	$506,907

Tax exempt:
Fixed	$ 7,585	$ 6,939
Variable	8,026	8,293
Total	$ 15,611	$ 15,232

Consumer:
Fixed	$ 453,744	$352,687
Variable	105,876	115,245
Total	$ 559,620	$467,932

Total loans:
Fixed	$ 549,757	$446,972
Variable	579,307	543,098
Total	$1,129,064	$990,070

At December 31, 2016, fixed and variable rate loans comprised 48.7% and 51.3% of the loan portfolio, respectively, compared with 45.1% and 54.9% at December 31, 2015.

Loan Maturities and Re-pricing Distribution:  The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2016 and 2015. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2016	2015
One year or less	$ 289,786	$306,977
Over 1 - 5 years	231,606	196,431
Over 5 years	607,672	486,662
Total loans	$1,129,064	$990,070

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

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Closed-end non-residential mortgage loan losses are recognized no later than the point at which a loan is 120 days past due, and open-end retail loan losses are recognized no later than the point at which a loan is 180 days past due. Residential mortgage loan losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans, the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of “Pass,” “Other Assets Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss.”

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

	2016	2015	2014	2013	2012
Commercial real estate mortgages	$2,564	$1,279	$ 3,156	$2,046	$1,888
Commercial and industrial loans	284	292	624	793	818
Commercial construction and land development	---	1,111	1,328	1,913	2,359
Agricultural and other loans to farmers	31	16	84	56	664
Total commercial loans	2,879	2,698	5,192	4,808	5,729

Residential real estate mortgages	3,419	3,452	6,051	3,227	3,017
Home equity loans	90	820	1,029	745	814
Other consumer loans	108	10	16	60	72
Total consumer loans	3,617	4,282	7,096	4,032	3,903

Total non-accrual loans	6,496	6,980	12,288	8,840	9,632
Accruing loans contractually past due 90 days or more	---	28	---	---	235
Total non-performing loans	$6,496	$7,008	$12,288	$8,840	$9,867

Allowance for loan losses to non-performing loans	160.4%	134.7%	73.0%	95.9%	82.1%
Non-performing loans to total loans	0.58%	0.71%	1.34%	1.04%	1.21%
Allowance to total loans	0.92%	0.95%	0.98%	0.99%	0.99%

At December 31, 2016, total non-performing loans amounted to $6,496, compared with $7,008 at December 31, 2015, representing a decline of $512, or 7.3%.

Non-performing commercial real estate mortgages totaled $2,564 at December 31, 2016, representing an increase of $1,285, or 100.5%, compared with December 31, 2015. The increase was due to the reclassification of a non-performing commercial construction and land development loan that was completed in 2016. At December 31, 2016, non-performing commercial real estate mortgages were represented by 15 business relationships, with outstanding balances ranging from $31 to $637.

Non-performing commercial and industrial loans totaled $284 at December 31, 2016, representing a decline of $8, or 2.7%, compared with December 31, 2015.  At December 31, 2016, non-performing commercial and industrial loans were represented by four business relationships, with outstanding balances ranging from $11 to $170.

Non-performing commercial construction and land development loans totaled zero at December 31, 2016, representing a decline of $1,111, or 100%, compared with December 31, 2015. At December 31, 2015, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. This loan was reclassified to non-performing commercial real estate mortgages during 2016.

Non-performing agricultural and other loans to farmers totaled $31 at December 31, 2016, representing an increase of $15, or 93.8%, compared with December 31, 2015. At December 31, 2016, non-performing agricultural and other loans to farmers were represented by one loan, with an outstanding balance of $31.

Non-performing residential real estate mortgage loans totaled $3,419 at December 31, 2016, representing a decline of $33, or 1.0%, compared with December 31, 2015. At December 31, 2016, non-performing residential real estate mortgage loans were represented by 40 conventional 1-4 family mortgage loans, with outstanding balances ranging from $9 to $472.

Non-performing home equity loans totaled $90 at December 31, 2016, representing a decline of $730, or 89.0%, compared with December 31, 2015. At December 31, 2016, non-performing home equity loans were represented by five relationships with outstanding balances ranging from $7 to $44.

Non-performing other consumer  loans totaled $108 at December 31, 2016, representing an increase of $98, or 980.0%, compared with December 31, 2015. At December 31, 2016, non-performing other consumer loans were represented by six relationships with outstanding balances ranging from $1 to $83.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the loan portfolio as of December 31, 2016, Bank management is cognizant of the still-recovering real estate market and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $6,103 and $1,857 at December 31, 2016, and 2015, or 0.54% and 0.19% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

In addition the non-performing and delinquent loans discussed above, at December 31, 2016, the Bank identified 34 commercial relationships totaling $20,299, or 1.8% of total loans, as other potential problem loans (i.e. loans classified as sub-standard that were not delinquent or non-performing). At December 31, 2015, the Bank identified 32 commercial relationships totaling $19,774 as potential problem loans, or 2.0% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At December 31, 2016, the allowance for loan losses (the “allowance”) stood at $10,419, compared with $9,439 at December 31, 2015, representing an increase of $980, or 10.4%. The increase in the allowance from December 31, 2015 was largely attributed to loan growth combined with changes in the overall mix of non-performing and other potential problem loans.

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $3,268 as of December 31, 2016, compared with $1,999 as of December 31, 2015, representing an increase of $1,269 or 63.5%. The related allowances for loan losses on these impaired loans amounted to $369 and $312 as of December 31, 2016 and 2015, respectively.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $286, $117, and $58 for the years ended December 31, 2016, 2015 and 2014, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2016 compared with 2015.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2016, is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

	2016	2015	2014	2013	2012

Balance at beginning of period	$ 9,439	$ 8,969	$ 8,475	$ 8,097	$ 8,221
Charge-offs:
Commercial real estate mortgages	133	667	238	214	474
Commercial and industrial	90	323	475	405	102
Commercial construction and land development	---	---	---	---	344
Agricultural and other loans to farmers	---	72	14	81	160
Residential real estate mortgages	141	70	650	406	568
Other consumer loans	37	111	191	120	294
Home equity loans	10	376	52	29	92
Tax exempt loans	---	---	---	---	---
Total charge-offs	411	1,619	1,620	1,255	2,034

Recoveries:
Commercial real estate mortgages	40	$ 98	$ 85	$ 105	$ 9
Commercial and industrial loans	242	36	16	23	25
Commercial construction and land development	---	---	---	---	---
Agricultural and other loans to farmers	47	18	130	37	82
Residential real estate mortgages	44	129	12	7	104
Other consumer loans	29	22	37	23	38
Home equity loans	10	1	1	20	---
Tax exempt loans	---	---	---	---	---
Total recoveries	412	304	281	215	258

Net (recoveries) charge-offs	(1)	1,315	1,339	1,040	1,776
Provision charged to operations	979	1,785	1,833	1,418	1,652
Balance at end of period	$ 10,419	$ 9,439	$ 8,969	$ 8,475	$ 8,097

Average loans outstanding during period	$1,054,687	$962,240	$881,389	$839,010	$779,800

Annualized net charge-offs to average loans outstanding	0.00%	0.14%	0.15%	0.12%	0.23%

For the year ended December 31, 2016, total net loan recoveries amounted to $1, compared to net charge-offs of $1,315 in 2015, representing a decline of $1,316 or 100.1%. Total net charge-offs to average loans outstanding amounted to 0.00% in 2016, compared with 0.14% in 2015.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans
Commercial and Industrial, and agricultural	$ 1,900	11.99%	$1,543	11.20%	$1,206	11.35%	$1,601	11.83%	$1,329	10.35%
Commercial and Consumer real estate mortgages:
Real estate-construction and development	79	1.30%	184	2.52%	145	2.77%	314	2.13%	515	2.71%
Real estate-mortgage	8,289	84.76%	7,554	83.76%	7,453	82.74%	6,255	82.42%	5,905	82.74%
Installments and other loans to individuals	99	0.55%	111	0.98%	94	1.32%	137	1.70%	207	2.33%
Tax exempt	52	1.40%	47	1.54%	71	1.82%	168	1.92%	141	1.87%
TOTAL	$10,419	100.00%	$9,439	100.00%	$8,969	100.00%	$8,475	100.00%	$8,097	100.00%

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

The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and quarterly thereafter.  At December 31, 2016, the Bank had four BOLI carriers which were credit rated by Standard & Poor’s as “AA-” or higher (i.e., “high grade investments”).

At December 31, 2016, the cash surrender value of BOLI amounted to $24,450, compared with $23,747 at December 31, 2015, representing an increase of $703, or 3.0%. The increase in BOLI was attributed to increases in the cash surrender value of the BOLI policies.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, deferred income taxes and other real estate owned. At December 31, 2016, total other assets amounted to $21,274, compared with $13,900 at December 31, 2015, representing an increase of $7,374 or 53.1%.  The increase was principally due to an increase in deferred tax assets reflecting lower unrealized security gains in 2016 as compared to 2015.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, certificates of deposit obtained from the national market, borrowings from the FHLB, of which it is a member, Fed funds purchased and borrowing from the Federal Reserve Bank of Boston, subordinated debt and securities sold under agreements to repurchase.

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

Total Deposits: At December 31, 2016, total deposits amounted to $1,050,300 compared with $942,787 at December 31, 2015, representing an increase of $107,513, or 11.4%. Total demand deposit and other interest bearing deposit, NOW accounts, and savings and money market accounts increased $87,805 or 16.1%, while time deposits increased $19,708, or 5.0%, compared with December 31, 2015.

Demand Deposits: The Bank’s demand deposits are principally business accounts. At December 31, 2016, total demand deposits amounted to $98,856, compared with $86,577 at December 31, 2015, representing an increase of $12,279, or 14.2%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2016, total average demand deposits amounted to $93,757 compared with $82,741 in 2015, representing an increase of $11,016, or 13.3%. The increase in average demand deposits was largely attributed to a relatively strong tourist season in the local communities served by the Bank combined with new customer relationships.

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

NOW Accounts: The Bank offers interest bearing NOW accounts to individuals and not-for-profit organizations. At December 31, 2016, total NOW accounts amounted to $175,150, compared with $160,394 at December 31, 2015, representing an increase of $14,756, or 9.2%. For the year ended December 31, 2016, average NOW accounts amounted to $161,494, compared with $149,117 in 2015, representing an increase of $12,377, or 8.3%.

Savings and Money Market Deposits:  At December 31, 2016, total savings and money market accounts amounted to $359,857, compared with $299,087 at December 31, 2015, representing an increase of $60,770, or 20.3%.  For the year ended December 31, 2016, average savings and money market accounts amounted to $312,982, compared with $266,929 in 2015, representing an increase of $46,053 or 17.3%. This increase was principally attributed to both new and existing customer relationships.

Time Deposits: At December 31, 2016, total time deposits amounted to $416,437, compared with $396,729 at December 31, 2015, representing an increase of $19,708, or 5.0%. The increase in time deposits was primarily due to an increase in jumbo time deposits, compared with December 31, 2015. A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB and the Federal Reserve Bank of Boston.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits	$ 93,757	---%	$ 82,741	---%
NOW accounts	161,494	0.20	149,117	0.20
Savings and money market deposits	312,982	0.33	266,929	0.29
Time deposits	414,347	1.29	427,550	1.18
Total deposits	$982,580		$926,337

The following table summarizes the maturity distribution of time deposits of $100 or greater as of December 31 2016:

Amount
Less than 3 months	$ 32,540
Over three to six months	9,863
Over six to twelve months	30,279
Over twelve months	39,362
$112,044

Time deposits in denominations of $100 or greater totaled $112,044 at December 31, 2016, compared with $93,481 at December 31, 2015, representing an increase of $18,563, or 19.9%.

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

Junior Subordinated Debentures: In the second quarter of 2008, the Bank issued $5,000 aggregate principal amount of subordinated debt securities. These securities qualify as Tier 2 capital for the Bank and the Company and were issued to help support future earning asset growth without jeopardizing the

Bank’s historically strong capital position. The subordinated debt securities are due in 2023, but are callable quarterly by the Bank after five years without penalty. The rate of interest on these securities is three month Libor plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet.

Total Borrowings: At December 31, 2016, total borrowings amounted to $536,596, compared with $474,791 at December 31, 2015, representing an increase of $61,805, or 13.0%. The increase in borrowings was principally utilized to help fund the Bank’s earning asset growth.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2016 the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

The Company’s Shelf Registration expired on November 3, 2012. The Company has not decided whether to file a new shelf registration statement and does not have any current plans to raise additional capital; however, the Company does recognize that financial flexibility is important and that a shelf registration filed with the SEC can be a prudent capital management tool should the need or opportunity to raise capital on attractive terms arise and, therefore, the Company may consider the filing of a new shelf registration with the SEC on terms similar to the Shelf Registration or other terms during 2017 or in other future years.

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

As of December 31, 2016, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier 1 of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier 1 capital to total risk-weighted assets of 8.0%

•

Tier 1 capital to average assets  (“Leverage Ratio”) of 5.0%

The following table sets forth the Company's regulatory capital at December 31, 2016 and 2015, under the rules applicable at that date.

	2016		2015
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 to Risk Weighted Assets	$155,905	15.01%	$145,400	15.55%
Regulatory Requirement	46,742	4.50	42,071	4.50
Excess over "adequately capitalized"	$109,163	10.51%	$103,329	11.05%

Tier 1 Capital to Risk Weighted Assets	$155,905	15.01%	$145,400	15.55%
Regulatory Requirement	62,323	6.00	56,095	6.00
Excess over "adequately capitalized"	$ 93,582	9.01%	$ 89,305	9.55%

Tier 1 Capital to Average Assets	$171,558	16.52%	$160,042	17.12%
Regulatory Requirement	83,097	8.00	74,793	8.00
Excess over "adequately capitalized"	$ 88,461	8.52%	$ 85,249	9.12%

Tier 1 Capital to Average Assets (Leverage)	$155,905	8.94%	$145,400	9.37%
Regulatory Requirement	69,722	4.00	62,087	4.00
Excess over "adequately capitalized"	$ 86,183	4.94%	$ 83,313	5.37%

As more fully disclosed in Note 14 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards.

Shareholders’ Equity: At December 31, 2016, total shareholders’ equity amounted to $156,740, compared with $154,152 at December 31, 2015, representing an increase of $2,588, or 1.7%. The increase in shareholder’s equity was attributed to an $8,299 increase in retained earnings offset by a $7,955 decline in accumulated other comprehensive income. This decline was principally the result of a reduction in unrealized gains in the Bank’s securities portfolio, which changed from a tax effected unrealized gain of $5,713 at December 31, 2015 to a tax effected unrealized loss of $2,125 at December 31, 2016, largely resulting from interest rate movements between reporting periods.

Trends, Events or Uncertainties: There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s capital resources, liquidity, or financial condition.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a 24 month program to repurchase up to 450,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding.  The Company’s Board of Directors authorized the continuance of this program for additional 24 month periods in August 2010, 2012 and 2014.  On August 16, 2016, the Company’s Board of Directors authorized the continuance of this program through August 17, 2018.

Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of December 31, 2016, the Company had repurchased 173,794 shares of stock under this plan, at a total cost of $3,465 and an average price of $19.94 per share. During 2016, the Company repurchased 15,381 shares under the plan, at a total cost of $497 and an average price of $32.30. The Company records repurchased shares as treasury stock.

Cash Dividends:  The Company has historically paid regular quarterly cash dividends on its common stock. Each quarter, the Board of Directors may declare the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook, the strength of its balance sheet, its need for funds, and other relevant factors. There can be no assurance that dividends on the Company’s common stock will be paid in the future.

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2016, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $6,577 compared with $6,040 in 2015. The Company’s 2016 dividend payout ratio amounted to 44.0%, compared with 39.9% in 2015. The total regular cash dividends paid in 2016 amounted to $1.09 per common share of common stock, compared with $1.01 in 2015, representing an increase of $0.08 per share, or 7.9%.

In the first quarter of 2017, the Company declared a regular cash dividend of $0.28 per share of common stock, representing an increase of $0.015 or 5.7%, compared with the first quarter of 2016. Based on the December 31, 2016 price of the Company’s common stock of $47.33 per share, the dividend yield amounted to 2.37%.

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

The Company is also obligated to make payments on operating leases for its retail branch offices in Somesville and Topsham, Maine, as well as office space in Hampden and Rockland, Maine.

Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings. The following table summarizes the Company’s contractual obligations at December 31, 2016.

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Borrowings from Federal Home Loan Bank	$509,816	$372,700	$115,750	$21,000	$ 366
Fed Funds Purchased	---	---	---	---	---
Securities sold under agreements to repurchase	21,780	21,780	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	1,704	271	485	427	521
Total	$538,300	$394,751	$116,235	$21,427	$5,887

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2016, the Bank had $17,000 in callable advances.

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

At December 31, 2016 and 2015, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2016 and 2015, commitments under existing standby letters of credit totaled $385. The fair value of the standby letters of credit was not significant as of the foregoing dates.

Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and certain financial derivative instruments.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

	2016	2015

Commitments to originate loans	$ 41,731	$ 41,529
Unused lines of credit	98,823	97,283
Un-advanced portions of construction loans	20,330	12,719
Total	$160,884	$151,531

Financial Derivative Instruments: As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that change in interest rates does not have a significant adverse effect on net interest income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements, interest rate floor agreements and interest rate cap agreements.

At December 31, 2016 and 2015, the Bank had four outstanding, off balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At December 31, 2016, liquidity, as measured by the basic surplus model, was 9.2% over the 30-day horizon and 8.7% over the 90-day horizon.

At December 31, 2016, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $221,440. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2016, the Bank’s available secured line of credit at the FRB stood at $130,979 or 7.5% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

AVERAGE BALANCES, INTEREST, AVERAGE YIELDS/COST AND RATE/VOLUME ANALYSIS

Tables with the above information are presented in Item 6 of this report.

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

Total Net Interest Income: For the year ended December 31, 2016, net interest income on a tax-equivalent basis amounted to $47,467 compared with $46,792 in 2015, representing an increase of $675, or 1.4%.  The increase in 2016 tax-equivalent net interest income was attributed to average earning asset growth of $132,345 or 9.0%, as the net interest margin declined 23 basis points compared with 2015.

For the year ended December 31, 2015, net interest income on a tax-equivalent basis amounted to $46,792 compared with $45,698 in 2015, representing an increase of $1,094, or 2.4%. The increase in 2016 tax-equivalent net interest income was attributed to average earning asset growth of $97,287 or 7.1%, as the net interest margin declined 14 basis points compared with 2014.

For the year ended December 31, 2016, the tax equivalent net interest margin amounted to 2.96%, compared with 3.19% in 2015, representing a decline of 23 basis points. The decline in the net interest margin was principally attributed to a 17 basis point decline in the weighted average earning asset yield, as well as a six basis point increase in the weighted average cost of interest bearing liabilities.

For the year ended December 31, 2015, the tax equivalent net interest margin amounted to 3.19%, compared with 3.33% in 2014, representing a decline of fourteen basis points. The decline in the net interest margin was principally attributed to a 16 basis point decline in the weighted average earning asset yield, partially offset by a two basis point decline in the weighted average cost of interest bearing liabilities.

Interest and Dividend Income: For the year ended December 31, 2016, total interest and dividend income on a tax-equivalent basis amounted to $59,580, compared with $57,182 in 2015, representing an increase of $2,398, or 4.2%. The increase in interest and dividend income was attributed to average interest earning asset growth of $132,345 or 9.0%, partially offset by a decline in the weighted average earning asset yield of 17 basis points to 3.72%.

For the year ended December 31, 2015, total interest and dividend income on a tax-equivalent basis amounted to $57,182, compared with $55,603 in 2014, representing an increase of $1,579, or 2.8%. The increase in interest and dividend income was attributed to average earning growth of $97,287 or 7.1%, as the weighted average earning asset yield remained unchanged at 3.89%.

For the year ended December 31, 2016, tax-equivalent interest income from the securities portfolio amounted to $16,823, compared with $17,059 in 2015, representing a decline of $236, or 1.4%. This decline was principally attributed to a 30 basis point decline in the weighted average securities yield to 3.22%, but was largely offset by a $37,233 or 7.7% increase in total average securities, compared with 2015.

For the year ended December 31, 2015, tax-equivalent interest income from the securities portfolio amounted to $17,059, compared with $17,331 in 2014, representing an increase of $272 or 1.6%. This increase was principally attributed to a 17 basis point increase in the weighted average securities yield to 3.52%, but was largely offset by a $14,335 or 3.0% increase in total average securities, compared with 2014.  The decline in the weighted average securities yield was largely attributed to the replacement of MBS cash flows in a still-historically low interest rate environment, combined with management’s 2015 efforts to lower the duration of the securities portfolio.

For the year ended December 31, 2016, tax-equivalent interest income from the loan portfolio amounted to $41,889, compared with $39,545 in 2015, representing an increase of $2,344, or 5.9%. This increase was attributed to average loan portfolio growth of $92.447 or 9.6%, partially offset by a decline in the weighted average loan yield of 14 basis points to 3.97%.

For the year ended December 31, 2015, tax-equivalent interest income from the loan portfolio amounted to $39,545, compared with $37,982 in 2014, representing an increase of $1,563, or 4.1%. This increase was attributed to average loan portfolio growth of $80,851 or 9.2%, partially offset by a decline in the previously discussed weighted average loan yield of 20 basis points to 4.11%.

Interest Expense: For the year ended December 31, 2016, total interest expense amounted to $12,113, compared with $10,390 in 2015, representing an increase of $1,723, or 16.6%. This increase was principally attributed to a $113,417 or 8.7% increase in average interest bearing liabilities, and to a lesser extent a six basis point increase in the weighted average cost of interest bearing liabilities to 0.86%, compared with 2015.

The 2016 increase in the average cost of interest bearing liabilities was principally attributed to increases in the weighted average cost borrowings, which increased nine basis points to 1.03%, principally reflecting the maturity of higher cost, long-term borrowings that were replaced in a historically low interest rate environment.

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

For the year ended December 31, 2016, the Bank recorded a provision of $979, compared with $1,785 in 2015, representing a decline of $806 or 45.2%. The decline in the provision was largely attributed to lower levels of non-performing loans and loan charge-off experience, combined with relatively stable credit quality metrics.

For the year ended December 31, 2015, the Bank recorded a provision of $1,785, compared with $1,833 in 2014, representing a decline of $48, or 2.6%. The moderate decline in the provision was attributed to lower levels of non-performing loans and loan charge-off experience, combined with relatively stable credit quality metrics.

Refer to Part II, Item 7, Non-performing Loans, Potential Problem Loans and the Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis related to the provision for loan losses.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2016, non-interest income represented 21.5% of total net interest income and non-interest income, compared with 16.7% and 15.0% in 2015 and 2014, respectively.

For the year ended December 31, 2016, total non-interest income amounted to $12,349, compared with $8,979 in 2015, representing an increase of $3,370, or 37.5%.

For the year ended December 31, 2015, total non-interest income amounted to $8,979, compared with $7,758 in 2014, representing an increase of $1,221, or 15.7%.

Trust and Financial Services Income: Income from trust and financial services represented 31.0% of the Company’s total non-interest income in 2016, compared with 43.3% and 51.3% in 2015 and 2014, respectively. Income from trust and financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody and, to a lesser extent, revenue from retail brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2016, income from trust and other financial services amounted to $3,829, compared with $3,888, in 2015, representing a decline of $59, or 1.5%. This decline was attributed to lower levels of revenue from retail brokerage activities.

For the year ended December 31, 2015, income from trust and other financial services amounted to $3,888, compared with $3,976, in 2014, representing a decline of $88, or 2.2%. This decline was attributed to lower levels of revenue from retail brokerage activities.

At December 31, 2016, total assets under management stood at $402,759, compared with $377,533 at December 31, 2015, representing an increase of $25,226, or 6.7%. The increase in assets under management was principally reflective of the broad increases experienced by the equity markets during 2016, as well as new managed asset accounts.

Service Charges on Deposit Accounts: This income is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine (“ATM”) fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 7.0% of total 2016 non-interest income, compared with 9.9% and 12.5% in 2015 and 2014, respectively.

For the year ended December 31, 2016, income generated from service charges on deposit accounts amounted to $866, compared with $892 and $971 in 2015 and 2014, representing declines of $26 and $79, or 2.9% and 8.1%, respectively. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product and merchant credit and debit card processing fees. Income from debit card service charges and fees represented 14.4% of total 2016 non-interest income, compared with 18.9% and 20.4% in 2015 and 2014, respectively.

For the year ended December 31, 2016, credit and debit card service charges and fees amounted to $1,782, compared with $1,694 in 2015, representing an increase of $88, or 5.2%. This increase was principally attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

For the year ended December 31, 2015, debit card service charges and fees amounted to $1,694, compared with $1,584 in 2014, representing an increase of $110, or 6.9%. This increase was principally attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the year ended December 31, 2016, total realized securities gains amounted to $4,498, compared with $1,334 in 2015, representing an increase of $3,164, or 237.2%. The realized securities gains largely reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile, while simultaneously generating income.

For the year ended December 31, 2015, total realized securities gains amounted to $1,334, compared with $403 in 2014, representing an increase of $931, or 231.0%. The realized securities gains largely reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile, while simultaneously generating income.

Further information regarding securities gains and losses is incorporated by reference to Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income principally includes income from bank-owned life insurance, representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income also includes a variety of miscellaneous service charges and fees including fees for non-customer ATM transactions. Other operating income represented 11.1% of total 2016 non-interest income, compared with 13.0% and 10.6% in 2015 and 2014, respectively.

For the year ended December 31, 2016, total other operating income amounted to $1,374, compared with $1,171 in 2015, representing an increase of $203, or 17.3%.

For the year ended December 31, 2015, total other operating income amounted to $1,171, compared with $824 in 2014, representing an increase of $347, or 42.1%. The 2015 increase in other operating income was principally attributed to income relating to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) during the first quarter of 2015.

Non-interest Expense

For the year ended December 31, 2016, total non-interest expense amounted to $35,935, compared with $30,908 and $29,211 in 2015 and 2014, representing increases of $5,027 and $1,697, or 16.3% and 5.8%, respectively.

Salaries and Employee Benefits: For the year ended December 31, 2016, total salaries and employee benefits expense amounted to $19,775, compared with $17,884 and $16,836 in 2015 and 2014, representing increases of $1,891 and $1,048, or 10.6% and 6.2%, respectively.  The increase in 2016 was due to strategic hires at the executive and senior level positions within the risk management and information technology departments, along with normal increases in base salaries and employee health insurance costs.  The increase in 2015 was due to normal increases in base salaries and higher levels of employee health insurance costs, higher levels of employee incentive and equity compensation, as well as increases in staffing levels.

Occupancy Expense: For the year ended December 31, 2016, total occupancy expense amounted to $2,334, compared with $2,248 and $2,143 in 2015 and 2014, representing increases of $86 and $105, or 3.8% and 4.9%, respectively. The increases were largely attributed to higher levels of building improvement expenses, as well as higher levels of utilities expense and grounds maintenance.

Furniture and Equipment Expense: For the year ended December 31, 2016, total furniture and equipment expense amounted to $2,276, compared with $2,321 and $2,166 in 2015 and 2014, representing a decrease of $45 or 1.9% and an increase of $155, or 7.2%, respectively.

Debit Card Expenses: These expenses relate to the Bank’s Visa debit card processing activities. For the year ended December 31, 2016, total debit card expense amounted to $495 compared with $452 and

$429 in 2015 and 2014, representing increases of $43 and $23, or 9.5% and 5.4%, respectively. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from debit card activity.

Other Operating Expense: For the year ended December 31, 2016, total other operating expenses amounted to $10,250, compared with $7,170 in 2015, representing an increase of $3,080, or 43.0%.  The increase was principally due to $2,650 of merger related and system conversion costs in 2016 associated with the Lake Sunapee Bank Group acquisition.

For the year ended December 31, 2015, total other operating expenses amounted to $7,170, compared with $6,938 in 2014, representing an increase of $232, or 3.3%. The increase was principally due to higher professional services and shareholder related expenses in 2015.

Income Taxes

The effective tax rate was 28.2%, 28.3%, and 28.8% in 2016, 2015, and 2014, respectively.  The effective tax rate remained relative flat in 2016 as compared to 2015, which reflected the impact of 2016 security gains offset by merger-related expenses.  The slightly higher effective tax rate in 2014 was reflective of a lower proportion of tax advantaged-income.

Impact of New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for the recently adopted accounting standards and accounting standards pending adoption.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2016, over one and two-year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.25% to 0.50%, and the two-year U.S. Treasury note of 1.05% at December 31, 2015, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case.

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (86)	$(982)
Net interest income (%)	-0.18%	-2.06%
Year 2
Net interest income ($)	$(1,530)	$(3,624)
Net interest income (%)	-3.22%	-7.63%

As more fully discussed below, the December 31, 2016, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2016, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bar Harbor Bankshares

We have audited the accompanying consolidated balance sheet of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Boston, Massachusetts

March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheet of Bar Harbor Bankshares and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, and the results of their operations and their cash flows for the year in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Boston, Massachusetts
March 16, 2015

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(in thousands, except share and per share data)

	2016	2015
Assets
Cash and cash equivalents	$ 8,439	$ 9,720
Securities available for sale, at fair value	528,856	504,969
Federal Home Loan Bank stock	25,331	21,479
Loans	1,129,064	990,070
Allowance for loan losses	(10,419)	(9,439)
Loans, net of allowance for loan losses	1,118,645	980,631
Premises and equipment, net	23,419	20,674
Goodwill	4,935	4,935
Bank owned life insurance	24,450	23,747
Other assets	21,274	13,900
TOTAL ASSETS	$1,755,349	$1,580,055

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 98,856	$ 86,577
NOW accounts	175,150	160,394
Savings and money market deposits	359,857	299,087
Time deposits	416,437	396,729
Total deposits	1,050,300	942,787
Short-term borrowings	394,480	333,909
Long-term advances from Federal Home Loan Bank	137,116	135,882
Junior subordinated debentures	5,000	5,000
Other liabilities	11,713	8,325
TOTAL LIABILITIES	1,598,609	1,425,903

Commitments and Contingencies (Note 17)

Shareholders' equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 6,788,407 shares
at December 31, 2016 and December 31, 2015	13,577	13,577
Surplus	23,027	21,624
Retained earnings	130,489	122,260
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($217) and ($249), at December 31, 2016
and December 31, 2015,respectively	(403)	(463)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax
of ($1,214) and $2,828, at December 31, 2016 and December 31, 2015 respectively	(2,255)	5,251
Portion of OTTI attributable to non-credit gains, net of tax of $70 and $249, at
December 31, 2016 and December 31, 2015, respectively	130	462
Net unrealized depreciation on derivative instruments, net of tax
of $968 and $873, at December 31, 2016 and December 31, 2015, respectively	(1,798)	(1,621)
Total accumulated other comprehensive income	(4,326)	3,629
Less: cost of 711,344 and 778,196 shares of treasury stock at December 31, 2016 and
December 31, 2015, respectively	(6,027)	(6,938)

TOTAL SHAREHOLDERS' EQUITY	156,740	154,152

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,755,349	$1,580,055

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands, except share and per share data)

	2016	2015	2014
Interest and dividend income:
Interest and fees on loans	$41,653	$39,303	$37,739
Interest on securities	14,966	15,343	15,689
Dividends on FHLB stock	868	578	290
Total interest and dividend income	57,487	55,224	53,718

Interest expense:
Deposits	6,699	6,097	5,894
Short-term borrowings	1,942	983	667
Long-term debt	3,472	3,310	3,344
Total interest expense	12,113	10,390	9,905

Net interest income	45,374	44,834	43,813
Provision for loan losses	979	1,785	1,833
Net interest income after provision for loan losses	44,395	43,049	41,980

Non-interest income:
Trust and other financial services	3,829	3,888	3,976
Service charges on deposit accounts	866	892	971
Debit card service charges and fees	1,782	1,694	1,584
Net securities gains	4,498	1,334	403
Other operating income	1,374	1,171	824
Total non-interest income	12,349	8,979	7,758

Non-interest expense:
Salaries and employee benefits	19,775	17,884	16,836
Occupancy expense	2,334	2,248	2,143
Furniture and equipment expense	2,276	2,321	2,166
Credit and debit card expenses	495	452	429
FDIC insurance assessments	805	833	699
Other operating expense	10,250	7,170	6,938
Total non-interest expense	35,935	30,908	29,211

Income before income taxes	20,809	21,120	20,527
Income taxes	5,876	5,967	5,914

Net income	$14,933	$15,153	$14,613

Per Common Share Data:
Basic Earnings Per Share	$ 2.47	$ 2.53	$ 2.47
Diluted Earnings Per Share	$ 2.45	$ 2.50	$ 2.45

 The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands)

	2016	2015	2014
Net income	$14,933	$15,153	$14,613
Other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($2,646), ($708) and $8,291, respectively	(4,914)	(1,321)	15,730
Less reclassification adjustment for net gains related to securities available for sale included in net income,
net of tax of ($1,575), ($467) and ($138), respectively	(2,924)	(867)	(262)
Net unrealized depreciation on interest rate derivatives, net of tax of ($95), ($484) and ($389), respectively	(177)	(899)	(722)
Net amortization of prior service cost and actuarial loss for supplemental executive retirement plan,
net of related tax of $10, $13 and $0, respectively	18	25	---
Actuarial gains on supplemental executive retirement plan, net of related tax of $23, $0 and ($59), respectively	42	---	(115)
Total other comprehensive loss	(7,955)	(3,062)	14,631
Total comprehensive income	$ 6,978	$12,091	$29,244

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands, except share and per share data)

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2014	$ 9,051	$25,085	$103,907	$(7,940)	$(8,724)	$121,379
Net income	---	---	14,613	---	---	14,613
Total other comprehensive income	---	---	---	14,631	---	14,631
Dividend declared:
Common stock ($0.905 per share)	---	---	(5,362)	---	---	(5,362)
Purchase of Treasury Stock (327 shares)	---	---	---	---	(8)	(8)
Net issuance of 38,083 to employee stock plans, including tax benefit	---	(184)	(9)	---	697	504
Three-for-two stock split	4,526	(4,526)	---	---	---	---
Recognition of stock based compensation expense	---	530	---	---	---	530
Balance September 30, 2015	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287

Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287
Net income	---	---	15,153	---	---	15,153
Total other comprehensive loss	---	---	---	(3,062)	---	(3,062)
Dividend declared:
Common stock ($1.01 per share)	---	---	(6,040)	---	---	(6,040)
Purchase of Treasury Stock (656 shares)	---	---	---	---	(24)	(24)
Net issuance of 64,542 to employee stock plans, including tax benefit	---	(97)	(2)	---	1,121	1,022
Recognition of stock based compensation expense	---	816	---	---	---	816
Balance December 31, 2015	$13,577	$21,624	$122,260	$ 3,629	$(6,938)	$154,152

Balance December 31, 2015	$13,577	$21,624	$122,260	$ 3,629	$(6,938)	$154,152
Net income	---	---	14,933	---	---	14,933
Total other comprehensive loss	---	---	---	(7,955)	---	(7,955)
Dividend declared:
Common stock ($1.09 per share)	---	---	(6,577)	---	---	(6,577)
Purchase of Treasury Stock (15,381 shares)	---	---	---	---	(497)	(497)
Net issuance of 82,233 to employee stock plans, including tax benefit	---	125	(127)	---	1,408	1,406
Recognition of stock based compensation expense	---	1,278	---	---	---	1,278
Balance December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$ 14,933	$ 15,153	$ 14,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,551	1,710	1,629
Amortization of core deposit intangible	92	92	92
Provision for loan losses	979	1,785	1,833
Net securities gains	(4,498)	(1,334)	(403)
Net amortization of bond premiums and discounts	3,415	2,403	2,776
Deferred tax benefit	470	142	240
Recognition of stock based compensation expense	1,114	711	418
Gains on sale of other real estate owned	(9)	(84)	---
Net income from bank owned life insurance	(703)	(606)	(262)
Net change in other assets and liabilities	(553)	359	(5,405)
Net cash provided by operating activities	16,791	20,331	15,531

Cash flows from investing activities:
Purchases of securities available for sale	(210,824)	(168,432)	(110,239)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	109,377	106,801	73,854
Proceeds from sales of securities available for sale	66,583	22,753	37,278
Purchases of Bank Owned Life Insurance	-	(15,000)	-
Net increase in Federal Home Loan Bank stock	(3,852)	(125)	(2,984)
Net (increase) decrease in total loans originated	(10,042)	(21,088)	22,668
Purchases of loans	(128,951)	(51,698)	(89,854)
Proceeds from sale of other real estate owned	119	672	1,129
Purchases of premises and equipment, net	(4,296)	(1,866)	(2,002)
Net cash used in investing activities	(181,886)	(127,983)	(70,150)

Cash flows from financing activities:
Net increase in deposits	107,513	84,738	22,398
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	871	1,189	(535)
Proceeds from Federal Home Loan Bank advances	71,950	47,593	92,100
Repayments of Federal Home Loan Bank advances	(11,016)	(21,011)	(53,990)
Purchases of Treasury Stock	(497)	(24)	(8)
Proceeds from stock option exercises, including excess tax benefits	1,570	1,127	616
Payments of dividends	(6,577)	(6,040)	(5,362)
Net cash provided by financing activities	163,814	107,572	55,219

Net (decrease) increase in cash and cash equivalents	(1,281)	(80)	600
Cash and cash equivalents at beginning of year	9,720	9,800	9,200
Cash and cash equivalents at end of year	$ 8,439	$ 9,720	$ 9,800

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 11,944	$ 10,362	$ 9,920
Income taxes	$ 6,286	$ 5,566	$ 6,237

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ ---	$ 425	$ 320
Restricted and Performance stock grants	$ 404	$ 151	$ 115

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

(All dollar amounts expressed in thousands, except share and per share data)

Note 1: Summary of Significant Accounting Policies

Basis of presentation: The accounting and reporting policies of Bar Harbor Bankshares (the “Company”) and its wholly-owned operating subsidiary, Bar Harbor Bank & Trust (the “Bank”), conform to U.S. generally accepted accounting principles (“GAAP”) and to general practice within the banking industry.

The Company’s principal business activity is retail and commercial banking and, to a lesser extent, financial services including trust, financial planning, investment management and third-party brokerage services. The Company’s business is conducted through the Company’s fourteen (14) banking offices located throughout downeast, midcoast and central Maine.

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

Consolidation: The accompanying consolidated financial statements have been prepared in accordance with GAAP.  The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiary, Bar Harbor Bank & Trust.  All significant inter-company balances and transactions have been eliminated in consolidation. Assets held in a fiduciary capacity are not assets of the Company and, accordingly, are not included in the consolidated balance sheets.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation.  The reclassifications had no impact on net income in the Company’s consolidated income statement.

Use of estimates: In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other-than temporary impairment on securities, income tax estimates, reviews of goodwill for impairment, and accounting for postretirement plans.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and other short-term investments with maturities less than 90 days.

Investment Securities: All securities held at December 31, 2016 and 2015 were classified as available-for-sale (“AFS”).  Available-for-sale securities consist of mortgage-backed securities and obligations of state and political subdivisions therefore, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to be other-than-temporarily impaired (“OTTI”) as discussed below. The Bank does not have a securities trading portfolio or securities held-to-maturity.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the consolidated statements of income.

Other-Than-Temporary Impairments on Investment Securities: The Company conducts an OTTI analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2016.

Loans: Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, the unamortized balance of any deferred fees or costs on originated loans and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

Non-performing loans: Residential real estate and home equity loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if judged appropriate by management. Consumer loans are generally placed on non-accrual when reaching 90 days or more past due, or sooner if judged appropriate by management.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management.

When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. The interest on non-accrual loans is accounted for using the cash-basis or cost-recovery method depending on corresponding credit risk, until qualifying for return to accrual status.  A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Impaired loans: A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments.

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

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premiums or discounts), impairment is recognized by establishing or adjusting an existing allocation of the allowance for loan losses, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Loans Modified in a Troubled Debt Restructuring: Loans are considered to have been modified in a troubled debt restructuring when, due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider.  Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of at least 6 months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

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

The allowance is calculated in accordance with ASC 310 - Receivables and ASC 450 - Contingencies.

Under the guidance of ASC 310, specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans where the probability of a loss may be incurred.  Credit loss estimates for loans without specific allowances are determined under the guidance of ASC 450, which includes portfolio segmentation based on similar risk characteristics, determination of estimated historical loss rates, calculation of a time-based loss emergence and confirmation periods, and adjustments for certain qualitative risk factors.

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

Reserve for Unfunded Commitments: The unfunded reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include banker’s acceptances, and standby and commercial letters of credit. The process used to determine the unfunded reserve is consistent with the process for determining the allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors. The level of the unfunded reserve is adjusted by recording on an expense or recovery in other noninterest expense.  Reserve for unfunded commitments are classified in other liabilities on the Company’s consolidated balance sheet.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2016, as a result of the step one test, there was no indication of impairment that led the Company to believe it needed to perform a step two test.

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

Other Real Estate Owned: Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. If the recorded investment in the loan exceeds the property’s fair value at the time of acquisition, a charge-off is recorded against the allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. Subsequent decreases in the property’s fair value and operating expenses of the property are recognized through charges to other noninterest expense. The fair value of the property acquired is based on third party appraisals, broker price opinions, recent sales activity, or a combination thereof, subject to management judgment.

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Changes in the fair value of mortgage servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows.

The Company’s mortgage servicing rights accounted for under the amortization method are initially recorded at fair value. However, these mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these mortgage servicing rights exceeds fair value.

Securities Sold Under Agreements to Repurchase: The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts.

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

Off-Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2016. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016.

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

For the years ended December 31, 2016, 2015, and 2014, the total anti-dilutive stock options amounted to 60 thousand, 86 thousand and 43 thousand shares, respectively.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The purpose of ASU 2015-05 is to clarify which fees paid in a cloud computing arrangement should be capitalized and which fees should be expensed as incurred. The Company prospectively adopted ASU No. 2015-05 effective January 1, 2016. The adoption of ASU No. 2015-05 did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated on the date the award is granted, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. The Company expects adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company expects to early adopt upon the next goodwill impairment test in 2017. ASU No. 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

December 31, 2016		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value
Mortgage-backed securities:
US Government-sponsored enterprises	$330,635	$2,682	$4,865	$328,452
US Government agency	76,722	797	613	76,906
Private label	936	207	11	1,132
Obligations of states and political subdivisions thereof	123,832	1,941	3,407	122,366
Total	$532,125	$5,627	$8,896	$528,856

December 31, 2015		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value
Mortgage-backed securities:
US Government-sponsored enterprises	$304,106	$ 5,042	$2,155	$306,993
US Government agency	78,408	1,269	547	79,130
Private label	2,713	762	11	3,464
Obligations of states and political subdivisions thereof	110,952	4,758	328	115,382
Total	$496,179	$11,831	$3,041	$504,969

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the years ended December 31, 2016, 2015 and 2014 the Company did not record any OTTI losses.

Despite still-elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities combined with OTTI write-downs recorded in prior periods, the Company currently expects that as of December 31, 2016, it will recover the amortized cost basis of its private-label mortgage-backed securities and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given future market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period as well as changes in estimated credit losses recognized in pre-tax earnings for the three years ended December 31, 2016.

	2016	2015	2014
Estimated credit losses as of prior year-end,	$3,180	$3,413	$3,923
Additions for credit losses for securities on which OTTI has been previously recognized	---	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---	---
Reductions for securities sold or paid off during the period	1,483	233	510
Estimated credit losses as of December 31,	$1,697	$3,180	$3,413

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

As of December 31, 2016, the Company held four private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $42 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For all of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, which contributed $130 to the net unrealized gain of $130, net of tax, as included in accumulated OCI as of December 31, 2016, compared with net unrealized gains of $462, net of tax, at December 31, 2015.

As of December 31, 2016, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2016.  As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2016 and 2015. All securities referenced are debt securities. At December 31, 2016 and 2015, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2016	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:
Mortgage-backed securities:
US Government- sponsored enterprises	$197,914	257	$4,369	$10,120	23	$ 496	$208,034	280	$4,865
US Government agency	36,941	54	472	4,263	15	141	41,204	69	613
Private label	107	2	---	312	7	11	419	9	11
Obligations of states and political subdivisions thereof	76,803	151	3,252	3,916	9	155	80,719	160	3,407
Total	$311,765	464	$8,093	$18,611	54	$ 803	$330,376	518	$8,896

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2015	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:
Mortgage-backed securities:
US Government- sponsored enterprises	$112,770	142	$1,342	$23,646	33	$ 813	$136,416	175	$2,155
US Government agency	20,201	30	326	11,232	22	221	31,433	52	547
Private label	235	2	2	178	5	9	413	7	11
Obligations of states and political subdivisions thereof	14,853	25	210	3,700	11	118	18,553	36	328
Total	$148,059	199	$1,880	$38,756	71	$1,161	$186,815	270	$3,041

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2016, the total unrealized losses on these securities amounted to $4,865, compared with unrealized losses of $2,155 at December 31, 2015.  Aggregate unrealized losses represented 1.5% and 0.7% of securities in unrealized loss positions as of December 31, 2016 and 2015, respectively.  The increase in unrealized losses was generally attributed to a lower interest rate environment at December 31, 2015 compared with December 31, 2016. All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at December 31, 2016, were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

•

Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2016, the total unrealized losses on these securities amounted to $613, compared with unrealized losses of $547 at December 31, 2015. Aggregate unrealized losses represented 0.8% and 0.7% of securities in unrealized loss positions as of December 31, 2016 and 2015, respectively. The increase in unrealized losses was generally attributed to a lower interest rate environment at December 31, 2015 compared with December 31, 2016.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2016, to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

•

Private-label mortgage-backed securities: As of December 31, 2016 and 2015, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $11. Aggregate unrealized losses represented 1.2% and 0.4% of securities in unrealized loss positions as of December 31, 2016 and 2015, respectively. The Company attributes the unrealized losses at December 31, 2015, to the current illiquid market for non-agency mortgage-backed securities, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private-label MBS owned by the Company. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at December 31, 2016.

•

Obligations of states and political subdivisions thereof: As of December 31, 2016, the total unrealized losses on the Bank’s municipal securities amounted to $3,407 compared with $328 at December 31, 2015. Aggregate unrealized losses represented 2.8% and 0.3% of securities in unrealized loss positions as of December 31, 2016 and 2015, respectively. The increase in unrealized losses was generally attributed to a higher interest rate environment at December 31, 2016, compared with December 31, 2015. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2016, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2016, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at December 31, 2016, to changes in credit ratings on certain securities and resulting changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased. The Company also attributes the unrealized losses to ongoing media attention and market concerns about municipal budget deficits and the prolonged recovery from the national economic recession and the impact they might have on the future financial stability of municipalities throughout the country. Notwithstanding the foregoing considerations, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2016.

At December 31, 2016, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2016.

Securities Available for Sale	Amortized Cost	Estimated Fair Value
Due one year or less	$ 134	$ 134
Due after one year through five years	6,230	6,283
Due after five years through ten years	17,482	17,722
Due after ten years	508,279	504,717
Total	$532,125	$528,856

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

Realized Securities Gains and Losses: The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2016, 2015 and 2014.

	Proceeds
	from Sale of
	Securities
	Available	Realized	Realized
	for Sale	Gains	Losses	Net
2016	$66,583	$4,498	$ ---	$4,498
2015	22,753	1,334	---	1,334
2014	37,278	809	406	403

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

At December 31, 2016, the Bank owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Bank continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

Note 4: Loans and Allowance for Loan Losses

The Company’s loan portfolio is comprised of the following segments: commercial real estate mortgages, commercial and industrial, commercial construction and land development, agricultural and other loans to farmers, residential real estate mortgages, home equity loans, other consumer loans and tax exempt loans.  Commercial real estate loans include single and multi-family, and other commercial real estate classes.  Commercial and industrial loans include asset based lending loans and other commercial business loans. Other consumer loans include indirect auto loans and other consumer installment loans.

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine.

The following table summarizes the composition of the loan portfolio as of December 31, 2016 and 2015:

LOAN PORTFOLIO SUMMARY

	2016	2015
Commercial real estate mortgages	$ 403,594	$371,002
Commercial and industrial	103,586	79,911
Commercial construction and land development	14,695	24,926
Agricultural and other loans to farmers	31,808	31,003
Total commercial loans	553,683	506,842

Residential real estate mortgages	506,612	408,401
Home equity loans	46,921	51,530
Other consumer loans	6,172	7,949
Total consumer loans	559,705	467,880

Tax exempt loans	15,846	15,244

Net deferred loan costs and fees	(170)	104
Total loans	1,129,064	990,070
Allowance for loan losses	(10,419)	(9,439)
Total loans net of allowance for loan losses	$1,118,645	$980,631

Included in the table above are purchased loans, consisting of residential real estate mortgages, of $230,995 and $137,907, at December 31, 2016 and 2015, respectively.

At year-end 2016, the Company had pledged loans totaling $95,852 to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements.  Also residential first mortgage loans, home equity loans and certain commercial loans are pledged for FHLB borrowings.  See Notes 11 and 12 for short-term and long-term borrowing.

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at December 31, 2016, approximately 31.6% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

As of December 31, 2016, the Bank had eight real estate secured loans, five commercial and industrial loans, 12 commercial real estate loans, four agricultural loan,  and three other consumer loan, outstanding to 27 relationships totaling $4,236 that were classified as TDRs.  At December 31, 2016, there were 17 of these TDRs totaling $1,523 that were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2015, the Bank had eight real estate secured loans, four commercial and industrial loans, seven commercial real estate loans two agricultural loan,  and one other consumer loan, outstanding to 17 relationships totaling $3,162 that were classified as TDRs.  At December 31, 2016, six of these TDRs totaling $826 were classified as non-accrual, and none were past due 30 days or more and still accruing.

Troubled debt restructurings and related delinquency trends in general are considered in management’s evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

Summary information pertaining to the TDRs granted by loan segment during the years ended December 31, 2016, 2015 and 2014 follows:

	For the Twelve Months Ended
	December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate mortgages	6	$1,459	$1,354
Commercial and industrial loans	2	38	48
Agricultural and other loans to farmers	3	29	44
Total commercial loans	11	1,526	1,446

Other consumer loans	2	11	11
Total consumer loans	2	11	11
Total	13	$1,537	$ 1,457

	For the Twelve Months Ended
	December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate mortgages	4	$ 342	$ 352
Commercial and industrial loans	---	---	---
Agricultural and other loans to farmers	1	18	15
Total commercial loans	5	360	367

Other consumer loans	5	1,435	1,433
Total consumer loans	5	1,435	1,433
Total	10	$1,795	$1,800

	For the Twelve Months Ended
	December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate mortgages	1	$ 30	$ 30
Commercial and industrial loans	---	---	---
Agricultural and other loans to farmers	1	100	97
Total commercial loans	2	130	127
Other consumer loans	---	---	---
Total consumer loans	---	---	---

Total	2	$130	$127

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the twelve months ended December 31, 2016 and 2015:

	2016	2015
Extended maturity and adjusted interest rate	$ 440	$ 132
Adjusted payment	981	735
Adjusted payment and capitalized interest	---	187
Extended maturity, adjusted interest rate, and adjusted payment	---	746
Extended amortization and adjusted interest rate	9	---
Court ordered concession	1	---
Other concession	26	---
Total	$1,457	$1,800

During the twelve months ended December 31, 2016, 2015 and 2014, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past Due Loans: The following tables set forth information regarding past due loans at December 31, 2016 and December 31, 2015. Amounts shown exclude deferred loan origination fees and costs.

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 195	$ 554	$1,665	$2,414	$ 401,180	$ 403,594	$2,564	$ ---
Commercial and industrial	61	45	201	307	103,279	103,586	284	---
Commercial construction and land development	---	---	---	---	14,695	14,695	---	---
Agricultural and other loans to farmers	231	---	---	231	31,577	31,808	31	---
Residential real estate mortgages	4,484	429	938	5,851	500,761	506,612	3,419	---
Home equity	---	---	15	15	46,906	46,921	90	---
Other consumer loans	103	1	6	110	6,062	6,172	108	---
Tax exempt	---	---	---	---	15,846	15,846	---	---
Total	$5,074	$1,029	$2,825	$8,928	1,120,306	$1,129,234	$6,496	$ ---

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 99	$287	$ 241	627	$370,375	$ 371,002	$1,279	$ ---
Commercial and industrial	9	1	271	281	79,630	79,911	292	---
Commercial construction and land development	---	---	1,111	1,111	23,815	24,926	1,111	---
Agricultural and other loans to farmers	12	70	3	85	30,918	31,003	16	3
Residential real estate mortgages	1,313	452	1,299	3,064	403,588	406,652	3,452	25
Home equity	245	---	797	1,042	50,488	51,530	820	---
Other consumer loans	66	---	---	66	9,632	9,698	10	---
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$1,744	$810	$3,722	$6,276	$983,690	$ 989,966	$6,980	$ 28

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

Details of impaired loans as of December 31, 2016 and 2015 are as follows:

		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance:
Commercial real estate mortgages	$2,831	$2,919	$ ---	$1,692	$1,736	$ ---
Commercial and industrial	130	130	---	202	352	---
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	139	139	---	106	106	---
Residential real estate loans	1,387	1,504	---	1,332	1,362	---
Home equity loans	16	16	---	18	18	---
Other consumer	2	2	---	---	---	---
Subtotal	$4,505	$4,710	$ ---	$3,350	$3,574	$ ---

With an allowance:
Commercial real estate mortgages	$1,650	$3,575	$193	$ 531	$ 531	$ 43
Commercial and industrial	217	367	173	224	374	175
Commercial construction and land development	---	---	---	1,111	3,036	58
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	322	322	49	515	515	97
Home equity loans	---	---	---	---	---	---
Other consumer	15	15	9	8	8	---
Subtotal	$2,204	$4,279	$424	$2,389	$4,464	$373
Total	$6,709	$8,989	$424	$5,739	$8,038	$373

Details of impaired loans as of December 31, 2016, 2015, and 2014 are as follows:

	For the Twelve Months Ended		For the Twelve Months Ended		For the Twelve Months Ended
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate mortgages	$2,768	$157	$2,663	$ 60	$1,589	$66
Commercial and industrial	239	4	346	10	537	4
Commercial construction and land development	---	---	---	---	1,514	---
Agricultural and other loans to farmers	156	9	143	8	162	3
Residential real estate mortgages	1,514	73	1,327	42	470	25
Home equity loans	17	1	18	---	---	---
Other consumer	2	2	---	1	---	---
Subtotal	$4,696	$246	$4,497	$121	$4,272	$98

With an allowance:
Commercial real estate mortgages	$1,619	$ ---	$ 532	$ ---	$ 572	$---
Commercial and industrial	118	---	227	---	376	---
Commercial construction and land development	---	---	1,243	---	---	---
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate mortgages	325	---	650	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	16	---	9	---	12	1
Subtotal	$2,078	$ ---	$2,661	$ ---	$ 960	$ 1
Total	$6,774	$246	$7,158	$121	$5,232	$99

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

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator and uses an internal risk rating system to categorize commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses.

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss (i.e. risk rated 7, 8 and 9, respectively).

The following are the definitions of the Company’s credit quality indicators:

Pass:

Loans within all classes of commercial portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low risk of loss related to these loans that are considered pass.

Special mention:

Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: (i) lack of expertise, inadequate loan agreement; (ii) the poor condition of or lack of control over collateral; (iii) failure to obtain proper documentation or any other deviations from prudent lending practices.  Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose the Bank to sufficient risks to warrant classification.

Substandard:

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

Doubtful:

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

Loss:

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

The following tables summarize the commercial loan portfolio as of December 31, 2016 and December 31, 2015, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

December 31, 2016	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$376,998	$ 98,798	$14,695	$31,277	$521,768
Other Assets Especially Mentioned	5,868	2,550	---	251	8,669
Substandard	20,728	2,238	---	280	23,246
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$403,594	$103,586	$14,695	$31,808	$553,683

December 31, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$345,197	$ 74,771	$23,460	$30,688	$474,116
Other Assets Especially Mentioned	7,381	2,349	355	168	10,253
Substandard	18,424	2,790	1,111	147	22,472
Doubtful	---	---	---	---	---
Loss	---	1	---	---	1
Total	$371,002	$ 79,911	$24,926	$31,003	$506,842

Allowance for Loan Losses: The Bank’s allowance for loan losses consists of two principal elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) general valuation allowances, determined by taking historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, for economic conditions and other qualitative risk factors both internal and external to the Bank.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a classification of substandard or worse and is non-accruing, or considered a TDR (regardless of accrual status or risk rating).  The Bank analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts contractually owed and collateral deficiencies, among other observable considerations.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off, and is the first step to determining the general allowance component of the reserve. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual net charge-offs experienced to the total loan balance in the pool. The historical loss ratios are updated quarterly based on this net charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss rate and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Bank’s pools of similar loans include similarly risk-graded groups of commercial real estate loans, commercial and industrial loans, commercial construction and development loans, agricultural, tax-exempt loans, residential mortgage loans, home equity loans and consumer loans.

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

Once established, the general valuation allowance is then modified by a Loss Emergence Period (“LEP”) established for each pool of homogeneous loans. The LEP is an an estimated adjustment, which improves the Bank’s ability to more accurately forecast probable losses that may exist in the loan portfolio that have not yet emerged into “problem loan” status. The Bank’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs.

Loans identified as losses by management, external loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The Company’s December 31, 2016 and 2015 Allowance calculations included the use of more definitive and distinct LEPs for each loan segment, allowing the Company to more accurately forecast probable losses that have already occurred in the loan portfolio, which may not have emerged into “problem loan” status.

As of December 31, 2016, Management believes that the overall model methodology and Allowance calculation provides a reasonable and supportable basis for determining and reporting on probable losses that have already occurred in the Company’s loan portfolio.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015, and 2014. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Twelve Months Ended December 31, 2016	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439
Charged Off	(133)	(90)	---	---	(141)	(37)	(10)	---	(411)
Recoveries	40	242	---	47	44	29	10	---	412
Provision	913	122	(105)	36	71	(4)	(59)	5	979
Ending Balance	$ 5,066	$ 1,510	$ 79	$ 390	$ 2,721	$ 99	$ 502	$ 52	$ 10,419

Amount for loans individually
evaluated for impairment	$ 193	$ 173	$ ---		$ 49	$ 9	$ ---	$ ---	$ 424

Amount for loans collectively
evaluated for impairment	$ 4,873	$ 1,337	$ 79	$ 390	$ 2,672	$ 90	$ 502	$ 52	$ 9,995

Loans individually evaluated
for impairment	$ 4,481	$ 347	$ ---	$ 139	$ 1,709	$ 17	$ 16	$ ---	$ 6,709

Loans collectively evaluated
for impairment	$399,113	$103,239	$ 14,695	$31,669	$504,903	$ 6,155	$46,905	$ 15,846	$ 1,122,525

Twelve Months Ended December 31, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(667)	(323)	---	(72)	(70)	(111)	(376)	---	(1,619)
Recoveries	98	36	---	18	129	22	1	---	304
Provision	347	594	39	84	(26)	106	665	(24)	1,785
Ending Balance	$ 4,246	$ 1,236	$ 184	$ 307	$ 2,747	$ 111	$ 561	$ 47	$ 9,439

Amount for loans individually
evaluated for impairment	$ 43	$ 175	$ 58	$ ---	$ 97	$ ---	$ ---	$ ---	$ 373

Amount for loans collectively
evaluated for impairment	$ 4,203	$ 1,061	$ 126	$ 307	$ 2,650	$ 111	$ 561	$ 47	$ 9,066

Loans individually evaluated
for impairment	$ 2,223	$ 426	$ 1,111	$ 106	$ 1,847	$ 8	$ 18	$ ---	$ 5,739

Loans Collectively evaluated
for impairment	$368,779	$ 79,485	$23,815	$30,897	$404,805	$ 9,690	$51,512	$15,244	$984,227

Twelve Months Ended December 31, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged-off	(238)	(475)	---	(14)	(650)	(191)	(52)	---	(1,620)
Recoveries	85	16	---	130	12	37	1	---	281
Provision	(204)	122	(169)	(174)	2,186	111	58	(97)	1,833
Ending Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969

Amount for loans
individually evaluated for impairment	$ 776	$ 187	$ ---	$ ---	$ ---	$ 1	$ ---	$ ---	$ 964

Amount for loans
collectively evaluated for impairment	$ 3,692	$ 742	$ 145	$ 277	$ 2,714	$ 93	$ 271	$ 71	$ 8,005

Loans individually
evaluated for impairment	$ 3,592	$ 634	$ 1,328	$ 181	$ 389	$ 10	$ ---	$ ---	$ 6,134

Loans collectively
evaluated for impairment	$322,357	$73,259	$24,093	$30,290	$382,289	$12,130	$51,795	$16,693	$912,906

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the lodging and hospitality business associated with tourism. At December 31, 2016 and 2015, loans to the lodging and hospitality industry amounted to approximately $128,680 and $98,231, respectively.

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

	2016	2015
Beginning balance	$4,100	$2,902
Changes in composition	7,017	1,675
New loans	1,127	236
Less: repayments	(1,624)	(713)
Ending balance	$10,620	$4,100

As of December 31, 2016, and 2015, there were no past due or non-performing loans to related parties.

Real Estate Loans Under Foreclosure: At December 31, 2016, the Bank had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $2,394 compared with $4,575 at December 31, 2015.

Note 5: Other Real Estate Owned

At December 31, 2016, total other real estate owned (“OREO”) amounted to $90 compared with $256 at December 31, 2015.

The Company's OREO activity for the years ended December 31, 2016 and 2015 are presented below:

	2016	2015
Balance at beginning of year	$256	$523
Additions	---	425
Disposals	(119)	(672)
Writedowns	(47)	(20)
Balance at end of year	$ 90	$256

The Company's OREO portfolio by property type is presented in the table below as of December 31, 2016 and 2015:

	2016		2015
	Number of properties	Carrying value	Number of properties	Carrying value
Residential	---	$ ---	2	$131
Commercial	1	90	1	125
Total	1	$ 90	3	$256

The Company's net gains and losses on OREO properties are presented within non-interest expense on the consolidated statements of income.

The Company recorded net gains and losses on OREO properties for the years ended December 31, 2016, 2015 and 2014 as follows:

	2016	2015	2014
Net gains (losses) on OREO	$ (44)	$ 57	$ (397)

Note 6: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014	Affected Line Item in the Statement Where Net Income is Presented
Realized gains and losses on available-for-sale securities	$ 4,498	$1,334	$400	Net securities gains
Tax (expense) or benefit	(1,574)	(467)	(138)	Provision for income taxes
Net of tax	$ 2,924	$ 867	$262	Net income

Amortization of prior service cost and actuarial (loss) gain for supplemental executive retirement plan	$ (28)	$ (38)	$ (25)	Salaries and benefits
Tax (expense) or benefit	10	13	---	Provision for income taxes
Net of tax	$ (18)	$ (25)	$ (25)	Net income
Total reclassification for the period	$ 2,906	$ 842	$237

Note 7: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

			Estimated useful
	2016	2015	lives (in years)
Land	$ 2,474	$ 2,474	n/a
Buildings and leasehold improvements	27,448	25,034	5-39
Furniture and equipment	8,738	8,085	3-7
Less: accumulated depreciation	(15,241)	(14,919)
Total	$ 23,419	$ 20,674

Depreciation expense amounted to $1,551, $1,710 and $1,629 in 2016, 2015, and 2014, respectively.

Note 8: Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis using fourth quarter data. The results of the qualitative assessment indicated it is more likely than not that the reporting unit’s fair value exceeds its carrying amount, and accordingly, the two-step impairment test was not performed.  If events or changes in circumstances indicate that impairment is possible, the Company will perform additional reviews.  Goodwill totaled $4,935 at December 31, 2016 and 2015, respectively.  No impairment was recorded on goodwill for 2016 or 2015.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company transaction. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At December 31, 2016, the balance of the core deposit intangible asset amounted to $377.

	2016	2015
Gross carrying amount	$783	$783
Less: accumulated amortization	(406)	(313)
Net carrying amount	$377	$470

Amortization expense on the finite-lived intangible assets is expected to total $92 for each year from 2017 through 2020, then $8 for 2021.

Note 9: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2016	2015	2014
Current
Federal	$5,189	$5,607	$5,411
State	217	218	263
	5,406	5,825	5,674
Deferred	470	142	240
	$5,876	$5,967	$5,914

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35%) to recorded income tax expense, for each of the three years ended December 31:

	2016		2015		2014

Computed tax expense	$7,283	35.00%	$ 7,392	35.00%	$ 7,184	35.00%
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(244)	-1.17%	(209)	-0.99%	(88)	-0.43%
Tax exempt interest	(1,388)	-6.67%	(1,303)	-6.17%	(1,325)	-6.44%
Acquisition costs	289	1.39%	---	0.00%	---	0.00%
State taxes, net of federal benefit	141	0.68%	142	0.67%	171	0.83%
Other	(205)	-0.99%	(55)	-0.26%	(28)	-0.22%
	$5,876	28.24%	$ 5,967	28.25%	$ 5,914	28.74%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $5,990 at December 31, 2016 and $2,174 at December 31, 2015.

	2016		2015
	Asset	Liability	Asset	Liability
Allowance for possible losses on
loans and other real estate owned	$3,733	$ ---	$3,379	$ ---
Deferred compensation	1,018	---	1,035	---
Unrealized gain or loss on securities available for sale	1,144	---	---	3,076
Unrealized gain or loss on derivatives	968	---	873	---
Unfunded post-retirement benefits	219	---	249	---
Depreciation	---	537	---	615
Deferred loan origination costs	---	517	---	475
Other real estate owned	12	---	22	---
Non-accrual interest	215	---	211	---
Write down of impaired investments	626	---	1,113	---
Branch acquisition costs & goodwill	---	760	---	639
Prepaid expenses	---	275	---	151
Interest rate cap premium amortization		352		200
Equity compensation	310	---	253	---
Other	187	1	198	3
	$8,432	$2,442	$7,333	$5,159

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 10: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $112,044 and $93,481 at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of jumbo certificates of deposit were as follows:

Amount
Three months or less	$ 32,540
Over three to six months	9,863
Over six to twelve months	30,279
Over twelve months	39,362
$112,044

At December 31, 2016, the scheduled maturities of total time deposits were as follows:

Amount
2017	$165,296
2018	95,728
2019	79,306
2020	56,717
2021	18,145
2022 & thereafter	1,245
$416,437

Note 11: Short-term Borrowings

The Company’s short-term borrowings (i.e. with maturities of twelve months or less) consist of borrowings from the Federal Home Loan Bank (the “FHLB”), and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2016 and 2015.

	2016		2015
		Weighted		Weighted
	Total	Average	Total	Average
	Principal	Rate	Principal	Rate
Federal Home Loan Bank Advances	$372,700	0.97%	$313,000	0.54%
Securities sold under agreements to repurchase	21,780	0.29	20,909	0.28
Total short-term borrowings	$394,480		$333,909

Federal Home Loan Bank Advances: Information concerning short-term Federal Home Loan Bank advances for 2016 and 2015 is summarized below:

	2016	2015
Average daily balance during the year	$357,848	$295,479
Maximum month-end balance during the year	410,050	342,000
Amount outstanding at end of year	372,700	313,000

All short-term FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and liens on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets such as certain commercial real estate loans. All short-term advances are payable at their call date or final maturity.

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2016 and 2015 is summarized below:

	2016	2015
Average daily balance during the year	$17,529	$17,001
Average interest rate during the year	0.29%	0.28%
Maximum month-end balance during the year	$21,780	$21,239
Amount outstanding at end of year	21,780	20,909

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2016	2015
Carrying value	$28,206	$28,324
Estimated fair value	28,130	28,981

Note 12: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

	December 31, 2016
	Total		Range of
Maturity	Principal	Rate	Interest Rates
2017	$ ---	---%	0.00%	to	0.00%
2018	30,750	1.28	1.04	to	2.25
2019	85,000	1.64	1.07	to	2.15
2020	20,000	1.83	1.60	to	2.45
2021	1,000	2.43	2.43	to	2.43
2022 and thereafter	366	1.85	1.85	to	1.85
Total long-term debt	$137,116	1.59%

All of the long-term debt represents advances from the FHLB. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and liens on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets such as qualifying commercial real estate loans. Advances are payable at their call dates or final maturity.

The maturity distribution of the long-term debt with callable features was as follows:

	December 31, 2016
	Total		Range of
Maturity	Principal	Rate	Interest Rates
2017	$ ---	0.00%	0.00%	to	0.00%
2018	$2,000	2.25	2.25	to	2.25
2019	---	---	---	to	---
2020	---	---	---	to	---
2021	---	---	---	to	---
2022 and thereafter	---	---	---	to	---
Total long-term debt	$2,000	2.25%

Junior Subordinated Debentures: In April 2008, the Company’s wholly-owned subsidiary, Bar Harbor Bank & Trust (the “Bank”), issued $5,000 aggregate principal amount of subordinated debentures. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these debt securities is three month LIBOR plus 345 basis points. At December 31, 2016 the interest rate was 4.41%.  The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet. The Company incurred $197 in costs to issue the securities and these costs are being amortized over 15 years using the interest method.

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

At December 31, 2016, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At December 31, 2016, the Bank’s derivative counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments are summarized below:

Interest Rate Cap Agreements as of December 31, 2016
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value

$25,000	06/02/21	3.00%	$ 922	$ 901	$ 228
20,000	06/04/24	3.00	1,470	1,453	553
20,000	10/21/21	3.00	632	626	209
25,000	10/21/24	3.00	1,542	1,534	758

	Interest Rate Cap Agreements as of December 31, 2015
Notional Amount	Termination Date	3-month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value
$25,000	06/02/21	3.00%	$ 922	$ 920	$291
20,000	06/04/24	3.00	1,470	1,470	637
20,000	10/21/21	3.00	632	632	269
25,000	10/21/24	3.00	1,542	1,542	872

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

At December 31, 2016 and 2015, the total fair value of the interest rate cap agreements was $1,748 and $2,069, respectively. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. During 2016, $50 of amortization was recognized.  During the next twelve months, $258 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of December 31, 2016 and 2015 follows:

	December 31, 2016
	Gross	Net of Tax
Unrealized loss on interest rate caps	$(2,766)	$(1,798)
Unamortized premium on interest rate caps	4,514	2,934
Total	$ 1,748	$ 1,136

	December 31, 2015
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(2,495)	$(1,621)
Unamortized premium on interest rate caps	4,564	2,966
Total	$2,069	$ 1,345

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios as set forth in the table below. As of December 31, 2016, the Company and the Bank exceeded all capital adequacy requirements to which they are subject. As of December 31, 2016, the most recent notification from the federal regulators categorized the Bank as well-capitalized.  The final rules also added a new risk-weighted capital measure Common Equity Tier 1

(“CET1”).  The new Basel III capital adequacy guidelines require all banks and bank holding companies to maintain minimum capital ratios depicted in the table below:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$171,558	16.52%	$83,097	8.00%	$109,065	10.50%
Bank	173,458	16.71	83,031	8.00	108,978	10.50

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	$155,905	15.01%	$46,742	4.50%	$ 67,516	6.50%
Bank	157,805	15.20	46,705	4.50	67,463	6.50

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$155,905	15.01%	$62,323	6.00%	$ 83,097	8.00%
Bank	157,805	15.20	62,273	6.00	83,031	8.00

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	$155,905	8.94%	$69,722	4.00%	$ 87,152	5.00%
Bank	157,805	9.06	69,683	4.00	87,104	5.00

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions

As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$160,042	17.12%	$74,793	8.00%	$ 98,166	10.50%
Bank	161,905	17.34	74,713	8.00	98,060	10.50

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	$145,400	15.55%	$42,071	4.50%	$ 65,444	6.50%
Bank	147,263	15.77	42,026	4.50	65,374	6.50

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$145,400	15.55%	$56,095	6.00%	$ 79,468	8.00%
Bank	147,263	15.77	56,035	6.00	79,382	8.00

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	$145,400	9.37%	$62,087	4.00%	$ 62,087	5.00%
Bank	147,263	9.49	62,050	4.00	62,050	5.00

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2016, the Bank had $69,669 available for dividends that could be paid without prior regulatory approval.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a 24 month program to repurchase up to 450,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding.  The Company’s Board of Directors authorized the continuance of this program for additional 24 month periods in August 2010, 2012 and 2014.  On August 16, 2016, the Company’s Board of Directors authorized the continuance of this program through August 17, 2018.

Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of December 31, 2016, the Company had repurchased 173,794 shares of stock under this plan, at a total cost of $3,465 and an average price of $19.94 per share. During 2016, the Company repurchased 15,381 shares under the plan, at a total cost of $497 and an average price of $32.30. The Company records repurchased shares as treasury stock.

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

On May 19, 2015, the shareholders of the Company approved the adoption of the 2015 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2015 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2015 Plan over the 10 year period in which the plan will be in place is 280,000 shares of common stock. The 2015 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan, subject to the discretion of the administrator and the terms of the 2015 Plan. The maximum stock award granted to one individual may not exceed 20,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.  According to the 2015 Plan no shares shall be granted after May 19, 2019, ten years after the effective date of the 2015 Plan.  As of December 31, 2016 there were 192,110 shares available for grant under this plan.

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

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Stock options and restricted stock awards	$ 543	$ 306	$296
Performance stock units	304	376	173
Restricted stock units	431	134	61
Total compensation expense	$1,278	$816	$530

There were no stock option grants during 2016.  The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2015	2014

Risk free interest rate	1.16%	1.24%
Expected market volatility factor for the Company's stock	41.22%	29.38%
Dividend yield	6.00%	6.20%
Expected life of the options (years)	6.0	6.2
Options granted	83,513	45,000
Estimated fair value of options granted	$ 9.73	$ 5.00

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

Stock Option and Restricted Stock Awards Activity: A summary combined status of the stock option and restricted stock awards as of December 31, 2016 and 2015, and changes during the year then ended is presented below:

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2016	229,435	$26.33
Granted	---	---
Exercised	(56,726)	24.15
Forfeited	(14,874)	27.73
Outstanding at December 31, 2016	157,835	$26.98	$3,212

Ending vested and expected to vest December 31, 2016	156,467	$27.06	$3,172
Exercisable at December 31, 2016	60,538	$24.12	$1,405

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2015	240,308	$22.21
Granted	83,513	33.27
Exercised	(55,642)	21.69
Forfeited	(38,744)	22.37
Outstanding at December 31, 2015	229,435	$26.33	$1,860

Ending vested and expected to vest December 31, 2015	226,219	$26.45	$1,807
Exercisable at December 31, 2015	68,104	$21.30	$ 895

Restricted Stock Awards	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	---	$ ---
Awarded	3,460	43.28
Released	(3,460)	43.28
Forfeited	---	---
Outstanding at December 31, 2016	---	$ ---

Restricted Stock Awards	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	---	$ ---
Awarded	2,860	34.81
Released	(2,860)	34.81
Forfeited	---	---
Outstanding at December 31, 2015	---	$ ---

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2016, 2015, and 2014, was approximately $1,315 and $1,370, $708 and $1,207, $390 and $626, respectively.

The tax benefit received related to the exercise of options in 2016, 2015 and 2014, was $198, $159 and $43, respectively.

As of December 31, 2016, there was approximately $249 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next six years, with a weighted average recognition period of 1.5 years.

Performance Stock Units: During 2016, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company ranging from zero to 13,563 shares, based on the Company’s performance compared to peers. The performance shares granted had a weighted average fair value of $31.52 at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at approximately 149% of the target 9,310 shares, or 13,933 shares.

During 2015, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company ranging from zero to 13,813 shares, based on the Company’s performance compared to peers. The performance shares granted had a weighted average fair value of $32.20 at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 150% of the target 9,207 shares, or 13,813 shares.

The following table summarizes performance units at target as of December 31, 2016 and 2015:

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	24,349	$27.72
Granted	9,310	31.52
Vested	13,933	24.14
Forfeited	2,415	30.57
Outstanding at December 31, 2016	17,311	$32.11

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	17,895	$25.77
Granted	9,207	32.20
Vested	---	---
Forfeited	2,753	30.00
Outstanding at December 31, 2015	24,349	$27.72

Restricted Stock Units: During 2016 and 2015, restricted stock units were granted to certain executive officers and senior vice presidents. The restricted shares granted were valued at between $32.00 and $35.25 the fair market value at the date of grant and vest annually over three years.

The following table summarizes restricted stock units as of December 31, 2016 and 2015:

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	25,392	$30.95
Granted	11,663	34.80
Vested	8,114	29.00
Forfeited	2,249	32.15
Outstanding at December 31, 2016	26,692	$33.12

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	13,178	$26.42
Granted	21,755	32.66
Vested	6,040	27.43
Forfeited	3,501	30.58
Outstanding at December 31, 2015	25,392	$30.95

As of December 31, 2016, there was $1,183 of total unrecognized compensation cost related to nonvested restricted stock units and performance stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

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

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to post-retirement benefits are net actuarial losses related to supplemental retirement plans of $439 and $417, as of December 31, 2016 and 2015, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive Retirement Plans
	2016	2015
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,811	$ 3,969
Service cost	72	71
Interest cost	128	125
Actuarial (gain) loss on supplemental retirement plans	(50)	(63)
Benefits and expenses paid	(291)	(291)
Benefit obligation at end of year	$ 3,670	$ 3,811

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---
Benefits and expenses paid	(291)	(291)
Contributions	291	291
Fair value of plan assets at end of year	$ ---	$ ---
Funded status at end of year	$(3,720)	$(3,874)

As of December 31, 2016 and 2015, the Company had recognized liabilities of $3,720 and $3,874, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions, based on long-term bond yields, used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Weighted-average discount rate beginning of the year	3.48%	3.27%	4.02%
Weighted-average discount rate end of the year	3.31	3.48	3.27

The discount rate was chosen based on high-quality long-term bond yields with maturity dates that match the timing and amount of the expected future benefit payments as of the measurement date.

The net periodic benefit cost for the years ended December 31 included the following components:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements	2016	2015	2014

Service cost	$ 72	$ 71	$ 64
Interest cost	128	125	149
Recognition of net actuarial loss	28	38	28
Total recognized in the consolidated income statements	$228	$234	$241

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial loss	60	79	174
Total recognized in other comprehensive income (pre-tax)	60	79	174
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$288	$313	$415

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $21.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

Amount
2017	$ 378
2018	378
2019	378
2020	293
2021	260
2022 & thereafter	3,038
$4,725

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21 ½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2016, 2015, and 2014 was $439, $411, and $375, respectively.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2016 and 2015.

	2016	2015
Commitments to originate loans	$ 41,731	$ 41,529
Unused lines of credit	98,823	97,283
Un-advanced portions of construction loans	20,330	12,719
Total	$160,884	$151,531

As of December 31, 2016 and 2015, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2016.

Amount
2017	$271
2018	249
2019	237
2020	237
2021	190
2022 and thereafter	520
$1,704

In connection the foregoing lease obligations, in 2016, 2015 and 2014, the Company recorded $352, $394, and $431 in rent expense, respectively, which is included in occupancy and furniture and fixtures expense in the consolidated statements of income.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$328,452	$ ---	$328,452
US Government agencies	---	76,906	---	76,906
Private label	---	1,132	---	1,132
Obligations of states and political subdivisions thereof	---	122,366	---	122,366
Derivative assets	---	1,748	---	1,748

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$306,993	$ ---	$306,993
US Government agencies	---	79,130	---	79,130
Private label	---	3,464	---	3,464
Obligations of states and political subdivisions thereof	---	115,382	---	115,382
Derivative assets	---	2,069	---	2,069

During the years ended December 31, 2016 and 2015, there were no transfers between levels of the fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, shown net of specific reserves.

As of December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss
Other real estate owned	$ ---	$ ---	$ 90	$ 90	$53
Collateral dependent impaired loans	---	---	2,899	2,899	---

As of December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Loss
Other real estate owned	$ ---	$ ---	$ 256	$ 256	$27
Collateral dependent impaired loans	---	---	1,687	1,687	--

The Company had total collateral dependent impaired loans with carrying values of approximately $3,268 and $1,999 which had specific reserves included in the allowance of $369 and $312, respectively, at December 31, 2016 and 2015. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2016 and 2015 follows:

December 31, 2016	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 8,439	$8,439	$ ---	$ ---	$ 8,439
Federal Home Loan Bank stock	25,331	---	25,331	---	25,331
Loans, net	1,118,645	---	---	1,100,601	1,100,601
Interest receivable	6,051	---	6,051	---	6,051

Financial liabilities:
Deposits (with no stated maturity)	$ 633,863	$ ---	$633,863	$ ---	$ 633,863
Time deposits	416,437	---	417,805	---	417,805
Borrowings	536,596	---	535,126	---	535,126
Interest payable	697	---	697	---	697

December 31, 2015	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,720	$9,720	$ ---	$ ---	$ 9,720
Federal Home Loan Bank stock	21,479	---	21,479	---	21,479
Loans, net	980,631	---	---	975,610	975,610
Interest receivable	5,420	---	5,420		5,420

Financial liabilities:
Deposits (with no stated maturity)	$ 546,058	$ ---	$546,058	$ ---	$ 546,058
Time deposits	396,729	---	399,146	---	399,146
Borrowings	474,791	---	473,404	---	473,404
Interest payable	527	---	527	---	527

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

Note 21: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 are presented below:

BALANCE SHEETS

	2016	2015
Cash	$ 1,302	$ 918
Investment in subsidiaries	158,967	156,396
Premises	687	688
Other assets	137	320
Total assets	$161,093	$158,322

Liabilities
Total liabilities	$ 4,353	$ 4,170

Shareholders' equity
Total shareholders' equity	$156,740	$154,152

Liabilities and Shareholders' equity	$161,093	$158,322

         STATEMENTS OF INCOME

	2016	2015	2014
Dividend income from subsidiaries	$ 6,473	$ 5,407	$ 5,697
Equity in undistributed earnings of subsidiaries	10,380	11,272	10,141
Bankshares expenses	(2,949)	(2,183)	(1,705)
Tax benefit	1,029	657	480
Net income	$14,933	$15,153	$14,613

STATEMENTS OF CASH FLOWS

	2016	2015	2014
Cash flows from operating activities:
Net income	$ 14,933	$ 15,153	$ 14,613

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1	1	---
Recognition of stock based expense	1,114	711	418
Net change in other assets	38	(281)	(189)
Net change in other liabilities	183	423	415
Equity in undistributed earnings of subsidiaries	(10,380)	(11,272)	(10,141)

Net cash provided by operating activities	5,889	4,735	5,116

Cash flows from investing activities:
Additional investments in subsidiaries	---	---	---
Capital expenditures	(1)	(1)	(1)

Net cash used in investing activities	(1)	(1)	(1)

Cash flows from financing activities:
Purchases of treasury stock	(497)	(24)	(8)
Purchase of preferred stock and warrants	---	---	---
Proceeds from issuance of equity instruments	---	---	---
Proceeds from stock option exercises	1,570	1,127	616
Dividend paid	(6,577)	(6,040)	(5,362)

Net cash used in financing activities	(5,504)	(4,937)	(4,754)

Net (decrease) increase in cash	384	(203)	361

Cash and cash equivalents, beginning of year	918	1,121	760

Cash and cash equivalents, end of year	$ 1,302	$ 918	$ 1,121

Note 22: Selected Quarterly Financial Data (Unaudited)

2016 Quarter	1	2	3	4
Interest and dividend income	$14,164	$14,354	$14,123	$14,846
Interest expense	2,828	2,972	3,124	3,189
Net interest income	11,336	11,382	10,999	11,657
Provision for loan losses	465	150	139	225
Non-interest income	3,328	3,614	3,372	2,035
Non-interest expense	7,997	8,731	8,750	10,457
Income before income taxes	6,202	6,115	5,482	3,010
Income taxes	1,796	1,804	1,850	426
Net income	$ 4,406	$ 4,311	$ 3,632	$ 2,584

Per common share data:
Basic earnings per share	$ 0.73	$ 0.72	$ 0.60	$ 0.43
Diluted earnings per share	$ 0.72	$ 0.71	$ 0.59	$ 0.42

Note 23: Subsequent Events

Lake Sunapee Bank Group Acquisition Update: On January 13, 2017, the Company completed the previously announced acquisition of Lake Sunapee Bank Group (“LSBG”). The Company issued 4,163,853 shares of common stock using a fixed exchange ratio of 0.4970 which was based on a stock price of $34.55. Total consideration paid at closing was $182,200 which reflected the increase in the Company’s stock at the time of closing plus an additional $28 in cash paid for fractional shares. At completion of the acquisition, LSBG had approximately $1.5 billion in total assets. Final allocation of the purchase price to the fair value of assets and liabilities acquired is expected to be reported as part of the first quarter of 2017 earnings release and Form 10-Q as of March 31, 2017.

Three-for-Two Stock Split as a Large Stock Dividend: On February 21, 2017, the Company announced that its Board of Directors declared a three-for-two split of its common stock payable in the form of a large stock dividend. The three-for-two stock split is payable March 21, 2017, to the Company’s  common stockholders of record at the close of business on March 7, 2017. The additional shares will be distributed by the Company’s transfer agent, American Stock Transfer & Trust Company, and the per share price of the Company’s common stock will adjust accordingly on the NYSE MKT, LLC. Stockholders will receive cash in lieu of any fractional share of common stock that they otherwise would have been entitled to receive in connection with the split, except that those shareholders participating in the Company’s dividend reinvestment and share purchase plan will have fractional shares credited to their accounts. After giving effect to the stock split, and as of March 10, 2017, the number of shares of common stock outstanding will increase to approximately 15,384,662.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2016, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bar Harbor Bankshares

We have audited Bar Harbor Bankshares and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bar Harbor Bankshares and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2016, and our report dated March 14, 2017, expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts

March 14, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2015 fiscal year (hereinafter the “Proxy”) and is incorporated herein by reference.

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

March 14, 2017	BAR HARBOR BANKSHARES (Registrant) /s/ Curtis C. Simard Curtis C. Simard President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ David B. Woodside David B. Woodside, Chairman, Board of Directors	/s/ Curtis C. Simard Curtis C. Simard, Director President & Chief Executive Officer

/s/ Daina H. Belair Daina H. Belair, Director	/s/ Josephine Iannelli Josephine Iannelli EVP, Chief Financial Officer and Principal Accounting Officer

//s/ Matthew L. Caras Matthew Caras, Director	/s/ Lauri E. Fernald Lauri E. Fernald, Director

/s/ David M. Colter David M. Colter, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Steven H. Dimiick Steven H. Dimick, Director	/s/ Stephen R. Theroux Stephen R. Theroux, Director

/s/ Martha Tod Dudman Martha Tod Dudman, Director	s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/ Stephen W. Ensign Stephen W. Ensign, Director

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

2.1	Agreement and Plan of Merger, dated as of May 5, 2016, by and between the Company and Lake Sunapee bank Group	Incorporated herein by reference to Form 8-K, Exhibit 2.1, filed with the commission on May 9, 2016 (Commission File No. 00113349).

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the commission on November 5, 2015 (Commission File No. 00113349).

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.5	Description of Company Common Stock	Incorporated by reference to Form 8-K, Items 8.01 and 9.01, Exhibit 99.1, filed August 7, 2015 (Commission File No. 00113349).

10	Material Contracts

10.1*

Supplemental Executive Retirement Plan Adopted by the Board of Directors on September 16, 2003, and effective as of January 1, 2003, providing Joseph M. Murphy, retired President & CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, former President of the Bank, with certain defined retirement benefits (the “2003 SERP”)

Incorporated by reference to Form 10-Q, Part II, Item 6, Exhibit 10.2, filed with the Commission November 13, 2003 (Commission File No. 00113349).

10.2*	Amendment No. 1 to the 2003 SERP	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008 (Commission File No. 00113349).

10.3*	Supplemental Executive Retirement Plan, Section 409A	Incorporated by reference to Form 8-K, Exhibit 10.7, filed with the Commission on November 24, 2008 (Commission File No. 00113349).

10.4*	Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3), Exhibit 10.3, filled with the Commission March 28, 2002 (Commission File No. 00113349).

10.5*+	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz	Incorporated by reference to Form 8-K, Exhibit 10.9, filed with the Commission on November 24, 2008 (Commission File No. 00113349).

10.6*

Change in Control, Confidentiality, and Non-competition Agreements between the Company and the following officers: Marsha C. Sawyer, Executive Vice President Human Resources; and Joshua A. Radel, Chief Investment Officer, Bar Harbor Trust Services.

Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on May 18, 2012

10.7*	Change in Control Confidentiality and Noncompetition Agreement with Stephen Leackfeldt, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on May 18, 2012

10.8*	Change in Control Confidentiality and Noncompetition Agreement with Greg Dalton, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on May 18, 2012

10.9	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005 (Commission File No. 00113349).

10.10	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006 (Commission File No. 00113349).

10.11*	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix “C” to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009 (Commission File No. 00113349).

10.12*	Change in Control Confidentiality and Noncompetition Agreement between the Company and Senior Vice President, Marcia T. Bender	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on July 30, 2013.

10.13*	Employment Agreement with Company President and Chief Executive Officer, Curtis C. Simard	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, filed with the Commission on May 17, 2013.

10.14*	2015 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on January 22, 2015.

10.15*	2013 through 2015 Long Term Executive Incentive Plan	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, Exhibit 10.1, filed with the Commission on April 26, 2013.

10.16*	2014 through 2016 Long Term Executive Incentive Plan	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, Exhibit 10.1, filed with the Commission on July 24, 2014.

10.17*	2015 through 2017 Long Term Executive Incentive Plan	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, Exhibit 10.1, filed with the Commission on February 19, 2015.

10.18*	Change in Control Confidentiality and Noncompetition Agreement between the Company and Richard Maltz, Executive Vice President and Chief Operating Officer	Incorporated by reference to Form 8-K, Items 1.01 and 9.01, filed with the Commission on September 28, 2016.

10.19*

2016 Annual Incentive Play and designated target awards for fiscal year 2016 (calculated as a percentage of base salary) for certain executive officers of the Company and its wholly owned first tier bank and second tier trust company subsidiaries, including the Company’s named executive officers.

Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on December 23, 2015.

10.20*	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015 approved by Shareholders at the Company’s 2015 Annual Meeting.	Incorporated by reference to the Company’s Proxy DEF 14A, Appendix B, filed with the Commission on April 8, 2015.

10.22	Employment Agreement by and between the Company and Josephine Iannelli, Chief Financial Officer	Incorporated by reference to Form 8-K, Items 5.02 and 9.01, filed with the Commission on September 28, 2016.

11.1	Statement of re computation of per share earnings	Statement of re computation of per share earnings is provided in Note 1 to the Consolidated Financial Statements in this Report

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm, KPMG, LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

* Management contract or compensatory arrangement.

+ Mr. Shencavitz left employment positions with the Company effective August 15, 2016.