Form 10-Q
period 2017-03-31
BAR HARBOR BANKSHARES
filed 2017-05-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-13349
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine	01-0393663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 400
82 Main Street, Bar Harbor, ME	04609-0400
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (207) 288-3314
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one)
Large Accelerated Filer ☐        Accelerated Filer ☒       Non-Accelerated Filer ☐      Smaller Reporting Company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The Registrant had 15,390,856 shares of common stock, par value $2.00 per share, outstanding as of May 4, 2017.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$29,245	$8,219
Interest-bearing deposit with the Federal Reserve Bank	12,781	220
Total cash and cash equivalents	42,026	8,439
Securities available for sale, at fair value	724,224	528,856
Federal Home Loan Bank stock	42,404	25,331
Total securities	766,628	554,187
Commercial real estate	779,834	418,289
Commercial and industrial	309,995	151,240
Residential real estate	1,155,436	506,612
Consumer	127,370	53,093
Net deferred loan costs and fees	(199)	(170)
Total loans	2,372,436	1,129,064
Less: Allowance for loan losses	(10,884)	(10,419)
Net loans	2,361,552	1,118,645
Premises and equipment, net	45,581	23,419
Other real estate owned	363	90
Goodwill	99,901	4,935
Other intangible assets	9,282	377
Cash surrender value of bank-owned life insurance	56,627	24,450
Deferred tax assets, net	14,158	5,990
Other assets	31,365	14,817
Total assets	$3,427,483	$1,755,349

Liabilities
Demand and other non-interest bearing deposits	$349,896	$98,856
NOW deposits	242,876	175,150
Savings deposits	511,091	77,623
Money market deposits	349,491	282,234
Time deposits	720,899	416,437
Total deposits	2,174,253	1,050,300
Senior borrowings	842,150	531,596
Subordinated borrowings	43,078	5,000
Total borrowings	885,228	536,596
Other liabilities	26,954	11,713
Total liabilities	3,086,435	1,598,609
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,389 and 10,182,611 shares at March 31, 2017 and December 31, 2016, respectively	32,857	13,577
Additional paid-in capital	185,867	23,027
Retained earnings	131,814	130,489
Accumulated other comprehensive loss	(3,662)	(4,326)
Less: cost of 1,043,728 and 1,067,016 shares of treasury stock at March 31, 2017 and December 31, 2016, respectively	(5,828)	(6,027)
Total shareholders’ equity	341,048	156,740
Total liabilities and shareholders’ equity	$3,427,483	$1,755,349
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Interest and dividend income
Loans	$21,194	$10,083
Securities and other	4,991	4,081
Total interest and dividend income	26,185	14,164
Interest expense
Deposits	2,210	1,577
Borrowings	2,603	1,251
Total interest expense	4,813	2,828
Net interest income	21,372	11,336
Provision for loan losses	795	465
Net interest income after provision for loan losses	20,577	10,871
Non-interest income
Trust and investment management fee income	2,864	948
Insurance and brokerage service income	364	—
Customer service fees	1,360	211
Gain on sales of securities, net	—	1,436
Bank-owned life insurance income	399	225
Other income	959	508
Total non-interest income	5,946	3,328
Non-interest expense
Salaries and employee benefits	10,321	5,017
Occupancy and equipment	2,666	1,158
Loss on premises and equipment, net	95	—
FDIC insurance assessments	380	217
Outside services	597	110
Professional services	440	124
Communication	368	93
Amortization of intangible assets	157	23
Merger expenses	3,112	—
Other expenses	2,695	1,255
Total non-interest expense	20,831	7,997

Income before income taxes	5,692	6,202
Income tax expense	1,481	1,796
Net income	$4,211	$4,406

Earnings per share:
Basic	$0.29	$0.49
Diluted	$0.29	$0.48

Weighted average common shares outstanding:
Basic	14,471	9,014
Diluted	14,591	9,122
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$4,211	$4,406
Other comprehensive income, before tax:
Changes in unrealized loss on securities available-for-sale	1,116	5,927
Changes in unrealized loss on derivative hedges	(223)	(714)
Changes in unrealized loss on pension	57	73
Income taxes related to other comprehensive income:
Changes in unrealized loss on securities available-for-sale	(348)	(2,074)
Changes in unrealized loss on derivative hedges	83	250
Changes in unrealized loss on pension	(21)	(26)
Total other comprehensive income	664	3,436
Total comprehensive income	$4,875	$7,842
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152

Comprehensive income:
Net income	—	—	4,406	—	—	4,406
Other comprehensive loss	—	—	—	3,436	—	3,436
Total comprehensive income	—	—	4,406	3,436	—	7,842
Cash dividends declared ($0.18 per share)	—	—	(1,593)	—	—	(1,593)
Treasury stock purchased	—	—	—	—	(190)	(190)
Net issuance (4,699) to employee stock plans, including related tax effects	—	102	(36)	—	170	236
Recognition of stock based compensation	—	147	—	—	—	147
Balance at March 31, 2016	$13,577	$21,873	$125,037	$7,065	$(6,958)	$160,594

Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	4,211	—	—	4,211
Other comprehensive loss	—	—	—	664	—	664
Total comprehensive income	—	—	4,211	664	—	4,875
Cash dividends declared ($0.19 per share)	—	—	(2,870)	—	—	(2,870)
Acquisition of Lake Sunapee Bank Group	8,328	173,591	—	—	—	181,919
Net issuance (23,288) to employee stock plans, including related tax effects	—	130	—	—	199	329
Three-for-two stock split	10,952	(10,952)	(16)	—	—	(16)
Recognition of stock based compensation	—	71	—	—	—	71
Balance at March 31, 2017	$32,857	$185,867	$131,814	$(3,662)	$(5,828)	$341,048

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$4,211	$4,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	795	465
Net amortization of securities	1,235	586
Deferred tax benefit	(237)	—
Change in unamortized net loan costs and premiums	(29)	—
Premises and equipment depreciation and amortization expense	838	403
Stock-based compensation expense	71	230
Accretion of purchase accounting entries, net	(606)	—
Amortization of other intangibles	157	23
Income from cash surrender value of bank-owned life insurance policies	(399)	(225)
Gain on sales of securities, net	—	(1,436)
Loss on premises and equipment, net	95	—
Net change in other	(5,129)	(1,256)
Net cash provided by operating activities	1,002	3,196

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	21,513
Proceeds from maturities, calls and prepayments of securities available for sale	30,208	20,626
Purchases of securities available for sale	(81,574)	(63,311)
Net change in loans	(16,388)	(14,480)
Purchase of loans	(18,621)	(2,102)
Purchase of Federal Home Loan Bank stock	(5,624)	(1,572)
Purchase of premises and equipment, net	(1,652)	(1,865)
Acquisitions, net of cash (paid) acquired	39,537	—
Proceeds from sale of other real estate	81	—
Net cash used in investing activities	$(54,033)	$(41,191)

Cash flows from financing activities:
Net decrease in deposits	$(26,495)	$19,788
Net change in short-term advances from the Federal Home Loan Bank	141,555	24,196
Repayments of long term advances from the Federal Home Loan Bank	(18,513)	—
Net change in securities sold repurchase agreements	(7,372)	(6,734)
Exercise of stock options	313	153
Purchase of treasury stock	—	(190)
Common stock cash dividends paid	(2,870)	(1,593)
Net cash provided by financing activities	86,618	35,620

Net change in cash and cash equivalents	33,587	(2,375)
Cash and cash equivalents at beginning of year	8,439	9,720
Cash and cash equivalents at end of year	$42,026	$7,345
Supplemental cash flow information:
Interest paid	$4,795	$2,792
Income taxes paid, net	296	1,419

Acquisition of non-cash assets and liabilities:
Assets acquired	1,454,076	—
Liabilities assumed	1,406,672	—

Other non-cash changes:
Real estate owned acquired in settlement of loans	32	—
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company” or “Bar Harbor”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include the accounts of the Company, its wholly-owned subsidiary Bar Harbor Bank & Trust (the "Bank") and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless U.S. GAAP requires otherwise.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to U.S. GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company's Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the Securities and Exchange Commission.  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

As a result of the Lake Sunapee Group acquisition, the Company has the following new significant and critical accounting policy regarding acquired loans:

Acquired Loans: Loans that the Company acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases or increases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired. For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

Recently Adopted Accounting Principles
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required currently, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. As allowed by the ASU, the Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. For the first quarter of 2017, the adoption of ASU No. 2016-09 resulted in an insignificant decrease to the provision for income taxes primarily due to the tax benefit from the exercise of stock options and the vesting of restricted stock.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company elected to adopt the provisions of ASU No. 2017-08 as of March 31, 2017, which had no impact on the Company’s Consolidated Financial Statements.

Future Application of Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in U.S. GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The common revenue standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to U.S. GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current U.S. GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs (e.g., Salaries and Benefits) arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(e.g., Other Noninterest Expense) that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other post-retirement benefit plan footnote. ASU No. 2017-07 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2.     ACQUISITION

Lake Sunapee Bank Group
On January 13, 2017, the Company completed its acquisition of Lake Sunapee Bank Group (“Lake Sunapee”). Lake Sunapee, as a holding company, had one banking subsidiary (“Lake Sunapee Bank”) that had 33 full service branches located throughout New Hampshire and Vermont. As a result of the transaction, Lake Sunapee Bank Group merged into Bar Harbor Bankshares, and Lake Sunapee Bank merged into Bar Harbor Bank. This business combination expands the Company's geographic footprint and increases market share in its New England based franchise. The goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Lake Sunapee's operations.

On the acquisition date, Lake Sunapee had 8.38 million common shares outstanding, which were exchanged for 4.16 million of the Company's common shares based on a 0.4970 exchange ratio as defined in the merger agreement. The merger qualifies as a reorganization for federal income tax purposes, and as a result, Lake Sunapee common shares exchanged for the Company's common shares are transferred on a tax-free basis. Bar Harbor Bankshares common stock issued in this exchange was valued at $43.69 per share based on the closing price posted on January 13, 2017 resulting in a consideration value of $181.90 million. The Company also paid $27 thousand to Lake Sunapee shareholders in lieu of the issuance of fractional shares. Total consideration paid at closing reflected the increase in Bar Harbor Bankshare's stock price since the time of the announcement.

The results of Lake Sunapee's operations are included in the Company's Consolidated Statement of Income from the date of acquisition. The assets and liabilities in the Lake Sunapee acquisition were recorded at their fair value based on management’s best estimate using information available as of the date of acquisition.

Consideration paid, and fair values of Lake Sunapee’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following tables:

(in thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Consideration paid:
Bar Harbor Bankshares common stock issued to Lake Sunapee Bank Group stockholders (4,163,853 shares)				$181,919
Cash paid for fractional shares				27
Total consideration paid				181,946
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$40,970	$(1,406)	a	$39,564
Investment securities	156,960	(1,381)	b	155,579
Loans	1,217,928	(9,728)	c	1,208,200
Premises and equipment	22,561	(351)	d	22,210
Core deposit intangible	—	7,786	e	7,786
Other assets	102,300	(50,083)	f	52,217
Deposits	(1,149,865)	(746)	g	(1,150,611)
Borrowings	(232,261)	(16)	h	(232,277)
Deferred taxes, net	(1,921)	10,007	i	8,086
Other liabilities	(19,924)	(3,860)	j	(23,784)
Total identifiable net assets	$136,748	$(49,778)		$86,970

Goodwill				$94,976

Explanation of Certain Fair Value Adjustments

a.	Represents in-process payments that were made on the date of acquisition that were not recorded on Lake Sunapee's general ledger until after acquisition.

b.	Represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

c.
Represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30, Loans and Securities Acquired with Deteriorated Credit Quality, had a book value of $23.30 million and have a fair value $18.40 million. Non-impaired loans accounted for under ASC 310-10, Overall, had a book value of $1.20 billion and have a fair value of $1.188 billion. ASC 310-30 loans have a $1.09 million fair value adjustment discount that is accretable in earnings over the weighted average life of three years using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected flows. ASC 310-10 loans have a $11.40 million fair value adjustment discount that is amortized into expense over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.

d.
Represents the adjustment of the book value of buildings and equipment, to their estimated fair value based on appraisals and other methods. The adjustments will be depreciated over the estimated economic lives of the assets.

e.
Represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized using a straight-line method over the average life of the deposit base, which is estimated to be twelve years.

f.
Primarily represents the write-off of historical goodwill and unamortized intangibles recorded by Lake Sunapee from prior acquisitions that are not carried over to the Company's balance sheet.  These adjustments are not accretable into earnings in the statement of income. Also represents the value of customer list intangibles which are accretable into earnings in the statement of income.

g.
Represents adjustments made to time deposits due to the weighted average contractual interest rates exceeding the cost of similar funding at the time of acquisition. The amount will be amortized using a straight-line method over the estimated useful life of one year.

h.
Represents the present value difference between cash flows of current debt instruments using contractual rates and those of similar borrowings on the date of acquisition. The adjustment will be amortized over the remaining four year weighted average contractual life.

i.	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.

j.	Primarily represents the impact of change in control effects on post-retirement liabilities assumed by the Company, which are not accretable into earnings in the statement of income.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value for collateral dependent loans with deteriorated credit quality, we analyzed the underlying collateral of the loans assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the seller’s allowance for credit losses associated with the loans that were acquired in the acquisition as the loans were initially recorded at fair value.

Information about the acquired loan portfolio subject to ASC 310-30 as of January 13, 2017 is, as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$23,338
Contractual cash flows not expected to be collected (nonaccretable discount)	(3,801)
Expected cash flows at acquisition	19,537
Interest component of expected cash flows (accretable discount)	(1,089)
Fair value of acquired loans	$18,448

Direct acquisition and integration costs were expensed as incurred, and totaled $3.1 million during the three months ending March 31, 2017 and were zero for the same period of 2016.

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisition of Lake Sunapee assuming the acquisition was completed as of January 1, 2016. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisition. These adjustments would have been different if they had been recorded on January 1, 2016, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Lake Sunapee had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using the Company's actual weighted-average shares outstanding for the periods presented plus 4.164 million shares issued as a result of the acquisition. The unaudited pro forma information is based on the actual financial statements of the Company and Lake Sunapee for the periods shown until the date of acquisition, at which time Lake Sunapee operations became included in the Company's financial statements. The Company has determined it is impractical to report the amounts of revenue and earnings of the acquired entity since the acquisition date. Due to the integration of its operations with those of the organization, the Company does not record revenue and earnings separately for these operations.

The unaudited pro forma information, for the three months ended March 31, 2017 and 2016, set forth below reflects adjustments related to amortization and accretion of purchase accounting fair value adjustments and an estimated tax rate of 37.57%. Direct acquisition expenses incurred by the Company during 2017, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited) Three Months Ended March 31,
	2017	2016
Net interest income	$23,208	$22,360
Non-interest income	6,495	7,909
Net income	6,807	7,016

Pro forma earnings per share:
Basic	$0.46	$0.46
Diluted	$0.46	$0.46

NOTE 3.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6,923	$53	$—	$6,976
Mortgage-backed securities:
US Government-sponsored enterprises	463,878	2,993	5,050	461,821
US Government agency	82,371	748	670	82,449
Private label	838	193	10	1,021
Obligations of states and political subdivisions thereof	149,123	2,534	3,034	148,623
Corporate bonds	23,244	112	22	23,334
Total securities available for sale	$726,377	$6,633	$8,786	$724,224

December 31, 2016
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	330,635	2,682	4,865	328,452
US Government agency	76,722	797	613	76,906
Private label	936	207	11	1,132
Obligations of states and political subdivisions thereof	123,832	1,941	3,407	122,366
Corporate bonds	—	—	—	—
Total securities available for sale	$532,125	$5,627	$8,896	$528,856

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at March 31, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
	Amortized	Fair
(In thousands)	Cost	Value
Within 1 year	$69	$70
Over 1 year to 5 years	15,330	15,455
Over 5 years to 10 years	73,845	74,546
Over 10 years	637,133	634,153
Total securities available for sale	$726,377	$724,224

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2017

Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	4,512	215,895	538	13,067	5,050	228,962
US Government agency	521	42,042	149	4,693	670	46,735
Private label	—	—	10	298	10	298
Obligations of states and political subdivisions thereof	2,872	67,691	163	4,463	3,034	72,154
Corporate bonds	22	3,022	—	—	22	3,022
Total securities available for sale	$7,927	$328,650	$860	$22,521	$8,786	$351,171

December 31, 2016

Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	4,369	197,914	496	10,120	4,865	208,034
US Government agency	472	36,941	141	4,263	613	41,204
Private label	—	107	11	312	11	419
Obligations of states and political subdivisions thereof	3,252	76,803	155	3,916	3,407	80,719
Corporate bonds	—	—	—	—	—	—
Total securities available for sale	$8,093	$311,765	$803	$18,611	$8,896	$330,376

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three months ended March 31, 2017 and 2016 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended March 31
	2017	2016
Estimated credit losses as of prior year-end	$1,697	$3,180
Reductions for securities paid off during the period	—	387
Estimated credit losses at end of the period	$1,697	$2,793

Visa Class B Common Shares
The Bank was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for all reporting periods since 2008. At March 31, 2017, the Bank owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Bank continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at March 31, 2017:

US Government-sponsored enterprises
At March 31, 2017, 297 out of the total 802 securities in the Company’s portfolios of AFS US Government sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions.The Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the contractual cash flows of all of the Company’s US government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agencies
At March 31, 2017, 67 out of the total 215 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private-label
At March 31, 2017, seven of the total 27 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.26% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
At March 31, 2017, 143 of the total 280 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.51% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
At March 31, 2017, one out of six securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.16% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTE 4.    LOANS
The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans includes single and multi-family, commercial construction and land, and other commercial real estate classes. Commercial and industrial loans includes loans to commercial businesses, agricultural and other loans to farmers, and tax exempt loans. Residential real estate loans consists of mortgages for 1 to 4 family housing. Consumer loans include home equity loans, indirect auto and other installment lending.

The Company’s lending activities are principally conducted in Maine, New Hampshire, and Vermont.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Lake Sunapee Bank Group. The following is a summary of total loans:

	March 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$8,315	$17,315	$25,630	$14,695	$—	$14,695
Commercial real estate other	436,622	317,582	754,204	403,594	—	403,594
Total commercial real estate	444,937	334,897	779,834	418,289	—	418,289

Commercial and industrial:
Commercial other	120,302	82,761	203,063	103,586	—	103,586
Agricultural and other loans to farmers	32,621	643	33,264	31,808	—	31,808
Tax exempt loans	31,263	42,405	73,668	15,846	—	15,846
Total commercial and industrial	184,186	125,809	309,995	151,240	—	151,240

Total commercial loans	629,123	460,706	1,089,829	569,529	—	569,529

Residential real estate:
Residential mortgages	518,556	636,880	1,155,436	506,612	—	506,612
Total residential real estate	518,556	636,880	1,155,436	506,612	—	506,612

Consumer:
Home equity	48,018	68,374	116,392	46,921	—	46,921
Consumer other	7,131	3,847	10,978	6,172	—	6,172
Total consumer	55,149	72,221	127,370	53,093	—	53,093

Net deferred loan costs and fees	(199)	—	(199)	(170)	—	(170)
Total loans	$1,202,629	$1,169,807	$2,372,436	$1,129,064	$—	$1,129,064

The carrying amount of the acquired loans at March 31, 2017 totaled $1.17 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $17.0 million (and a note balance of $21.7 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.15 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$—	$—
Acquisitions	3,398	—
Reclassification from nonaccretable difference for loans with improved cash flows	—	—
Accretion	(204)	—
Balance at end of period	$3,194	$—

The following is a summary of past due loans at March 31, 2017 and December 31, 2016:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2017
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$8,315	$8,315	$—
Commercial real estate other	184	13	1,461	1,658	434,964	436,622	—
Total commercial real estate	184	13	1,461	1,658	443,279	444,937	—

Commercial and industrial:
Commercial other	34	9	205	248	120,054	120,302	—
Agricultural and other loans to farmers	—	125	136	261	32,360	32,621	—
Tax exempt loans	—	—	—	—	31,263	31,263	—
Total commercial and industrial	34	134	341	509	183,677	184,186	—

Total commercial loans	218	147	1,802	2,167	626,956	629,123	—

Residential real estate:
Residential mortgages	2,963	173	508	3,644	514,912	518,556	—
Total residential real estate	2,963	173	508	3,644	514,912	518,556	—

Consumer:
Home equity	128	—	—	128	47,890	48,018	—
Consumer other	109	—	—	109	7,022	7,131	—
Total consumer	237	—	—	237	54,912	55,149	—

Net deferred loan costs and fees	—	—	—	—	(199)	(199)	—
Total loans	$3,418	$320	$2,310	$6,048	$1,196,581	$1,202,629	$—

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$14,695	$14,695	$—
Commercial real estate other	195	554	1,665	2,414	401,180	403,594	—
Total commercial real estate	195	554	1,665	2,414	415,875	418,289	—

Commercial and industrial:
Commercial other	61	45	201	307	103,279	103,586	—
Agricultural and other loans to farmers	231	—	—	231	31,577	31,808	—
Tax exempt loans	—	—	—	—	15,846	15,846	—
Total commercial and industrial	292	45	201	538	150,702	151,240	—

Total commercial loans	487	599	1,866	2,952	566,577	569,529	—

Residential real estate:
Residential mortgages	4,484	429	938	5,851	500,761	506,612	—
Total residential real estate	4,484	429	938	5,851	500,761	506,612	—

Consumer:
Home equity	—	—	15	15	46,906	46,921	—
Consumer other	103	1	6	110	6,062	6,172	—
Total consumer	103	1	21	125	52,968	53,093	—

Net deferred loan costs and fees	—	—	—	—	(170)	(170)	—
Total loans	$5,074	$1,029	$2,825	$8,928	$1,120,136	$1,129,064	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2017
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$516	$17,315	$—
Commercial real estate other	742	425	—	1,167	11,337	317,582	—
Total commercial real estate	742	425	—	1,167	11,853	334,897	—

Commercial and industrial:
Commercial other	218	—	—	218	1,142	82,761	—
Agricultural and other loans to farmers	—	—	—	—	—	643	—
Tax exempt loans	—	—	—	—	—	42,405	—
Total commercial and industrial	218	—	—	218	1,142	125,809	—

Total commercial loans	960	425	—	1,385	12,995	460,706	—

Residential real estate:
Residential mortgages	2,354	55	—	2,409	3,819	636,880	—
Total residential real estate	2,354	55	—	2,409	3,819	636,880	—

Consumer:
Home equity	309	—	—	309	192	68,374	—
Consumer other	3	—	—	3	19	3,847	—
Total consumer	312	—	—	312	211	72,221	—

Net deferred loan costs and fees	—	—	—	—	—	—	—
Total loans	$3,626	$480	$—	$4,106	$17,025	$1,169,807	$—

Non Accrual Loans
The following is summary information pertaining to non-accrual loans at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$—	$—
Commercial real estate other	2,354	—	2,354	2,564	—	2,564
Total commercial real estate	2,354	—	2,354	2,564	—	2,564

Commercial and industrial:
Commercial loans	284	—	284	284	—	284
Agricultural and other loans to farmers	167	—	167	31	—	31
Tax exempt loans	—	—	—	—	—	—
Total commercial and industrial	451	—	451	315	—	315

Total commercial loans	2,805	—	2,805	2,879	—	2,879

Residential real estate:
Residential mortgages	3,066	—	3,066	3,419	—	3,419
Total residential real estate	3,066	—	3,066	3,419	—	3,419

Consumer:
Home equity	62	—	62	90	—	90
Consumer other	98	—	98	108	—	108
Total consumer	160	—	160	198	—	198

Total loans	$6,031	$—	$6,031	$6,496	$—	$6,496

Loans evaluated for impairment as of March 31, 2017 and December 31, 2016 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
March 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$4,191	$722	$1,700	$641	$7,254
Collectively evaluated	440,746	183,464	516,856	54,508	1,195,574
Total	$444,937	$184,186	$518,556	$55,149	$1,202,828

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$4,481	$486	$1,709	$33	$6,709
Collectively evaluated	413,808	150,754	504,903	53,060	1,122,525
Total	$418,289	$151,240	$506,612	$53,093	$1,129,234

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
March 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$—	$—
Purchased credit-impaired loans	11,853	1,142	3,819	211	17,025
Collectively evaluated	323,044	124,667	633,061	72,010	1,152,782
Total	$334,897	$125,809	$636,880	$72,221	$1,169,807

The following is a summary of impaired loans at March 31, 2017 and December 31, 2016:
Business Activities Loans

	March 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	2,471	2,612	—
Commercial other	251	254	—
Agricultural and other loans to farmers	256	256	—
Tax exempt loans	—	—	—
Residential real estate	1,380	1,496	—
Home equity	589	589	—
Consumer other	44	44	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	1,720	3,699	302
Commercial other	215	365	172
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	320	320	45
Home equity	—	—	—
Consumer other	8	8	8

Total
Commercial real estate	$4,191	$6,311	$302
Commercial and industrial	722	875	172
Residential real estate	1,700	1,816	45
Consumer	641	641	8
Total impaired loans	$7,254	$9,643	$527

Business Activities Loans

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	2,831	2,919	—
Commercial other	130	130	—
Agricultural and other loans to farmers	139	139	—
Tax exempt loans	—	—	—
Residential real estate	1,387	1,504	—
Home equity	16	16	—
Consumer other	2	2	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	1,650	3,575	193
Commercial other	217	367	173
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	322	322	49
Home equity	—	—	—
Consumer other	15	15	9

Total
Commercial real estate	$4,481	$6,494	$193
Commercial and industrial	486	636	173
Residential real estate	1,709	1,826	49
Consumer	33	33	9
Total impaired loans	$6,709	$8,989	$424

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2017 and 2016:

Business Activities Loan

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	2,592	34	1,932	22
Commercial other	226	3	98	2
Agricultural and other loans to farmers	192	2	141	3
Tax exempt loans	—	—	—	—
Residential real estate	1,500	22	1,079	21
Home equity	590	—	17	—
Consumer other	44	1	—	—

With an allowance recorded:
Construction and land development	$—	$—	$1,111	$—
Commercial real estate other	1,723	—	529	—
Commercial other	216	—	223	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	321	—	767	—
Home equity	—	—	—	—
Consumer other	9	—	8	—

Total
Commercial real estate	$4,315	$34	$3,572	$22
Commercial and industrial	634	5	462	5
Residential real estate	1,821	22	1,846	21
Consumer	643	1	25	—
Total impaired loans	$7,413	$62	$5,905	$48

Troubled Debt Restructuring Loans
The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan.

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2017 and for the three months ended March 31, 2016, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ended March 31, 2017 were attributable to interest rate concessions, maturity date extensions, reamortization or a combination of two concessions. The modifications for the three months ending March 31, 2016 were attributable to interest rate concessions, maturity date extensions or a combination of both.

	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial other	1	$80	$80
Residential mortgages	2	575	574
Consumer other	1	38	37
Total	4	$693	$691

	Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$395	$394
Agricultural and other loans to farmers	2	30	25
Total	4	$425	$419

For the three months ended March 31, 2017, there were no loans that were restructured that had subsequently defaulted during the period.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

As of March 31, 2017, the Company maintained foreclosed residential real estate property with a fair value of $363 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of March 31, 2017 and December 31, 2016 totaled $2.0 million and $2.4 million, respectively. As of December 31, 2016, foreclosed residential real estate property totaled $90 thousand.

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 was as follows:

Business Activities Loans	At or for the three months ended March 31, 2017
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(107)	(17)	(199)	(21)	(344)
Recoveries on charged-off loans	4	—	1	9	14
Provision/(releases) for loan losses	265	208	283	39	795
Balance at end of period	$5,307	$2,143	$2,806	$628	$10,884
Individually evaluated for impairment	302	172	45	8	527
Collectively evaluated	5,005	1,971	2,761	620	10,357
Total	$5,307	$2,143	$2,806	$628	$10,884

Business Activities Loans	At or for the three months ended March 31, 2016
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$4,430	$1,590	$2,747	$672	$9,439
Charged-off loans	(34)	(89)	(31)	(10)	(164)
Recoveries on charged-off loans	6	41	20	7	74
Provision/(releases) for loan losses	496	106	(115)	(22)	465
Balance at end of period	$4,898	$1,648	$2,621	$647	$9,814
Individually evaluated for impairment	140	175	118	—	433
Collectively evaluated	4,758	1,473	2,503	647	9,381
Total	$4,898	$1,648	$2,621	$647	$9,814

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

The following are the definitions of the Bank’s credit quality indicators:

Pass: Loans within all classes of commercial portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low risk of loss related to these loans that are considered pass.

Special mention: Loans that do not expose the Bank to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: (i) lack of expertise, inadequate loan agreement; (ii) the poor condition of or lack of control over collateral; (iii) failure to obtain proper documentation or any other deviations from prudent lending practices.  Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose the Bank to sufficient risks to warrant classification.

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

The following tables present the Company’s loans by risk rating at March 31, 2017 and December 31, 2016:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$7,586	$14,695	$411,243	$377,138	$418,829	$391,833
Special mention	29	—	7,677	5,868	7,706	5,868
Substandard	700	—	17,702	20,588	18,402	20,588
Total	$8,315	$14,695	$436,622	$403,594	$444,937	$418,289

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$115,679	$98,968	$31,922	$31,279	$31,096	$15,679	$178,697	$145,926
Special mention	2,632	2,384	102	251	167	167	2,901	2,802
Substandard	1,991	2,234	597	278	—	—	2,588	2,512
Total	$120,302	$103,586	$32,621	$31,808	$31,263	$15,846	$184,186	$151,240

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$16,845	$—	$306,425	$—	$323,270	$—
Special mention	—	—	1,559	—	1,559	—
Substandard	470	—	9,598	—	10,068	—
Total	$17,315	$—	$317,582	$—	$334,897	$—

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:		0
Pass	$81,918	$—	$643	$—	$42,405	$—	$124,966	$—
Special mention	83	—	—	—	—	—	83	—
Substandard	760	—	—	—	—	—	760	—
Total	$82,761	$—	$643	$—	$42,405	$—	$125,809	$—

The following table summarizes information about total loans rated Special Mention or higher as of March 31, 2017 and December 31, 2016. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	March 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$2,336	$—	$2,336	$2,733	$—	$2,733
Substandard accruing	18,654	10,827	29,481	20,368	—	20,368
Total classified	20,990	10,827	31,817	23,101	—	23,101
Special mention	10,606	1,643	12,249	8,669	—	8,669
Total Criticized	$31,596	$12,470	$44,066	$31,770	$—	$31,770

NOTE 6.               BORROWED FUNDS

Borrowed funds at March 31, 2017 and December 31, 2016 are summarized, as follows:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings
Advances from the FHLBB	$582,755	1.08%	$372,700	0.97%
Other borrowings	33,557	0.45	21,780	0.29
Total short-term borrowings	616,312	1.05	394,480	0.43
Long-term borrowings
Advances from the FHLBB	225,838	1.19	137,116	1.59
Subordinated borrowings	38,078	6.36	—	—
Junior subordinated borrowings	5,000	4.75	5,000	4.41
Total long-term borrowings	268,916	7.98	142,116	1.69
Total	$885,228	1.33%	$536,596	1.13%

Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. The Bank also maintains a $1.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was an outstanding balance of $5 thousand on the FHLBB line of credit for the periods ended March 31, 2017 and December 31, 2016.

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2017, the Bank’s available secured line of credit at the FRB was $133.0 million. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. There were no borrowings with the Federal Reserve Bank for the periods ended March 31, 2017 and December 31, 2016.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at March 31, 2017 include callable advances totaling $39.9 million, and amortizing advances totaling $700 thousand. The advances outstanding at December 31, 2016 include callable advances totaling $17.0 million, and no amortizing advances. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of March 31, 2017 is as follows:

	March 31, 2017
(in thousands, except rates)	Principal	Weighted Average Rate
Fixed rate advances maturing:
2017	$580,755	0.93%
2018	60,830	0.64
2019	104,933	1.63
2020	29,893	1.76
2020 and beyond	32,182	0.46
Total FHLBB advances	$808,593	1.19%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the bank after five years without penalty. The interest rate is three-month LIBOR plus 0.345%. At March 31, 2017 and December 31, 2016 the interest rate was 4.58% and 4.41%, respectively.

On January 13, 2017, the Company acquired $17.0 million of subordinated debt in connection with the Lake Sunapee acquisition. The original subordinated debt was issued on October 29, 2014, through the issuance of a Subordinated Note Purchase Agreement with certain accredited investors under which the Company issued an aggregate of $17.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of November 1, 2024, and will bear interest at a fixed rate of 6.75% per annum. The Company may, at its option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The Notes are not subject to repayment at the option of the noteholders. The Notes will be unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors.

Also in connection with the Lake Sunapee acquisition, the Company acquired 100% of the common securities totaling $600 thousand and $20.0 million of Junior Subordinated Deferrable Interest Debentures ("Debentures") issued by NHTB Capital Trust II and NHTB Capital Trust III, which are both Connecticut statutory trusts. The debentures were originally issued on March 30, 2014, carry a variable interest rate of 3-month LIBOR plus 2.79%, and mature in year 2034. The debt is callable by the Company at the time when any interest payment is made. NHTB Trust II and Trust III are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into the Company’s financial statements.

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2017	December 31, 2016
Time less than $100,000	$526,688	$304,393
Time $100,000 or more	194,211	112,044
Total time deposits	$720,899	$416,437

Included in time deposits are brokered deposits of $322.1 million and $237.9 million at March 31, 2017 and December 31, 2016, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $43.4 million and $43.1 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2017	Regulatory Minimum to be Well Capitalized	December 31, 2016	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	13.6%	10.0%	16.5%	10.0%
Common equity tier 1 capital to risk weighted assets	11.1	6.5	15.0	6.5
Tier 1 capital to risk weighted assets	12.1	8.0	15.0	8.0
Tier 1 capital to average assets	8.0	5.0	8.9	5.0

Bank
Total capital to risk weighted assets	13.7%	10.0%	16.7%	10.0%
Common equity tier 1 capital to risk weighted assets	12.9	6.5	15.2	6.5
Tier 1 capital to risk weighted assets	12.9	8.0	15.2	8.0
Tier 1 capital to average assets	8.6	5.0	9.1	5.0

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as "well capitalized", an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be "well capitalized". In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017. The buffer will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At March 31, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well capitalized" for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated other comprehensive loss
Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2017	December 31, 2016
Other accumulated comprehensive loss, before tax:
Net unrealized holding loss on AFS securities	$(2,153)	$(3,269)
Net unrealized loss on effective cash flow hedging derivatives	(2,989)	(2,766)
Net unrealized holding loss on post-retirement plans	(565)	(622)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized holding loss on AFS securities	796	1,144
Net unrealized loss on effective cash flow hedging derivatives	1,051	968
Net unrealized holding loss on post-retirement plans	198	219
Accumulated other comprehensive loss	$(3,662)	$(4,326)

The following table presents the components of other comprehensive income for the three months ended March 31, 2017 and 2016:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gain arising during the period	$1,116	$(348)	$768
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	1,116	(348)	768

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(223)	83	(140)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(223)	83	(140)

Net unrealized holding loss on post-retirement plans:
Net unrealized gain arising during the period	57	(21)	36
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	57	(21)	36
Other comprehensive income	$950	$(286)	$664

Three Months Ended March 31, 2016
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$7,363	$(2,577)	$4,786
Less: reclassification adjustment for gains realized in net income	1,436	(503)	933
Net unrealized holding gains on AFS securities	5,927	(2,074)	3,853

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(714)	250	(464)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(714)	250	(464)

Net unrealized holding gain on post-retirement plans:
Net unrealized gain arising during the period	73	(26)	47
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	73	(26)	47
Other comprehensive income	$5,286	$(1,850)	$3,436

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended March 31, 2017 and 2016:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2017
Balance at beginning of period	$(2,125)	$(1,798)	$(403)	$(4,326)
Other comprehensive gain(loss) before reclassifications	768	(140)	36	664
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	768	(140)	36	664
Balance at end of period	$(1,357)	$(1,938)	$(367)	$(3,662)

Three Months Ended March 31, 2016
Balance at beginning of period	$5,713	$(1,621)	$(463)	$3,629
Other comprehensive gain before reclassifications	4,786	(464)	47	4,369
Less: amounts reclassified from accumulated other comprehensive income	933	—	—	933
Total other comprehensive income	3,853	(464)	47	3,436
Balance at end of period	$9,566	$(2,085)	$(416)	$7,065

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(in thousands)	2017	2016	is Presented
Realized gains on AFS securities:
	$—	$1,436	Non-interest income
	—	(503)	Tax expense
Total reclassifications for the period	$—	$933	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share and share data)	2017	2016
Net income	$4,211	$4,406

Average number of basic common shares outstanding	14,471,147	9,013,797
Plus: dilutive effect of stock options and awards outstanding	120,126	107,739
Average number of diluted common shares outstanding	$14,591,273	$9,121,536

Earnings per share:
Basic	$0.29	$0.49
Diluted	$0.29	$0.48

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Information about derivative assets and liabilities at March 31, 2017, follows:

		Weighted	Estimated
	Notional Amount	Average Maturity	Fair Value Asset (Liability)
	(In thousands)	(In years)	(In thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	5.9	$1,387
Total cash flow hedges	90,000	5.9	1,387

Economic hedges:
Forward sale commitments	13,379	0.2	(55)
Total economic hedges	13,379	0.2	(55)

Non-hedging derivatives:
Interest rate lock commitments	12,206	0.2	98
Total non-hedging derivatives	12,206	0.2	98

Total	$115,585		$1,430

As of December 31, 2016 the Company had interest rate cap agreements totaling $90 million (notional amount), with a weighted average maturity of 6.1 years, and an estimated fair value of $1,748.

Information about derivative assets and liabilities for the three months ended March 31, 2017 and March 31, 2016, follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flow hedges:
Interest rate cap agreements
Realized in interest expense	$39	$3

Economic hedges:
Forward commitments
Realized gain in other non-interest income	(78)	—

Non-hedging derivatives:
Interest rate lock commitments
Realized loss in other non-interest income	2	—

Cash flow hedges
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

Economic hedges
The Company utilizes forward sale commitments to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans originated for sale. The forward sale commitments are accounted for as derivatives with changes in fair value recorded in current period earnings.  The Company typically uses mandatory delivery contracts, which are loan sale agreements where the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. Generally, the Company may enter into mandatory delivery contracts shortly after the loan closes with a customer.

Non-hedging derivatives
The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in noninterest income in the Company’s consolidated statements of income. Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

NOTE 11. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$6,976	—	$6,976
Mortgage-backed securities:
US Government-sponsored enterprises	—	461,821	—	461,821
US Government agency	—	82,449	—	82,449
Private label	—	1,021	—	1,021
Obligations of states and political subdivisions thereof	—	148,623	—	148,623
Corporate bonds	—	23,334	—	23,334
Derivative assets	—	1,387	98	1,485
Derivative liabilities	—	—	(55)	(55)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$—	—	$—
Mortgage-backed securities:				—
US Government-sponsored enterprises	—	328,452	—	328,452
US Government agency	—	76,906	—	76,906
Private label	—	1,132	—	1,132
Obligations of states and political subdivisions thereof	—	122,366	—	122,366
Corporate bonds	—	—	—	—
Derivative assets	—	1,748	—	1,748

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

Derivative Assets and Liabilities

Interest Rate Lock Commitments. The Company enters into IRLCs for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close. The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements.

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans originated for sale. The fair values of the Company’s mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable.  However, closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable. As such, mandatory delivery forward commitments are classified as Level 3 measurements.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(In thousands)	Commitments	Commitments
Three Months Ended March 31, 2017
December 31, 2016	$—	$—
Acquisition of Lake Sunapee Bank, January 13, 2017	96	23
Realized gain (loss) recognized in non-interest income	2	(78)
March 31, 2017	$98	$(55)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(In thousands, except ratios)	Fair Value March 31, 2017	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$98	Quoted prices for similar loans in active markets.	Closing Ratio	80%
		Pricing Model	Freddie Mac pricing system	Pair-off contract price

Forward Commitments	(55)	Quoted prices for similar loans in active markets.	Closing Ratio	80%
		Pricing Model	Freddie Mac pricing system	Pair-off contract price
Total	$43

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2017	December 31, 2016	Three months ended March 31, 2017	Fair Value Measurement Date as of March 31, 2017
(In thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$7,254	$6,709	$—	March 2017
Capitalized servicing rights	3,393	5	—	January 2017
Other real estate owned	363	90	—	January 2017-March 2017
Total	$11,010	$6,804	$—

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands, except ratios)	March 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$3,037	Fair value of collateral - appraised value	Loss severity	0% to 75%
			Appraised value	$0 to $1,732

Impaired loans	4,217	Discount cash flow	Discount rate	2.88% to 18.25%
			Cash flows	$5 to $852

Capitalized servicing rights	3,393	Discounted cash flow	Constant prepayment rate (CPR)	14.33%
			Discount rate	7.55%

Other real estate owned	363	Fair value of collateral	Appraised value	$120 to $215
Total	$11,010

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$3,268	Fair value of collateral - appraised value	Loss severity	0% to 51%
			Appraised value	$0 to $1,732

Impaired loans	3,441	Discount cash flow	Discount rate	3.25% to 18.25%
			Cash flows	$6 to $861

Capitalized servicing rights	5	Discounted cash flow	Constant prepayment rate (CPR)	17.09%
			Discount rate	7.55%

Other real estate owned	90	Fair value of collateral	Appraised value	$120
Total	$6,804

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2017 and December 31, 2016.

Impaired Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, nonrecurring fair value measurement adjustments that relate to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral that supports commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

Capitalized loan servicing rights.  A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

Summary of Estimated Fair Values of Financial InstrumentsThe estimated fair values, and related carrying amounts, of the Company’s financial instruments follow. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2017
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$42,026	$42,026	$42,026	$—	$—
Securities available for sale	724,224	724,224	—	724,224	—
FHLBB bank stock	42,404	42,404	—	42,404	—
Net loans	2,361,553	2,334,432	—	—	2,334,432
Accrued interest receivable	9,215	9,215	—	9,215	—
Cash surrender value of bank-owned life insurance policies	56,627	56,627	—	56,627	—
Derivative assets	1,387	1,387	—	1,387	98

Financial Liabilities
Total deposits	$2,174,253	$2,147,132	$—	$2,147,132	$—
Securities sold under agreements to repurchase	33,557	33,543	—	33,543	—
Federal Home Loan Bank advances	808,593	808,509	—	808,509	—
Subordinated borrowings	37,921	37,921	—	37,921	—
Junior subordinated borrowings	5,000	3,550	—	3,550	—
Derivative liabilities	(55)	(55)	—	—	(55)

	December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$8,439	$8,439	$8,439	$—	$—
Securities available for sale	528,856	528,856	—	528,856	—
FHLBB bank stock	25,331	25,331	—	25,331	—
Net loans	1,118,645	1,100,601	—	—	1,100,601
Accrued interest receivable	6,051	6,051	—	6,051	—
Cash surrender value of bank-owned life insurance policies	24,450	24,450	—	24,450	—
Derivative assets	1,748	1,748	—	1,748	—

Financial Liabilities
Total deposits	$1,050,300	$1,048,932	$—	$1,048,932	$—
Securities sold under agreements to repurchase	21,780	21,773	—	21,773	—
Federal Home Loan Bank advances	509,816	509,793	—	509,793	—
Subordinated borrowings	—	—	—	—	—
Junior subordinated borrowings	—	3,560	—	3,560	—

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.

FHLBB bank stock and restricted securities. Carrying value approximates fair value based on the redemption provisions of the issuers.

Cash surrender value of life insurance policies. Carrying value approximates fair value.

Loans, net. The carrying value of the loans in the loan portfolio is based on the cash flows of the loans discounted over their respective loan origination rates. The origination rates are adjusted for substandard and special mention loans to factor the impact of declines in the loan’s credit standing. The fair value of the loans is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Accrued interest receivable. Carrying value approximates fair value.

Deposits. The fair value of demand, non-interest bearing checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.

Borrowed funds. The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.  Such funds include all categories of debt and debentures in the table above.

Subordinated borrowings. The Company utilizes a pricing service along with internal models to estimate the valuation of its junior subordinated debentures. The junior subordinated debentures re-price every ninety days.

Off-balance-sheet financial instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments considered immaterial to the Company’s financial statements.

NOTE 12. SUBSEQUENT EVENTS

There were no significant subsequent events between March 31, 2017 and May 9, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2016 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2017 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable.

Bar Harbor Bankshares is the parent of Bar Harbor Bank & Trust, a true community bank in New England with a branch presence in Maine, New Hampshire and Vermont.

• Community bank with $3.4 billion in assets • 47 branches plus 2 additional limited service locations • Commercial banking, retail banking, wealth management and insurance

On January 13, 2017, Bar Harbor completed the acquisition of Lake Sunapee Bank Group (“Lake Sunapee”), which allowed for geographic expansion of our brand and business model. Lake Sunapee is a like-minded partner in markets with similar geographic attributes. The acquisition allowed us to deepen our seasoned leadership and add to our accomplished team members, providing significant financial benefit to both sets of shareholders without sacrificing the culture of either institution.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, the Company’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate future results.

Additional factors that could cause results to differ materially from those described in the forward-looking statements related to the recently completed acquisition of Lake Sunapee Bank Group ("Lake Sunapee"). These additional factors that could cause actual results to differ materially from expected results include difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame and difficulties in integrating the Company and Lake Sunapee, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which the Company and Lake Sunapee are engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission.

No undue reliance should be placed on any of the forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q

	At or for the Three months Ended March 31 (1)(3)
	2017	2016
PER SHARE DATA
Net earnings, diluted	$0.29	$0.48
Adjusted earnings, diluted (1) (2)	0.43	0.38
Total book value	22.17	17.81
Tangible book value (2)	15.07	17.21
Market price at period end	33.08	22.15
Dividends	0.187	0.177
PERFORMANCE RATIOS
Return on assets	0.50%	1.09%
Adjusted return on assets (1) (2)	0.74	0.86
Return on equity	5.34	11.12
Adjusted return on equity (1) (2)	7.88	8.76
Adjusted return on tangible equity (1) (2)	12.24	9.07
Net interest margin, fully taxable equivalent (FTE) (4)	3.11	3.09
Net interest margin (FTE), excluding purchased loan accretion (4)	3.08	3.09
Efficiency ratio (2)	63.0	58.0
GROWTH (Year-to-date)
Total commercial loans, (organic annualized) (2)	20.0%	17.8%
Total loans, (organic annualized) (2)	13.3	6.7
Total deposits, (organic annualized) (2)	(10.2)	8.4
FINANCIAL DATA (In millions)
Total assets	$3,427	$1,622
Total earning assets	3,139	1,563
Total investments	767	556
Total loans	2,372	1,007
Allowance for loan losses	11	10
Total goodwill and intangible assets	109	5
Total deposits	2,174	963
Total shareholders' equity	341	161
Net income	4	4
Adjusted income (4)	6	3
ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans (5)	0.06%	0.04%
Allowance for loan losses/total loans (5)	0.46	0.98
Loans/deposits	109	105
Shareholders' equity to total assets	9.95	9.90
Tangible shareholders' equity to tangible assets (2)	6.99	9.60

______________________________________

(1)
Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions, and gain on sale of securities. Refer to the Reconciliation of Non-GAAP Financial Measures on page 57 for additional information.

(2)	Non-GAAP financial measure.

(3)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(4)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

(5)
Generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

BAR HARBOR BANKSHARES
CONSOLIDATED LOAN & DEPOSIT ANALYSIS - UNAUDITED
LOAN ANALYSIS

	(A)	(B)	(C)	(A -B -C)/C*4
(in thousands)	March 31, 2017 Balance	Acquired Lake Sunapee Bank Balance (2)	December 31, 2016 Balance	Organic Annualized Growth % Quarter ended March 31, 2017(1)
Commercial real estate	$779,834	$345,586	$418,289	15.3%
Commercial and industrial	309,995	133,870	151,240	65.8
Total commercial loans	$1,089,829	$479,456	$569,529	20.0
Residential real estate	1,155,436	652,255	506,612	(2.7)
Consumer	127,370	76,489	53,093	(16.7)
Total loans	$2,372,635	$1,208,200	$1,129,234	12.5

(1)	Non-GAAP financial measure.

(2)	Acquired Lake Sunapee Bank loans are as of January 13, 2017.

DEPOSIT ANALYSIS

	(A)	(B)	(C)	(A -B -C)/C*4
(in thousands)	March 31, 2017 Balance	Acquired Lake Sunapee Bank Balance (2)	December 31, 2016 Balance	Organic Annualized Growth % Quarter ended March 31, 2017(1)
Demand	$349,896	$248,051	$98,856	12.1%
NOW	242,876	39,999	175,150	63.3
Money market	349,491	103,142	282,234	(50.9)
Savings	511,091	467,735	77,623	(176.6)
Total non-maturity deposits	$1,453,354	$858,927	$633,863	(24.9)
Total time deposits	720,899	291,684	416,437	12.3
Total deposits	$2,174,253	$1,150,611	$1,050,300	(10.2)

(1)	Non-GAAP financial measure.

(2)	Acquired Lake Sunapee Bank Deposits are as of January 13, 2017.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31
	2017		2016
(In thousands)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)
Assets
Loans (1)	$2,346,340	4.00%	$1,011,934	4.03%
Securities and other (2)	746,653	3.01	532,084	3.46
Total earning assets	3,092,993	3.76	1,544,018	3.83
Other non-earning assets	246,629		73,511
Total assets	$3,339,622		$1,617,529

Liabilities
Interest bearing deposits	$1,798,014	0.52%	$881,001	0.72%
Borrowings	856,328	1.25	488,993	1.03
Total interest-bearing liabilities	2,654,343	0.76	1,369,994	0.83
Non-interest-bearing demand deposits	191,565		81,697
Other non-earning liabilities	178,265		7,317
Total liabilities	3,024,173		1,459,008

Total shareholders' equity	315,449		158,521
Total liabilities and shareholders' equity	$3,339,622		$1,617,529

Net interest spread		3.00%		3.00%
Net interest margin		3.11		3.09

_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with U.S Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. The Company’s non-GAAP measures may not be comparable to similar non-GAAP information which may be presented by other companies. In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item which management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular quarter or year. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, merger costs, restructuring costs, and systems conversion costs. These adjustments are presented net of an adjustment for related income tax expense. This adjustment is determined as the difference between the GAAP tax rate and the effective tax rate applicable to adjusted income. The Company calculates several non-GAAP performance measures based on its measure of adjusted earnings, including adjusted earnings per share, adjusted return on assets, adjusted return on equity, and the efficiency ratio. The Company views these amounts as important to understanding its performance trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Several of these measures are used as performance metrics in assessing the achievement of short and long term incentive compensation for management. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP earnings and earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community and as components of regulatory capital supervision.

Charges related to merger and acquisition activity consist primarily of severance and retention, systems conversion and integration, and professional costs.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated

		At or for the Quarters Ended
(in thousands)		March 31, 2017	March 31, 2016
GAAP Net income		$4,211	$4,405
Less: Security Gains		—	(1,436)
Plus: Loss on premises and equipment, net		95	—
Plus: Merger expenses		3,112	—
(Less)\Plus: Income taxes (37.57% in 2017, 35.0% in 2016)		(1,205)	503
Total adjusted income (4)	(A)	$6,213	$3,472

Net-interest income		$21,372	$11,336
Plus: Non-interest income		5,946	3,328
GAAP Total revenue		$27,318	$14,664
Less: Net security gains		—	(1,436)
Total operating revenue (4)	(B)	$27,318	$13,228

GAAP Total non-interest expense		$20,831	$7,997
Less: Merger and acquisition expense		(3,112)	—
Operating non-interest expense (4)	(C)	$17,719	$7,997

(in millions, except per share data)
Total average assets	(D)	$3,340	$1,618
Total average shareholders' equity	(E)	315	159
Total average tangible shareholders' equity	(F)	206	153
Total tangible shareholders' equity, period-end (1)	(G)	232	155
Total tangible assets, period-end (1)	(H)	3,318	1,617

Total common shares outstanding, period-end (thousands)	(I)	15,385	9,017
Average diluted shares outstanding (thousands)	(J)	14,591	9,122

Adjusted earnings per share, diluted	(A/J)	$0.43	0.38
Tangible book value per share, period-end	(G/I)	15.07	17.21
Total tangible shareholders' equity/total tangible assets	(G)/(H)	6.99	9.60

Performance ratios (2)
GAAP return on assets		0.50%	1.09%
Adjusted return on assets (4)	(A/D)	0.74	0.86
GAAP return on equity		5.34	11.12
Adjusted return on equity (4)	(A/E)	7.88	8.76
Adjusted return on tangible equity (3) (4)	(A/F)	12.24	9.07
Efficiency ratio (4)(5)	(C-M)/(B+N)	0.63	0.58
Net interest margin		3.11	3.09

Supplementary data (in thousands)
Fully taxable equivalent income adjustment	(N)	$754	$537
Intangible amortization	(M)	157	1

_______________________________________

(1)
Total tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(2)	Ratios are annualized and based on average balance sheet amounts, where applicable. Quarterly data may not sum to year-to-date data due to rounding.

(3)
Adjusted return on tangible equity is computed by dividing the total core income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 37.57% in 2017 and 35.0% in 2016, by tangible equity.

(4)	Non-GAAP financial measure.

(5)
Efficiency ratio is computed by dividing total core tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total core non-interest income.  The Company uses this non-GAAP measure to provide important information about its operating efficiency.

FIRST QUARTER FINANCIAL SUMMARY

The Company reported $0.29 in first quarter 2017 earnings per share, net of after-tax adjustments totaling $0.14 per share, which were primarily related to merger-related costs. Adjusted earnings per share totaled $0.43 during the quarter. Adjusted earnings are a non-GAAP measure which excludes items that are not considered part of the normalized operations of the Company. Per share information includes the impact of 4.2 million shares issued as merger consideration to Lake Sunapee shareholders, and a three-for-two stock-split paid as a large stock dividend during the quarter. Earnings per share for comparative periods were adjusted for the stock-split.

Results in 2017 include the Lake Sunapee operations acquired on January 13, 2017. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods.

The Company uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as part of normalized operations. These non-operating items consist primarily of merger, acquisition, conversion, and net gains realized from sales of assets from the Company’s security portfolio. The Company views its net merger related costs as part of the economic investment for its acquisition.

Comparisons are to prior quarter unless otherwise stated:

•	$3.4 billion in total assets, including $1.6 billion added with the Lake Sunapee acquisition

•	13% annualized organic total loan growth (non-GAAP measure)

•	20% annualized organic commercial loan growth (non-GAAP measure)

•	3.11% net interest margin compared to 2.89%, on a tax equivalent basis (non-GAAP measure)

•	$0.43 Adjusted earnings per share ($0.29 GAAP) compared to $0.38 ($0.48 GAAP) in the first quarter 2016

•	0.19% non-performing assets/assets and 0.25% non-performing loans to total loans

•	0.06% net loan charge-offs /average loans

The first quarter of the year had double-digit total organic loan growth in addition to the $1.2 billion in total loans acquired from Lake Sunapee. The Company has nearly doubled in size with core earnings growing as a result of positive operating leverage from business expansion and disciplined expense management. Net interest margin expanded during the quarter as a result of the growth in higher yielding commercial loan balances and a lower cost of funds from the acquired deposit base. The Company remains focused on creating shareholder value by:

•	Delivering on the opportunities within newly expanded footprint,

•	Maximizing operational efficiencies, and

•	Pursuing profitable growth across all business lines including fee income.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Net Interest Income
First quarter net interest income increased year-over-year by $10.0 million to $21.3 million. This included the benefit of a $1.5 billion increase in average earning assets due to growth from the Lake Sunapee acquisition and business activities. The net interest margin increased year-over-year to 3.11% from 3.09%. Excluding the impact of purchased loan accretion, net interest margin was 3.08%. Purchased loan accretion totaled $247 thousand during the first quarter and represents a combination of purchased impaired credit loan accretion and recovery income. Net income remained consistent with prior year as the balance sheet was remixed with higher yielding commercial loans, and higher FHLB borrowing costs offset by a lower costing deposit structure acquired from Lake Sunapee.

Non-Interest Income
First quarter non-interest income increased to $5.9 million from $3.3 million in the same quarter of 2016. Non-interest income, excluding gains on securities, increased $4.1 million from the same quarter in 2016. The addition of Charter Trust Company (now a wholly owned subsidiary of the Bank) from the Lake Sunapee acquisition, trust and investment management fees added $1.9 million in the current quarter. Customer service fees increased $1.1 million compared to the prior quarter also as a result of the acquisition given the broader customer deposit base and higher number of ATM transactions.

Loan Loss Provision
The provision for loan losses in the first quarter 2017 increased to $795 thousand from $465 thousand for the same quarter in 2016. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs in all periods shown, as the amount of the allowance has risen gradually based on loan portfolio growth and reflecting the ongoing improvement in loan performance and credit quality.

Non-Interest Expense
First quarter non-interest expense increased to $20.8 million from $8.0 million in the same in quarter in 2016, and included $3.1 million in merger related expenses. Salary and employee benefit costs increased by $5.3 million principally related to the acquisition of Lake Sunapee. Full time equivalent staff totaled 376 as of first quarter end compared to 220 at the end of the first quarter of 2016. The efficiency ratio (a non-GAAP financial measure) was 63.0% in the first quarter of 2017 compared to 58.0% for the same quarter in 2016. The increase reflects gradual investments in infrastructure and key employees as the Company expands its operations across a broader footprint and as a larger revenue producing institution.

Income Tax Expense
The effective tax rate increased to 26.0% during the first quarter compared to 14% in the linked quarter reflecting higher pretax income and a higher statutory rate applied to earnings apportioned in the state of New Hampshire as a result of the Lake Sunapee acquisition. A discrete tax adjustment totaling $237 thousand reduced the quarterly rate by 4.2% based on the revaluation of the Company’s net deferred tax assets to the New Hampshire state rate.

Liquidity and Cash Flows
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

At March 31, 2017, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $398.0 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2017, the Bank’s available secured line of credit at the FRB stood at $133.0 million or 7.5% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

Capital Resources
Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the “Shareholders’ Equity” note to the consolidated financial statements. At March 31, 2017, the regulatory capital ratios of the Bank and the Company continued to be consistent with the requirements to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's 2016 Form 10-K. The Company views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company will generally use the issuance of common stock as the primary source of consideration for a bank acquisition, and such acquisitions may result in net increases or decreases in its capital ratios. The Company’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Company also evaluates its return on tangible equity as an indicator of its capital generation to support ongoing balance sheet growth. The Risk Management/Capital Committee of the Company’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run and that the Company’s common stock is a significant resource available as merger consideration in the event of future acquisitions and business combinations. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/ or the Bank.

Fair Value Measurements
The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at March 31, 2017 compared to December 31, 2016. The Company compares the carrying value to fair value for major categories of financial assets and liabilities. The biggest difference relates to loans, and the change in the premium value of loans during the most recent quarter was primarily related to the decrease in long term interest rates during the quarter.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016

Total assets increased to $3.4 billion at March 31, 2017 from $1.8 billion in the prior quarter. All major categories of assets, liabilities and equity increased due to the acquired balances which included $1.2 billion in loans, $155.6 million in securities, $1.2 billion in deposits, and $182 million in equity as a result of the common share issuance to Lake Sunapee shareholders.

The Company’s book value per share increased to $22.17 from $17.19 in the fourth quarter while tangible book value per share, a non-GAAP financial measure, decreased to $15.07 from $16.61 as a result of the shares issued with the acquisition. Asset quality continues to be strong as non-accruing loans to total loans decreased to 0.25% from 0.58% in the previous quarter and net charge-offs to total loans remains at 0.06%.

Securities
Total securities increased $212.4 million which includes $155.6 million of securities acquired from Lake Sunapee and $87.2 million in securities purchased during the three months ended March 31, 2017. Securities purchased included $68.3 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $13.3 million of corporate bonds and $5.6 million of FHLBB stock. The increase was offset by $30.2 million of maturities, calls and paydowns of amortizing securities. The securities portfolio continues to be a strong source of liquidity for the Company and is comprised primarily of highly rated mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises and U.S. Government agencies, obligations of state and political subdivisions thereof and FHLBB stock. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions and the level of interest rate risk to which we are exposed.

Loans
The acquisition of Lake Sunapee increased the legal lending limit of the Bank and expanded the lending area across all three of the northern New England states which resulted in organic growth in the loan portfolio. Excluding the impact of the acquired balances, total loans increased 13.3% on an annualized basis with 20.0% annualized growth in commercial loans led mostly by commercial and industrial loans. The loan to deposit ratio increased slightly to 109% from 108% in the previous linked quarter despite the strong levels of loan growth and the seasonal lows in deposits typically experienced in the first quarter.

Allowance for loan losses
The determination of the allowance for loan losses is a critical accounting estimate. The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. An allowance for loan loss is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to peer measures. As of March 31, 2017 the allowance for loan losses increased $465 thousand to $10.9 million which is directionally consistent with the increase in business activity loans.

Asset quality
Asset quality metrics remained favorable and improved from the prior quarter. First quarter annualized net loan charge-offs measured 0.06% of average loans and period-end non-performing assets were 0.19% of total assets. Accruing delinquent loans were 0.33% of total loans. At period-end, the total carrying balance of purchased credit impaired loans was $17.0 million.

Deposits
Historically, the Bank's deposit market area has been seasonal, with lower deposits in the winter and spring months and higher deposits in the summer and autumn months however, this seasonality is less present in the expanded deposit market area's in New Hampshire and Vermont. Excluding the impact of acquired balances, total deposits decreased $26.7 million as of March 31, 2017 when compared to December 31, 2016. Core deposits are still the primary funding source for loan growth and the Company took on additional FHLBB borrowings in order to fund additional loan growth in the period.

Borrowings
Excluding the impact of the acquisition, total borrowings decreased by $116.4 million in the first three months of 2017, which was largely used to fund loan growth and investment purchases. The increase was mostly in short term FHLBB advances. The cost of borrowings increased to 1.25% in the most recent quarter from 1.05% in the fourth quarter of 2016. The increase in borrowing rates is due in part to increases in Fed Funds rates at the end of December 2016 and March 2017 which caused short term FHLBB rates to increase.

Equity
Excluding the $181.9 million of common stock issued for the acquisition of Lake Sunapee, total equity increased by $2.3 million, or 1.5%. Accumulated other comprehensive loss decreased by $664 thousand due to the net after-tax impact on the fair value of available for sale securities, derivative instruments and post retirement pension plans.

The Company evaluates changes in tangible book value, a non-GAAP financial measure which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. Tangible book value per share decreased to $15.07 as of March 31, 2017, from the $17.21 for the same quarter in 2016. The decrease is due to the goodwill and other intangible assets recorded for the Lake Sunapee acquisition . The Lake Sunapee business combination resulted in a $95.0 million increase in goodwill. The ratio of tangible equity to tangible assets decreased to 6.99% at the end of the most recent quarter, compared to 8.65% at the start of the year.

The Company and the Bank remained "well capitalized" under regulatory guidelines at period-end.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in this Form 10-Q and in the most recent Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Please see those policies in conjunction with this discussion. Management believes that the following policies would be considered critical under the SEC’s definition:

Allowance for Loan Losses: The allowance for loan losses represents probable credit losses that are inherent in the loan portfolio at the financial statement date and which may be estimated. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although management believes that it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require the Company to increase provisions for loan losses, which would negatively impact earnings.

Acquired Loans: Loans that the Company acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired. For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

Income Taxes: Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable ordinary income, taxable capital gain income, and the existence of prior years' taxable income, to which "carry back" refund claims could be made. A valuation allowance would be established for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. There was no valuation allowance as of March 31, 2017.

Goodwill and Identifiable Intangible Assets: Goodwill and identifiable intangible assets are recorded as a result of business acquisitions and combinations. These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. When these assets are evaluated for impairment, if the carrying amount exceeds fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and analysis of market pricing multiples. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

Determination of Other-Than-Temporary Impairment of Securities: The Company evaluates debt and equity securities within the Company's available for sale for other-than-temporary impairment ("OTTI"), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

Fair Value of Financial Instruments: The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. For financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2017 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will modestly improve over the one year horizon (+.43% versus the base case) and then decline slightly over the two-year horizon (-.94% versus the base case) as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons (-3.20% and -4.86%, respectively, versus the base case) as increased funding costs outpace increases in earning asset yields. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

As compared to December 31, 2016, the year one sensitivity in the down 100 scenario improved slightly this quarter  from -.18% to +.43%.  Similarly, the year two sensitivities in the down 100 scenario improved from -3.22% to -.94%.  In the year one up 200 scenario, there was a marginal increase in exposure from -2.06% to -3.20%, however there was a significant improvement to year two sensitivities moving from -7.63% at year-end versus a current level of -4.86%.  On balance, the current position is less liability sensitive than presented at year-end 2016.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; the impact of interest rate changes, caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s Senior Executive Team (SET) and Board of Directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At March 31, 2017, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 4.           CONTROLS AND PROCEDURES

a)	Disclosure controls and procedures.
The principal executive officers, including the principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures were effective.
b) Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.            LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

ITEM 1A.               RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this form are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c)  The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2017	—	$—	—	414,309
February 1-28, 2017	—	—	—	414,309
March 1-31, 2017	—	—	—	414,309
Total	—	$—	—	414,309
(1) In August 2008, the Company’s Board of Directors approved a twenty-four month program to repurchase up to 450,000 shares of the Company’s common stock, or approximately 10.2% of the shares then outstanding.  The Company’s Board of Directors authorized the continuance of this program for additional twenty-four month periods in August 2010, 2012 and 2014.  On August 16, 2016, Bar Harbor Bankshares issued a press release announcing the Company’s Board of Directors has approved the continuation of the Company’s existing stock repurchase plan through August 16, 2018.  No other changes were made to the plan. Depending on market conditions and other factors, stock repurchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. The Company records repurchased shares as treasury stock.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the commission on November 5, 2015 (Commission File No. 00113349).

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.5	Description of Company Common Stock	Incorporated by reference to Form 8-K, Items 8.01 and 9.01, Exhibit 99.1, filed August 7, 2015 (Commission File No. 00113349).

10.1	Employment Agreement by and between William J. McIver, Bar Harbor Bankshares and Bar Harbor Bank & Trust, dated May 5, 2016.	Incorporated by reference to Form 8-K, 8.01, Exhibit 10.2, filed May 9, 2016 (Commission File No. 00113349).

11.1	Statement of re computation of per share earnings	Statement of re computation of per share earnings is provided in Note 1 to the Consolidated Financial Statements in this Report

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 9, 2017	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: May 9, 2017	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer, & Principal Accounting Officer