Form 10-Q
period 2017-06-30
BAR HARBOR BANKSHARES
filed 2017-08-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The Registrant had 15,420,719 shares of common stock, par value $2.00 per share, outstanding as of August 7, 2017.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$28,112	$8,219
Interest-bearing deposit with the Federal Reserve Bank	90,881	220
Total cash and cash equivalents	118,993	8,439
Securities available for sale, at fair value	718,346	528,856
Federal Home Loan Bank stock	44,168	25,331
Total securities	762,514	554,187
Commercial real estate	738,584	418,119
Commercial and industrial	350,002	151,240
Residential real estate	1,160,832	506,612
Consumer	127,229	53,093
Total loans	2,376,647	1,129,064
Less: Allowance for loan losses	(11,442)	(10,419)
Net loans	2,365,205	1,118,645
Premises and equipment, net	48,590	23,419
Other real estate owned	122	90
Goodwill	100,255	4,935
Other intangible assets	9,047	377
Cash surrender value of bank-owned life insurance	57,233	24,450
Deferred tax assets, net	13,211	5,990
Other assets	28,241	14,817
Total assets	$3,503,411	$1,755,349

Liabilities
Demand and other non-interest bearing deposits	$332,339	$98,856
NOW deposits	451,171	175,150
Savings deposits	360,306	77,623
Money market deposits	285,312	282,234
Time deposits	783,876	416,437
Total deposits	2,213,004	1,050,300
Senior borrowings	872,021	531,596
Subordinated borrowings	43,063	5,000
Total borrowings	915,084	536,596
Other liabilities	28,201	11,713
Total liabilities	3,156,289	1,598,609
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,425,168 and 10,182,611 shares at June 30, 2017 and December 31, 2016, respectively	32,857	13,577
Additional paid-in capital	186,154	23,027
Retained earnings	135,456	130,489
Accumulated other comprehensive loss	(1,705)	(4,326)
Less: cost of 1,017,987 and 1,067,016 shares of treasury stock at June 30, 2017 and December 31, 2016, respectively	(5,640)	(6,027)
Total shareholders’ equity	347,122	156,740
Total liabilities and shareholders’ equity	$3,503,411	$1,755,349
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income
Loans	$24,226	$10,249	$45,420	$20,332
Securities and other	5,439	4,105	10,430	8,186
Total interest and dividend income	29,665	14,354	55,850	28,518
Interest expense
Deposits	2,539	1,599	4,749	3,176
Borrowings	3,317	1,373	5,920	2,624
Total interest expense	5,856	2,972	10,669	5,800
Net interest income	23,809	11,382	45,181	22,718
Provision for loan losses	736	150	1,531	615
Net interest income after provision for loan losses	23,073	11,232	43,650	22,103
Non-interest income
Trust and investment management fee income	3,324	955	6,188	1,903
Insurance and brokerage service income	327	—	691	—
Customer service fees	1,991	252	3,351	463
Gain on sales of securities, net	—	1,699	—	3,135
Bank-owned life insurance income	386	118	785	343
Other income	530	590	1,489	1,098
Total non-interest income	6,558	3,614	12,504	6,942
Non-interest expense
Salaries and employee benefits	10,127	4,799	20,448	9,816
Occupancy and equipment	3,013	1,152	5,679	2,310
Loss on premises and equipment, net	—	—	95	—
Outside services	716	139	1,313	249
Professional services	489	710	929	834
Communication	290	271	658	364
Amortization of intangible assets	188	1	345	2
Merger expenses	2,459	492	5,571	492
Other expenses	2,764	1,167	5,839	2,661
Total non-interest expense	20,046	8,731	40,877	16,728

Income before income taxes	9,585	6,115	15,277	12,317
Income tax expense	3,029	1,804	4,510	3,600
Net income	$6,556	$4,311	$10,767	$8,717

Earnings per share:
Basic	$0.43	$0.48	$0.72	$0.97
Diluted	$0.42	$0.47	$0.72	$0.96

Weighted average common shares outstanding:
Basic	15,393	9,032	14,935	9,023
Diluted	15,506	9,129	15,049	9,125
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$6,556	$4,311	$10,767	$8,717
Other comprehensive income, before tax:
Changes in unrealized loss on securities available-for-sale	3,485	2,690	4,601	8,618
Changes in unrealized loss on derivative hedges	(481)	(503)	(704)	(1,217)
Changes in unrealized loss on pension	(15)	7	42	78
Income taxes related to other comprehensive income:
Changes in unrealized loss on securities available-for-sale	(1,292)	(941)	(1,640)	(3,016)
Changes in unrealized loss on derivative hedges	242	176	325	426
Changes in unrealized loss on pension	18	(3)	(3)	(27)
Total other comprehensive income	1,957	1,426	2,621	4,862
Total comprehensive income	$8,513	$5,737	$13,388	$13,579
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152

Comprehensive income:
Net income	—	—	8,717	—	—	8,717
Other comprehensive loss	—	—	—	4,862	—	4,862
Total comprehensive income	—	—	8,717	4,862	—	13,579
Cash dividends declared ($0.36 per share)	—	—	(3,219)	—	—	(3,219)
Treasury stock purchased (22,425)	—	—	—	—	(481)	(481)
Net issuance (51,636) to employee stock plans, including related tax effects	—	92	(86)	—	349	355
Recognition of stock based compensation	—	845	—	—	—	845
Balance at June 30, 2016	$13,577	$22,561	$127,672	$8,491	$(7,070)	$165,231

Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	10,767	—	—	10,767
Other comprehensive loss	—	—		2,621	—	2,621
Total comprehensive income	—	—	10,767	2,621	—	13,388
Cash dividends declared ($0.37 per share)	—	—	(5,744)	—	—	(5,744)
Acquisition of Lake Sunapee Bank Group	8,328	173,591	—	—	—	181,919
Treasury stock purchased (2,861 shares)	—	—	—	—	(86)	(86)
Net issuance (49,029 shares) to employee stock plans, including related tax effects	—	(68)	(40)	—	473	365
Three-for-two stock split	10,952	(10,952)	(16)	—	—	(16)
Recognition of stock based compensation	—	556	—	—	—	556
Balance at June 30, 2017	$32,857	$186,154	$135,456	$(1,705)	$(5,640)	$347,122

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$10,767	$8,717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,531	615
Net amortization of securities	2,760	1,273
Deferred tax benefit	(237)	—
Change in unamortized net loan costs and premiums	(148)	—
Premises and equipment depreciation and amortization expense	1,827	788
Stock-based compensation expense	556	845
Accretion of purchase accounting entries, net	(1,594)	—
Amortization of other intangibles	345	2
Income from cash surrender value of bank-owned life insurance policies	(785)	(343)
Gain on sales of securities, net	—	(3,135)
Loss on premises and equipment, net	95	—
Net change in other	(4,873)	(2,058)
Net cash provided by operating activities	10,244	6,704

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	44,656
Proceeds from maturities, calls and prepayments of securities available for sale	61,299	48,472
Purchases of securities available for sale	(104,833)	(110,269)
Net change in loans	(20,056)	(9,319)
Purchase of loans	(18,621)	(49,796)
Purchase of Federal Home Loan Bank stock	(7,388)	(5,234)
Purchase of premises and equipment, net	(2,413)	(3,065)
Acquisitions, net of cash (paid) acquired	39,537	—
Proceeds from sale of other real estate	322	—
Net cash used in investing activities	$(52,153)	$(84,555)

Cash flows from financing activities:
Net decrease in deposits	$12,419	$47,029
Net change in short-term advances from the Federal Home Loan Bank	228,833	63,750
Repayments of long term advances from the Federal Home Loan Bank	(77,554)	(7,008)
Net change in securities sold repurchase agreements	(5,754)	(6,431)
Exercise of stock options	263	355
Purchase of treasury stock	—	(481)
Common stock cash dividends paid	(5,744)	(3,219)
Net cash provided by financing activities	152,463	93,995

Net change in cash and cash equivalents	110,554	16,144
Cash and cash equivalents at beginning of year	8,439	9,720
Cash and cash equivalents at end of year	$118,993	$25,864
Supplemental cash flow information:
Interest paid	$10,716	$5,766
Income taxes paid, net	3,084	3,926

Acquisition of non-cash assets and liabilities:
Assets acquired	1,454,076	—
Liabilities assumed	1,406,672	—

Other non-cash changes:
Real estate owned acquired in settlement of loans	32	—
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

Recently Adopted Accounting Principles
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required currently, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. As allowed by the ASU, the Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. In 2017, the adoption of ASU No. 2016-09 resulted in an insignificant decrease to the provision for income taxes primarily due to the tax benefit from the exercise of stock options and the vesting of restricted stock.

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

Future Application of Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). Current revenue recognition guidance in U.S. GAAP consists of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The common revenue standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2017-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2.     ACQUISITION

Lake Sunapee Bank Group
On January 13, 2017, the Company completed its acquisition of Lake Sunapee Bank Group (“Lake Sunapee”). Lake Sunapee, as a holding company, had one banking subsidiary (“Lake Sunapee Bank”) that had 33 full service branches located throughout New Hampshire and Vermont. As a result of the transaction, Lake Sunapee Bank Group merged into Bar Harbor Bankshares, and Lake Sunapee Bank merged into Bar Harbor Bank. This business combination expanded the Company's geographic footprint and increased market share in its New England based franchise. The goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to the operations of Lake Sunapee Bank Group.

On the acquisition date, Lake Sunapee had 8.38 million common shares outstanding, which were exchanged for 4.16 million of the Company's common shares based on a 0.4970 exchange ratio as defined in the merger agreement. The merger qualified as a reorganization for federal income tax purposes, and as a result, Lake Sunapee common shares exchanged for the Company's common shares were transferred on a tax-free basis. Bar Harbor Bankshares common stock issued in this exchange was valued at $43.69 per share based on the closing price posted on January 13, 2017 resulting in a consideration value of $181.92 million. The Company also paid $27 thousand to Lake Sunapee shareholders in lieu of the issuance of fractional shares. Total consideration paid at closing reflected the increase in Bar Harbor Bankshare's stock price since the time of the announcement.

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

Consideration paid, and fair values of Lake Sunapee’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following tables:

(in thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Consideration paid:
Bar Harbor Bankshares common stock issued to Lake Sunapee Bank Group stockholders (4,163,853 shares)				$181,919
Cash paid for fractional shares				27
Total consideration paid				181,946
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$40,970	$(1,406)	(a)	$39,564
Investment securities	156,960	(1,381)	(b)	155,579
Loans	1,217,928	(9,728)	(c)	1,208,199
Premises and equipment	22,561	(351)	(d)	22,210
Core deposit intangible	—	7,786	(e)	7,786
Other assets	102,300	(50,419)	(f)	51,879
Deposits	(1,149,865)	(746)	(g)	(1,150,611)
Borrowings	(232,261)	(16)	(h)	(232,277)
Deferred taxes, net	(1,921)	10,217	(i)	8,296
Other liabilities	(19,924)	(4,087)	(j)	(24,011)
Total identifiable net assets	$136,748	$(50,131)		$86,614

Goodwill				$95,332

Explanation of Certain Fair Value Adjustments

a.	Represents in-process payments that were made on the date of acquisition that were not recorded on Lake Sunapee's general ledger until after acquisition.

b.	Represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

c.
Represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. The adjustments also includes the reversal of Lake Sunapee Bank's historic allowance for loan losses. Loans that met the criteria and are being accounted for in accordance with ASC 310-30, Loans and Securities Acquired with Deteriorated Credit Quality, had a book value of $23.34 million and have a fair value $18.45 million. Non-impaired loans accounted for under ASC 310-10, Overall, had a book value of $1.20 billion and have a fair value of $1.188 billion. ASC 310-30 loans have a $1.09 million fair value adjustment discount that is accretable in earnings over the weighted average life of three years using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected flows. ASC 310-10 loans have a $11.40 million fair value adjustment discount that is amortized into expense over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.

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

Direct acquisition and integration costs were expensed as incurred, and totaled $5.6 million during the six months ending June 30, 2017 and were $492 thousand for the same period of 2016. For the three months ending June 30, 2017 direct acquisition and integration costs totaled $2.5 million and were $492 thousand for the same period of 2016.

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisition of Lake Sunapee Bank Group assuming the acquisition was completed as of January 1, 2016. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisition. These adjustments would have been different if they had been recorded on January 1, 2016, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Lake Sunapee had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using the Company's actual weighted-average shares outstanding for the periods presented plus 4.16 million shares issued as a result of the acquisition. The unaudited pro forma information is based on the actual financial statements of the Company and Lake Sunapee for the periods shown until the date of acquisition, at which time Lake Sunapee operations became included in the Company's financial statements. The Company has determined it is impractical to report the amounts of revenue and earnings of the acquired entity since the acquisition date. Due to the integration of its operations with those of the organization, the Company does not record revenue and earnings separately for these operations.

The unaudited pro forma information, for the six months ended June 30, 2017 and 2016, set forth below reflects adjustments related to amortization and accretion of purchase accounting fair value adjustments and an estimated tax rate of 37.57%. Direct acquisition expenses incurred by the Company during 2017, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited) Six Months Ended June 30,
	2017	2016
Net interest income	$46,834	$45,318
Non-interest income	13,116	17,259
Net income	15,693	14,670

Pro forma earnings per share:
Basic	$1.02	$0.96
Diluted	$1.01	$0.95

NOTE 3.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6,937	$36	$—	$6,973
Mortgage-backed securities:
US Government-sponsored enterprises	456,840	3,344	4,133	456,051
US Government agency	77,869	720	527	78,062
Private label	744	174	7	911
Obligations of states and political subdivisions thereof	144,850	2,869	1,434	146,285
Corporate bonds	29,774	308	18	30,064
Total securities available for sale	$717,014	$7,451	$6,119	$718,346

December 31, 2016
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	330,635	2,682	4,865	328,452
US Government agency	76,722	797	613	76,906
Private label	936	207	11	1,132
Obligations of states and political subdivisions thereof	123,832	1,941	3,407	122,366
Corporate bonds	—	—	—	—
Total securities available for sale	$532,125	$5,627	$8,896	$528,856

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at June 30, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
	Amortized	Fair
(In thousands)	Cost	Value
Within 1 year	$3,595	$3,615
Over 1 year to 5 years	19,509	19,714
Over 5 years to 10 years	72,053	73,287
Over 10 years	621,857	621,730
Total securities available for sale	$717,014	$718,346

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2017

Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	3,161	198,257	972	27,076	4,133	225,333
US Government agency	391	37,729	136	5,774	527	43,503
Private label	—	7	7	271	7	278
Obligations of states and political subdivisions thereof	957	33,058	477	7,930	1,434	40,988
Corporate bonds	18	4,025	—	—	18	4,025
Total securities available for sale	$4,527	$273,076	$1,592	$41,051	$6,119	$314,127

December 31, 2016

Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	4,369	197,914	496	10,120	4,865	208,034
US Government agency	472	36,941	141	4,263	613	41,204
Private label	—	107	11	312	11	419
Obligations of states and political subdivisions thereof	3,252	76,803	155	3,916	3,407	80,719
Corporate bonds	—	—	—	—	—	—
Total securities available for sale	$8,093	$311,765	$803	$18,611	$8,896	$330,376

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three and six months ended June 30, 2017 and 2016 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended June 30,
	2017	2016
Estimated credit losses as of March 31,	$1,697	$2,793
Reductions for securities paid off during the period	—	1,096
Estimated credit losses at end of the period	$1,697	$1,697

	Six Months Ended June 30,
	2017	2016
Estimated credit losses as of prior year-end,	$1,697	$3,180
Reductions for securities paid off during the period	—	1,483
Estimated credit losses at end of the period	$1,697	$1,697

Visa Class B Common Shares
The Company was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for all reporting periods since 2008. At June 30, 2017, the Company owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at June 30, 2017:

US Government-sponsored enterprises
At June 30, 2017, 283 out of the total 797 securities in the Company’s portfolios of AFS US Government sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.8% of the amortized cost of securities in unrealized loss positions.The Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the contractual cash flows of all of the Company’s US government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agencies
At June 30, 2017, 65 out of the total 208 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.2% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private-label
At June 30, 2017, nine of the total 28 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
At June 30, 2017, 81 of the total 273 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
At June 30, 2017, two out of 13 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.4% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Lake Sunapee Bank Group. The following is a summary of total loans:

	June 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$27,428	$16,467	$43,895	$14,695	$—	$14,695
Other commercial real estate	403,326	291,363	694,689	403,424	—	403,424
Total Commercial Real Estate:	430,754	307,830	738,584	418,119	—	418,119

Commercial and Industrial:
Other Commercial	158,434	80,067	238,501	103,586	—	103,586
Agricultural and other loans to farmers	31,459	—	31,459	31,808	—	31,808
Tax exempt	38,258	41,784	80,042	15,846	—	15,846
Total Commercial and Industrial:	228,151	121,851	350,002	151,240	—	151,240

Total Commercial Loans:	658,905	429,681	1,088,586	569,359	—	569,359

Residential Real Estate:
Residential mortgages	549,578	611,254	1,160,832	506,612	—	506,612
Total Residential Real Estate:	549,578	611,254	1,160,832	506,612	—	506,612

Consumer:
Home equity	47,762	68,707	116,469	46,921	—	46,921
Other consumer	7,693	3,067	10,760	6,172	—	6,172
Total Consumer:	55,455	71,774	127,229	53,093	—	53,093

Total Loans:	$1,263,938	$1,112,709	$2,376,647	$1,129,064	$—	$1,129,064

The carrying amount of the acquired loans at June 30, 2017 totaled $1.113 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $15.6 million (and a note balance of $21.1 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.097 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$3,194	$—
Acquisitions	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	1,745	—
Accretion	(372)	—
Balance at end of period	$4,567	$—

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$—	$—
Acquisitions	3,398	—
Reclassification from nonaccretable difference for loans with improved cash flows	1,745	—
Accretion	(576)	—
Balance at end of period	$4,567	$—

The following is a summary of past due loans at June 30, 2017 and December 31, 2016:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2017
Commercial Real Estate:
Construction and land development	$—	$—	$637	$637	$26,791	$27,428	$—
Other commercial real estate	640	200	635	1,475	401,851	403,326	—
Total Commercial Real Estate:	640	200	1,272	2,112	428,642	430,754	—

Commercial and Industrial:
Other Commercial	3,816	29	159	4,004	154,430	158,434	—
Agricultural and other loans to farmers	84	105	—	189	31,270	31,459	—
Tax exempt	—	—	—	—	38,258	38,258	—
Total Commercial and Industrial:	3,900	134	159	4,193	223,958	228,151	—

Total Commercial Loans:	4,540	334	1,431	6,305	652,600	658,905	—

Residential Real Estate:
Residential mortgages	587	3,291	719	4,597	544,981	549,578	—
Total Residential Real Estate:	587	3,291	719	4,597	544,981	549,578	—

Consumer:
Home equity	891	55	13	959	46,803	47,762	—
Other consumer	104	14	9	127	7,566	7,693	—
Total Consumer:	995	69	22	1,086	54,369	55,455	—

Total Loans:	$6,122	$3,694	$2,172	$11,988	$1,251,950	$1,263,938	$—

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial Real Estate:
Construction and land development	$—	$—	$—	$—	$14,695	$14,695	$—
Other commercial real estate	195	554	1,665	2,414	401,010	403,424	—
Total Commercial Real Estate:	195	554	1,665	2,414	415,705	418,119	—

Commercial and Industrial:
Other Commercial	61	45	201	307	103,279	103,586	—
Agricultural and other loans to farmers	231	—	—	231	31,577	31,808	—
Tax exempt	—	—	—	—	15,846	15,846	—
Total Commercial and Industrial:	292	45	201	538	150,702	151,240	—

Total Commercial Loans:	487	599	1,866	2,952	566,407	569,359	—

Residential Real Estate:
Residential mortgages	4,484	429	938	5,851	500,761	506,612	—
Total Residential Real Estate:	4,484	429	938	5,851	500,761	506,612	—

Consumer:
Home equity	—	—	15	15	46,906	46,921	—
Other consumer	103	1	6	110	6,062	6,172	—
Total Consumer:	103	1	21	125	52,968	53,093	—

Total Loans:	$5,074	$1,029	$2,825	$8,928	$1,120,136	$1,129,064	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2017
Commercial Real Estate:
Construction and land development	$21	$—	$—	$21	$300	$16,467	$—
Other commercial real estate	400	56	196	652	10,416	291,363	—
Total Commercial Real Estate:	421	56	196	673	10,716	307,830	—

Commercial and Industrial:
Other Commercial	459	246	33	738	1,217	80,067	6
Agricultural and other loans to farmers	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	41,784	—
Total Commercial and Industrial:	459	246	33	738	1,217	121,851	6

Total Commercial Loans:	880	302	229	1,411	11,933	429,681	6

Residential Real Estate:
Residential mortgages	680	202	469	1,351	3,640	611,254	—
Total Residential Real Estate:	680	202	469	1,351	3,640	611,254	—

Consumer:
Home equity	793	13	—	806	42	68,707	—
Other consumer	15	13	3	31	19	3,067	—
Total Consumer:	808	26	3	837	61	71,774	—

Total Loans:	$2,368	$530	$701	$3,599	$15,634	$1,112,709	$6

Non Accrual Loans

The following is summary information pertaining to non-accrual loans at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$637	$—	$637	$—	$—	$—
Other commercial real estate	1,257	197	1,454	2,564	—	2,564
Total Commercial Real Estate:	1,894	197	2,091	2,564	—	2,564

Commercial and Industrial:
Other Commercial	191	33	224	284	—	284
Agricultural and other loans to farmers	46	—	46	31	—	31
Tax exempt	—	—	—	—	—	—
Total Commercial and Industrial:	237	33	270	315	—	315

Total Commercial Loans:	2,131	230	2,361	2,879	—	2,879

Residential Real Estate:
Residential mortgages	2,313	469	2,782	3,419	—	3,419
Total Residential Real Estate:	2,313	469	2,782	3,419	—	3,419

Consumer:
Home equity	65	—	65	90	—	90
Other consumer	92	3	95	108	—	108
Total Consumer:	157	3	160	198	—	198

Total Loans:	$4,601	$702	$5,303	$6,496	$—	$6,496

Loans evaluated for impairment as of June 30, 2017 and December 31, 2016 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
June 30, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$3,916	$479	$1,858	$61	$6,314
Collectively evaluated	426,838	227,672	547,720	55,394	1,257,624
Total	$430,754	$228,151	$549,578	$55,455	$1,263,938

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$4,481	$486	$1,709	$33	$6,709
Collectively evaluated	413,638	150,754	504,903	53,060	1,122,355
Total	$418,119	$151,240	$506,612	$53,093	$1,129,064

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
June 30, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$—	$—
Purchased credit-impaired loans	10,716	1,217	3,640	60	15,633
Collectively evaluated	297,114	120,634	607,614	71,714	1,097,076
Total	$307,830	$121,851	$611,254	$71,774	$1,112,709

The following is a summary of impaired loans at June 30, 2017 and December 31, 2016:
Business Activities Loans

	June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	2,522	2,701	—
Commercial other	366	368	—
Agricultural and other loans to farmers	69	73	—
Tax exempt loans	—	—	—
Residential real estate	1,700	1,855	—
Home equity	13	13	—
Consumer other	48	50	—

With an allowance recorded:
Construction and land development	$637	$2,562	$59
Commercial real estate other	757	812	321
Commercial other	44	44	4
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	158	158	10
Home equity	—	—	—
Consumer other	—	—	—

Total
Commercial real estate	$3,916	$6,075	$380
Commercial and industrial	479	485	4
Residential real estate	1,858	2,013	10
Consumer	61	63	—
Total impaired loans	$6,314	$8,636	$394

Business Activities Loans

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	2,831	2,919	—
Commercial other	130	130	—
Agricultural and other loans to farmers	139	139	—
Tax exempt loans	—	—	—
Residential real estate	1,387	1,504	—
Home equity	16	16	—
Consumer other	2	2	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	1,650	3,575	193
Commercial other	217	367	173
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	322	322	49
Home equity	—	—	—
Consumer other	15	15	9

Total
Commercial real estate	$4,481	$6,494	$193
Commercial and industrial	486	636	173
Residential real estate	1,709	1,826	49
Consumer	33	33	9
Total impaired loans	$6,709	$8,989	$424

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2017 and 2016:

Business Activities Loan

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	2,499	64	1,850	32
Commercial other	349	6	92	2
Agricultural and other loans to farmers	70	1	128	3
Tax exempt loans	—	—	—	—
Residential real estate	2,130	21	1,214	17
Home equity	13	—	16	—
Consumer other	64	2	—	—

With an allowance recorded:
Construction and land development	$637	$—	$865	$—
Commercial real estate other	772	—	482	—
Commercial other	44	1	221	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	156	5	513	—
Home equity	—	—	—	—
Consumer other	—	—	7	—

Total
Commercial real estate	$3,908	$64	$3,197	$32
Commercial and industrial	463	8	441	5
Residential real estate	2,286	26	1,727	17
Consumer	77	2	23	—
Total impaired loans	$6,734	$100	$5,388	$54

Troubled Debt Restructuring Loans
The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan.

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2017 and for the three and six months ended June 30, 2016, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and six months ended June 30, 2017 were attributable to interest rate concessions, maturity date extensions, reamortization or a combination of two concessions. The modifications for the three and six months ending June 30, 2016 were attributable to interest rate concessions, maturity date extensions or a combination of both.

	Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	—	$—	$—
Agricultural and other loans to farmers	1	19	18
Commercial real estate	2	245	245
Residential real estate	1	118	117
Home equity	1	13	13
Consumer other	—	—	—
Total	5	$395	$393

	Three Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	$30	$30
Total	1	$30	$30

	Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	1	$80	$77
Agricultural and other loans to farmers	1	19	18
Commercial real estate	2	245	245
Residential real estate	3	692	682
Home equity	1	13	13
Consumer other	1	38	37
Total	9	$1,087	$1,072

	Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	3	$425	$418
Agricultural and other loans to farmers	2	30	25
Total	5	$455	$443

For the three and six months ended June 30, 2017, there were no loans that were restructured that had subsequently defaulted during the period.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

As of June 30, 2017, the Company maintained foreclosed residential real estate property with a fair value of $122 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of June 30, 2017 and December 31, 2016 totaled $991 thousand and $2.4 million, respectively. As of December 31, 2016, foreclosed residential real estate property totaled $90 thousand.

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the six months ended June 30, 2017 and 2016 was as follows:

Business Activities Loans	At or for the six months ended June 30, 2017
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(147)	(189)	(226)	(17)	(579)
Recoveries on charged-off loans	3	2	64	2	71
Provision/(releases) for loan losses	502	345	560	15	1,422
Balance at end of period	$5,503	$2,110	$3,119	$601	$11,333
Individually evaluated for impairment	380	4	10	—	394
Collectively evaluated	5,123	2,106	3,109	601	10,939
Total	$5,503	$2,110	$3,119	$601	$11,333

Business Activities Loans	At or for the six months ended June 30, 2016
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$4,430	$1,590	$2,747	$672	$9,439
Charged-off loans	(34)	(90)	(122)	(17)	(263)
Recoveries on charged-off loans	13	44	28	15	100
Provision/(releases) for loan losses	451	157	30	(23)	615
Balance at end of period	$4,860	$1,701	$2,683	$647	$9,891
Individually evaluated for impairment	103	175	54	38	370
Collectively evaluated	4,757	1,526	2,629	609	9,521
Total	$4,860	$1,701	$2,683	$647	$9,891

Acquired Loans	At or for the six months ended June 30, 2017
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—
Provision/(releases) for loan losses	51	24	34	—	109
Balance at end of period	$51	$24	$34	$—	$109
Individually evaluated for impairment	51	24	34	—	109
Collectively evaluated	—	—	—	—	—
Total	$51	$24	$34	$—	$109

There were no loans meeting the definition of acquired for the six month period ending June 30, 2016

Loan Origination/Risk Management: The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Bank’s board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Bank's board of directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. The Bank seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

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

Special mention: Loans that do not expose the Bank to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: (i) lack of expertise, inadequate loan agreement; (ii) the poor condition of or lack of control over collateral; or (iii) failure to obtain proper documentation or any other deviations from prudent lending practices.  Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose the Bank to sufficient risks to warrant classification.

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

The following tables present the Company’s loans by risk rating at June 30, 2017 and December 31, 2016:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$26,762	$14,695	$379,961	$376,968	$406,723	$391,663
Special mention	29	—	6,882	5,868	6,911	5,868
Substandard	637	—	16,483	20,588	17,120	20,588
Total	$27,428	$14,695	$403,326	$403,424	$430,754	$418,119

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$154,639	$98,968	$31,014	$31,279	$38,091	$15,679	$223,747	$145,926
Special mention	2,036	2,384	181	251	167	167	2,384	2,802
Substandard	1,759	2,234	264	278	—	—	2,023	2,512
Total	$158,434	$103,586	$31,459	$31,808	$38,258	$15,846	$228,151	$151,240

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$16,167	$—	$280,638	$—	$296,805	$—
Special mention	—	—	1,558	—	1,558	—
Substandard	300	—	9,167	—	9,467	—
Total	$16,467	$—	$291,363	$—	$307,830	$—

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$78,141	$—	$—	$—	$41,784	$—	$119,925	$—
Special mention	875	—	—	—	—	—	875	—
Substandard	1,051	—	—	—	—	—	1,051	—
Total	$80,067	$—	$—	$—	$41,784	$—	$121,851	$—

The following table summarizes information about total loans rated Special Mention or higher as of June 30, 2017 and December 31, 2016. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	June 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$4,601	$702	$5,303	$2,733	$—	$2,733
Substandard accruing	26,113	10,051	36,164	20,368	—	20,368
Total classified	30,714	10,753	41,467	23,101	—	23,101
Special mention	9,294	2,433	11,727	8,669	—	8,669
Total Criticized	$40,008	$13,186	$53,194	$31,770	$—	$31,770

NOTE 6.               BORROWED FUNDS

Borrowed funds at June 30, 2017 and December 31, 2016 are summarized, as follows:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings
Advances from the FHLBB	$624,032	1.34%	$372,700	0.97%
Other borrowings	35,174	0.51	21,780	0.29
Total short-term borrowings	659,206	1.29	394,480	0.93
Long-term borrowings
Advances from the FHLBB	212,815	1.45	137,116	1.59
Subordinated borrowings	38,063	5.66	—	—
Junior subordinated borrowings	5,000	4.69	5,000	4.41
Total long-term borrowings	255,878	2.14	142,116	1.69
Total	$915,084	1.53%	$536,596	1.13%

Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. The Bank also maintains a $1.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended June 30, 2017 and December 31, 2016.

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At June 30, 2017, the Bank’s available secured line of credit at the FRB was $128.1 million. The Bank has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended June 30, 2017 and December 31, 2016.

Long-term FHLBB advances consist of advances with a maturity of more than one year. The advances outstanding at June 30, 2017 include callable advances totaling $29.9 million, and amortizing advances totaling $691 thousand. The advances outstanding at December 31, 2016 include callable advances totaling $17.0 million, and no amortizing advances. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of June 30, 2017 is as follows:

	June 30, 2017
(in thousands, except rates)	Principal	Weighted Average Rate
Fixed rate advances maturing:
2017	$609,000	1.32%
2018	60,841	1.57
2019	104,927	1.63
2020	29,886	1.76
2021	31,470	0.56
2022 and thereafter	691	1.48
Total FHLBB advances	$836,815	1.37%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At June 30, 2017 and December 31, 2016 the interest rate was 4.69% and 4.41%, respectively.

On January 13, 2017, the Company acquired $17.0 million of subordinated debt in connection with the Lake Sunapee acquisition. The original subordinated debt was issued on October 29, 2014, in connection with the execution of a Subordinated Note Purchase Agreement between and among Lake Sunapee Bank Group and certain accredited investors pursuant to which Lake Sunapee Bank Group issued an aggregate of $17.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of November 1, 2024, and will bear interest at a fixed rate of 6.75% per annum. The Company may, at its option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The Notes are not subject to repayment at the option of the noteholders. The Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors.

Also in connection with the Lake Sunapee acquisition, the Company acquired 100% of the common securities totaling $600 thousand and $20.0 million of Junior Subordinated Deferrable Interest Debentures ("Debentures") issued by NHTB Capital Trust II and NHTB Capital Trust III, which are both Connecticut statutory trusts. The Debentures were originally issued on March 30, 2014, carry a variable interest rate of 3-month LIBOR plus 2.79%, and mature in 2034. The debt is callable by the Company at the time when any interest payment is made. NHTB Trust II and Trust III are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into the Company’s financial statements.

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Time less than $100,000	$581,196	$304,393
Time $100,000 or more	202,680	112,044
Total time deposits	$783,876	$416,437

Included in time deposits are brokered deposits of $429.0 million and $237.9 million at June 30, 2017 and December 31, 2016, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $38.4 million and $43.1 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2017	Regulatory Minimum to be Well Capitalized	December 31, 2016	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	13.6%	10.0%	16.5%	10.0%
Common equity tier 1 capital to risk weighted assets	11.1	6.5	15.0	6.5
Tier 1 capital to risk weighted assets	12.1	8.0	15.0	8.0
Tier 1 capital to average assets	7.6	5.0	8.9	5.0

Bank
Total capital to risk weighted assets	13.6%	10.0%	16.7%	10.0%
Common equity tier 1 capital to risk weighted assets	12.8	6.5	15.2	6.5
Tier 1 capital to risk weighted assets	12.8	8.0	15.2	8.0
Tier 1 capital to average assets	8.3	5.0	9.1	5.0

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

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

At June 30, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated other comprehensive loss
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Other accumulated comprehensive loss, before tax:
Net unrealized holding gain/(loss) on AFS securities	$1,332	$(3,269)
Net unrealized loss on effective cash flow hedging derivatives	(3,470)	(2,766)
Net unrealized holding loss on post-retirement plans	(580)	(622)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized holding gain/(loss) on AFS securities	(496)	1,144
Net unrealized loss on effective cash flow hedging derivatives	1,293	968
Net unrealized holding loss on post-retirement plans	216	219
Accumulated other comprehensive loss	$(1,705)	$(4,326)

The following tables presents the components of other comprehensive income for the three and six months ended June 30, 2017 and 2016:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gain arising during the period	$3,485	$(1,292)	$2,193
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	3,485	(1,292)	2,193

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(481)	242	(239)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(481)	242	(239)

Net unrealized holding loss on post-retirement plans:
Net unrealized gain/(loss) arising during the period	(15)	18	3
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain/(loss) on post-retirement plans	(15)	18	3
Other comprehensive income	$2,989	$(1,032)	$1,957

Three Months Ended June 30, 2016
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$2,690	$(941)	$1,749
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gains on AFS securities	2,690	(941)	1,749

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(503)	176	(327)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(503)	176	(327)

Net unrealized holding gain on post-retirement plans:
Net unrealized gain arising during the period	7	(3)	4
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	7	(3)	4
Other comprehensive income	$2,194	$(768)	$1,426

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gain arising during the period	$4,601	$(1,640)	$2,961
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	4,601	(1,640)	2,961

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(704)	325	(379)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(704)	325	(379)

Net unrealized holding loss on post-retirement plans:
Net unrealized gain arising during the period	42	(3)	39
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	42	(3)	39
Other comprehensive income	$3,939	$(1,318)	$2,621

Six Months Ended June 30, 2016
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$8,618	$(3,016)	$5,602
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gains on AFS securities	8,618	(3,016)	5,602

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(1,217)	426	(791)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(1,217)	426	(791)

Net unrealized holding gain on post-retirement plans:
Net unrealized gain arising during the period	78	(27)	51
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	78	(27)	51
Other comprehensive income	$7,479	$(2,617)	$4,862

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2017
Balance at beginning of period	$(1,357)	$(1,938)	$(367)	$(3,662)
Other comprehensive gain(loss) before reclassifications	2,193	(239)	3	1,957
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	2,193	(239)	3	1,957
Balance at end of period	$836	$(2,177)	$(364)	$(1,705)

Three Months Ended June 30, 2016
Balance at beginning of period	$9,566	$(2,085)	$(416)	$7,065
Other comprehensive gain before reclassifications	1,749	(327)	4	1,426
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	1,749	(327)	4	1,426
Balance at end of period	$11,315	$(2,412)	$(412)	$8,491

Six Months Ended June 30, 2017
Balance at beginning of period	$(2,125)	$(1,798)	$(403)	$(4,326)
Other comprehensive gain(loss) before reclassifications	2,961	(379)	39	2,621
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	2,961	(379)	39	2,621
Balance at end of period	$836	$(2,177)	$(364)	$(1,705)

Six Months Ended June 30, 2016
Balance at beginning of period	$5,713	$(1,621)	$(463)	$3,629
Other comprehensive gain before reclassifications	5,602	(791)	51	4,862
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	5,602	(791)	51	4,862
Balance at end of period	$11,315	$(2,412)	$(412)	$8,491

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Affected Line Item in the Statement where Net Income is Presented
(in thousands)	2017	2016
Realized gains on AFS securities:
	$—	$1,699	Non-interest income
	—	(595)	Tax expense
Total reclassifications for the period	$—	$1,104	Net of tax

	Six Months Ended June 30,		Affected Line Item in the Statement where Net Income is Presented
(in thousands)	2017	2016
Realized gains on AFS securities:
	$—	$3,135	Non-interest income
	—	(1,097)	Tax expense
Total reclassifications for the period	$—	$2,038	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share data)	2017	2016	2017	2016
Net income	$6,556	$4,311	$10,767	$8,717

Average number of basic common shares outstanding	15,393,458	9,031,974	14,934,850	9,022,886
Plus: dilutive effect of stock options and awards outstanding	112,800	97,478	114,467	102,165
Average number of diluted common shares outstanding	15,506,258	9,129,452	15,049,317	9,125,051

Anti-dilutive options excluded from earnings calculation	8,347	113,645	9,045	120,394

Earnings per share:
Basic	$0.43	$0.48	$0.72	$0.97
Diluted	$0.42	$0.47	$0.72	$0.96

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

Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. The Bank discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Information about derivative assets and liabilities at June 30, 2017, follows:

		Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	Notional Amount
	(In thousands)	(In years)	(In thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	5.6	$950
Total cash flow hedges	90,000	5.6	950

Economic hedges:
Forward sale commitments	18,219	0.2	(231)
Total economic hedges	18,219	0.2	(231)

Non-hedging derivatives:
Interest rate lock commitments	14,636	0.2	(3)
Total non-hedging derivatives	14,636	0.2	(3)

Total	$122,855		$716

As of December 31, 2016, the Company had interest rate cap agreements totaling $90 million (notional amount), with a weighted average maturity of 6.1 years, and an estimated fair value of $1,748.

Information about derivative assets and liabilities for the three and six months ended June 30, 2017 and June 30, 2016, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cash flow hedges:
Interest rate cap agreements
Realized in interest expense	$55	$8	$94	$11

Economic hedges:
Forward commitments
Realized loss in other non-interest income	(9)	—	(87)	—

Non-hedging derivatives:
Interest rate lock commitments
Realized loss in other non-interest income	(26)	—	(24)	—

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$6,973	—	$6,973
Mortgage-backed securities:
US Government-sponsored enterprises	—	456,051	—	456,051
US Government agency	—	78,062	—	78,062
Private label	—	911	—	911
Obligations of states and political subdivisions thereof	—	146,285	—	146,285
Corporate bonds	—	30,064	—	30,064
Derivative assets	—	950	—	950
Derivative liabilities	—	—	(234)	(234)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$—	—	$—
Mortgage-backed securities:				—
US Government-sponsored enterprises	—	328,452	—	328,452
US Government agency	—	76,906	—	76,906
Private label	—	1,132	—	1,132
Obligations of states and political subdivisions thereof	—	122,366	—	122,366
Corporate bonds	—	—	—	—
Derivative assets	—	1,748	—	1,748

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(In thousands)	Commitments	Commitments
Three Months Ended June 30, 2017
March 31, 2017	$98	$(55)
Goodwill adjustment Lake Sunapee Bank Merger	(75)	(167)
Realized (loss) recognized in non-interest income	(26)	(9)
June 30, 2017	$(3)	$(231)

Six Months Ended June 30, 2017
December 31, 2016	$—	$—
Acquisition of Lake Sunapee Bank, January 13, 2017	96	23
Goodwill adjustment Lake Sunapee Bank Merger	(75)	(167)
Realized (loss) recognized in non-interest income	(24)	(87)
June 30, 2017	$(3)	$(231)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(In thousands, except ratios)	Fair Value June 30, 2017	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$(3)	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(231)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(234)

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2017	December 31, 2016	Three months ended June 30, 2017	Six months ended June 30, 2017	Fair Value Measurement Date as of June 30, 2017
(In thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$6,314	$6,709	$(96)	(96)	June 2017
Capitalized servicing rights	3,355	5	—	—	May 2017
Other real estate owned	122	90	—	—	Jan 2017 - March 2017
Total	$9,791	$6,804	$(96)	(96)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands, except ratios)	June 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$2,067	Fair value of collateral - appraised value	Loss severity	0% to 32%
			Appraised value	$0 to $950

Impaired loans	4,247	Discount cash flow	Discount rate	0% to 18%
			Cash flows	$0 to $874

Capitalized servicing rights	3,355	Discounted cash flow	Constant prepayment rate (CPR)	14.33%
			Discount rate	7.55%

Other real estate owned	122	Fair value of collateral	Appraised value	$122
Total	$9,791

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$3,268	Fair value of collateral - appraised value	Loss severity	0% to 51%
			Appraised value	$0 to $1,732

Impaired loans	3,441	Discount cash flow	Discount rate	3.25% to 18.25%
			Cash flows	$6 to $861

Capitalized servicing rights	5	Discounted cash flow	Constant prepayment rate (CPR)	17.09%
			Discount rate	7.55%

Other real estate owned	90	Fair value of collateral	Appraised value	120
Total	$6,804

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2017 and December 31, 2016.

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

Summary of Estimated Fair Values of Financial Instruments. The estimated fair values, and related carrying amounts, of the Company’s financial instruments follow. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2017
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$118,993	$118,993	$118,993	$—	$—
Securities available for sale	718,364	718,364	—	718,364	—
FHLBB bank stock	44,168	44,168	—	44,168	—
Net loans	2,365,205	2,342,877	—	—	2,342,877
Accrued interest receivable	3,386	3,386	—	3,386	—
Cash surrender value of bank-owned life insurance policies	57,233	57,233	—	57,233	—
Derivative assets	950	950	—	950

Financial Liabilities
Total deposits	$2,213,004	$2,190,676	$—	$2,190,676	$—
Securities sold under agreements to repurchase	35,174	35,155	—	35,155	—
Federal Home Loan Bank advances	837,267	837,126	—	837,126	—
Subordinated borrowings	37,642	37,921	—	37,921	—
Junior subordinated borrowings	5,000	3,569	—	3,569	—
Derivative liabilities	(234)	(234)	—	—	(234)

	December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$8,439	$8,439	$8,439	$—	$—
Securities available for sale	528,856	528,856	—	528,856	—
FHLBB bank stock	25,331	25,331	—	25,331	—
Net loans	1,118,645	1,100,601	—	—	1,100,601
Accrued interest receivable	6,051	6,051	—	6,051	—
Cash surrender value of bank-owned life insurance policies	24,450	24,450	—	24,450	—
Derivative assets	1,748	1,748	—	1,748	—

Financial Liabilities
Total deposits	$1,050,300	$1,048,932	$—	$1,048,932	$—
Securities sold under agreements to repurchase	21,780	21,773	—	21,773	—
Federal Home Loan Bank advances	509,816	509,793	—	509,793	—
Subordinated borrowings	—	—	—	—	—
Junior subordinated borrowings	—	3,560	—	3,560	—

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

NOTE 12. SUBSEQUENT EVENTS

There were no significant subsequent events between June 30, 2017 and through the date the financial statements are available to be issued.

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

Bar Harbor Bankshares is the parent of Bar Harbor Bank & Trust, a true community bank in New England with branches in Maine, New Hampshire and Vermont.

• Community bank with $3.5 billion in assets • 47 branches plus 2 additional limited service locations • Commercial banking, retail banking, wealth management and insurance

On January 13, 2017, Bar Harbor completed the acquisition of Lake Sunapee Bank Group (“Lake Sunapee”), that geographically expanded our brand and business model. Lake Sunapee is a like-minded partner that operated in markets with similar geographic attributes. Through the acquisition we deepened our seasoned leadership and added to our accomplished team members, providing significant financial benefit to both sets of shareholders without sacrificing the culture of either institution.

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements relate to the recently completed acquisition of Lake Sunapee Bank Group. These additional factors that could cause actual results to differ materially from expected results include difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame and difficulties in integrating the Company and Lake Sunapee, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which the Company is engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PER SHARE DATA
Net earnings, diluted	$0.42	$0.47	$0.72	$0.96
Adjusted earnings, diluted (1) (2)	0.52	0.39	0.95	0.77
Total book value	22.53	18.27	22.53	18.27
Tangible book value (2)	15.44	17.67	15.44	17.67
Market price at period end	30.82	23.40	30.82	23.40
Dividends	0.19	0.18	0.37	0.36
PERFORMANCE RATIOS
Return on assets	0.76%	1.04%	0.63%	1.07%
Adjusted return on assets (1) (2)	0.94	0.85	0.84	0.86
Return on equity	7.55	10.67	6.26	10.89
Adjusted return on equity (1) (2)	9.32	8.72	8.31	8.74
Adjusted return on tangible equity (1) (2)	13.78	9.03	12.20	9.02
Net interest margin, fully taxable equivalent (FTE) (4)	3.16	3.04	3.13	2.93
Net interest margin (FTE), excluding purchased loan accretion (4)	3.02	3.04	3.01	2.93
Efficiency ratio (2)	0.56	0.60	0.59	0.59
GROWTH (Year-to-date)
Total commercial loans, (organic annualized) (2)	(5.4)%	(0.1)%	5.0%	4.5%
Total loans, (organic annualized) (2)	0.7	16.9	7.0	6.0
Total deposits, (organic annualized) (2)	7.1	11.3	2.3	5.0
FINANCIAL DATA (In millions)
Total assets	$3,503	$1,688	$3,503	$1,688
Total earning assets	3,139	1,608	3,139	1,608
Total investments	763	559	763	559
Total loans	2,377	1,049	2,377	1,049
Allowance for loan losses	11	10	11	10
Total goodwill and intangible assets	109	5	109	5
Total deposits	2,213	990	2,213	990
Total shareholders' equity	347	165	347	165
Net income	7	4	11	9
Adjusted income (4)	8	4	14	7
ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans (5)	0.03%	0.03%	0.03%	0.03%
Allowance for loan losses/total loans (5)	0.48	0.94	0.48	0.94%
Loans/deposits	107	106	107	106
Shareholders' equity to total assets	9.91	9.79	9.91	9.79
Tangible shareholders' equity to tangible assets (2)	7.01	9.50	7.01	9.50

______________________________________

(1)
Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions, and gain on sale of securities. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.

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

BAR HARBOR BANKSHARES
CONSOLIDATED LOAN & DEPOSIT ANALYSIS - UNAUDITED
LOAN ANALYSIS

					Organic Annualized Growth % (1) June 30, 2017
(in thousands)	Jun 30, 2017 Balance	Mar 31, 2017 Balance	Acquired Lake Sunapee Bank Balance (2)	Dec 31, 2016 Balance	Quarter End	Year to Date
Commercial real estate	$738,584	$779,635	$345,586	$418,119	(21.1)%	(12.0)%
Commercial and industrial	263,903	236,526	89,259	135,564	46.3	57.7
Total commercial loans	1,002,487	1,016,161	434,845	553,683	(5.4)	5.0
Residential real estate	1,160,832	1,155,436	652,255	506,612	1.9	0.8
Consumer	127,229	127,370	76,489	53,093	(0.4)	(8.9)
Tax exempt and other	86,099	73,469	44,611	15,676	68.8	329.3
Total loans	$2,376,647	$2,372,436	$1,208,200	$1,129,064	0.7%	7.0%

(1)	Non-GAAP financial measure.

(2)	Acquired Lake Sunapee Bank loans are as of January 13, 2017.

DEPOSIT ANALYSIS

					Organic Annualized Growth % (1) June 30, 2017
(in thousands)	Jun 30, 2017 Balance	Mar 31, 2017 Balance	Acquired Lake Sunapee Bank Balance (2)	Dec 31, 2016 Balance	Quarter End	Year to Date
Demand	$332,339	$349,896	$248,051	$98,856	(20.1)%	(29.5)%
NOW	451,171	242,876	39,999	175,150	343.0	269.5
Money market	285,312	349,491	103,142	282,234	(73.5)	(70.9)
Savings	360,306	511,091	467,735	77,623	(118.0)	(476.8)
Total non-maturity deposits	1,429,128	1,453,354	858,927	633,863	(6.7)	(20.1)
Total time deposits	783,876	720,899	291,684	416,437	34.9	36.4
Total deposits	$2,213,004	$2,174,253	$1,150,611	$1,050,300	7.1%	2.3%

(1)	Non-GAAP financial measure.

(2)	Acquired Lake Sunapee Bank Deposits are as of January 13, 2017.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30				Six Months Ended June 30
	2017		2016		2017		2016
(In thousands)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)
Assets
Loans (1)	$2,377,141	4.14%	$1,028,748	4.03%	$2,387,524	4.05%	$1,020,341	4.03%
Securities and other (2)	761,546	3.19	546,917	3.37	759,197	3.12	539,501	3.38
Total earning assets	3,138,687	3.91%	1,575,665	3.80%	3,146,721	3.82%	1,559,842	3.81%
Other non-earning assets	295,277		75,911		275,354		74,711
Total assets	$3,433,964		$1,651,576		$3,422,075		$1,634,553

Liabilities
Interest bearing deposits	$1,811,226	0.56%	$845,042	0.76%	$1,835,198	0.52%	$863,021	0.74%
Borrowings	941,789	1.41	557,593	0.99	911,044	1.31	523,293	1.01
Total interest-bearing liabilities	2,753,015	0.85%	1,402,635	0.85%	2,746,242	0.78%	1,386,314	0.84%
Non-interest-bearing demand deposits	320,503		80,119		307,265		81,697
Other non-earning liabilities	13,145		7,147		24,324		6,444
Total liabilities	3,086,663		1,489,901		3,077,831		1,474,455

Total shareholders' equity	347,301		161,675		344,244		160,098
Total liabilities and shareholders' equity	$3,433,964		$1,651,576		$3,422,075		$1,634,553

Net interest spread		3.06%		2.95%		3.03%		2.97%
Net interest margin		3.16		3.04		3.13		2.93

_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(in thousands)		2017	2016	2017	2016
GAAP Net income		$6,556	$4,311	$10,767	$8,716
Less: Security Gains		—	(1,699)	—	(3,135)
Plus: Loss on premises and equipment, net		—	—	95	—
Plus: Merger expenses		2,459	492	5,571	492
(Less)\Plus: Income taxes (37.57% in 2017, 35.0% in 2016)		(924)	422	(2,129)	925
Total adjusted income (4)	(A)	$8,091	$3,526	$14,304	$6,998

Net-interest income		$23,809	$11,382	$45,181	$22,718
Plus: Non-interest income		6,558	3,614	12,504	6,942
GAAP Total revenue		30,367	14,996	57,685	29,660
Less: Net security gains		—	(1,699)	—	(3,135)
Total operating revenue (4)	(B)	$30,367	$13,297	$57,685	$26,525

GAAP Total non-interest expense		$20,046	$8,731	$40,877	$16,729
Less: Merger and acquisition expense		(2,459)	(492)	(5,571)	(492)
Operating non-interest expense (4)	(C)	$17,587	$8,239	$35,306	$16,237

(in millions, except per share data)
Total average assets	(D)	$3,434	$1,652	$3,422	$1,635
Total average shareholders' equity	(E)	347	162	344	160
Total average tangible shareholders' equity	(F)	238	156	238	155
Total tangible shareholders' equity, period-end (1)	(G)	238	160	238	160
Total tangible assets, period-end (1)	(H)	3,394	1,682	3,394	1,682

Total common shares outstanding, period-end (thousands)	(I)	15,407	9,045	15,407	9,045
Average diluted shares outstanding (thousands)	(J)	15,506	9,129	15,049	9,125

Adjusted earnings per share, diluted	(A/J)	$0.52	$0.39	$0.95	$0.77
Tangible book value per share, period-end	(G/I)	15.44	17.67	15.44	17.67
Total tangible shareholders' equity/total tangible assets	(G)/(H)	7.01	9.50	7.01	9.50

Performance ratios (2)
GAAP return on assets		0.76%	1.04%	0.63%	1.07%
Adjusted return on assets (4)	(A/D)	0.94	0.85	0.84	0.86
GAAP return on equity		7.55	10.67	6.26	10.89
Adjusted return on equity (4)	(A/E)	9.32	8.72	8.31	8.74
Adjusted return on tangible equity (3) (4)	(A/F)	13.78	9.03	12.20	9.02
Efficiency ratio (4)(5)	(C-M)/(B+N)	0.56	0.60	0.59	0.59
Net interest margin		3.16	3.04	3.13	2.93

Supplementary data (in thousands)
Fully taxable equivalent income adjustment	(N)	$813	$526	$1,567	$1,063
Intangible amortization	(M)	188	1	345	2

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

SECOND QUARTER FINANCIAL SUMMARY

The Company reported second quarter 2017 net income of $6.6 million, or 42 cents per share. Adjusted earnings totaled $8.1 million, or 52 cents per share. Net income increased 56% over the prior quarter and adjusted earnings increased 21% reflecting the strength of the expanded operations. Merger-related and systems conversion costs in the second quarter of 2017 totaled $0.10 per share (after-tax). As discussed in an earlier section, the Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations

Second quarter financial highlights include the following (comparisons are to prior quarter unless otherwise stated):

•	11% increase in net interest income

•	10% increase in fee income

•	20 bps improvement in core ROA to 0.94% (non-GAAP measure)

•	56.0% efficiency ratio (non-GAAP measure)

•	7.1% annualized deposit growth

•	0.22% non-performing loans to total loans

The second quarter results reflect the Company’s focus on executing profitability strategies across its newly expanded footprint. All performance metrics improved as the Company grew revenue and increased operational efficiencies through disciplined expense management during the quarter. The Company also successfully completed a systems conversion on time and according to plan.

The Company delivered positive operating leverage during the quarter resulting in higher earnings per share and a strengthening of the balance sheet position. Asset quality remains strong and is demonstrated by a ratio of non-performing loans to total loans in the second quarter 2017 of 22 basis points compared to 52 basis for the same quarter of 2016.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Summary
Results in 2017 include the Lake Sunapee operations acquired on January 13, 2017. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods.

As previously noted, the Company uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as part of normalized operations. These non-operating items consist primarily of merger, acquisition, conversion, and net gains realized from sales of assets from the Company’s security portfolio. The Company views its net merger related costs as part of the economic investment for its acquisition.

Second quarter GAAP net income per share was $0.42 in 2017 compared to $0.47 in 2016. Adjusted net income increased by 33% to $0.52 per share from $0.39 for these respective periods. Results increased due to expanded operations and improved profitability. GAAP results in the current year include charges related to the Lake Sunapee Bank Group merger, and prior year net income benefited from gains from sales of securities.

First half GAAP net income per share was $0.72 in 2017 compared to $0.96 in 2016. Adjusted earnings increased by 23% to $0.95 per share from $0.77 for these respective periods. These changes largely reflected the same trends discussed above that drove second quarter earnings growth.

Adjusted return on equity and adjusted return on assets improved on a year-over-year basis while respective GAAP basis performance metrics varied in the past five quarters depending upon merger related charges and gains on security sales. The Company’s profitability has benefited from both a higher net interest margin as well as improved efficiency, with the efficiency ratio decreasing to 56% in the most recent quarter. The efficiency ratio is a non-GAAP financial measure that compares adjusted expenses and revenues to assess how well the Company is managing its costs. Higher ratios in prior periods represent gradual investments made in infrastructure and key employees to support operations across a broader footprint and larger revenue producing institution.

Net Interest Income
Second quarter net interest income increased year-over-year by $12.4 million to $23.8 million. This included the benefit of a $1.6 billion increase in average earning assets due to growth from the Lake Sunapee Bank Group merger and business activities. Net interest margin increased to 3.16% in the second quarter compared to 3.04% in the same quarter of 2016. Net interest margin in 2017 benefited from purchased loan accretion totaling $1.7 million in the second quarter while yields from other earning assets remained consistent with prior year.

For the first six months of the year, net interest income increased year to year by $22.5 million to $45.2 million. The increase primarily reflects the inclusion of Lake Sunapee Bank’s operations, and purchased loan accretion of $1.9 million during 2017.

Non-Interest Income
Second quarter non-interest income increased to $6.6 million from $3.6 million in the same quarter of 2016. Non-interest income, excluding gains on securities, increased $4.6 million from the same quarter in 2016. Trust and investment management fee revenue added $2.4 million, which is principally due to the addition of Charter Trust Company (now a wholly owned subsidiary of the Bank) from the Lake Sunapee Bank Group merger. Customer service fees increased $1.7 million compared to the prior quarter also as a result of the acquisition given the broader customer deposit base and higher number of ATM transactions.

Non-interest income for the six months of 2017 increased year-over-year by $5.6 million to $12.5 million. The increase in fee income for the six month period is driven by the same reasons as the quarterly period. However, income in 2016 also included $3.1 million from gains on security sales.

Loan Loss Provision
The provision for loan losses in the second quarter 2017 increased to $736 thousand from $150 thousand for the same quarter in 2016. On a year-to-date basis, the loan loss provision was $1.5 million in 2017 compared to $615 thousand in 2016. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs in all periods shown, as the amount of the allowance has risen gradually based on loan portfolio growth and reflecting the ongoing improvement in loan performance and credit quality.

Non-Interest Expense
Second quarter non-interest expense increased to $20.0 million from $8.7 million for the same quarter of 2016. Merger related expenses were $2.5 million during the second quarter of 2017 and $492 thousand for the same period of 2016. Salary and employee benefit costs increased by $5.3 million compared with the second quarter of 2016 principally due to the Lake Sunapee Bank Group merger. Full time equivalent staff totaled 487 as of the second quarter end compared to 207 of the same quarter end of 2016. Occupancy expenses increased $1.9 million as compared to the second quarter of 2016 due to costs of operating additional branches from the merger. On a year to date basis 2017 non-interest expense increased to $40.9 million from $16.7 million in 2016. Merger related expenses for the first six months of 2017 totaled $5.6 compared to $492 thousand in the same period of 2016. All other increases in non-interest expense on a year-to-date basis are consistent with quarterly trends.

Income Tax Expense
The effective tax was 31.6% in the second quarter 2017 compared to 29.5% in the same quarter of 2016, which reflects higher pretax income. On a year to date basis, the 2017 rate was 29.5% compared with 29.2% in the prior year. The rate in 2017 includes a merger related discrete tax adjustment that reduced the quarterly rate based on the revaluation of the Company’s net deferred tax assets to take into consideration the Company’s increased taxability in New Hampshire resulting from the Lake Sunapee acquisition.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND DECEMBER 31, 2016

Summary
Total assets increased to $3.5 billion at June 30, 2017 from $1.8 billion at year end 2016. All major categories of assets, liabilities and equity increased due to the acquired balances which included $1.2 billion in loans, $155.6 million in securities, $1.2 billion in deposits, and $182 million in equity as a result of the issuance of common shares of the Company to Lake Sunapee shareholders. The loan to deposit ratio improved to 107% from 108% at year-end 2016 despite loan growth and the seasonal lows in deposits typically experienced in the first half of the year.

The Company’s book value per share increased to $22.53 from $17.19 in the fourth quarter primarily due to the shares issued in the first quarter 2017 in connection with the merger. However, strong GAAP net income increased book value per share by $0.36 in the second quarter of 2017.

Asset quality continues to improve as the ratio of non-accruing loans to total loans decreased to 0.22% in the second quarter from 0.58% at year-end 2016. The ratio of net charge-offs to total loans remain close to zero in past five quarters ending the second quarter at 4 basis points.

Securities
Total securities increased $208.3 million which includes $155.6 million of securities acquired from Lake Sunapee and $112.3 million in securities purchased during the six months ended June 30, 2017. Securities purchased included $85.3 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $19.6 million of corporate bonds, and $7.4 million of FHLBB stock. The increase was offset by $61.3 million of maturities, calls and pay-downs of amortizing securities. The securities portfolio continues to be a strong source of liquidity for the Company and is comprised primarily of highly rated mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises and U.S. Government agencies, obligations of state and political subdivisions thereof and FHLBB stock. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions and the level of interest rate risk to which we are exposed.

Loans
The acquisition of Lake Sunapee increased the legal lending limit of the Bank and expanded the lending area across all three of the northern New England states which resulted in organic growth in the loan portfolio. Excluding the impact of the acquired balances, total loans increased during the six month period of 2017 by 7.0% on an annualized basis with 5.0% annualized growth in commercial loans led mostly by commercial and industrial loans. Loan growth was affected by a large commercial real estate payoff that occurred just prior to the second quarter end.

Allowance for loan losses
During the six months ending June 30, 2017, the allowance for loan losses increased $1.0 million to $11.4 million, which is due to the increase in business activity loans and lower charge-off activity reflecting improved asset quality. The determination of the allowance for loan losses is a critical accounting estimate. The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. An allowance for loan loss is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to peer measures.

Deposits
Excluding the impact of acquired balances, total deposits increased $12.1 million as of June 30, 2017 when compared to December 31, 2016. Core deposits are still the primary funding source for loan growth and the Company took on additional FHLBB borrowings in order to fund additional loan growth in the period. Historically, the Bank's deposit market area has been seasonal, with lower deposits in the winter and spring months and higher deposits in the summer and autumn months; however, this seasonality is less present in the expanded deposit market areas of New Hampshire and Vermont.

Borrowings
Excluding the impact of the Lake Sunapee acquisition, total borrowings increased by $146.2 million in the first half of 2017, which was largely used to fund loan growth and investment purchases. The increase was mostly in short term FHLBB advances. The cost of borrowings increased to 1.41% in the most recent quarter from 1.05% in the fourth quarter of 2016. The increase in borrowing rates is due in part to increases in Fed Funds rates at the end of December 2016, March 2017, and June 2017, which caused short term FHLBB rates to increase.

Equity
Excluding the $181.9 million of common stock of the Company issued to Lake Sunapee shareholders, total equity increased by $8.4 million, or 5.4%. Accumulated other comprehensive loss decreased by $2.6 million primarily due to an improvement in net after-tax fair value of available for sale securities. The improvement is related to an overall decrease in market yields since year-end 2016.

The Company evaluates changes in tangible book value, a non-GAAP financial measure which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. Tangible book value per share decreased to $15.44 as of June 30, 2017 from the $16.61 at year-end 2016. The decrease is due to the goodwill and other intangible assets recorded for the Lake Sunapee Group merger in the first quarter 2017. The merger resulted in a $95.3 million increase in goodwill. The Company’s ratio of tangible equity to tangible assets stood at 7.01% at the end of the second quarter, compared to 8.65% at the end of 2016.

The Company and the Bank remained well capitalized under regulatory guidelines at period-end.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At June 30, 2017, liquidity, as measured by the basic surplus model, was 8.2% over the 30-day horizon and 9.1% over the 90-day horizon.

As of June 30, 2017, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $427.9 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2016, the Bank’s available secured line of credit at the FRB stood at $133.0 million or 7.5% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

Capital Resources
Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the “Shareholders’ Equity” note to the consolidated financial statements. At June 30, 2017, the regulatory capital ratios of the Bank and the Company continued to be consistent with the requirements to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's 2016 Form 10-K. The Company views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company will generally use the issuance of common stock as the primary source of consideration for a bank acquisition, and such acquisitions may result in net increases or decreases in its capital ratios. The Company’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Company also evaluates its return on tangible equity as an indicator of its capital generation to support ongoing balance sheet growth. The Risk Management/Capital Committee of the Company’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run and that the Company’s common stock is a significant resource available as merger consideration in the event of future acquisitions and business combinations. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

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

Income Taxes: Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable ordinary income, taxable capital gain income, and the existence of prior years' taxable income, to which carry back refund claims could be made. A valuation allowance would be established for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. There was no valuation allowance as of June 30, 2017.

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

Determination of Other-Than-Temporary Impairment of Securities: The Company evaluates debt and equity securities within the Company's available for sale for other-than-temporary impairment (OTTI), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

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

As of June 30, 2017 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one- and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will modestly improve over the one year horizon (+.7% versus the base case) while remaining relatively stable over the two-year horizon (+.8% versus the base case). Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons (-3.8% and -6.2%, respectively, versus the base case) as increased funding costs outpace increases in earning asset yields. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

As compared to March 31, 2017, the year-one sensitivity in the down 100 basis points scenario remained in line for the quarter (+.43% prior, versus +.74% current).  The year-two sensitivities in the down 100 basis points scenario showed a modest improvement going from -.94% to +.79%.  In the year-one up 200 basis points scenario, results are consistent with the prior quarter (-3.20% prior, versus -3.78% current). Year-two, up 200 basis points shows a slightly more negative result (-4.87% prior, versus -6.23% current), although on balance, the current aggregate position is consistent with the prior quarter’s.

Despite four rate hikes over the last eighteen months, the Federal Reserve continues to maintain short-term interest rates at low levels, threatening net interest income. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; the impact of interest rate changes, caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s Senior Executive Team and Board of Directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At June 30, 2017, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c)  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2017	2,861	$30	2,861	411,448
May 1-31, 2017	—	—	—	411,448
June 1-30, 2017	—	—	—	411,448
Total	2,861	$30	2,861	411,448
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

101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 8, 2017	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: August 8, 2017	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer, & Principal Accounting Officer