Form 10-Q
period 2017-09-30
BAR HARBOR BANKSHARES
filed 2017-11-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The Registrant had 15,433,957 shares of common stock, par value $2.00 per share, outstanding as of November 3, 2017.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$31,223	$8,219
Interest-bearing deposit with the Federal Reserve Bank	17,501	220
Total cash and cash equivalents	48,724	8,439
Securities available for sale, at fair value	718,459	528,856
Federal Home Loan Bank stock	37,107	25,331
Total securities	755,566	554,187
Commercial real estate	793,572	418,119
Commercial and industrial	357,072	151,240
Residential real estate	1,152,628	506,612
Consumer	125,590	53,093
Total loans	2,428,862	1,129,064
Less: Allowance for loan losses	(11,950)	(10,419)
Net loans	2,416,912	1,118,645
Premises and equipment, net	48,309	23,419
Other real estate owned	122	90
Goodwill	100,255	4,935
Other intangible assets	8,811	377
Cash surrender value of bank-owned life insurance	57,613	24,450
Deferred tax assets, net	13,052	5,990
Other assets	26,368	14,817
Total assets	$3,475,732	$1,755,349

Liabilities
Demand and other non-interest bearing deposits	$357,398	$98,856
NOW deposits	442,085	175,150
Savings deposits	373,118	77,623
Money market deposits	300,398	282,234
Time deposits	802,110	416,437
Total deposits	2,275,109	1,050,300
Senior borrowings	775,582	531,596
Subordinated borrowings	43,048	5,000
Total borrowings	818,630	536,596
Other liabilities	28,534	11,713
Total liabilities	3,122,273	1,598,609
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,387 and 10,182,611 shares at September 30, 2017 and December 31, 2016, respectively	32,858	13,577
Additional paid-in capital	186,220	23,027
Retained earnings	141,251	130,489
Accumulated other comprehensive loss	(1,435)	(4,326)
Less: cost of 996,531 and 1,067,016 shares of treasury stock at September 30, 2017 and December 31, 2016, respectively	(5,435)	(6,027)
Total shareholders’ equity	353,459	156,740
Total liabilities and shareholders’ equity	$3,475,732	$1,755,349
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income
Loans	$24,661	$10,295	$70,081	$30,627
Securities and other	5,402	3,828	15,832	12,014
Total interest and dividend income	30,063	14,123	85,913	42,641
Interest expense
Deposits	3,177	1,755	7,926	4,931
Borrowings	3,408	1,369	9,327	3,993
Total interest expense	6,585	3,124	17,253	8,924
Net interest income	23,478	10,999	68,660	33,717
Provision for loan losses	660	139	2,191	754
Net interest income after provision for loan losses	22,818	10,860	66,469	32,963
Non-interest income
Trust and investment management fee income	3,040	975	9,228	2,878
Insurance and brokerage service income	329	—	1,020	—
Customer service fees	2,638	706	5,990	1,999
Gain on sales of securities, net	19	1,354	19	4,489
Bank-owned life insurance income	380	197	1,165	540
Other income	554	140	2,043	408
Total non-interest income	6,960	3,372	19,465	10,314
Non-interest expense
Salaries and employee benefits	9,617	4,832	30,065	14,648
Occupancy and equipment	2,894	1,156	8,573	3,466
Loss on premises and equipment, net	(1)	216	94	216
Outside services	907	181	2,220	430
Professional services	428	250	1,357	1,084
Communication	382	128	1,040	492
Amortization of intangible assets	189	1	534	25
Acquisition expenses	346	320	5,917	812
Other expenses	2,824	1,666	8,663	4,305
Total non-interest expense	17,586	8,750	58,463	25,478

Income before income taxes	12,192	5,482	27,471	17,799
Income tax expense	3,575	1,850	8,085	5,450
Net income	$8,617	$3,632	$19,386	$12,349

Earnings per share:
Basic	$0.56	$0.40	$1.27	$1.37
Diluted	$0.56	$0.40	$1.27	$1.35

Weighted average common shares outstanding:
Basic	15,420	9,064	15,098	9,037
Diluted	15,511	9,162	15,204	9,138
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$8,617	$3,632	$19,386	$12,349
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available-for-sale	512	(5,577)	5,119	3,041
Changes in unrealized loss on derivative hedges	(84)	(92)	(805)	(1,309)
Changes in unrealized loss on pension	5	8	45	86
Income taxes related to other comprehensive income (loss):
Changes in unrealized loss on securities available-for-sale	(192)	1,952	(1,839)	(1,064)
Changes in unrealized loss on derivative hedges	31	32	373	458
Changes in unrealized loss on pension	(2)	(3)	(2)	(30)
Total other comprehensive income	270	(3,680)	2,891	1,182
Total comprehensive income	$8,887	$(48)	$22,277	$13,531
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152

Comprehensive income:
Net income	—	—	12,349	—	—	12,349
Other comprehensive loss	—	—	—	1,182	—	1,182
Total comprehensive income	—	—	12,349	1,182	—	13,531
Cash dividends declared ($0.54 per share)	—	—	(4,880)	—	—	(4,880)
Treasury stock purchased (23,072)	—	—	—	—	(497)	(497)
Net issuance (91,466) to employee stock plans, including related tax effects	—	35	(127)	—	1,140	1,048
Recognition of stock based compensation	—	982	—	—		982
Balance at September 30, 2016	$13,577	$22,641	$129,602	$4,811	$(6,295)	$164,336

Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	19,386	—	—	19,386
Other comprehensive loss	—	—	—	2,891	—	2,891
Total comprehensive income	—	—	19,386	2,891	—	22,277
Cash dividends declared ($0.56 per share)	—	—	(8,624)	—	—	(8,624)
Acquisition of Lake Sunapee Bank Group	8,328	173,591	—	—	—	181,919
Treasury stock purchased (9,603 shares)	—	—	—	—	(282)	(282)
Net issuance (80,448 shares) to employee stock plans, including related tax effects	—	(265)	—	—	874	609
Three-for-two stock split	10,953	(10,968)	—	—	—	(15)
Recognition of stock based compensation	—	835	—	—	—	835
Balance at September 30, 2017	$32,858	$186,220	$141,251	$(1,435)	$(5,435)	$353,459

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$19,386	$12,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,191	754
Net amortization of securities	4,006	2,293
Deferred tax benefit	(237)	—
Change in unamortized net loan costs and premiums	(368)	—
Premises and equipment depreciation and amortization expense	2,745	1,159
Stock-based compensation expense	835	982
Accretion of purchase accounting entries, net	(2,482)	—
Amortization of other intangibles	542	69
Income from cash surrender value of bank-owned life insurance policies	(1,165)	(540)
Gain on sales of securities, net	(19)	(4,489)
Loss on premises and equipment, net	95	—
Net change in other	(2,387)	(695)
Net cash provided by operating activities	23,142	11,882

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,581	66,431
Proceeds from maturities, calls and prepayments of securities available for sale	92,817	78,190
Purchases of securities available for sale	(138,785)	(171,702)
Net change in loans	(71,669)	(2,842)
Purchase of loans	(18,621)	(95,421)
Purchase of Federal Home Loan Bank stock	(327)	(2,233)
Purchase of premises and equipment, net	(3,011)	(3,567)
Acquisitions, net of cash (paid) acquired	39,537	—
Proceeds from sale of other real estate	322	—
Net cash used in investing activities	(98,156)	(131,144)

Cash flows from financing activities:
Net decrease in deposits	74,725	90,738
Net change in short-term advances from the Federal Home Loan Bank	110,801	31,250
Net change in long term advances from the Federal Home Loan Bank	(62,531)	8,238
Net change in securities sold repurchase agreements	672	(1,784)
Exercise of stock options	451	1,048
Purchase of treasury stock	(196)	(497)
Common stock cash dividends paid	(8,623)	(4,880)
Net cash provided by financing activities	115,299	124,113

Net change in cash and cash equivalents	40,285	4,851
Cash and cash equivalents at beginning of year	8,439	9,720
Cash and cash equivalents at end of year	$48,724	$14,571
Supplemental cash flow information:
Interest paid	$16,184	$8,858
Income taxes paid, net	6,764	5,342

Acquisition of non-cash assets and liabilities:
Assets acquired	1,454,076	—
Liabilities assumed	1,406,672	—

Other non-cash changes:
Real estate owned acquired in settlement of loans	32	—
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

As a result of the Lake Sunapee Group acquisition, the Company has the following new significant and critical accounting policy regarding acquired loans:

Acquired Loans: Loans that the Company acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company will continue to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases or increases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired. For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs (e.g., Salaries and Benefits) arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item (e.g., Other Noninterest Expense) that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other post-retirement benefit plan footnote. ASU No. 2017-07 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company’s interest rate cap agreements are derivative financial instruments that are designated as formal hedging relationships. The Company is currently evaluating this ASU to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

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

Consideration paid, and fair values of Lake Sunapee’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following tables:

(in thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Consideration paid:
Bar Harbor Bankshares common stock issued to Lake Sunapee Bank Group stockholders (4,163,853 shares)				$181,919
Cash paid for fractional shares				27
Total consideration paid				181,946
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$40,970	$(1,406)	(a)	$39,564
Investment securities	156,960	(1,381)	(b)	155,579
Loans	1,217,927	(9,728)	(c)	1,208,199
Premises and equipment	22,561	(351)	(d)	22,210
Core deposit intangible	—	7,786	(e)	7,786
Other assets	102,298	(50,419)	(f)	51,879
Deposits	(1,149,865)	(746)	(g)	(1,150,611)
Borrowings	(232,261)	(16)	(h)	(232,277)
Deferred taxes, net	(1,921)	10,217	(i)	8,296
Other liabilities	(19,924)	(4,087)	(j)	(24,011)
Total identifiable net assets	$136,745	$(50,131)		$86,614

Goodwill				$95,332

Explanation of Certain Fair Value Adjustments

a.	Represents in-process payments that were made on the date of acquisition that were not recorded on Lake Sunapee's general ledger until after acquisition.

b.	Represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

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

Direct acquisition and integration costs were expensed as incurred, and totaled $5.9 million during the nine months ending September 30, 2017 and were $812 thousand for the same period of 2016. For the three months ending September 30, 2017 direct acquisition and integration costs totaled $346 thousand and were $320 thousand for the same period of 2016.

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

The unaudited pro forma information, for the nine months ended September 30, 2017 and 2016, set forth below reflects adjustments related to amortization and accretion of purchase accounting fair value adjustments and an estimated tax rate of 37.57%. Direct acquisition expenses incurred by the Company during 2017, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited) Nine Months Ended September 30,
	2017	2016
Net interest income	$69,846	$67,670
Non-interest income	20,883	25,808
Net income	26,133	21,371

Pro forma earnings per share:
Basic	$1.69	$1.40
Diluted	$1.68	$1.39

NOTE 3.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6,952	$27	$—	$6,979
Mortgage-backed securities:
US Government-sponsored enterprises	438,332	3,413	3,788	437,957
US Government agency	102,044	695	601	102,138
Private label	562	162	5	719
Obligations of states and political subdivisions thereof	140,475	2,818	1,311	141,982
Corporate bonds	28,245	441	2	28,684
Total securities available for sale	$716,610	$7,556	$5,707	$718,459

December 31, 2016
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	330,635	2,682	4,865	328,452
US Government agency	76,722	797	613	76,906
Private label	936	207	11	1,132
Obligations of states and political subdivisions thereof	123,832	1,941	3,407	122,366
Corporate bonds	—	—	—	—
Total securities available for sale	$532,125	$5,627	$8,896	$528,856

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at September 30, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
	Amortized	Fair
(In thousands)	Cost	Value
Within 1 year	$3,613	$3,627
Over 1 year to 5 years	18,499	18,735
Over 5 years to 10 years	73,997	75,366
Over 10 years	620,501	620,731
Total securities available for sale	$716,610	$718,459

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2017

Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	1,559	150,524	2,229	64,882	3,788	215,406
US Government agency	345	48,529	256	11,880	601	60,409
Private label	—	7	5	134	5	141
Obligations of states and political subdivisions thereof	89	8,838	1,222	31,570	1,311	40,408
Corporate bonds	2	3,038	—	—	2	3,038
Total securities available for sale	$1,995	$210,936	$3,712	$108,466	$5,707	$319,402

December 31, 2016

Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	4,369	197,914	496	10,120	4,865	208,034
US Government agency	472	36,941	141	4,263	613	41,204
Private label	—	107	11	312	11	419
Obligations of states and political subdivisions thereof	3,252	76,803	155	3,916	3,407	80,719
Corporate bonds	—	—	—	—	—	—
Total securities available for sale	$8,093	$311,765	$803	$18,611	$8,896	$330,376

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three and nine months ended September 30, 2017 and 2016 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended September 30,
	2017	2016
Estimated credit losses as of June 30,	$1,697	$1,697
Reductions for securities paid off during the period	—	—
Estimated credit losses at end of the period	$1,697	$1,697

	Nine Months Ended September 30,
	2017	2016
Estimated credit losses as of prior year-end,	$1,697	$3,180
Reductions for securities paid off during the period	—	1,483
Estimated credit losses at end of the period	$1,697	$1,697

Visa Class B Common Shares
The Company was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for all reporting periods since 2008. At September 30, 2017, the Company owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at September 30, 2017:

US Government-sponsored enterprises
At September 30, 2017, 275 out of the total 789 securities in the Company’s portfolios of AFS US Government sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.7% of the amortized cost of securities in unrealized loss positions.The Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the contractual cash flows of all of the Company’s US government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agencies
At September 30, 2017, 62 out of the total 208 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.0% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private-label
At September 30, 2017, 8 of the total 26 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.3% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
At September 30, 2017, 79 of the total 262 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
At September 30, 2017, one out of 12 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.1% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Lake Sunapee Bank Group. The following is a summary of total loans:

	September 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$33,692	$15,593	$49,285	$14,695	$—	$14,695
Other commercial real estate	455,847	288,440	744,287	403,424	—	403,424
Total Commercial Real Estate:	489,539	304,033	793,572	418,119	—	418,119

Commercial and Industrial:
Other Commercial	172,186	68,090	240,276	103,586	—	103,586
Agricultural and other loans to farmers	30,483	—	30,483	31,808	—	31,808
Tax exempt	40,776	45,537	86,313	15,846	—	15,846
Total Commercial and Industrial:	243,445	113,627	357,072	151,240	—	151,240

Total Commercial Loans:	732,984	417,660	1,150,644	569,359	—	569,359

Residential Real Estate:
Residential mortgages	568,277	584,351	1,152,628	506,612	—	506,612
Total Residential Real Estate:	568,277	584,351	1,152,628	506,612	—	506,612

Consumer:
Home equity	50,610	64,695	115,305	46,921	—	46,921
Other consumer	7,645	2,640	10,285	6,172	—	6,172
Total Consumer:	58,255	67,335	125,590	53,093	—	53,093

Total Loans:	$1,359,516	$1,069,346	$2,428,862	$1,129,064	$—	$1,129,064

The carrying amount of the acquired loans at September 30, 2017 totaled $1.069 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $14.4 million (and a note balance of $19.5 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.055 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of period	$4,567	$—
Acquisitions	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	513	—
Accretion	(423)	—
Balance at end of period	$4,657	$—

	Nine Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of period	$—	$—
Acquisitions	3,398	—
Reclassification from nonaccretable difference for loans with improved cash flows	2,257	—
Accretion	(998)	—
Balance at end of period	$4,657	$—

The following is a summary of past due loans at September 30, 2017 and December 31, 2016:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2017
Commercial Real Estate:
Construction and land development	$—	$—	$637	$637	$33,055	$33,692	$—
Other commercial real estate	407	121	702	1,230	454,617	455,847	—
Total Commercial Real Estate:	407	121	1,339	1,867	487,672	489,539	—

Commercial and Industrial:
Other Commercial	401	150	159	710	171,476	172,186	—
Agricultural and other loans to farmers	600	90	10	700	29,783	30,483	—
Tax exempt	—	—	—	—	40,776	40,776	—
Total Commercial and Industrial:	1,001	240	169	1,410	242,035	243,445	—

Total Commercial Loans:	1,408	361	1,508	3,277	729,707	732,984	—

Residential Real Estate:
Residential mortgages	2,904	172	1,260	4,336	563,941	568,277	—
Total Residential Real Estate:	2,904	172	1,260	4,336	563,941	568,277	—

Consumer:
Home equity	306	25	100	431	50,179	50,610	—
Other consumer	60	21	26	107	7,538	7,645	—
Total Consumer:	366	46	126	538	57,717	58,255	—
							—
Total Loans:	$4,678	$579	$2,894	$8,151	$1,351,365	$1,359,516	$—

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial Real Estate:
Construction and land development	$—	$—	$—	$—	$14,695	$14,695	$—
Other commercial real estate	195	554	1,665	2,414	401,010	403,424	—
Total Commercial Real Estate:	195	554	1,665	2,414	415,705	418,119	—

Commercial and Industrial:
Other Commercial	61	45	201	307	103,279	103,586	—
Agricultural and other loans to farmers	231	—	—	231	31,577	31,808	—
Tax exempt	—	—	—	—	15,846	15,846	—
Total Commercial and Industrial:	292	45	201	538	150,702	151,240	—

Total Commercial Loans:	487	599	1,866	2,952	566,407	569,359	—

Residential Real Estate:
Residential mortgages	4,484	429	938	5,851	500,761	506,612	—
Total Residential Real Estate:	4,484	429	938	5,851	500,761	506,612	—

Consumer:
Home equity	—	—	15	15	46,906	46,921	—
Other consumer	103	1	6	110	6,062	6,172	—
Total Consumer:	103	1	21	125	52,968	53,093	—
							—
Total Loans:	$5,074	$1,029	$2,825	$8,928	$1,120,136	$1,129,064	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2017
Commercial Real Estate:
Construction and land development	$20	$10	$—	$30	$258	$15,593	$—
Other commercial real estate	314	25	591	930	9,760	288,440	—
Total Commercial Real Estate:	334	35	591	960	10,018	304,033	—

Commercial and Industrial:
Other Commercial	396	144	—	540	917	68,090	163
Agricultural and other loans to farmers	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	45,537	—
Total Commercial and Industrial:	396	144	—	540	917	113,627	163

Total Commercial Loans:	730	179	591	1,500	10,935	417,660	163

Residential Real Estate:
Residential mortgages	1,089	13	868	1,970	3,398	584,351	—
Total Residential Real Estate:	1,089	13	868	1,970	3,398	584,351	—

Consumer:
Home equity	388	155	193	736	40	64,695	—
Other consumer	12	144	49	205	3	2,640	—
Total Consumer:	400	299	242	941	43	67,335	—
							—
Total Loans:	$2,219	$491	$1,701	$4,411	$14,376	$1,069,346	$163

Non Accrual Loans

The following is summary information pertaining to non-accrual loans at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$637	$—	$637	$—	$—	$—
Other commercial real estate	1,238	591	1,829	2,564	—	2,564
Total Commercial Real Estate:	1,875	591	2,466	2,564	—	2,564

Commercial and Industrial:
Other Commercial	183	—	183	284	—	284
Agricultural and other loans to farmers	53	—	53	31	—	31
Tax exempt	—	—	—	—	—	—
Total Commercial and Industrial:	236	—	236	315	—	315

Total Commercial Loans:	2,111	591	2,702	2,879	—	2,879

Residential Real Estate:
Residential mortgages	2,751	868	3,619	3,419	—	3,419
Total Residential Real Estate:	2,751	868	3,619	3,419	—	3,419

Consumer:
Home equity	151	193	344	90	—	90
Other consumer	103	49	152	108	—	108
Total Consumer:	254	242	496	198	—	198

Total Loans:	$5,116	$1,701	$6,817	$6,496	$—	$6,496

Loans evaluated for impairment as of September 30, 2017 and December 31, 2016 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
September 30, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$2,585	$138	$1,744	$68	$4,535
Collectively evaluated	486,954	243,307	566,533	58,187	1,354,981
Total	$489,539	$243,445	$568,277	$58,255	$1,359,516

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$4,481	$486	$1,709	$33	$6,709
Collectively evaluated	413,638	150,754	504,903	53,060	1,122,355
Total	$418,119	$151,240	$506,612	$53,093	$1,129,064

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
September 30, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$408	$470	$271	$156	$1,305
Purchased Credit Impaired	10,018	917	3,398	43	14,376
Collectively evaluated	293,607	112,240	580,682	67,136	1,053,665
Total	$304,033	$113,627	$584,351	$67,335	$1,069,346

The following is a summary of impaired loans at September 30, 2017 and December 31, 2016:
Business Activities Loans

	September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	1,198	1,175	—
Commercial other	96	97	—
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,257	1,267	—
Home equity	13	13	—
Consumer other	—	—	—

With an allowance recorded:
Construction and land development	$637	$2,563	$59
Commercial real estate other	750	808	331
Commercial other	42	42	2
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	487	487	44
Home equity	55	55	55
Consumer other	—	—	—

Total
Commercial real estate	$2,585	$4,546	$390
Commercial and industrial	138	139	2
Residential real estate	1,744	1,754	44
Consumer	68	68	55
Total impaired loans	$4,535	$6,507	$491

Acquired Loans

	September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	108	107	—
Commercial other	470	483	—
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	271	278	—
Home equity	156	156	—
Consumer other	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	300	302	168
Commercial other	—	—	—
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

Total
Commercial real estate	$408	$409	$168
Commercial and industrial	470	483	—
Residential real estate	271	278	—
Consumer	156	156	—
Total impaired loans	$1,305	$1,326	$168

Business Activities Loans

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	2,831	2,919	—
Commercial other	130	130	—
Agricultural and other loans to farmers	139	139	—
Tax exempt loans	—	—	—
Residential real estate	1,387	1,504	—
Home equity	16	16	—
Consumer other	2	2	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	1,650	3,575	193
Commercial other	217	367	173
Agricultural and other loans to farmers	—	—	—
Tax exempt loans	—	—	—
Residential real estate	322	322	49
Home equity	—	—	—
Consumer other	15	15	9

Total
Commercial real estate	$4,481	$6,494	$193
Commercial and industrial	486	636	173
Residential real estate	1,709	1,826	49
Consumer	33	33	9
Total impaired loans	$6,709	$8,989	$424

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2017 and 2016:

Business Activities Loan

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	1,716	64	2,713	131
Commercial other	99	6	141	2
Agricultural and other loans to farmers	8	1	131	8
Tax exempt loans	—	—	—	—
Residential real estate	1,245	31	1,344	55
Home equity	13	—	17	1
Consumer other	5	2	—	1

With an allowance recorded:
Construction and land development	$637	$—	$928	$—
Commercial real estate other	693	—	551	—
Commercial other	44	1	221	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	268	5	331	—
Home equity	12	—	—	—
Consumer other	—	—	17	—

Total
Commercial real estate	$3,046	$64	$4,192	$131
Commercial and industrial	151	8	493	10
Residential real estate	1,513	36	1,675	55
Consumer	30	2	34	2
Total impaired loans	$4,740	$110	$6,394	$198

Acquired Loans

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	89	—	—	—
Commercial other	171	—	—	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	254	1	—	—
Home equity	47	—	—	—
Consumer other	9	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	46	—	—	—
Commercial other	—	—	—	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—

Total
Commercial real estate	$135	$—	$—	$—
Commercial and industrial	171	—	—	—
Residential real estate	254	1	—	—
Consumer	56	—	—	—
Total impaired loans	$616	$1	$—	$—

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2017 and for the three and nine months ended September 30, 2016, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and nine months ended September 30, 2017 were attributable to interest rate concessions, maturity date extensions, reamortization or a combination of two concessions. The modifications for the three and nine months ending September 30, 2016 were attributable to interest rate concessions, maturity date extensions or a combination of both.

	Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	5	$483	$483
Agricultural and other loans to farmers	—	—	—
Commercial real estate	4	144	144
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	9	$627	$627

	Three Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	2	$51	$51
Commercial real estate	2	936	915
Consumer other	1	9	9
Total	5	$996	$975

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	6	$563	$549
Agricultural and other loans to farmers	1	19	18
Commercial real estate	6	388	333
Residential real estate	3	692	675
Home equity	1	13	13
Consumer other	1	38	37
Total	18	$1,713	$1,625

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	2	$51	$51
Agricultural and other loans to farmers	2	30	24
Commercial real estate	5	1,361	1,326
Consumer Other	1	9	9
Total	10	$1,451	$1,410

For the three and nine months ended September 30, 2017, there were no loans that were restructured that had subsequently defaulted during the period.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

As of September 30, 2017, the Company maintained foreclosed residential real estate property with a fair value of $122 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of September 30, 2017 and December 31, 2016 totaled $772 thousand and $2.4 million, respectively. As of December 31, 2016, foreclosed residential real estate property totaled $90 thousand.

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the nine months ended September 30, 2017 and 2016 was as follows:

Business Activities Loans	At or for the Nine Months Ended September 30, 2017
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(124)	(189)	(226)	(87)	(626)
Recoveries on charged-off loans	9	7	65	7	88
Provision/(releases) for loan losses	310	405	941	40	1,696
Balance at end of period	$5,340	$2,175	$3,501	$561	$11,577
Individually evaluated for impairment	391	2	44	55	492
Collectively evaluated	4,949	2,173	3,457	506	11,085
Total	$5,340	$2,175	$3,501	$561	$11,577

Business Activities Loans	At or for the Nine Months Ended September 30, 2016
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$4,430	$1,590	$2,747	$672	$9,439
Charged-off loans	(133)	(90)	(141)	(19)	(383)
Recoveries on charged-off loans	35	200	36	22	293
Provision/(releases) for loan losses	719	39	38	(42)	754
Balance at end of period	$5,051	$1,739	$2,680	$633	$10,103
Individually evaluated for impairment	100	174	87	10	371
Collectively evaluated	4,951	1,565	2,593	623	9,732
Total	$5,051	$1,739	$2,680	$633	$10,103

Acquired Loans	At or for the Nine Months Ended September 30, 2017
(In thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	(54)	(18)	(31)	(19)	(122)
Recoveries on charged-off loans	—	—	—	—	—
Provision/(releases) for loan losses	360	49	67	19	495
Balance at end of period	$306	$31	$36	$—	$373
Individually evaluated for impairment	168	—	—	—	168
Collectively evaluated	138	31	36	—	205
Total	$306	$31	$36	$—	$373

There were no loans meeting the definition of acquired for the nine month period ending September 30, 2016.

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

The following tables present the Company’s loans by risk rating at September 30, 2017 and December 31, 2016:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$33,008	$14,695	$433,934	$376,968	$466,942	$391,663
Special mention	47	—	6,820	5,868	6,867	5,868
Substandard	637	—	15,093	20,588	15,730	20,588
Total	$33,692	$14,695	$455,847	$403,424	$489,539	$418,119

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$168,608	$98,968	$30,075	$31,279	$40,610	$15,679	$239,293	$145,926
Special mention	1,757	2,384	91	251	166	167	2,014	2,802
Substandard	1,821	2,234	317	278	—	—	2,138	2,512
Total	$172,186	$103,586	$30,483	$31,808	$40,776	$15,846	$243,445	$151,240

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$15,336	$—	$278,134	$—	$293,470	$—
Special mention	233	—	2,475	—	2,708	—
Substandard	24	—	7,831	—	7,855	—
Total	$15,593	$—	$288,440	$—	$304,033	$—

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$63,941	$—	$—	$—	$45,537	$—	$109,478	$—
Special mention	2,053	—	—	—	—	—	2,053	—
Substandard	2,096	—	—	—	—	—	2,096	—
Total	$68,090	$—	$—	$—	$45,537	$—	$113,627	$—

The following table summarizes information about total loans rated Special Mention or higher as of September 30, 2017 and December 31, 2016. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	September 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$5,116	$3,452	$8,568	$2,733	$—	$2,733
Substandard accruing	15,774	9,627	25,401	20,368	—	20,368
Total classified	20,890	13,079	33,969	23,101	—	23,101
Special mention	8,864	4,762	13,626	8,669	—	8,669
Total Criticized	$29,754	$17,841	$47,595	$31,770	$—	$31,770

NOTE 6.               BORROWED FUNDS

Borrowed funds at September 30, 2017 and December 31, 2016 are summarized, as follows:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLBB	$506,000	1.36%	$372,700	0.97%
Other borrowings	41,600	0.56	21,780	0.29
Total short-term borrowings	547,600	1.30	394,480	0.93
Long-term borrowings
Advances from the FHLBB	227,982	1.50	137,116	1.59
Subordinated borrowings	38,048	5.46	—	—
Junior subordinated borrowings	5,000	4.81	5,000	4.41
Total long-term borrowings	271,030	2.11	142,116	1.69
Total	$818,630	1.57%	$536,596	1.13%

Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. The Bank also maintains a $1.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended September 30, 2017 and December 31, 2016.

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2017, the Bank’s available secured line of credit at the FRB was $114.6 million. The Bank has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended September 30, 2017 and December 31, 2016.

Long-term FHLBB advances consist of advances with a maturity of more than one year. The advances outstanding at September 30, 2017 include callable advances totaling $27.0 million, and amortizing advances totaling $689 thousand. The advances outstanding at December 31, 2016 include callable advances totaling $17.0 million, and no amortizing advances. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of September 30, 2017 is as follows:

	September 30, 2017
(in thousands, except rates)	Carrying Value	Weighted Average Rate
Fixed rate advances maturing:
2017	$416,000	1.32%
2018	165,805	1.49
2019	104,947	1.63
2020	29,911	1.76
2021	1,630	1.49
2022 and thereafter	15,689	0.36
Total FHLBB advances	$733,982	1.40%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At September 30, 2017 and December 31, 2016 the interest rate was 4.77% and 4.41%, respectively.

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

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Time less than $100,000	$541,585	$304,393
Time $100,000 or more	260,525	112,044
Total time deposits	$802,110	$416,437

Included in time deposits are brokered deposits of $362.7 million and $237.9 million at September 30, 2017 and December 31, 2016, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $49.3 million and $43.1 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2017	Regulatory Minimum to be Well Capitalized	December 31, 2016	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	13.8%	10.0%	16.5%	10.0%
Common equity tier 1 capital to risk weighted assets	11.3	6.5	15.0	6.5
Tier 1 capital to risk weighted assets	12.7	8.0	15.0	8.0
Tier 1 capital to average assets	8.0	5.0	8.9	5.0

Bank
Total capital to risk weighted assets	13.8%	10.0%	16.7%	10.0%
Common equity tier 1 capital to risk weighted assets	13.0	6.5	15.2	6.5
Tier 1 capital to risk weighted assets	13.0	8.0	15.2	8.0
Tier 1 capital to average assets	8.5	5.0	9.1	5.0

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

At September 30, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated other comprehensive loss
Components of accumulated other comprehensive income is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Other accumulated comprehensive income (loss), before tax:
Net unrealized holding gain/(loss) on AFS securities	$1,849	$(3,269)
Net unrealized loss on effective cash flow hedging derivatives	(3,570)	(2,766)
Net unrealized holding loss on post-retirement plans	(577)	(622)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized holding (loss)/gain on AFS securities	(695)	1,144
Net unrealized loss on effective cash flow hedging derivatives	1,341	968
Net unrealized holding loss on post-retirement plans	217	219
Accumulated other comprehensive loss	$(1,435)	$(4,326)

The following tables presents the components of other comprehensive income for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gain arising during the period	$531	$(199)	$332
Less: reclassification adjustment for gains (losses) realized in net income	19	(7)	12
Net unrealized holding gain on AFS securities	512	(192)	320

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(84)	31	(53)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(84)	31	(53)

Net unrealized holding loss on post-retirement plans:
Net unrealized gain/(loss) arising during the period	5	(2)	3
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain/(loss) on post-retirement plans	5	(2)	3
Other comprehensive income	$433	$(163)	$270

Three Months Ended September 30, 2016
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$(4,223)	$1,478	$(2,745)
Less: reclassification adjustment for gains realized in net income	1,354	(474)	880
Net unrealized holding gains on AFS securities	(5,577)	1,952	(3,625)

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(92)	32	(60)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(92)	32	(60)

Net unrealized holding gain on post-retirement plans:
Net unrealized gain arising during the period	8	(3)	5
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	8	(3)	5
Other comprehensive income	$(5,661)	$1,981	$(3,680)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gain arising during the period	$5,138	$(1,846)	$3,292
Less: reclassification adjustment for gains (losses) realized in net income	19	(7)	12
Net unrealized holding gain on AFS securities	5,119	(1,839)	3,280

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(805)	373	(432)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(805)	373	(432)

Net unrealized holding loss on post-retirement plans:
Net unrealized gain arising during the period	45	(2)	43
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	45	(2)	43
Other comprehensive income	$4,359	$(1,468)	$2,891

Nine Months Ended September 30, 2016
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$7,530	$(2,635)	$4,895
Less: reclassification adjustment for gains realized in net income	4,489	(1,571)	2,918
Net unrealized holding gains on AFS securities	3,041	(1,064)	1,977

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(1,309)	458	(851)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(1,309)	458	(851)

Net unrealized holding gain on post-retirement plans:
Net unrealized gain arising during the period	86	(30)	56
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	86	(30)	56
Other comprehensive income	$1,818	$(636)	$1,182

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2017
Balance at beginning of period	$836	$(2,177)	$(364)	$(1,705)
Other comprehensive gain(loss) before reclassifications	332	(53)	3	282
Less: amounts reclassified from accumulated other comprehensive income	12	—	—	12
Total other comprehensive income	320	(53)	3	270
Balance at end of period	$1,156	$(2,230)	$(361)	$(1,435)

Three Months Ended September 30, 2016
Balance at beginning of period	$11,315	$(2,412)	$(412)	$8,491
Other comprehensive gain before reclassifications	(2,745)	(60)	5	(2,800)
Less: amounts reclassified from accumulated other comprehensive income	880	—	—	880
Total other comprehensive income	(3,625)	(60)	5	(3,680)
Balance at end of period	$7,690	$(2,472)	$(407)	$4,811

Nine Months Ended September 30, 2017
Balance at beginning of period	$(2,124)	$(1,798)	$(404)	$(4,326)
Other comprehensive gain(loss) before reclassifications	3,292	(432)	43	2,903
Less: amounts reclassified from accumulated other comprehensive income	12	—	—	12
Total other comprehensive income	3,280	(432)	43	2,891
Balance at end of period	$1,156	$(2,230)	$(361)	$(1,435)

Nine Months Ended September 30, 2016
Balance at beginning of period	$5,713	$(1,621)	$(463)	$3,629
Other comprehensive gain before reclassifications	4,895	(851)	56	4,100
Less: amounts reclassified from accumulated other comprehensive income	2,918	—	—	2,918
Total other comprehensive income	1,977	(851)	56	1,182
Balance at end of period	$7,690	$(2,472)	$(407)	$4,811

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Affected Line Item in the Statement where Net Income is Presented
(in thousands)	2017	2016
Realized gains on AFS securities:
	$19	$1,354	Non-interest income
	(7)	(474)	Tax expense
Total reclassifications for the period	$12	$880	Net of tax

	Nine Months Ended September 30,		Affected Line Item in the Statement where Net Income is Presented
(in thousands)	2017	2016
Realized gains on AFS securities:
	$19	$4,489	Non-interest income
	(7)	(1,571)	Tax expense
Total reclassifications for the period	$12	$2,918	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share data)	2017	2016	2017	2016
Net income	$8,617	$3,632	$19,386	$12,349

Average number of basic common shares outstanding	15,420,499	9,063,576	15,098,377	9,036,548
Plus: dilutive effect of stock options and awards outstanding	90,026	98,112	105,661	101,009
Average number of diluted common shares outstanding	15,510,525	9,161,688	15,204,038	9,137,557

Anti-dilutive options excluded from earnings calculation	—	101,826	8,247	107,535

Earnings per share:
Basic	$0.56	$0.40	$1.27	$1.37
Diluted	$0.56	$0.40	$1.27	$1.35

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

Information about derivative assets and liabilities at September 30, 2017, follows:

		Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	Notional Amount
	(In thousands)	(In years)	(In thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	5.4	$793
Total cash flow hedges	90,000	5.4	793

Economic hedges:
Forward sale commitments	16,547	0.2	(173)
Total economic hedges	16,547	0.2	(173)

Non-hedging derivatives:
Interest rate lock commitments	16,742	0.2	16
Total non-hedging derivatives	16,742	0.2	16

Total	$123,289		$636

As of December 31, 2016, the Company had interest rate cap agreements totaling $90 million (notional amount), with a weighted average maturity of 6.1 years, and an estimated fair value of $1,748.

Information about derivative assets and liabilities for the three and nine months ended September 30, 2017 and September 30, 2016, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cash flow hedges:
Interest rate cap agreements
Realized in interest expense	$74	$14	$168	$24

Economic hedges:
Forward commitments
Realized loss in other non-interest income	58	—	(29)	—

Non-hedging derivatives:
Interest rate lock commitments
Realized loss in other non-interest income	19	—	(5)	—

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$6,979	$—	$6,979
Mortgage-backed securities:
US Government-sponsored enterprises	—	437,957	—	437,957
US Government agency	—	102,138	—	102,138
Private label	—	719	—	719
Obligations of states and political subdivisions thereof	—	141,982	—	141,982
Corporate bonds	—	28,684	—	28,684
Derivative assets	—	793	16	809
Derivative liabilities	—	—	(173)	(173)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	—	328,452	—	328,452
US Government agency	—	76,906	—	76,906
Private label	—	1,132	—	1,132
Obligations of states and political subdivisions thereof	—	122,366	—	122,366
Corporate bonds	—	—	—	—
Derivative assets	—	1,748	—	1,748

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2017.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(In thousands)	Commitments	Commitments
Three Months Ended September 30, 2017
June 30, 2017	$(3)	$(231)
Realized gain recognized in non-interest income	19	58
September 30, 2017	$16	$(173)

Nine Months Ended September 30, 2017
December 31, 2016	$—	$—
Acquisition of Lake Sunapee Bank, January 13, 2017	96	23
Goodwill adjustment Lake Sunapee Bank Merger	(75)	(167)
Realized (loss) recognized in non-interest income	(5)	(29)
September 30, 2017	$16	$(173)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(In thousands, except ratios)	Fair Value September 30, 2017	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$16	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(173)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(157)

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2017	December 31, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Fair Value Measurement Date as of September 30, 2017
(In thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$10,251	$6,709	(43)	(139)	September 2017
Capitalized servicing rights	3,871	5	—	—	September 2017
Other real estate owned	122	90	—	—	Jan 2017 - March 2017
Total	$14,244	$6,804	(43)	(139)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands, except ratios)	September 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$3,489	Fair value of collateral - appraised value	Loss severity	0% to 63%
			Appraised value	$0 to $1,170

Impaired loans	6,762	Discount cash flow	Discount rate	0% to 18%
			Cash flows	$0 to $1,046

Capitalized servicing rights	3,871	Discounted cash flow	Constant prepayment rate (CPR)	12.42%
			Discount rate	10.11%

Other real estate owned	122	Fair value of collateral	Appraised value	$122
Total	$14,244

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

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2017 and December 31, 2016.

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

	September 30, 2017
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$48,724	$48,724	$48,724	$—	$—
Securities available for sale	718,459	718,459	—	718,459	—
FHLBB bank stock	37,107	37,107	—	37,107	—
Net loans	2,416,912	2,392,284	—	—	2,392,284
Accrued interest receivable	3,194	3,194	—	3,194	—
Cash surrender value of bank-owned life insurance policies	57,613	57,613	—	57,613	—
Derivative assets	809	809	—	793	16

Financial Liabilities
Total deposits	$2,275,109	$2,250,483	$—	$2,250,483	$—
Securities sold under agreements to repurchase	41,600	41,578	—	41,578	—
Federal Home Loan Bank advances	733,982	733,632	—	733,632	—
Subordinated borrowings	38,048	38,048	—	38,048	—
Junior subordinated borrowings	5,000	3,564	—	3,564	—
Derivative liabilities	(173)	(173)	—	—	(173)

	December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$8,439	$8,439	$8,439	$—	$—
Securities available for sale	528,856	528,856	—	528,856	—
FHLBB bank stock	25,331	25,331	—	25,331	—
Net loans	1,118,645	1,100,601	—	—	1,100,601
Accrued interest receivable	6,051	6,051	—	6,051	—
Cash surrender value of bank-owned life insurance policies	24,450	24,450	—	24,450	—
Derivative assets	1,748	1,748	—	1,748	—

Financial Liabilities
Total deposits	$1,050,300	$1,048,932	$—	$1,048,932	$—
Securities sold under agreements to repurchase	21,780	21,773	—	21,773	—
Federal Home Loan Bank advances	509,816	509,793	—	509,793	—
Subordinated borrowings	—	—	—	—	—
Junior subordinated borrowings	—	3,560	—	3,560	—

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

NOTE 12. SUBSEQUENT EVENTS

On October 11, 2017 the Company sold its insurance company McCrillis & Eldredge Insurance, Inc. to Cross Insurance, the sale did not have a significant impact to the Company's balance sheet position.

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

Bar Harbor Bankshares is the parent of Bar Harbor Bank & Trust, a true community bank in New England with branches in Maine, New Hampshire and Vermont. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

•	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders

•	Geography, heritage and performance are key while remaining true to a community culture

•	Strong commitment to risk management while balancing growth and earnings

•	Service and sales driven culture with a focus on core business growth

•	Investment in processes, products, technology, training, leadership and infrastructure

•	Expansion of the Company’s brand and business to deepen market presence

•	Opportunity and growth for existing employees while adding catalyst recruits across all levels of the Company

• Community bank with $3.5 billion in assets • 53 branches • Commercial banking, retail banking and wealth management

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements relate to the completed acquisition of Lake Sunapee Bank Group. These additional factors that could cause actual results to differ materially from expected results include difficulties in achieving cost savings from the acquisition or in achieving such cost savings within the expected time frame and difficulties in integrating the Company and Lake Sunapee Bank Group, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which the Company is engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PER SHARE DATA
Net earnings, diluted	$0.56	$0.40	$1.27	$1.35
Adjusted earnings, diluted (1) (2)	0.57	0.34	1.52	1.11
Total book value	22.90	18.09	22.90	18.09
Tangible book value (2)	15.84	17.51	15.84	17.51
Market price at period end	31.36	24.48	31.36	24.48
Dividends	0.19	0.18	0.56	0.54
PERFORMANCE RATIOS
Return on assets	0.99%	0.86%	0.75%	1.00%
Adjusted return on assets (1) (2)	1.01	0.73	0.90	0.82
Return on equity	9.67	8.78	7.43	10.20
Adjusted return on equity (1) (2)	9.90	7.49	8.86	8.34
Adjusted return on tangible equity (1) (2)	14.51	7.75	12.98	8.88
Net interest margin, fully taxable equivalent (FTE) (4)	3.06	2.84	3.13	2.90
Net interest margin (FTE), excluding purchased loan accretion (4)	2.93	2.84	3.00	4.86
Efficiency ratio (2)	53.59	61.24	56.44	59.34
GROWTH (Year-to-date)
Total commercial loans, (organic annualized) (2)	22.1%	3.3%	20.5%	5.3%
Total loans, (organic annualized) (2)	8.8	15.0	12.2	9.9
Total deposits, (organic annualized) (2)	11.2	17.7	10.6	9.6
FINANCIAL DATA (In millions)
Total assets	$3,476	$1,718	$3,476	$1,718
Total earning assets	3,184	1,649	3,184	1,649
Total investments	756	561	756	561
Total loans	2,429	1,088	2,429	1,088
Allowance for loan losses	12	10	12	10
Total goodwill and intangible assets	109	5	109	5
Total deposits	2,275	1,034	2,275	1,034
Total shareholders' equity	353	164	353	164
Net income	9	4	19	12
Adjusted income (4)	9	3	23	10
ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans (5)	0.03%	(0.03)%	0.03%	(0.03)%
Allowance for loan losses/total loans (5)	0.49	0.93	0.49	0.93
Loans/deposits	107	105	107	105
Shareholders' equity to total assets	10.17	9.57	10.17	9.57
Tangible shareholders' equity to tangible assets (2)	7.26	9.29	7.26	9.29

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

BAR HARBOR BANKSHARES
CONSOLIDATED LOAN & DEPOSIT ANALYSIS - UNAUDITED

LOAN ANALYSIS

						Organic Annualized Growth % (1) September 30, 2017
(in thousands)	Sep 30, 2017 Balance	Jun 30, 2017 Balance	Mar 31, 2017 Balance	Acquired Lake Sunapee Bank Balance (2)	Dec 31, 2016 Balance	Quarter End	Year to Date
Commercial real estate	$793,572	$738,584	$779,635	$345,586	$418,119	29.8%	10.7%
Commercial and industrial	270,759	269,960	236,526	89,259	135,564	1.2	50.8
Total commercial loans	1,064,331	1,008,544	1,016,161	434,845	553,683	22.1	20.5
Residential real estate	1,152,628	1,160,832	1,155,436	652,255	506,612	(2.8)	(1.8)
Consumer	125,590	127,229	127,370	76,489	53,093	(5.2)	(11.3)
Tax exempt and other	86,313	80,042	73,469	44,611	15,676	31.3	249.0
Total loans	$2,428,862	$2,376,647	$2,372,436	$1,208,200	$1,129,064	8.8%	12.2%
______________________________________

(1)	Non-GAAP financial measure.

(2)	Acquired Lake Sunapee Bank loans are as of January 13, 2017.

DEPOSIT ANALYSIS

						Organic Annualized Growth % (1) September 30, 2017
(in thousands)	Sep 30, 2017 Balance	Jun 30, 2017 Balance	Mar 31, 2017 Balance	Acquired Lake Sunapee Bank Balance (2)	Dec 31, 2016 Balance	Quarter End	Year to Date
Demand	$357,398	$332,339	$349,896	$248,051	$98,856	30.2%	15.9%
NOW	442,085	451,171	242,876	39,999	175,150	(8.1)	194.4
Money market	300,398	285,312	349,491	103,142	282,234	21.2	(45.2)
Savings	373,118	360,306	511,091	467,735	77,623	14.2	(332.8)
Total non-maturity deposits	1,472,999	1,429,128	1,453,354	858,927	633,863	12.3	(4.7)
Total time deposits	802,110	783,876	720,899	291,684	416,437	9.3	33.9
Total deposits	$2,275,109	$2,213,004	$2,174,253	$1,150,611	$1,050,300	11.2%	10.6%
______________________________________

(1)	Non-GAAP financial measure.

(2)	Acquired Lake Sunapee Bank Deposits are as of January 13, 2017.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(In thousands)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)
Assets
Loans (1)	$2,402,171	4.13%	$1,058,253	3.89%	$2,379,190	4.10%	$1,033,070	3.97%
Securities and other (2)	754,450	3.13	551,456	3.07	758,748	3.11	543,513	3.07
Total earning assets	3,156,621	3.89%	1,609,709	3.62%	3,137,938	3.86%	1,576,583	3.66%
Other non-earning assets	295,924		79,826		305,735		76,431
Total assets	$3,452,545		$1,689,535		$3,443,673		$1,653,014

Liabilities
Interest bearing deposits	$1,901,501	0.66%	$897,703	0.78%	$1,863,091	0.57%	$874,666	0.75%
Borrowings	812,938	1.66	514,999	1.06	835,274	1.49	520,508	1.03
Total interest-bearing liabilities	2,714,439	0.96%	1,412,702	0.88%	2,698,365	0.85%	1,395,174	0.86%
Non-interest-bearing demand deposits	354,470		103,971		327,547		88,652
Other non-earning liabilities	30,079		7,376		68,973		7,281
Total liabilities	3,098,988		1,524,049		3,094,885		1,491,107

Total shareholders' equity	353,557		165,486		348,788		161,907
Total liabilities and shareholders' equity	$3,452,545		$1,689,535		$3,443,673		$1,653,014

Net interest spread		2.93%		2.74%		3.01%		2.81%
Net interest margin		3.06		2.84		3.13		2.90

_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, acquisition costs, restructuring costs, and systems conversion costs. These adjustments are presented net of an adjustment for related income tax expense. This adjustment is determined as the difference between the GAAP tax rate and the effective tax rate applicable to adjusted income. The Company calculates several non-GAAP performance measures based on its measure of adjusted earnings, including adjusted earnings per share, adjusted return on assets, adjusted return on equity, and the efficiency ratio. The Company views these amounts as important to understanding its performance trends, particularly due to the impact of accounting standards related to acquisition activity. Several of these measures are used as performance metrics in assessing the achievement of short and long term incentive compensation for management. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP earnings and earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community and as components of regulatory capital supervision.

Charges related to acquisition activity consist primarily of severance and retention, systems conversion and integration, and professional costs.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated

BAR HARBOR BANKSHARES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES AND SUPPLEMENTARY DATA- UNAUDITED
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2017	2016	2017	2016
Net income		$8,617	$3,632	$19,386	$12,349
Adj: Security Gains		(19)	(1,354)	(19)	(4,489)
Adj: Loss on sale of fixed assets, net		(1)	216	94	216
Adj: Acquisition expense		346	320	5,917	812
Adj: Income taxes (37.57% in 2017, 35.0% in 2016)		(122)	286	(2,251)	1,211
Total adjusted income (4)	(A)	$8,821	$3,100	$23,127	$10,099

Net-interest income	(B)	$23,478	$10,999	$68,659	$33,717
Plus: Non-interest income		6,960	3,372	19,465	10,314
Total Revenue		30,438	14,371	88,124	44,031
Adj: Net security gains		(19)	(1,354)	(19)	(4,489)
Total adjusted revenue (4)	(C)	$30,419	$13,017	$88,105	$39,542

Total non-interest expense		$17,586	$8,750	$58,463	$25,478
Less: Acquisition expense		(346)	(320)	(5,917)	(812)
Adjusted non-interest expense (4)	(D)	$17,240	$8,430	$52,546	$24,666

(in millions)
Total average earning assets	(E)	$3,157	$1,610	$3,138	$1,577
Total average assets	(F)	3,453	1,690	3,444	1,653
Total average shareholders' equity	(G)	354	165	349	162
Total average tangible shareholders' equity	(H)	244	160	242	157
Total tangible shareholders' equity, period-end (1)	(I)	244	159	244	159
Total tangible assets, period-end (1)	(J)	3,367	1,713	3,367	1,713

(in thousands)
Total common shares outstanding, period-end	(K)	15,432	9,084	15,432	9,084
Average diluted shares outstanding	(L)	15,511	9,162	15,204	9,138

Adjusted earnings per share, diluted	(A/L)	$0.57	$0.34	$1.52	$1.11
Tangible book value per share, period-end	(I/K)	15.84	17.51	15.84	17.51
Total tangible shareholders' equity/total tangible assets	(H/J)	7.26	9.29	7.26	9.29

Performance ratios (2)
GAAP return on assets		0.99%	0.86%	0.75%	1.00%
Adjusted return on assets (4)	(A/F)	1.01	0.73	0.90	0.82
GAAP return on equity		9.67	8.78	7.43	10.20
Adjusted return on equity (4)	(A/G)	9.90	7.49	8.86	8.34
Adjusted return on tangible equity (3) (4)	(A/I)	14.51	7.75	12.98	8.88
Efficiency ratio (4)(5)	(D-N-P)/(C+M)	53.59	61.24	56.44	59.34
Net interest margin	(B+O)/E	3.06	2.84	3.13	2.90

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(M)	$1,107	$434	$3,269	$1,061
Franchise taxes included in non-interest expense	(N)	154	36	438	103
Tax equivalent adjustment for net interest margin	(O)	878	168	2,568	528
Intangible amortization	(P)	189	157	534	471

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

THIRD QUARTER FINANCIAL SUMMARY

The Company reported third quarter 2017 net income of $8.6 million, or 56 cents per share. Adjusted earnings totaled $8.8 million or 57 cents per share representing a 10% increase over the prior quarter. The increase reflects the strength of the Company's now expanded footprint and seasoned team. As discussed in an earlier section, the Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations.

Third quarter financial highlights include the following (comparisons are to prior quarter unless otherwise stated):

•	1.01% core return on assets (non-GAAP measure)

•	6% increase in non-interest income

•	22% annualized commercial loan growth

•	11% annualized total deposit growth

•	54% efficiency ratio (non-GAAP measure)

•	9.90% core return on equity (non-GAAP measure)

Third quarter 2017 results demonstrate the Company’s stability in its business model while now having the platform for even stronger organic growth. The Company’s growth in profitability was reflected in its key performance metrics as return on assets improved to 0.99% and adjusted return on assets achieved 1.01%. Operational improvements and significant positive operating leverage resulted in a 54% efficiency ratio for the third quarter. The Company continues to position its balance sheet to optimize performance, as is evidenced by strong loan growth and superior credit quality. Additionally, the loan to deposit ratio remained flat despite funding significant production during the quarter.

The Company’s commitment to creating shareholder value is reflected in its return on equity and core return on equity ratios. Those ratios are at the highest levels in the past five quarters as the 10% threshold is approached. Tangible book value continues to grow towards pre-acquisition levels and the Company believes that can expand even further by adhering to a disciplined model of balancing growth and profitability.

In October 2017, the Company announced the sale of its insurance business, which will be accretive to tangible equity in the fourth quarter of this year. The decision to sell was driven by the Company’s focus on its core banking areas and investments that represent the most efficient use of capital. Transactions like this along with adhering to its business model will ultimately benefit shareholders and remain consistent with the Company’s brand as a true community bank.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Summary
Results in 2017 include the Lake Sunapee operations acquired on January 13, 2017. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods.

As previously noted, the Company uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as part of normalized operations. These non-operating items consist primarily of acquisition, conversion, and net gains realized from sales of assets from the Company’s security portfolio. The Company views its acquisition related costs as part of the economic investment for its acquisition.

Third quarter 2017 GAAP net income was $0.56 per share in 2017 compared to $0.40 per share in 2016. Adjusted net income increased to $0.57 per share from $0.34 for these respective periods. Results increased due to expanded operations and improved profitability. GAAP results in the current year include charges related to the Lake Sunapee Bank Group acquisition, and prior year net income benefited from gains from sales of securities.

On a year-to-date basis, GAAP net income per share was $1.27 in 2017 compared to $1.35 in 2016. Adjusted earnings increased to $1.52 per share from $1.11 for these respective periods. These changes largely reflected the same trends discussed above that drove third quarter earnings growth.

Adjusted return on equity and adjusted return on assets improved on a year-over-year basis while respective GAAP basis performance metrics varied in the past five quarters depending upon acquisition related charges and gains on security sales. The Company’s profitability has benefited from both a higher non-interest income as well as improved efficiency. Operational enhancements in 2017 are reflected in the Company’s efficiency ratio trend, which started in the first quarter at 62%, but then improved to 55% in second quarter and 54% in the third quarter. The efficiency ratio is a non-GAAP financial measure that compares adjusted expenses and revenues to assess how well the Company is managing its costs. Higher ratios in prior periods represent gradual investments made in infrastructure and key employees to support operations across a broader footprint and larger revenue producing institution.

The Company continues to focus on non-interest income as the key to higher profitability and is currently in the process of expanding treasury management services for customers. A roll-out of enhanced product offerings is anticipated by the end of 2017. The Company views investments in fee income businesses such as trust, secondary marketing mortgage operations, and treasury management services as vehicles to expand return on assets.

Net Interest Income
Third quarter net interest income increased year-over-year by $12.5 million to $23.5 million. The increase was driven by a $1.5 billion increase in average earning assets, which includes organic growth and benefit of the Lake Sunapee Bank Group acquisition in the first quarter 2017. Net interest margin increased to 3.06% in the third quarter compared to 2.84% in the same quarter of 2016. Net interest spread increased 19 basis points reflecting higher yields from loans and securities as well as lower cost of interest bearing deposits acquired from Lake Sunapee Bank. Net interest margin in 2017 also benefited from purchased loan accretion totaling $1.0 million in the third quarter. These improvements were partially offset by higher wholesale funding costs resulting from fed fund rate hikes and the Company’s extension of funding maturities. Increases in overall cost of funds are expected to have a negative impact on net interest margin in the near-term as rates increase and the Company employs strategies to mitigate the impact.

For the first nine months of the year, net interest income increased year to year by $34.9 million to $68.7 million. The increase primarily reflects the inclusion of Lake Sunapee Bank’s operations, and purchased loan accretion of $2.9 million during 2017.

Non-Interest Income
Third quarter non-interest income increased to $7.0 million from $3.3 million in the same quarter of 2016. Non-interest income, excluding gains on securities, increased $4.9 million from the same quarter in 2016. Trust and investment management fee revenue added $2.1 million, which is principally due to the addition of Charter Trust Company (now a wholly owned subsidiary of the Bank) as part of the Lake Sunapee Bank Group acquisition. Customer service fees increased $1.9 million compared to the prior quarter also as a result of the acquisition given the broader customer deposit base and higher number of ATM transactions.

Non-interest income for the nine months of 2017 increased year-over-year by $9.2 million to $19.5 million. The increase in trust and customer service fee income for the nine month period is driven by the same reasons as the quarterly period. However, income from security gains totaled $4.5 in 2016.

Loan Loss Provision
The provision for loan losses in the third quarter 2017 increased to $660 thousand from $139 thousand for the same quarter in 2016. On a year-to-date basis, the loan loss provision was $2.2 million in 2017 compared to $754 thousand in 2016. The amount of the provision exceeded net charge-offs in all periods shown, as the amount of the allowance has risen gradually based on loan portfolio growth and offset in part by the ongoing improvement in loan performance and credit quality. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance is included in the discussion of financial condition.

Non-Interest Expense
Third quarter non-interest expense increased to $17.6 million from $8.7 million for the same quarter of 2016. Salary and employee benefit costs increased by $4.8 million compared with the third quarter of 2016 principally due to the Lake Sunapee Bank Group acquisition. Full time equivalent staff totaled 425 in the third quarter 2017 compared to 200 in the same quarter of 2016. Salary and employee benefit costs decreased during the second and third quarters of 2017 reflecting a positive trend of disciplined cost control and realized cost saves with the acquisition. Occupancy expenses increased $1.7 million as compared to the third quarter of 2016 due to costs of operating additional branches from the acquisition. Acquisition related expenses in the third quarter of 2017 are consistent with the same quarter of 2016. Acquisition costs peaked in the first quarter of 2017 and then curtailed in each subsequent quarter as severance and system conversion costs were finalized.

On a year-to-date basis 2017 non-interest expense increased to $58.5 million from $25.5 million in 2016. Acquisition related expenses for the first nine months of 2017 totaled $5.9 compared to $812 thousand in the same period of 2016. All other increases in non-interest expense on a year-to-date basis are consistent with quarterly trends.

Income Tax Expense
The effective tax was 29.3% in the third quarter 2017 compared to 33.7% in the same quarter of 2016. The decrease in the quarterly rate is due 2017 tax benefits realized from filing amended tax returns. The rate in 2016 was also higher due to having a lower proportion of tax-advantage income to total income resulting from security gains. On a year to date basis, the 2017 rate decreased to 29.4% from 30.6% in the prior year reflecting the same factors as the quarterly comparison.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

Summary
Total assets increased to $3.5 billion as of September 30, 2017 from $1.8 billion at year end 2016. All major categories of assets, liabilities and equity increased due to the acquired balances which as of the acquisition date included $1.2 billion in loans, $155.6 million in securities, $1.2 billion in deposits, and $182 million in equity as a result of the issuance of common shares of the Company to Lake Sunapee shareholders. The loan to deposit ratio improved to 107% from 108% at year-end 2016 as loan growth was funded by seasonally higher deposit balances.

The Company's book value per share increased to $22.90 from $17.19 at the end of 2016 primarily due to the shares issued and net assets acquired in the first quarter 2017 in connection with the acquisition. Conversely, the Company’s tangible book value (non-GAAP measure) decreased to $15.84 from $16.61 at year-end 2016. The dilution is primarily due to the net impact of the additional shares issued with acquisition and goodwill recorded as part of the transaction. However, the Company has a strong quarterly trend in GAAP net income, which added tangible book value per share of $0.57, $0.43, and $0.27 during the third, second, and first quarters, respectively.

Asset quality continues to improve as the ratio of non-accruing loans to total loans decreased to 0.28% in the third quarter from 0.58% at year-end 2016. The ratio of net charge-offs to total loans remain close to zero in past five quarters ending the third quarter at 2 basis points.

Securities
Total securities increased $201.4 million which includes securities acquired from Lake Sunapee Bank Group and $146.2 million in securities purchased during the nine months ended September 30, 2017. Securities purchased included $119.2 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $19.6 million of corporate bonds, and $7.4 million of FHLBB stock. The increase was offset by $105.5 million of maturities, calls and pay-downs of amortizing securities. The securities portfolio continues to be a strong source of liquidity for the Company and is comprised primarily of highly rated mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises and U.S. Government agencies, obligations of state and political subdivisions thereof and FHLBB stock. The Company continues to evaluate the securities portfolio in response to established asset/liability management objectives, changing market conditions and the level of interest rate risk to which we are exposed.

Loans
The acquisition of Lake Sunapee Bank Group increased the legal lending limit of the Bank and expanded the lending area across all three of the northern New England states which resulted in organic growth in the loan portfolio. Excluding the impact of the acquired balances, total loans increased during the nine month period of 2017 by 12.2% on an annualized basis with 20.5% annualized growth in commercial loans led mostly by commercial and industrial loans.

Allowance for loan losses
During the nine months ending September 30, 2017, the allowance for loan losses increased $1.5 million to $11.9 million, which is due to the increase in business activity loans and lower charge-off activity reflecting improved asset quality. The determination of the allowance for loan losses is a critical accounting estimate. The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. An allowance for loan loss is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to peer measures.

Deposits
Excluding the impact of acquired balances, total deposits increased 10.6% on annualized basis as of September 30, 2017 when compared to December 31, 2016. Core deposits are still the primary funding source for loan growth and the Company took on additional FHLBB borrowings in order to fund additional loan growth in the period. Historically, the Bank's deposit market area has been seasonal, with lower deposits in the winter and spring months and higher deposits in the summer and autumn months; however, this seasonality is less present in the expanded deposit market areas of New Hampshire and Vermont.

Borrowings
Total borrowings increased by $232.0 million during the first nine months of 2017, of which $175.7 million was assumed from the acquisition. Excluding the impact of the acquisition, the increase was mostly in short term FHLBB advances to fund loans and investments during the first half of the year.

Equity
Excluding the $181.9 million of common stock of the Company issued to Lake Sunapee shareholders, total equity increased by $14.8 million, or 9.4% during 2017. Accumulated other comprehensive loss decreased by $2.9 million primarily due to an improvement in net after-tax fair value of available for sale securities. The improvement is related to an overall decrease in market yields since year-end 2016.

The Company evaluates changes in tangible book value, a non-GAAP financial measure which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. Tangible book value increased to $244.4 million as of September 30, 2017 from $151.0 million at year-end 2016. The increase is due to the share issuance offset by goodwill and other intangible assets recorded for the Lake Sunapee Bank Group acquisition in the first quarter 2017. The Lake Sunapee Bank Group acquisition resulted in a $95.3 million increase in goodwill. The Company’s ratio of tangible equity to tangible assets stood at 7.26% at the end of the third quarter, compared to 8.65% at the end of 2016.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At September 30, 2017, liquidity, as measured by the basic surplus model, was 6.6% over the 30-day horizon and 10.8% over the 90-day horizon.

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2017, the Bank’s available secured line of credit at the FRB stood at $114.6 million or 3.3% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

Income Taxes: Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable ordinary income, taxable capital gain income, and the existence of prior years' taxable income, to which carry back refund claims could be made. A valuation allowance would be established for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. There was no valuation allowance as of September 30, 2017.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off-balance sheet instruments as each relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by ALCO and the Company’s Board of Directors.

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

As of September 30, 2017 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one- and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve slightly over the one year horizon (+.2% versus the base case) while remaining relatively stable over the two-year horizon (+.3% versus the base case). Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons (-3.1% and -6.7%, respectively, versus the base case) as increased funding costs outpace increases in earning asset yields. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

As compared to June 30, 2017, the year-one sensitivity in the down 100 basis points scenario decreased for the quarter (+.7% prior, versus +.2% current).  The year-two sensitivities in the down 100 basis points scenario showed a small change going from +.8% to +.3%.  In the year-one up 200 basis points scenario, results improved from the prior quarter (-3.8% prior, versus -3.1% current). Year-two, up 200 basis points shows a slightly more negative result (-6.2% prior, versus -6.7% current), although on balance, the current aggregate position is consistent with the prior quarter’s.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At September 30, 2017, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c)  The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2017	6,742	$29	6,742	404,706
August 1-31, 2017	—	—	—	404,706
September 1-30, 2017	—	—	—	404,706
Total	6,742	$29	6,742	404,706
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

BAR HARBOR BANKSHARES

Dated: November 8, 2017	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: November 8, 2017	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer, & Principal Accounting Officer