Form 10-Q/A
period 2017-03-31
BAR HARBOR BANKSHARES
filed 2017-11-09
CIK 743367

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “Original Filing”), filed on May 9, 2017, is being filed solely for the purpose of including the corrected Exhibit 32.2, which inadvertently omitted the conformed signature. The original signature page was fully executed on May 9, 2017 and was in our possession at the time of filing the Original Filing.  Except as described above, no other changes have been made to the Original Filing.  The Amendment does not amend, update or change the financial statements or disclosures in the Original Filing and does not reflect events occurring after the filing of the Original Filing. As required by applicable SEC regulations, Exhibits 31.1, 31.2, 32.1 and 32.2 are being re-filed with this amendment.

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

BAR HARBOR BANKSHARES

Dated: November 9, 2017	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: November 9, 2017	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer, & Principal Accounting Officer