Form 10-K
period 2017-12-31
BAR HARBOR BANKSHARES
filed 2018-03-13
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-13349
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine	01-0393663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 400
82 Main Street, Bar Harbor, ME	04609-0400
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (207) 288-3314
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $2.00 per share	NYSE American

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one)
Large Accelerated Filer ☐        Accelerated Filer ☒       Non-Accelerated Filer ☐      Smaller Reporting Company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $463,788,390 based on the closing sale price of the common stock on the NYSE American on June 30, 2017, the last trading day of the registrant’s most recently completed second quarter.
The Registrant had 15,446,987 shares of common stock, par value $2.00 per share, outstanding as of March 4, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Bar Harbor Bankshares files with the Securities and Exchange Commission. All risk factors set forth in Item 1A of this Annual Report on Form 10-K should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Bar Harbor Bankshares does not intend or assume any obligation to update or revise any forward-looking statements except as may be required by law.

GENERAL

Throughout this Annual Report on Form 10-K, Bar Harbor Bankshares is referred to as “BHB”, “the Company", “we”, “our”, or “us.” The Company was established in 1887 and is the parent company of Bar Harbor Bank & Trust (“the Bank”), which is the only community Bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a true community bank providing exceptional commercial, retail and wealth management banking services through a network of 47 full-service branches.

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

The following presents the Company’s geographical footprint:

The Bank serves affluent and growing markets in Maine, New Hampshire and Vermont. Within our markets, tourism, agriculture, fishing, and forestry industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various services industries.

The following is a summary of the regions that the Bank primarily serves:

Maine
The Bank operates 14 full-service branches principally located in downeast, midcoast and central Maine, which can generally be characterized as rural areas. In Maine the Company considers its primary market areas to be Hancock, Knox, Washington, Kennebec and Sagadahoc counties. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses and are also supported by a large contingent of retirees.

New Hampshire
The Bank operates 20 full-service branches and two stand-alone drive-up windows in New Hampshire. There are several distinct markets within this region. The first market is centered in Nashua, New Hampshire, which is a regional commercial, entertainment and dining destination. Bordering Massachusetts, Nashua enjoys a vibrant high-tech industry and a robust retail industry due in part to the state's absence of a sales tax. The west-central area of New Hampshire includes the towns of Lebanon and Hanover, which are home to Dartmouth-Hitchcock Medical Center and Dartmouth College, respectively. The Lake Sunapee market is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee.

Vermont
The Bank operates 13 full service-branches and one stand-alone drive-up window in Vermont. The branches are primarily located in central Vermont within the counties of Rutland, Windsor and Orange. These markets are home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, Ludlow and Quechee.

COMPANY WEBSITE AND AVAILABILITY OF SECURITIES AND EXCHANGE COMMISSION FILINGS

Information regarding the Company is available on the Investor Relations tab at bhbt.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at sec.gov and at bhbt.com under the Investor Relations tab. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.

COMPETITION

Major competitors in our market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions.

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

LENDING ACTIVITIES

General
The Bank originates loans in the four basic portfolio categories, which are discussed below, relate to construction and land development, commercial real estate, commercial and industrial, agricultural and other loans to farmers, tax exempt entities, residential mortgages, home equity and other consumer loans. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending and adjustable-rate loan products according to its interest rate management policy. The Bank generally originates loans for investment except for certain residential mortgages that are underwritten with the intention for sale in the secondary market.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio for the five years indicated. Further information about the composition of the loan portfolio is contained in Note 4 - Loans of the Consolidated Financial Statements.

	2017		2016		2015		2014		2013
(in thousands, except percentages)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate	$826,746	34%	$418,119	37%	$396,032	40%	$351,354	38%	$354,398	41%
Commercial and industrial	379,423	15	151,240	13	126,158	13	121,057	13	117,256	14
Total commercial	1,206,169	49	569,359	50	522,190	53	472,411	51	471,654	55
Residential	1,155,682	46	506,612	45	408,401	41	382,678	42	317,115	37
Consumer	123,762	5	53,093	5	59,479	6	63,935	7	64,088	8
Total loans	2,485,613	100%	1,129,064	100%	990,070	100%	919,024	100%	852,857	100%
Allowance for loan losses	(12,325)		(10,419)		(9,439)		(8,969)		(8,475)
Net loans	$2,473,288		$1,118,645		$980,631		$910,055		$844,382

Commercial Real Estate
Commercial real estate loans which also include multifamily loans are secured primarily by multifamily dwellings, industrial/warehouse buildings, retail centers, office buildings and hospitality properties, primarily located in the Company's market area in New England. The Company's loans secured by commercial real estate and multifamily properties are originated with either a fixed or an adjustable interest rate. The interest rate on adjustable rate loans is based on a variety of indices, generally determined through negotiation with the borrower. The Bank's commercial real estate underwriting guidelines call for loan-to-value (LTV) ratios not to exceed 80 percent of the appraised value of the underlying property securing the loan. Unless on some sort of seasonal pay basis, the loans typically require monthly payments containing balloon payments with maturities of 10 years or less based on 20 year amortization schedules for commercial real estate and 25 years for multifamily loans.

Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, equipment or real property and business acquisitions. A borrower's cash flow from operations is generally the primary source of repayment. Accordingly, the Company's policies provide specific guidelines regarding debt service coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner-occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as accounts receivable, inventory, equipment or real estate, typically with a term based on the collateral of 1-10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal's prime rate (Prime Rate) or London Interbank Offered Rate (LIBOR), the spread over which will vary based on market conditions and perceived credit risk.

In order to mitigate the risk of loss, the Company generally requires collateral and personal guarantees to support commercial and industrial loans. The Company attempts to mitigate risk by limiting advance rates against eligible collateral to no more than 80 percent, though appropriate advance rates can vary depending on asset class.

Commercial and industrial loans also attract multifaceted relationships, which include deposit and treasury management services.

Residential Real Estate
The Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. Certain loans are originated for sale with rate lock commitments which are recorded as derivative financial instruments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as “A” or “A-” and referred to as “conforming loans”. The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans; however, these are typically held for investment. The Bank does not offer subprime mortgage lending program. The Bank’s secondary market lending is sold on a servicing-retained basis.

Consumer Loans
The Company offers a variety of secured consumer loans, including second deed-of-trust home equity loans and HELOCs and loans secured by deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce the Company's exposure to changes in interest rates, and carry higher rates of interest than do residential real estate loans. The Company believes that offering consumer loan products is critical to providing customer service at the holistic relationship level.

HELOCs have a 10 or 15 year draw period followed by 2 year amortization and require either interest-only payments during the draw period or the payment of 1.0 percent or 1.5 percent of the outstanding loan balance per month (depending on the terms). Following receipt of payments, the available credit includes amounts repaid up to the credit limit. HELOCs with a ten year draw period have a balloon payment due at the end of the draw period and then amortize for the remaining term. For loans with shorter-term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.

Maturity and Sensitivity of Loan Portfolio
The following table shows contractual final maturities of selected loan categories at December 31, 2017. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

(in thousands)	1 Year or Less	1 to 5 Years	More than 5 Years	Total
Commercial real estate	$16,404	$100,097	$710,245	$826,746
Commercial and industrial	24,842	120,961	233,620	379,423
Total Commercial	41,246	221,058	943,865	1,206,169
Residential	376	23,501	1,131,805	1,155,682
Consumer	9,591	31,925	82,246	123,762
Total	$51,213	$276,484	$2,157,916	$2,485,613

Problem Assets
The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board monthly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the Bank’s Managed Assets Group, which focuses on larger, riskier collections and the recovery of purchased credit impaired loans.

The following table presents the problem assets and accruing TDRs for the five years indicated:

(in thousands)	2017	2016	2015	2014	2013
Non-accruing loans:
Commercial real estate	$8,343	$2,564	$2,390	$4,484	$3,959
Commercial and industrial	1,209	315	308	708	849
Residential	4,266	3,419	3,452	6,051	3,227
Consumer	500	198	830	1,045	805
Total non-performing loans	14,318	6,496	6,980	12,288	8,840
Real estate owned	122	90	256	523	1,625
Total non-performing assets	$14,440	$6,586	$7,236	$12,811	$10,465

Troubled debt restructurings (accruing)	$1,046	$2,713	$2,336	$1,092	$1,038
Accruing loans 90+ days past due	510	—	28	—	—

Total non-performing loans/total loans	0.58%	0.58%	0.71%	1.34%	1.04%
Total non-performing assets/total assets	0.41	0.38	0.46	0.88	0.76

Allowance for Loan Losses
The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimatable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”). At the time of acquisition, no allowance for loan losses is assigned to loans acquired in business combinations. These loans are carried at fair value, including the impact of expected losses, as of the acquisition date. The loan loss allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The following table presents an analysis of the allowance for loan losses for the five years indicated:

(in thousands, except ratios)	2017	2016	2015	2014	2013
Balance at beginning of year	$10,419	$9,439	$8,969	$8,475	$8,097
Charged-off loans:
Commercial real estate	275	133	667	238	214
Commercial and industrial	207	90	395	489	486
Residential	255	141	70	650	406
Consumer	289	47	487	243	149
Total charged-off loans	1,026	411	1,619	1,620	1,255
Recoveries on charged-off loans:
Commercial real estate	50	40	98	85	105
Commercial and industrial	11	289	54	146	60
Residential	65	44	129	12	7
Consumer	18	39	23	38	43
Total recoveries on charged-off loans	144	412	304	281	215
Net charged-off	882	(1)	1,315	1,339	1,040
Provision for loan losses	2,788	979	1,785	1,833	1,418
Balance at end of year	$12,325	$10,419	$9,439	$8,969	$8,475

Ratios:
Net charge-offs/average loans	0.04%	—%	0.14%	0.15%	0.12%
Recoveries/charged-off loans	14.04	100.24	18.78	17.35	17.13
Net loans charged-off/allowance for loan losses	7.16	(0.01)	13.93	14.93	12.27
Allowance for loan losses/total loans	0.50	0.92	0.95	0.98	0.99
Allowance for loan losses/non-accruing loans	86.08	160.39	135.23	72.99	95.87

The following table presents year-end data for the approximate allocation of the allowance for loan losses by loan categories at the dates indicated. The table shows for each category the amount of the allowance allocated to that category as a percentage of the outstanding loans in that category. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category. Due to the impact of accounting standards for acquired loans, data in the accompanying tables may not be comparable between accounting periods.

The following table presents the allocation of allowance for loan loss by category for the five years indicated:

	2017		2016		2015		2014		2013
(in thousands)	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category
Commercial real estate	$6,134	0.74%	$5,145	1.23%	$4,430	1.12%	$4,613	1.31%	$5,139	1.45%
Commercial and industrial	2,389	0.63	1,952	1.29	1,590	1.26	1,277	1.05	1,769	1.75
Residential	3,416	0.30	2,721	0.54	2,747	0.67	2,714	0.71	1,166	0.37
Consumer	386	0.31	601	1.13	672	1.13	365	0.57	401	0.50
Total	$12,325	0.50%	$10,419	0.92%	$9,439	0.95%	$8,969	0.98%	$8,475	0.99%

INVESTMENT SECURITIES ACTIVITIES

The general objectives of the Company's investment portfolio are to provide liquidity when loan demand is high, and to absorb excess funds when demand is low.  The securities portfolio also provides a medium for certain interest rate risk measures intended to maintain an appropriate balance between interest income from loans and total interest expense. For additional information, see Item 7A of this Annual Report on Form 10-K.

The Company only invests in high-quality investment-grade securities.  Investment decisions are made in accordance with the Company’s investment policy and include consideration of risk, return, duration, and portfolio concentrations.

The following table presents the amortized cost and fair value of securities available for sale for the three years indicated:

	2017		2016		2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of US Government sponsored enterprises	$6,967	$6,972	$—	$—	$—	$—
US Government-sponsored enterprises	447,081	443,003	330,635	328,452	304,106	306,993
US Government agency	96,357	95,596	76,722	76,906	78,408	79,130
Private label	529	674	936	1,132	2,713	3,464
Obligations of states and political subdivisions thereof	138,522	140,200	123,832	122,366	110,952	115,382
Corporate bonds	30,527	30,797	—	—	—	—
Total	$719,983	$717,242	$532,125	$528,856	$496,179	$504,969

The following table presents the amortized cost and weighted average yields of securities at December 31, 2017:

	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total
(in thousands, except ratios)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Obligations of US Government sponsored enterprises	$6,967	1.85%	$—	—%	$—	—%	$—	—%	$6,967	1.85%
US Government-sponsored enterprises	647	3.58	2,517	3.17	28,472	2.50	415,445	2.55	447,081	2.55
US Government agency	8	3.47	170	3.11	1,698	3.69	94,481	2.46	96,357	2.48
Private label	8	4.92	23	56.07	5	489.76	493	5.75	529	12.90
Obligations of states and political subdivisions thereof	30	4.60	2,903	3.93	25,231	2.31	110,358	2.98	138,522	2.88
Corporate bonds	—	—	8,724	3.50	21,711	4.81	92	7.14	30,527	4.44
Total	$7,660	2.02%	$14,337	3.61%	$77,117	3.15%	$620,869	2.62%	$719,983	2.69%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

The Company offers a variety of deposit products to consumers, businesses and institutional customers with a wide range of interest rates and terms. The Company's deposits consist of interest-bearing and non-interest-bearing demand accounts, savings accounts, money market deposit accounts, and certificates of deposit. The Company solicits deposits primarily in its market area, excluding brokered deposits. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

The Company manages pricing of deposits in keeping with the Company's asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on the Company's experience, the Company believes that the Company's deposits are relatively stable sources of funds. Despite this stability, the Company's ability to attract and maintain these deposits and the rates paid on them have been and will continue to be significantly affected by market conditions.

The following table presents the average balances and weighted average rates for deposits for the three years indicated:

	2017			2016			2015
(in thousands, except ratios)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$339,303	15%	—%	$93,757	11%	—%	$82,741	9%	—%
NOW	455,064	20	0.25	161,494	16	0.20	149,117	16	0.20
Savings	367,785	17	0.16	72,657	7	0.09	66,736	7	0.09
Money market	300,905	14	0.49	240,325	24	0.40	200,193	22	0.36
Time deposits	760,544	34	1.07	414,347	42	1.29	427,550	46	1.18
Total	$2,223,601	100%	0.51%	$982,580	100%	0.68%	$926,337	100%	0.66%

The following table presents the scheduled maturities of time deposits $100 thousand or greater at December 31, 2017:

(in thousands, except ratios)	Amount	Weighted Average Rate
Three months or less	$72,611	0.69%
Over 3 months through 6 months	17,640	0.64
Over 6 months through 12 months	51,218	1.27
Over 12 months	145,021	1.63
Total	$286,490	1.26%

The Company may also utilize borrowings as an alternative source of funds which can be invested at a positive interest rate spread when the Company desires additional capacity to fund loan demand or when they meet the Company's asset/liability management goals to diversify funding sources and enhance interest rate risk management.

The Company's borrowings historically have included advances from the Federal Home Loan Bank of Boston ("FHLB"), securities sold under repurchase agreements, and an unsecured line of credit. The Company also has the ability to borrow from the Federal Reserve Bank of Boston, as well as through unsecured federal funds lines with correspondent banks. The Company may obtain advances from the FHLB by collateralizing the advances with certain loans and investment securities of the Company. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.

RETAIL BROKERAGE SERVICES

The Bank retains Infinex Investments, Inc., (“Infinex”) as a full-service third-party broker-dealer, conducting business under the assumed business name “Bar Harbor Financial Services.” Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Company or its subsidiaries. These products are not deposits, are not insured by the FDIC or any other government agency, are not guaranteed by the Bank or any affiliate, and may be subject to investment risk, including possible loss of value.

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

TRUST MANAGEMENT SERVICES

The Bank has two wholly-owned subsidiaries that provide a comprehensive array of trust and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. Bar Harbor Trust Services is a Maine-chartered trust company, and Charter Trust is a New Hampshire-chartered trust company that was obtained through the Lake Sunapee Bank Group acquisition. As a New Hampshire-chartered trust company, Charter Trust is subject to New Hampshire laws applicable to trust companies and fiduciaries. Trust management services include trustee of both living trusts and trusts under wills, including revocable, irrevocable, charitable remainder and testamentary trusts, and in this capacity holds, accounts for and manages financial assets, real estate and special assets. Trust Services offers custody, estate settlement, and fiduciary tax services.

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2017 and 2016, trust management services had total assets under management of $1.8 billion and $403 million, respectively.

PERSONNEL

As of December 31, 2017, the Company had 423 full time equivalent employee positions compared to 186 full time equivalents at December 31, 2016. The majority of the increase is due to the acquisition of Lake Sunapee Bank Group that closed in January 2017. The Company has also augmented the staff with targeted hires to deepen the overall employee skill set. The Company’s employees are not represented by a collective bargaining unit.

SUBSIDIARY ACTIVITIES

The Company wholly owns one consolidated bank subsidiary, which during 2017 operated under two business names: Bar Harbor Bank and Trust, and Lake Sunapee Bank, a division of Bar Harbor Bank & Trust. The Company also owns all the common stock of two Connecticut statutory trusts. These capital trusts are unconsolidated and their only material asset in total is a $20.0 million trust preferred security related to the junior subordinated debentures reported in the Company’s consolidated financial statements.

REGULATION AND SUPERVISION

Bar Harbor Bankshares is a legal entity separate and distinct from its first-tier bank subsidiary, Bar Harbor Bank & Trust and its second-tier subsidiaries, Bar Harbor Trust Services and Charter Trust Company. As a bank holding company, the Company is regulated under the Bank Holding Company Act (“BHC”) and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s common stock is listed on the NYSE American exchange under the trading symbol “BHB,” and is subject to the rules of NYSE for listed companies.

As a Maine-chartered financial institution, Bar Harbor Bank & Trust is subject to supervision, periodic examination, and regulation by the Bureau of Financial Institutions ("BFI") as its chartering authority and the FDIC as its primary federal regulator. The prior approval of the BFI and the FDIC is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

Bank Holding Company Regulations Applicable to the Company
The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities
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

Sound Banking Practices
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

Source of Strength
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

Anti-tying Restrictions
Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Mergers & Acquisitions
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

Dividends
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

Annual Reporting
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

Transactions with Affiliates
The holding company and the Bank are considered “affiliates” of each other under the Federal Reserve Act, and transactions between a bank and its affiliates are subject to certain restrictions, under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's implementing Regulation W. Generally, Sections 23A and 23B: (1) limit the extent to which an insured depository or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

State Law Restrictions
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

Capital Adequacy and Prompt Corrective Action
In July 2013, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Capital Rules prescribe a standardized approach for risk weightings, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take “prompt corrective action” should an insured depository institutions fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a CET1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, a CET1 risk-based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a CET1 risk-based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a CET1 risk-based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%. and (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%.

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2017, and December 31, 2016, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, in the “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

The Volker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. Under the Volcker Rule, a Covered Fund is any issuer that would be an investment company under the Investment Company Act (the “ICA”) but for the exemptions in section 3(c)(1) and 3(c)(7) of the ICA, which includes collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements. The Bank is in compliance with these rules.

Significant Banking Regulations Applicable to the Bank

Deposit Insurance
The Bank’s deposit accounts are fully insured by the DIF of the FDIC up to the deposit insurance limit of $250,000 per depositor, per FDIC insured institution, and per ownership category, all in accordance with applicable laws and regulations.

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

Depositor Preference
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

Reserve Requirements
Federal Reserve Board regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash. If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston (the “FRB Boston”). Federal Reserve Board regulations required for 2017 that reserves be maintained against aggregate transaction accounts, except for transaction accounts which are exempt up to $15.5 million. Transaction accounts greater than $15.5 million up to and including $115.1 million have a reserve requirement of 3%. A 10% reserve ratio will be assessed on transaction accounts in excess of $115.1 million. The Federal Reserve Board makes annual adjustments to the tiered reserves. The Bank is in compliance with these reserve requirements.

Consumer Financial Protection
The Company is subject to a number of federal and state consumer protection laws that govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank's ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

Further, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s: (i) lack of understanding on the part of the consumer of the material risks, costs, or conditions of the product or service, (ii) inability of the consumer to protect its interests in selecting or using a consumer financial product or service, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

Neither the Dodd-Frank Act nor the individual consumer financial protection laws prevent states from adopting stricter consumer protection standards.

Brokered Deposit Restrictions
Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their classification. “Well-capitalized” institutions are permitted to accept brokered deposits, but all banks that are not well-capitalized could be restricted from accepting such deposits. The Bank is currently well-capitalized and not restricted from accepting brokered deposits.

Community Reinvestment Act
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

Insider Credit Transactions
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

Safety and Soundness
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

Examinations
The Bank is examined from time-to-time by its primary federal banking regulator, the FDIC, and the BFI.

Financial Privacy
Section V of the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations require all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, limit the reuse of certain consumer information received from nonaffiliated financial institutions, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules requiring financial institutions with covered accounts (e.g. consumer bank accounts and loans) to develop, implement, and administer an identity theft protection program, as well as rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLBA and the FACT Act. The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the FDIC.

Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions over the last decade has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, can have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation
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

Other Laws and Regulations
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

ITEM 1A. RISK FACTORS
An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in our business. This risk also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect our financial results and condition, as well as the value of, and return on investment in the Company.

Deterioration in local economies or real estate market may adversely affect our financial performance.
We serve individuals and businesses located in the downeast, midcoast and central regions of Maine, the Cheshire, Grafton, Hillsborough, Merrimack and Sullivan counties in central and western New Hampshire, and the Rutland, Windsor and Orange counties in central Vermont. A substantial portion of our loan portfolio is secured by real estate in these areas and the value of the associated collateral is subject to local real estate market conditions. Furthermore, many of our customers in the hospitality industry rely upon a high number of tourists to vacation destinations and attraction within our markets. Our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies in those market areas. A downturn in the local economies may adversely affect collateral values, sources of funds, and demand for our products, all of which could have a negative impact on our results of operations, financial condition and business expansion.

Changes in the general economy or the financial markets could adversely affect our financial performance.
The outlook for the U.S. economy remains uncertain amid concerns about short- and long-term interest rates, debt and equity capital markets and general financial market conditions. A deterioration of general economic conditions could adversely affect the markets of our local economies and have a negative impact on our results of operations and financial condition. Deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies or deteriorating investor expectations.

Interest rate volatility could significantly reduce the Company’s profitability.
The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-bearing assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, demand for loans, securities and deposits, policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, or the slope of the yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, the Bank’s higher-rate loans and investments may be subject to prepayment risk, which could negatively impact its net interest margin. Conversely, if interest rates increase, the Bank’s loans and investment securities may be subject to extension risk, which could negatively impact its net interest margin as well.

Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
The Company and banking subsidiaries must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, the Company draws upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

High concentrations of commercial loans may increase exposure to credit loss upon borrower default.
As of December 31, 2017, approximately 49% of the Banks’s loan portfolio consisted of commercial real estate, commercial and industrial, construction and agricultural loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property.  Additionally, commercial loans typically involve larger balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Bank’s loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, provision for loan losses,  and/or an increase in loan charge-offs, all of which could adversely affect the financial condition and results of operations of the Company.

Greater than anticipated credit losses in the loan portfolios may adversely affect earnings.
Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. We evaluate the allowance for loan losses on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accrual loans.  Although we believe the allowance for loan losses is appropriate to absorb probable losses in our loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing our reported net income.

Strong competition within our markets may significantly impact the Company’s profitability.
The Company competes with an ever-increasing array of financial service providers. See the section entitled “Competition” of Item 1 of this Annual Report on Form 10-K for additional information about our competitors. Competition from nationwide banks, as well as local institutions, continues to mount in our markets. To compete, the Company focuses on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect the Company’s growth and profitability.

Expansion, growth, and acquisitions could negatively impact earnings if not successful.
The Company may grow organically both by geographic expansion and through business line expansion, as well as through acquisitions. Success of these activities depends on the Company's ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, success depends on the acceptance by customers in these new markets and, in the case of expansion through acquisitions, success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. Profitability depends on whether the income generated in the new markets will offset the increased expenses of operating a larger entity, with more staff, more locations, and more product offerings. Failure to achieve any of these success factors may have a negative impact on the Company’s financial condition and results of operations.

The Company is subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.
The Bank and certain non-bank subsidiaries are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

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
In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its businesses and to store sensitive data, including financial information regarding its customers. The integrity of information systems are under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. The Company employs an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with the Company’s third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect the Company’s financial condition or results of operations. The Company offers its customers the ability to bank remotely and provide other technology-based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that the Company’s customers’ systems are not secure or are otherwise compromised, its network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that the Company’ activities or the activities of its clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose the Company to claims, regulatory scrutiny, litigation and other possible liabilities.

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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our larger competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

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

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
Federal, state, and local tax authorities may change tax laws and regulations, which could result in a decrease or increase to our net deferred tax assets. In December 2017, we recognized a write-down of $4.0 million in net deferred tax assets in connection with the adoption of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). Federal, state, and local tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.

Goodwill from acquisitions could become impaired.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the balance sheet as goodwill, by the acquirer. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require us to record charges in the future related to the impairment of our goodwill. If the Company concludes that a future write-down is necessary, the impact could have an adverse effect on our financial condition and results of operations

The Company’s controls and procedures may fail or be circumvented.
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

A new accounting standard may require us to increase our allowance for loan losses.
The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, which will be effective for the Company for the first quarter of the year ending December 31, 2020. This standard, often referred to as "CECL" requires companies to recognize an allowance for credit losses using a new current expected credit loss model. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements. Any increase in our allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices and one branch are in a building owned by the Company located at 82 Main Street, Bar Harbor, Maine. The Company also provides full-banking services at an additional 46 locations throughout Maine, New Hampshire and Vermont of which 30 are owned and 16 are leased. The Company also has two stand-alone drive up windows in New Hampshire and one in Vermont. In addition to banking offices, the Company also has an Operations Center located in Ellsworth, Maine, that houses the Company’s operations and data processing centers, as well as leased space in Hampden, Maine and Bedford, New Hampshire, where back office support for multiple lines of business and related functions is located. In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management, based upon currently available information, will have no material effect on the Company's consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol BHB. On February 21, 2017, the Company's Board of Directors declared a three-for-two stock split of its common stock, payable as a large stock dividend. The stock split was paid on March 21, 2017 to the Company's common stockholders of record at the close of business on March 7, 2017.

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE American by calendar quarter for each of the last two years:

Year	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2017	$33.41	$26.42	$33.05	$27.72	$31.87	$25.09	$32.48	$26.97
2016	23.13	19.69	24.07	20.53	25.13	22.7	33.25	24.13

As of March 4, 2017, there were 15,446,987 shares of Company common stock, par value $2.00 per share, outstanding and approximately 1,646 Registered Shareholders of record, as obtained through the Company’s transfer agent.

Dividends

During 2017, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $11.5 million compared with $6.6 million in 2016. The Company's 2017 payout ratio amounted to 44.3% compared with 44.0% in 2016. The total regular cash dividends paid in 2017 amounted to $0.75 per share of common stock, compared with $0.73 in 2016, representing an increase of $0.02 per share, or 2.8%.

In the first quarter of 2018, the Company's Board of Directors declared a regular cash dividend of $0.187 per share of common stock.

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

For further information, refer to Note 14 - Shareholders' Equity and Earnings Per Common Share of the Consolidated Financial Statements.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the years ended December 31, 2017, and 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1-31, 2017	—	$—	—	404,706
November 1-30, 2017	—	—	—	404,706
December 1-31, 2017	—	—	—	404,706
Total	—	$—	—	404,706
______________________________________
(1) In August 2008, the Company’s Board of Directors approved a twenty-four month program to repurchase up to 675,000 shares of the Company’s common stock, or approximately 10.2% of the shares then outstanding.  The Company’s Board of Directors authorized the continuance of this program for additional twenty-four month periods in August 2010, 2012 and 2014.  On August 16, 2016, Bar Harbor Bankshares issued a press release announcing the Company’s Board of Directors has approved the continuation of the Company’s existing stock repurchase plan through August 16, 2018.  No other changes were made to the plan. Depending on market conditions and other factors, stock repurchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. The Company records repurchased shares as treasury stock.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares' cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite index, and the SNL Bank $1B to $5B Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Bar Harbor Bankshares
NYSE American Composite Index
SNL Bank $1B - $5B Index

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Bar Harbor Bankshares	100.00	122.99	152.73	169.23	240.25	211.29
NYSE American Composite Index	100.00	126.28	134.81	129.29	144.73	171.83
SNL Bank $1B - $5B Index	100.00	145.41	152.04	170.20	244.85	261.04

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the Consolidated Financial Statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
Selected Financial Data:
Total assets	$3,565	$1,755	$1,580	$1,459	$1,374
Total earning assets	3,241	1,683	1,517	1,411	1,321
Total investments	755	554	526	492	469
Total loans	2,486	1,129	990	919	853
Allowance for loan losses	12	10	9	9	8
Total goodwill and intangible assets	108	5	5	5	6
Total deposits	2,352	1,050	943	858	836
Total borrowings	830	537	475	447	409
Total shareholders' equity	355	157	154	146	121

Selected Operating Data:
Total interest and dividend income	$116	$57	$55	$54	$51
Total interest expense	24	12	10	10	12
Net interest income	92	45	45	44	39
Non-interest income	26	12	9	8	8
Total revenue	118	58	54	52	47
Provision for loan losses	3	1	2	2	1
Total non-interest expense	73	36	31	29	27
Income tax expense - continuing operations	17	6	6	6	5
Net income	26	15	15	15	13

Dividends per common share	$0.75	$0.73	$0.67	$0.60	$0.56
Basic earnings per common share	1.71	1.65	1.69	1.64	1.49
Diluted earnings per common share	1.70	1.63	1.67	1.63	1.48

Weighted average common shares outstanding - basic	15,184	9,069	8,970	8,890	8,847
Weighted average common shares outstanding - diluted	15,290	9,143	9,090	8,964	8,893

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Operating Ratios and Other Data
Per Common Share Data:
Net earnings, diluted	$1.70	$1.63	$1.67	$1.63	$1.48
Total book value	22.96	17.19	17.10	16.40	13.70
Dividends	0.75	0.73	0.67	0.60	0.56
Common stock price:
High	33.41	33.25	25.32	21.91	18.43
Low	25.09	19.69	19.31	16.01	15.06
Close	27.01	31.55	22.95	21.33	17.77

Performance Ratios:
Return on assets	0.75%	0.89%	0.98%	1.03%	0.98%
Return on equity	7.41	9.21	10.01	10.69	10.52
Interest rate spread	2.99	2.86	3.09	3.23	3.03
Non-interest income/total net revenue	21.99	21.39	16.69	15.04	16.22
Non-interest expense/average assets	2.10	2.14	2.01	2.05	2.00
Dividend payout ratio	44.26	44.04	39.86	36.69	37.28

Growth Ratios:
Total commercial loans	23.83%	9.24%	11.21%	0.04%	5.72%
Total loans	13.14	14.04	7.73	7.76	4.64
Total deposits	14.39	11.40	9.88	2.68	5.11
Total net revenues, (compared to prior year)	104.66	7.27	4.35	10.54	4.41
Earnings per share, (compared to prior year)	4.08	(2.02)	2.26	9.96	4.88

Asset Quality and Condition Ratios:
Net charge-offs /average loans	0.04%	—%	0.14%	0.15%	0.12%
Allowance for loan losses/total loans (1)	0.50	0.92	0.95	0.98	0.99
Loans/deposits	105.68	107.50	105.02	107.11	102.06

Capital Ratios:
Tier 1 capital to average assets - Company	8.10%	8.94%	9.37%	9.30%	9.01%
Tier 1 capital to risk-weighted assets - Company	12.19	15.01	15.55	15.60	14.97
Tier 1 capital to average assets - Bank	8.58	9.06	9.49	9.40	9.12
Tier 1 capital to risk-weighted assets - Bank	12.92	15.20	15.77	15.77	15.16
Shareholders equity to total assets	9.95	8.93	9.76	10.02	8.83

______________________________________

(1)
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	2017			2016			2015
(in millions, except ratios)	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
Assets
Loans (1)	$2,396.5	$98.2	4.10%	$1,054.7	$41.9	3.97%	$962.2	$39.5	4.11%
Securities and other (2)	757.4	23.5	3.10	546.7	17.7	3.24	506.8	17.6	3.48
Total earning assets	3,153.9	121.7	3.86%	1,601.4	59.6	3.72%	1,469.0	57.2	3.89%
Other non-earning assets	310.1			75.5			72.3
Total assets	$3,464.0			$1,676.9			$1,541.3

Liabilities
Interest bearing deposits	$1,884.3	$11.3	0.60%	$888.8	$6.7	0.75%	$843.6	$6.1	0.72%
Borrowings	862.5	12.6	1.46	524.9	5.4	1.03	456.7	4.3	0.94
Total interest-bearing liabilities	2,746.8	23.9	0.87%	1,413.7	12.1	0.86%	1,300.3	10.4	0.80%
Non-interest-bearing demand deposits	339.3			93.8			82.7
Other non-earning liabilities	27.2			7.3			6.9
Total liabilities	3,113.3			1,514.8			1,389.9

Total shareholders' equity	350.7			162.1			151.4
Total liabilities and shareholders' equity	$3,464.0			$1,676.9			$1,541.3

Net interest-earning assets	$407.1			$187.8			$168.8
Net interest income		$97.8			$47.5			$46.8
Net interest spread			2.99%			2.86%			3.09%
Net interest margin			3.10			2.96			3.19
Cost of funds			0.77			0.80			0.75
Cost of deposits			0.60			0.75			0.72
Interest-earning assets/interest bearing liabilities			114.82			113.28			112.98

Supplementary Data
Total non-maturity deposits	$1,463.1			$568.2			$498.8
Total deposits	2,223.6			982.6			926.3
Fully taxable equivalent adjustments	5.6			2.1			2.0
______________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

Rate/Volume Analysis

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

	2017 Compared with 2016			2016 Compared with 2015
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$4,099	$13,489	$17,588	$(813)	$1,069	$256
Commercial and industrial	2,379	7,979	10,358	163	325	488
Residential	(3,062)	28,729	25,667	(771)	2,610	1,839
Consumer	(959)	3,662	2,703	12	(251)	(239)
Total loans	2,457	53,859	56,316	(1,409)	3,753	2,344
Securities	(1,027)	6,815	5,788	(1,334)	1,388	54
Total interest income	$1,430	$60,674	$62,104	$(2,743)	$5,141	$2,398

Interest expense:
NOW	$216	$600	$816	$6	$25	$31
Savings	248	260	508	—	5	5
Money market	276	241	517	104	143	247
Time deposits	(1,701)	4,468	2,767	474	(155)	319
Total deposits	(961)	5,569	4,608	584	18	602
Borrowings	3,710	3,483	7,193	480	641	1,121
Total interest expense	$2,749	$9,052	$11,801	$1,064	$659	$1,723
Change in net interest income	$(1,319)	$51,622	$50,303	$(3,807)	$4,482	$675

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, acquisition costs, restructuring costs, systems conversion costs and the impact of tax law changes. These adjustments are presented net of an adjustment for related income tax expense. This adjustment is determined as the difference between the GAAP tax rate and the effective tax rate applicable to adjusted income. The Company calculates several non-GAAP performance measures based on its measure of adjusted earnings, including adjusted earnings per share, adjusted return on assets, adjusted return on equity, and the efficiency ratio. The Company views these amounts as important to understanding its performance trends, particularly due to the impact of accounting standards related to acquisition activity. Several of these measures are used as performance metrics in assessing the achievement of short and long term incentive compensation for management. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP earnings and earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community and as components of regulatory capital supervision.

Charges related to acquisition activity consist primarily of severance and retention, systems conversion and integration, and professional costs.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		At or For The Years Ended
(in thousands, except ratios)		December 31, 2017	December 31, 2016	December 31, 2015
Net income		$25,993	$14,933	$15,153
Adj: Security Gains		(19)	(4,498)	(1,334)
Adj: Loss on sale of fixed assets, net		94	248	7
Adj: Acquisition expense		3,302	2,650	54
Adj: Income taxes (1)		(1,269)	560	446
Adj: Tax reform charge		3,988	—	—
Total adjusted income (2)	(A)	$32,089	$13,893	$14,326

Net-interest income	(B)	$92,155	$45,374	$44,834
Plus: Non-interest income		25,982	12,349	8,979
Total Revenue		118,137	57,723	53,813
Adj: Net security gains		(19)	(4,498)	(1,334)
Total adjusted revenue (2)	(C)	$118,118	$53,225	$52,479

Total non-interest expense		$72,726	$35,935	$30,908
Less: Loss on sale of fixed assets, net		(94)	(248)	(7)
Less: Acquisition expense		(3,302)	(2,650)	(54)
Adjusted non-interest expense (2)	(D)	$69,330	$33,037	$30,847

(in millions)
Total average earning assets	(E)	$3,154	$1,601	$1,469
Total average assets	(F)	3,464	1,677	1,541
Total average shareholders' equity	(G)	351	162	151
Total average tangible shareholders' equity (2) (3)	(H)	243	157	146
Total tangible shareholders' equity, period-end (2) (3)	(I)	246	151	149
Total tangible assets, period-end (2) (3)	(J)	3,457	1,750	1,575

(in thousands)
Total common shares outstanding, period-end	(K)	15,443	9,116	9,015
Average diluted shares outstanding	(L)	15,290	9,143	9,090

Adjusted earnings per share, diluted	(A/L)	$2.10	$1.52	$1.58
Tangible book value per share, period-end (2)	(I/K)	15.94	16.61	16.50
Total tangible shareholders' equity/total tangible (2) assets	(H/J)	7.12	8.65	9.45

Performance ratios
GAAP return on assets		0.75%	0.89%	0.98%
Adjusted return on assets (2)	(A/F)	0.93	0.83	0.93
GAAP return on equity		7.41	9.21	10.01
Adjusted return on equity (2)	(A/G)	9.15	8.57	9.46
Adjusted return on tangible equity (2) (4)	(A/I)	13.40	8.90	9.86
Efficiency ratio (2)(5)	(D-N-P)/ (C+M)	55.44	58.90	55.93
Net interest margin	(B+O)/E	3.10	2.96	3.19

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(M)	$4,391	$2,470	$2,284
Franchise taxes included in non-interest expense	(N)	599	140	126
Tax equivalent adjustment for net interest margin	(O)	5,615	2,093	1,958
Intangible amortization	(P)	812	92	92
______________________________________

(1)	Assumes a marginal tax rate of 37.57% in 2017 and 35.00% in 2016 and 2015.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)
Adjusted return on tangible equity is computed by dividing the total core income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 37.57% in 2017 and 35.00% in 2016, by tangible equity.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes contained in this Annual Report of Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in this Annual Report on Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Fair Value of Financial Instruments: The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Securities available for sale and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. For financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

SUMMARY

Bar Harbor Bankshares produced record revenue and earnings in 2017 due to business expansion and increased operational efficiencies. Net income in 2017 was $26.0 million, or $1.70 per share, compared with $14.9 million in 2016 or $1.63 per share. The Company’s 2017 results included almost a full year benefit from the operations of Lake Sunapee Bank Group (“LSBG”). The acquisition of LSBG closed in early January 2017.

Adjusted income (non-GAAP) in 2017 increased to $32.1 million, or $2.10 per share, from $13.9 million in 2016, or $1.52 per share. The measure of adjusted income excludes an after-tax reduction of $2.1 million, or $0.13 per share, during 2017 related to acquisition expenses offset by a one-time benefit associated with the sale of the Company’s insurance subsidiary. Adjusted income also excluded the $4.0 million, or $0.26 per share, reduction due to the revaluation of net deferred tax assets required by the TCJA. Adjusted income in 2016 included an after-tax reduction of $1.7 million, or $0.19 per share, related to acquisition costs and an after-tax benefit of $2.9 million, or $0.32 per share, related to gains from security sales.

Return on assets in 2017 was 0.75% as compared to 0.89% in 2016 while adjusted return on assets (non-GAAP) improved to 0.93% in 2017 from 0.83% in 2016. In a similar trend, return on equity was 7.41% for 2017 compared to 9.21%; however, adjusted return on equity (non-GAAP) improved to 9.15% in 2017 from 8.57% in 2016. The Company’s efficiency ratio (non-GAAP) improved to 55% in 2017 from 59% in 2016 and net interest margin improved to 3.10% in 2017 from 2.96% in 2016.

Total assets increased to $3.6 billion in 2017 from $1.8 billion in 2016, which includes the $1.6 billion of assets that were acquired from LSBG. Excluding the impact of the acquisition, total loans grew by $221.0 million or 13.1% during 2017 primarily due to commercial loan growth. All major categories of assets, liabilities and equity increased due to the acquired balances which as of the acquisition date included $1.2 billion in loans, $155.6 million in securities, $1.2 billion in deposits, and $182 million in equity as a result of the issuance of common shares of the Company to LSBG shareholders.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2017 AND 2016

Summary
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

Securities
The Company maintains a relatively high quality and liquid security portfolio consisting of mortgage-backed securities (“MBS”) issued by U.S. government agencies, U.S. Government-sponsored enterprises and, to a much lesser extent, other non-agency, private-label issuers. The securities portfolio also includes obligations of US government sponsored enterprises, obligations of state and political subdivisions thereof, as well as, corporate bonds. Each investment is evaluated from a return on equity and interest rate risk perspective under the policy guidelines established by the Company’s Board of Directors. The yield and duration of each security are given careful consideration given the current rising interest rate environment. Overall, management has positioned the portfolio to provide flexibility in reacting to asset and liability changes as they arise. Included in the Company’s total securities is Federal Home Loan Bank of Boston ("FHLB") stock which is a non-marketable equity security and, therefore, is reported at cost.

Total securities increased $201.2 million which includes $156.3 million in securities acquired from LSBG and $180.9 million in securities purchased during the year ended December 31, 2017. Securities purchased included $149.4 million of mortgage-backed securities guaranteed by US Government agency and US Government-sponsored enterprises, $21.8 million of corporate bonds, and $8.8 million of FHLB stock. The increase was primarily offset by $126.8 million of maturities, calls, and pay-downs of amortizing securities and $7.5 million in FHLB stock repurchases. The weighted average yield on the Company’s securities portfolio was 3.10% in 2017 compared to 3.24% in prior year. The average life of the securities portfolio at December 31, 2017 was estimated to be 5.1 years, with a duration of approximately 4.0 years. These metrics compare with an estimated average life of 6.3 years, with a duration of approximately 4.9 years for the portfolio at December 31, 2016.

Loans
The acquisition of LSBG increased the legal lending limit of the Bank and expanded the lending area across all three of the northern New England states which resulted in organic growth in the loan portfolio. Total loans increased to $2.5 billion in 2017 from $1.1 billion in 2016, of which $1.2 billion were acquired from Lake Sunapee Bank. Excluding the impact of the acquired balances, total loans increased during 2017 by $221.0 million or 13.1%.

At December 31, 2017, commercial loans comprised 49.0% of the total loan portfolio, compared with 50% at December 31, 2016. Residential real estate mortgage loans, comprised 46% of total loans at December 31, 2017, compared with 45% at December 31, 2016. Total commercial loans had a 23.8% organic growth rate led mostly by commercial and industrial loans. Outside of acquired loans, growth for residential mortgage loans remained relatively flat compared to 2016.

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

During 2017, the allowance for loan losses increased $1.9 million to $12.3 million, which is due to the increase in business activity loans and lower charge-off activity reflecting improved asset quality. Asset quality remained steady with non-accruing loans to total loans ratios at 0.58% at year-end 2017 and 2016. The ratio of net charge-offs to total loans remain near zero in 2017 and 2016. The ratio of the allowance to total loans decreased to 0.50% in 2017 from 0.92% in 2016, which was primarily due to the volume of loans acquired from LSBG.

The credit risk of the Bank’s loan portfolio is managed through loan officer authorities, loan policies, and oversight from the Bank’s Chief Credit Officer, the Bank's Management Loan Committee, the Directors’ Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review consulting firm, which reports to the Audit Committee of the Board of Directors. The Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of “Pass,” “Other Assets Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss.” The credit risk profile of the Company’s loan portfolio is described in Note 5 - Loan Loss Allowance of the Consolidated Financial Statements.

Bank Owned Life Insurance
Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and retired employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-

interest income, and are not subject to income taxes. The cash surrender value of the BOLI is included on the Company’s consolidated balance sheet.

At December 31, 2017, the cash surrender value of BOLI amounted to $58.0 million, compared with $24.4 million at the end of 2016. The increase in BOLI was primarily the result of $31.7 million due to the LSBG acquisition and $1.9 million attributed to increases in the cash surrender value of the BOLI policies.

Deposits
Historically, the Bank's deposit market area has been seasonal, with lower deposits in the winter and spring months and higher deposits in the summer and autumn months.

Excluding the impact of acquired balances, total deposits increased 14.4% to $1.2 billion in 2017 compared to 2016. Core deposits are still the primary funding source for loan growth and the Company took on additional FHLB borrowings in order to fund additional loan growth in the period. Organic growth for demand deposits and other interest bearing deposits, NOW accounts, and savings and money market accounts in total remained close to zero for 2017 compared to 2016, while time deposits grew to $575.0 million with an organic growth rate of 38% excluding the impact of acquired balances.

Borrowings
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

FHLB borrowings increased by $236.2 million during 2017, of which $175.7 million was assumed from the acquisition. Excluding the impact of the acquisition, the increase was mostly in short term FHLB advances to fund loans during the first half of the year.

Stockholders’ Equity
Excluding the $181.9 million of common stock of the Company issued to LSBG shareholders, total equity increased by $16.0 million, or 10.2%, during 2017. Accumulated other comprehensive loss increased by $228 thousand primarily due to the changes in fair value of the Company’s derivative hedges offset by improvements in its available for sale securities positions.

The Company evaluates changes in tangible book value, a non-GAAP financial measure which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. Tangible book value increased to $246.2 million as of December 31, 2017 from $151.0 million at year-end 2016. The Company’s ratio of tangible equity to tangible assets stood at 7.12% at the end of 2017, compared to 8.65% at the end of 2016. The decrease in the ratio is primarily due to the share issuance offset by goodwill and other intangible assets recorded for the LSBG acquisition in the first quarter 2017. The LSBG acquisition resulted in a $95.1 million increase in goodwill.

The Company and the Bank remained well capitalized under regulatory guidelines at period-end.

Stock Repurchase Plan
In August 2008, the Company’s Board of Directors approved a 24 month program to repurchase up to 675,000 shares of the Company’s common stock. The Company’s Board of Directors authorized the continuance of this program for additional 24 month periods in August 2010, 2012 and 2014. On August 16, 2016, the Company’s Board of Directors authorized the continuance of this program through August 17, 2018. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of December 31, 2017, the Company had repurchased 270,294 shares of stock under this plan, at a total cost of $3.75 million and an average price of $13.86 per share. During 2017, the Company repurchased 9,603 shares under the plan, at a total cost of $282 thousand and an average price of $29.39. The Company records repurchased shares as treasury stock.

Cash Dividends
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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2017, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $11.51 million compared with $6.58 million in 2016. The Company’s 2017 dividend payout ratio amounted to 44.3%, compared with 44.0% in 2016. The total regular cash dividends paid in 2017 amounted to $0.75 per common share of common stock, compared with $0.73 in 2016, representing an increase of $0.02 per share, or 2.8%.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Summary
Results in 2017 include LSBG's operations acquired on January 13, 2017. Therefore, many measures of revenue, expense, income, and average balances increased compared to prior periods. Additionally, per share measures were affected by the issuance of common shares as merger consideration.

Net income in 2017 was $26.0 million compared to $14.9 million in 2016. Adjusted income increased to $32.1 million in 2017 from $13.9 million in 2016. The improvement in results reflects operations acquired from LSBG, expanded operations and improved profitability. The Company’s profitability in 2017 benefited from both a higher non-interest income as well as improved efficiency. Acquisition costs affected both years with an after-tax charge of $2.1 million in 2017 and $1.7 million in 2016. Net income in 2016 benefited from security gains totaling $2.9 million on an after-tax basis.

Operational enhancements in 2017 are reflected in the Company’s efficiency ratio (non-GAAP) trend, which started 2017 at 59%, but then improved consecutively in each quarter ending 2017 at 55%. The efficiency ratio is a non-GAAP financial measure that compares adjusted expenses and revenues to assess how well the Company is managing its costs. Higher ratios in prior periods represent gradual investments made in infrastructure and key employees to support operations across a broader footprint and larger revenue producing institution.

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

Net interest income also includes significant components related to the amortization of purchase accounting adjustments. The most significant component is purchased loan accretion related to recoveries on the resolution of acquired assets.

Net interest income increased year-over-year by $46.8 million to $92.2 million. The increase was driven by a $1.6 billion increase in average earning assets, which includes organic growth and benefit of the LSBG acquisition. Net interest margin increased to 3.10% in 2017 compared to 2.96% in 2016. Net interest spread increased 13 basis points mostly from the addition of acquired loans but also reflecting higher yields on commercial loans. Weighted average yields for commercial real estate and commercial and industrial loans increased to 4.24% and 4.73% in 2017 from 3.71% and 4.03% in 2016, respectively. Net interest margin in 2017 also benefited from purchased loan accretion totaling $3.7 million in the year.

Lower costs of interest-bearing deposits acquired from LSBG were offset by increased rates on FHLB advances and repurchase agreements year over year as well as acquired subordinated borrowings. For short-term advances, weighted average rates increased to 1.49% from 0.97% in 2016 while advances greater than one year showed a 13 basis point increase in weighted average rates year-over-year. Higher wholesale funding costs resulted from fed funds rate hikes. Increases in overall cost of funds are expected to have a negative impact on net interest margin in the near-term as rates increase and the Company employs strategies to mitigate the impact.

Non-Interest Income
Non-interest income for the year increased to $26.0 million from $12.3 million in 2016. Gains from sales of securities in 2016 increased non-interest income by $4.5 million. Non-interest income in 2017, excluding gains on securities, increased $18.1 million from 2016. Revenue from trust and investment management services as well as financial services on a year-to-date basis increased $8.4 million from 2016, which is principally due to the addition of Charter Trust Company as part of the LSBG acquisition. Income from trust and investment management services are principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody. Revenue from financial services is derived from retail brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker. Fee income from trust, investment management and financial services represented 47% of total non-interest income in 2017 compared to 31% in 2016.

Income from customer service fees is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine (“ATM”) fees and a variety of other deposit account related fees. Customer services fees also include Bank’s debit card product and merchant credit and debit card processing fees. Customer service fees increased $5.8 million compared to 2016 also as a result of the acquisition given the broader customer deposit base and higher number of ATM transactions. In 2017, the Company also benefited from $1.1 million in fees from its insurance subsidiary, which was acquired from the LSBG acquisition. The Company sold the insurance subsidiary in October 2017.

Loan Loss Provision
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance is included in the discussion of financial condition. The provision for loan losses in 2017 increased to $2.8 million from $1.0 million in 2016. The amount of the provision exceeded net charge-offs in all periods shown, as the amount of the allowance has risen gradually based on loan portfolio growth and offset in part by the ongoing improvement in loan performance and credit quality.

Non-Interest Expense
Non-interest expense increased to $72.7 million from $35.9 million in 2016. Salary and employee benefit costs increased by $19.8 million compared with 2016 principally due to the LSBG acquisition. Full time equivalent staff totaled 423 at the end of 2017 compared with 186 at the end of 2016. Salary and employee benefit costs decreased on a quarterly basis in the second half of 2017 reflecting a positive trend of disciplined cost control and realized cost saves with the acquisition. Occupancy expenses increased $7.0 million as compared to 2016 due to costs of operating additional branches from the acquisition. Acquisition costs totaled $3.3 million in 2017 and $2.7 million in 2016. Acquisition costs in 2017 include severance, system conversion and professional costs, which were offset in part by a one-time benefit from the sale of the Company's insurance subsidiary.

Income Tax Expense
The effective tax rate was 39.0% in 2017 compared to 28.2% in 2016. The increase in the effective tax rate was a direct result of the Tax Cuts and Jobs Act of 2017. The tax reform resulted in a $4.0 million income tax charge in the fourth quarter due to the revaluation of net deferred tax assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Summary
Net income in 2016 was $14.9 million, or $1.63 per share, in 2016 compared to $15.2 million, or $1.67 per share, in 2015. Acquisition costs related to LSBG reduced 2016 earnings by $1.7 million on an after-tax basis. Those costs were offset by increases in after-tax gains from security sales of $2.1 million. Increases in non-interest expenses further reduced adjusted income per share to $1.52 per share in 2016 from $1.58 in 2015.

Net Interest Income
Net interest income in 2016 on a tax-equivalent basis amounted to $47.5 million compared with $46.8 million in 2015. The increase in 2016 tax-equivalent net interest income was attributed to average earning asset growth of $132.3 million or 9.0%, as the net interest margin declined 23 basis points compared with 2015. In 2016, the tax-equivalent net interest margin amounted to 2.96%, compared with 3.19% in 2015. The decline in the net interest margin was principally attributed to a 17 basis point decline in the average earning asset yield, as well as a six basis point increase in the average cost of interest bearing liabilities. The increase in the average interest yield in 2016 is primarily due to average earning asset growth of $132.3 million while the increase in funding cost was due to a $113.4 million increase in average interest bearing liabilities.

Non-interest Income
In 2016 non-interest income totaled $12.3 million compared with $9.0 million in 2015, which was primarily the result of gains from sales of securities. Securities gains in 2016 were $4.5 million compared with $1.3 million in 2015. The realized securities gains largely reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile, while simultaneously generating income. Non-interest income in 2016 from trust management services, financial services, and customer service fees were relatively flat with those income streams of 2015.

Loan Loss Provision
The provision for loan loss decreased to $979 thousand in 2016 from $1.8 million in 2015 due to lower levels of non-performing loans and loan charge-off experience, combined with relatively stable credit quality metrics.

Non-interest Expense
Non-interest expense increased to $35.9 million in 2016 from $30.9 million in 2015 is primarily due to $2.7 million in merger expenses related to the LSBG acquisition, and a $1.9 million increase in salary and benefit expense related to strategic hires at the executive and senior level positions.

Income Taxes
The effective tax rate was 28.2% in 2016 and 28.3% in 2015.  The effective tax rate remained relatively flat in 2016 as compared to 2015, which reflected the impact of 2016 security gains offset by merger-related expenses.

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

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy. Continual monitoring of these ratios, by using historical data and through forecasts under multiple rate and stress scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.
The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2017, the Bank’s available secured line of credit at the FRB stood at $117.1 million or 3.2% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.
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

CAPITAL RESOURCES

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2017 the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

In 2015 the Company amended its Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 10,000,000 shares to 20,000,000 shares. The $2.00 par value of the Company’s common stock, as well as the authorized issuance of up to 1,000,000 shares of preferred stock, remained unchanged from prior periods.

In October 2009, the Company filed a shelf registration statement on Form S-3 with the SEC to register an indeterminate number of shares of common stock and preferred stock, which together have an aggregate initial offering price not to exceed $35,000 (the “Shelf Registration”). The SEC declared the Company’s Shelf Registration effective on November 3, 2009.  In December of 2009, the Company announced that it had completed its offering of 800,000 shares of its common stock to the public at $27.50 per share. The principal use of the net proceeds from that offering were used to repurchase all the Company’s Series A preferred shares previously sold to the U.S. Department of the Treasury under its Capital Purchase Program.

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

In the normal course of conducting its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third-party contracts for support services. Examples of such contractual agreements include, but are not limited to: services providing core banking systems, ATM and debit card processing, trust services accounting software and the leasing of T-1 telecommunication lines and other technology infrastructure supporting the Company’s network.

The following table summarizes the Company’s contractual obligations at December 31, 2017:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
FHLB Borrowings	$745,982	$608,792	$134,874	$1,633	$683
Subordinated Notes	43,033	—	—	—	43,033
Operating lease obligations	3,460	841	1,315	727	577
Purchase obligations	19,998	2,222	4,444	4,444	8,888
Total Contractual Obligations	$812,473	$611,855	$140,633	$6,804	$53,181

OFF-BALANCE SHEET ARRANGEMENTS

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors.

At December 31, 2017 and 2016, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2017 and 2016, commitments under existing standby letters of credit totaled $486 thousand and $385 thousand, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the notes on Recently Adopted Accounting Principles and Future Application of Accounting Pronouncements in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
As of December 31, 2017 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one- and two-year horizons (i.e., moderately exposed to rising interest rates).
The following table presents the changes in sensitivities for the years ended December 31, 2017 and 2016:

Change in Interest Rates-Basis	1 - 12 Months		13 - 24 Months
Points (Rate Ramp) (In Thousands)	$ Change	% Change	$ Change	% Change
At December 31, 2017
-100	$130	0.14%	$301	0.32%
+200	(3,211)	(3.44)	(7,521)	(8.07)

At December 31, 2016
-100	$(86)	(0.18)%	$(1,530)	(3.22)%
+200	(982)	(2.07)	(3,624)	(7.63)
Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve slightly over the one year horizon with a further modest improvement over the two-year horizon. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.
Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons as increased funding costs outpace increases in earning asset yields. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.
As compared to December 31, 2016, the year-one sensitivity in the down 100 basis points scenario slightly improved year-over-year, while the year-two sensitivity in the down 100 basis points scenario showed further improvement.  In the year-one up 200 basis points scenario, results were modestly down versus the prior year, while year-two, up 200 basis points results were essentially unchanged. On balance, the current aggregate position is consistent with the prior year’s.
Despite five rate hikes over the last twenty-four months, the Federal Reserve continues to maintain short-term interest rates at low levels, threatening net interest income. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.
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
The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2017, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts
March 13, 2018

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$34,262	$8,219
Interest-bearing deposit with the Federal Reserve Bank	56,423	220
Total cash and cash equivalents	90,685	8,439
Securities available for sale, at fair value	717,242	528,856
Federal Home Loan Bank stock	38,105	25,331
Total securities	755,347	554,187
Commercial real estate	826,746	418,119
Commercial and industrial	379,423	151,240
Residential real estate	1,155,682	506,612
Consumer	123,762	53,093
Total loans	2,485,613	1,129,064
Less: Allowance for loan losses	(12,325)	(10,419)
Net loans	2,473,288	1,118,645
Premises and equipment, net	47,708	23,419
Other real estate owned	122	90
Goodwill	100,085	4,935
Other intangible assets, net	8,383	377
Cash surrender value of bank-owned life insurance	57,997	24,450
Deferred tax assets, net	7,180	5,990
Other assets	24,389	14,817
Total assets	$3,565,184	$1,755,349

Liabilities
Demand and other non-interest bearing deposits	$349,055	$98,856
NOW deposits	466,610	175,150
Savings deposits	364,799	77,623
Money market deposits	305,275	282,234
Time deposits	866,346	416,437
Total deposits	2,352,085	1,050,300
Senior borrowings	786,688	531,596
Subordinated borrowings	43,033	5,000
Total borrowings	829,721	536,596
Other liabilities	28,737	11,713
Total liabilities	3,210,543	1,598,609
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 10,182,611 shares at December 31, 2017 and December 31, 2016, respectively	32,857	13,577
Additional paid-in capital	186,702	23,027
Retained earnings	144,977	130,489
Accumulated other comprehensive loss	(4,554)	(4,326)
Less: 985,462 and 1,067,016 shares of treasury stock at December 31, 2017 and December 31, 2016, respectively, at cost	(5,341)	(6,027)
Total shareholders’ equity	354,641	156,740
Total liabilities and shareholders’ equity	$3,565,184	$1,755,349
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Interest and dividend income
Loans	$94,976	$41,653	$39,303
Securities and other	21,093	15,834	15,921
Total interest and dividend income	116,069	57,487	55,224
Interest expense
Deposits	11,307	6,699	6,097
Borrowings	12,607	5,414	4,293
Total interest expense	23,914	12,113	10,390
Net interest income	92,155	45,374	44,834
Provision for loan losses	2,788	979	1,785
Net interest income after provision for loan losses	89,367	44,395	43,049
Non-interest income
Trust and investment management fee income	12,270	3,829	3,888
Insurance and brokerage service income	1,097	—	—
Customer service fees	8,484	2,648	2,586
Gain on sales of securities, net	19	4,498	1,334
Bank-owned life insurance income	1,539	703	606
Other income	2,573	671	565
Total non-interest income	25,982	12,349	8,979
Non-interest expense
Salaries and employee benefits	39,589	19,775	17,884
Occupancy and equipment	11,633	4,610	4,569
Loss on premises and equipment, net	94	248	7
Outside services	3,000	767	359
Professional services	1,655	1,489	1,485
Communication	1,289	586	388
Amortization of intangible assets	812	92	92
Acquisition, conversion and other expenses	3,302	2,650	54
Other expenses	11,352	5,718	6,070
Total non-interest expense	72,726	35,935	30,908

Income before income taxes	42,623	20,809	21,120
Income tax expense	16,630	5,876	5,967
Net income	$25,993	$14,933	$15,153

Earnings per share:
Basic	$1.71	$1.65	$1.69
Diluted	$1.70	$1.63	$1.67

Weighted average common shares outstanding:
Basic	15,184	9,069	8,970
Diluted	15,290	9,143	9,090
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2017	2016	2015
Net income	$25,993	$14,933	$15,153
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available-for-sale	528	(12,059)	(3,365)
Changes in unrealized loss on derivative hedges	(838)	(272)	(1,383)
Changes in unrealized loss on post-retirement plans	(328)	90	27
Income taxes related to other comprehensive income (loss):
Changes in unrealized loss on securities available-for-sale	(114)	4,221	1,177
Changes in unrealized loss on derivative hedges	386	95	484
Changes in unrealized loss on post-retirement plans	138	(30)	(2)
Total other comprehensive loss	(228)	(7,955)	(3,062)
Total comprehensive income	$25,765	$6,978	$12,091
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2014	$13,577	$20,905	$113,149	$6,691	$(8,035)	$146,287

Comprehensive income:
Net income	—	—	15,153	—	—	15,153
Other comprehensive loss	—	—	—	(3,062)	—	(3,062)
Total comprehensive income	—	—	15,153	(3,062)	—	12,091
Cash dividends declared ($0.67 per share)	—	—	(6,040)	—	—	(6,040)
Treasury stock purchased (984 shares)	—	—	—	—	(24)	(24)
Net issuance (96,813 shares) to employee stock plans, including related tax effects	—	(97)	(2)	—	1,121	1,022
Recognition of stock based compensation	—	816	—	—		816
Balance at December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152

Balance at December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152

Comprehensive income:
Net income	—	—	14,933	—	—	14,933
Other comprehensive loss	—	—	—	(7,955)	—	(7,955)
Total comprehensive income	—	—	14,933	(7,955)	—	6,978
Cash dividends declared ($0.73 per share)	—	—	(6,577)	—	—	(6,577)
Treasury stock purchased (23,072 shares)	—	—	—	—	(497)	(497)
Net issuance (123,349 shares) to employee stock plans, including related tax effects	—	125	(127)	—	1,408	1,406
Recognition of stock based compensation	—	1,278	—	—		1,278
Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	25,993	—	—	25,993
Other comprehensive loss	—	—	—	(228)	—	(228)
Total comprehensive income	—	—	25,993	(228)	—	25,765
Cash dividends declared ($0.75 per share)	—	—	(11,505)	—	—	(11,505)
Acquisition of Lake Sunapee Bank Group (6,245,780 shares)	8,328	173,591	—	—	—	181,919
Treasury stock purchased (9,603 shares)	—	—	—	—	(282)	(282)
Net issuance (91,517 shares) to employee stock plans, including related tax effects	—	(222)	—	—	968	746
Three-for-two stock split	10,952	(10,968)	—	—	—	(16)
Recognition of stock based compensation	—	1,274	—	—	—	1,274
Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$25,993	$14,933	$15,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,788	979	1,785
Net amortization of securities	5,214	3,415	2,403
Deferred income taxes	6,886	470	142
Change in unamortized net loan costs and premiums	(933)	(557)	295
Premises and equipment depreciation and amortization expense	3,553	1,551	1,710
Stock-based compensation expense	1,274	1,278	816
Accretion of purchase accounting entries, net	(3,337)	—	—
Amortization of other intangibles	812	92	92
Income from cash surrender value of bank-owned life insurance policies	(1,539)	(703)	(606)
Gain on sales of securities, net	(19)	(4,498)	(1,334)
Loss on premises and equipment, net	94	—	—
Net change in other assets and liabilities	(654)	(169)	(125)
Net cash provided by operating activities	40,132	16,791	20,331

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,599	66,583	22,753
Proceeds from maturities, calls and prepayments of securities available for sale	121,583	109,377	106,801
Purchases of securities available for sale	(172,116)	(210,824)	(168,432)
Purchase of bank owned life insurance	—	—	(15,000)
Net change in loans	(126,828)	(10,042)	(21,088)
Purchase of loans	(18,621)	(128,951)	(51,698)
Purchase of Federal Home Loan Bank stock	(1,325)	(3,852)	(125)
Purchase of premises and equipment, net	(3,157)	(4,296)	(1,866)
Acquisitions, net of cash (paid) acquired	39,537	—	—
Proceeds from sale of other real estate	322	119	672
Net cash used in investing activities	(159,006)	(181,886)	(127,983)

Cash flows from financing activities:
Net decrease in deposits	151,900	107,513	84,738
Net change in short-term advances from the Federal Home Loan Bank	213,593	59,700	19,200
Net change in long term advances from the Federal Home Loan Bank	(153,332)	1,234	7,382
Net change in securities sold repurchase agreements	(222)	871	1,189
Exercise of stock options	968	1,570	1,127
Purchase of treasury stock	(282)	(497)	(24)
Common stock cash dividends paid	(11,505)	(6,577)	(6,040)
Net cash provided by financing activities	201,120	163,814	107,572

Net change in cash and cash equivalents	82,246	(1,281)	(80)
Cash and cash equivalents at beginning of year	8,439	9,720	9,800
Cash and cash equivalents at end of year	$90,685	$8,439	$9,720
Supplemental cash flow information:
Interest paid	$21,399	$11,944	$10,362
Income taxes paid, net	9,084	6,286	5,566

Acquisition of non-cash assets and liabilities:
Assets acquired	1,454,119	—	—
Liabilities assumed	1,406,887	—	—

Other non-cash changes:
Real estate owned acquired in settlement of loans	32	—	425
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company” or “Bar Harbor”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include the accounts of the Company, its wholly-owned subsidiary Bar Harbor Bank & Trust (the "Bank") and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless U.S. GAAP requires otherwise.

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

Stock Split: On February 21, 2017, the Company's Board of Directors declared a three-for-two stock split payable on March 21, 2017 as a large stock dividend. Shares presented in prior years have been adjusted to conform to the same basis.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and other short-term investments with maturities less than 90 days. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits.  The reserve requirement, included in cash and equivalents, was $12.7 million and $595 thousand at year-end 2017 and 2016, respectively.

Investment Securities: All securities held at December 31, 2017 and 2016 were classified as available-for-sale (“AFS”).  Available-for-sale securities primarily consist of mortgage-backed securities and obligations of state and political subdivisions therefore, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to be other-than-temporarily impaired (“OTTI”) as discussed below. The Bank does not have a securities trading portfolio or securities held-to-maturity.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2017.

Loans Held for Sale: Loans originated with the intent to be sold in the secondary market are accounted for at the lower of cost or market (fair value). Fair value is primarily determined based on quoted prices for similar loans in active markets. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in non-interest income. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are recognized in non-interest income or non-interest expense as earned or incurred.

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

Acquired Loans: Loans that the Company acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the Company recognizes the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. On a quarterly basis, the Company evaluates whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For loans that do not meet the ASC 310-30 criteria, the Company accretes interest income based on the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC 450, “Contingencies” by collectively evaluating these loans for an allowance for loan loss.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.

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

When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. The interest on non-accrual loans is accounted for using the cash-basis or cost-recovery method depending on corresponding credit risk, until qualifying for return to accrual status.  A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

Refer to Note 5 of these consolidated financial statements, Loan Loss Allowance, for further information on the allowance for loan losses, including the Company’s loan loss estimation methodology.

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

Capitalized Servicing Rights: Capitalized servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained.

The Company’s capitalized servicing rights are accounted for under the amortization method and are initially recorded at fair value. Fair values are established by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Changes in the fair value of capitalized servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows. However, these capitalized servicing rights are amortized in proportion to and over the period of estimated net servicing income, which includes prepayment assumptions. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the capitalized servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these capitalized servicing rights exceeds fair value.

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

Recent Accounting Pronouncements
The following table provides a brief description of accounting standards that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2017
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This ASU amends Topic 718, Stock Compensation, and intends to improve and simplify accounting for employee shared-based payments. The amendments update the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The transition method of accounting application (i.e. prospective, retrospective or modified retrospective application) differs by amendment and is defined in the guidance.
		January 1, 2017	The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs
This ASU amends Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Current guidance generally requires entities to amortize a premium as a yield adjustment over the contractual life of the instrument. Shortening the amortization period is generally expected to more closely align the recognition of interest income with expectations incorporated into the pricing of the underlying securities. The amendments do not affect the accounting treatment of discounts. This ASU should be adopted on a modified retrospective basis.
		January 1, 2019	The Company elected to adopt this ASU as of March 31, 2017, which had no impact on its consolidated financial statements.
Early adoption permitted, including in an interim period.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted
ASU 2014-09, Revenue from Contracts with Customers
This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU may be adopted either retrospectively or on a modified retrospective basis.
January 1, 2018
The Company performed an analysis to identify all revenue streams within the scope of this accounting guidance. After reviewing the related contracts as prescribed by the five steps within this ASU, the Company concludes that the adoption will have no material impact on the consolidated financial statements in 2018.

ASU 2015-14, Deferral of the Effective Date
ASU 2016-08, Principal versus Agent Considerations
ASU 2016-10, Identifying Performance Obligations and Licensing
ASU 2016-12, Narrow-Scope Improvements and Practical Expedience
ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities
This ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other minor amendments applicable to the Company, the main provisions require investments in equity securities to be measured at fair value with changes in fair value recognized through net income unless they qualify for a practicability exception (excludes investments accounted for under the equity method of accounting or those that result in consolidation of the investee). Except for disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.
January 1, 2018
The Company does not have any equity securities that would be in scope of this ASU. However, the Company is subject to the exit notion pricing required in fair value disclosures starting in the first quarter of 2018. Based on its review of the current methods utilized to calculate fair value, the Company concludes that this ASU will have no material impact to its consolidated financial statements.

ASU 2016-02, Leases
This ASU creates ASU Topic 842, Leases, and supersedes Topic 840, Leases. The new guidance requires lessees to record a right-of-use asset and a corresponding liability equal to the present value of future rental payments on their balance sheets for all leases with a term greater than one year. There are not significant changes to lessor accounting; however, there are certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. This guidance expands both quantitative and qualitative required disclosures. This ASU should be adopted on a modified retrospective basis.
January 1, 2019
The Company is currently evaluating its operating lease arrangement under this ASU. Early indications suggest that the Company will need to recognize right-of-use assets and lease liabilities for most of its operating lease commitments

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted (Continued)
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach (CECL) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities. Additional quantitative and qualitative disclosures are required upon adoption.
		January 1, 2020	The Company's early stages of this evaluation include a review of existing credit models and new methodologies may be leveraged to comply with the guidance under this ASU.
While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for AFS securities, rather than reduce the amortized cost of the securities by direct write-offs.

The ASU should be adopted on a modified retrospective basis. Entities that have loans accounted for under ASC 310-30 at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This ASU amends Topic 230, Statement of Cash Flows, and provides clarification with respect to classification within the statement of cash flows where current guidance is unclear or silent. The ASU should be adopted retrospectively.
		January 1, 2018	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2017-04, Simplifying the Test for Goodwill Impairment	This ASU amends Topic 350, Intangibles-Goodwill and Other, and eliminates Step 2 from the goodwill impairment test.	January 1, 2020	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Early adoption is permitted.
ASU 2017-07, Compensation- Retirement Benefits
This ASU amends Topic 715, Retirement Benefits, and provides more prescriptive guidance around the presentation of net period pension and postretirement benefit cost in the income statement. The amendment requires that the service cost component be disaggregated from other components of net periodic benefit cost in the income statement.
		January 1, 2018	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted (Continued)
ASU 2017-09, Stock Compensation: Scope of Modification Accounting
This ASU amends Topic 718, Compensation- Stock Compensation, and clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance.
		January 1, 2018	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
This ASU amends ASC 815, Derivatives and Hedging to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers.
		January 1, 2019	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The ASU amends Topic 220, Income Statement-Reporting Comprehensive Income, and is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the recently enacted Tax Reform. The guidance allows entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings.
January 1, 2019, with early adoption permitted for financial statements that have not yet been made available for issuance.
The Company has elected to adopt this ASU for financial reporting as of March 31, 2018. The effect of the reclassification is expected to be an increase to retained earnings and decrease accumulated other comprehensive income by $1.0 million, with zero net effect on total stockholders' equity.

NOTE 2.     ACQUISITION

Lake Sunapee Bank Group
On January 13, 2017, the Company completed its acquisition of Lake Sunapee Bank Group (“Lake Sunapee”). Lake Sunapee, as a holding company, had one banking subsidiary (“Lake Sunapee Bank”) that had 33 full-service branches located throughout New Hampshire and Vermont. As a result of the transaction, Lake Sunapee Bank Group merged into Bar Harbor Bankshares, and Lake Sunapee Bank merged into Bar Harbor Bank. This business combination expanded the Company's geographic footprint and increased market share in its New England-based franchise. The goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to the operations of Lake Sunapee Bank Group.

On the acquisition date, Lake Sunapee had 8.38 million common shares outstanding, which were exchanged for 4.16 million of the Company's common shares based on a 0.4970 exchange ratio as defined in the merger agreement. The merger qualified as a reorganization for federal income tax purposes, and as a result, Lake Sunapee common shares exchanged for the Company's common shares were transferred on a tax-free basis. Bar Harbor Bankshares common stock issued in this exchange was valued at $43.69 per share based on the closing price posted on January 13, 2017, resulting in a consideration value of $181.92 million. The Company also paid $27 thousand to Lake Sunapee shareholders in lieu of the issuance of fractional shares. Total consideration paid at closing reflected the increase in Bar Harbor Bankshares stock price since the time of the announcement.

The results of Lake Sunapee's operations are included in the Company's Consolidated Statement of Income from the date of acquisition. The assets and liabilities in the Lake Sunapee acquisition were recorded at their fair value based on management’s best estimate using information available as of the date of acquisition.

Consideration paid, and fair values of Lake Sunapee’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following table:

(in thousands, except shares)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Consideration paid:
Bar Harbor Bankshares common stock issued to Lake Sunapee Bank Group stockholders (4,163,853 shares)				$181,919
Cash paid for fractional shares				27
Total consideration paid				181,946
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$40,970	$(1,406)	(a)	$39,564
Investment securities	156,960	(1,381)	(b)	155,579
Loans	1,217,927	(9,728)	(c)	1,208,199
Premises and equipment	22,561	(351)	(d)	22,210
Core deposit intangible	—	7,786	(e)	7,786
Other assets	102,298	(50,419)	(f)	51,879
Deposits	(1,149,865)	(746)	(g)	(1,150,611)
Borrowings	(232,261)	(16)	(h)	(232,277)
Deferred taxes, net	(1,921)	10,387	(i)	8,466
Other liabilities	(19,912)	(4,087)	(j)	(23,999)
Total identifiable net assets	$136,757	$(49,961)		$86,796

Goodwill				$95,150

Explanation of Certain Fair Value Adjustments

a.	Represents in-process payments that were made on the date of acquisition that were not recorded on Lake Sunapee's general ledger until after acquisition.

b.	Represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

c.
Represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. The adjustment also includes the reversal of Lake Sunapee Bank's historic allowance for loan losses. Loans that met the criteria and are being accounted for in accordance with ASC 310-30, Loans and Securities Acquired with Deteriorated Credit Quality, had a book value of $23.34 million and have a fair value $18.45 million. Non-impaired loans accounted for under ASC 310-10 had a book value of $1.20 billion and have a fair value of $1.188 billion. ASC 310-30 loans have a $1.09 million fair value adjustment discount that is accretable in earnings over the weighted average life of three years using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected cash flows. ASC 310-10 loans have a $11.40 million fair value adjustment discount that is amortized into earnings over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.

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

Except for collateral-dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value for collateral-dependent loans with deteriorated credit quality, we analyzed the underlying collateral of the loans assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the seller’s allowance for credit losses associated with the loans that were acquired in the acquisition as the loans were initially recorded at fair value.

Capitalized goodwill, which is not amortized for book purposes, is not deductible for tax purposes.

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

Direct acquisition and integration costs were expensed as incurred, and totaled $6.1 million during the twelve months ending December 31, 2017 and were $2.7 million for the same period of 2016.

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

The unaudited pro forma information, for the twelve months ended December 31, 2017 and 2016, set forth below reflects adjustments related to amortization and accretion of purchase accounting fair value adjustments and an estimated tax rate of 37.57%. Direct acquisition expenses incurred by the Company during 2017, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition. The Company has determined it is impractical to report the amounts of revenue and earnings for each entity since acquisition date. Due to the integration of their operations with those of the organization, the Company does not record revenue and earnings separately. The revenue and earnings of Lake Sunapee Bank's operations are included in the consolidated statements of income.

Information in the following table shows unaudited proforma data for the years ended December 31, 2017 and December 31, 2016:

	Pro Forma (unaudited) Twelve Months Ended December 31,
(in thousands, except earnings per share)	2017	2016
Net interest income	$93,200	$90,539
Non-interest income	26,072	32,484
Net income	33,100	27,084

Pro forma earnings per share:
Basic	$2.18	$1.77
Diluted	$2.16	$1.76

NOTE 3.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6,967	$5	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	447,081	1,738	5,816	443,003
US Government agency	96,357	413	1,174	95,596
Private label	529	150	5	674
Obligations of states and political subdivisions thereof	138,522	2,407	729	140,200
Corporate bonds	30,527	323	53	30,797
Total securities available for sale	$719,983	$5,036	$7,777	$717,242

December 31, 2016
Securities available for sale
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$330,635	$2,682	$4,865	$328,452
US Government agency	76,722	797	613	76,906
Private label	936	207	11	1,132
Obligations of states and political subdivisions thereof	123,832	1,941	3,407	122,366
Corporate bonds	—	—	—	—
Total securities available for sale	$532,125	$5,627	$8,896	$528,856

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at December 31, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
	Amortized	Fair
(in thousands)	Cost	Value
Within 1 year	$6,997	$7,002
Over 1 year to 5 years	11,627	11,621
Over 5 years to 10 years	46,942	47,776
Over 10 years	110,450	111,569
Total bonds and obligations	176,016	177,968
Mortgage-backed securities	543,967	539,274
Total securities available for sale	$719,983	$717,242

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

(in thousands)	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Net
2017	$1,599	$19	$—	$19
2016	66,583	4,498	—	4,498
2015	22,753	1,334	—	1,334

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$1,895	$189,486	$3,921	$117,156	$5,816	$306,642
US Government agency	559	45,221	615	30,155	1,174	75,376
Private label	—	8	5	130	5	138
Obligations of states and political subdivisions thereof	58	8,298	671	27,727	729	36,025
Corporate bonds	53	8,943	—	—	53	8,943
Total securities available for sale	$2,565	$251,956	$5,212	$175,168	$7,777	$427,124

December 31, 2016
Securities available for sale
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$4,369	$197,914	$496	$10,120	$4,865	$208,034
US Government agency	472	36,941	141	4,263	613	41,204
Private label	—	107	11	312	11	419
Obligations of states and political subdivisions thereof	3,252	76,803	155	3,916	3,407	80,719
Corporate bonds	—	—	—	—	—	—
Total securities available for sale	$8,093	$311,765	$803	$18,611	$8,896	$330,376

A summary of securities pledged as collateral for certain deposits and borrowing arrangements as of the years ended December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Securities pledged for deposits	$195,921	$194,681	$92,380	$92,149
Securities pledged for repurchase agreements	98,407	98,050	28,206	28,130
Securities pledged for other borrowings (1)	213,379	212,089	278,067	277,261
Total securities pledged	$507,707	$504,820	$398,653	$397,540
______________________________
(1) The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston

Securities Impairment
As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the twelve months ended December 31, 2017, 2016 and 2015 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

The following table presents the remaining amount of historical credit losses on debt securities and changes reflected in the statement of income:

	Twelve Months Ended December 31,
(in thousands)	2017	2016	2015
Estimated credit losses as of prior year-end,	$1,697	$3,180	$3,413
Reductions for securities paid off during the period	—	1,483	233
Estimated credit losses at end of the period	$1,697	$1,697	$3,180

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio, as unrealized losses are the result of changes in the interest rate environment and other market factors. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at December 31, 2017:

US Government-sponsored enterprises
At December 31, 2017, 369 out of the total 787 securities in the Company’s portfolios of AFS US Government sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.9% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the contractual cash flows of all of the Company’s US government-sponsored enterprises. The securities are rated investment grade and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agencies
At December 31, 2017, 91 out of the total 207 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.5% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private-label
At December 31, 2017, 10 of the total 26 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.4% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
At December 31, 2017, 71 of the total 264 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
At December 31, 2017, 4 out of 14 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.6% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

Visa Class B Common Shares
The Company was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent that it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for all reporting periods since 2008. At December 31, 2017, the Company owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent that the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

NOTE 4.    LOANS

The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans includes single and multi-family, commercial construction and land, and other commercial real estate classes. Commercial and industrial loans include loans to commercial businesses, agricultural and other loans to farmers, and tax exempt loans. Residential real estate loans consist of mortgages for 1-to-4 family housing. Consumer loans include home equity loans, auto and other installment lending.

The Company’s lending activities are principally conducted in Maine, New Hampshire, and Vermont.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Lake Sunapee Bank Group. The following is a summary of total loans as of December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$28,892	$16,781	$45,673	$14,695	$—	$14,695
Other commercial real estate	505,119	275,954	781,073	403,424	—	403,424
Total Commercial Real Estate	534,011	292,735	826,746	418,119	—	418,119

Commercial and Industrial:
Other Commercial	198,051	68,069	266,120	103,586	—	103,586
Agricultural and other loans to farmers	27,588	—	27,588	31,808	—	31,808
Tax exempt	42,365	43,350	85,715	15,846	—	15,846
Total Commercial and Industrial	268,004	111,419	379,423	151,240	—	151,240

Total Commercial Loans	802,015	404,154	1,206,169	569,359	—	569,359

Residential Real Estate:
Residential mortgages	591,411	564,271	1,155,682	506,612	—	506,612
Total Residential Real Estate	591,411	564,271	1,155,682	506,612	—	506,612

Consumer:
Home equity	51,376	62,217	113,593	46,921	—	46,921
Other consumer	7,828	2,341	10,169	6,172	—	6,172
Total Consumer	59,204	64,558	123,762	53,093	—	53,093

Total Loans	$1,452,630	$1,032,983	$2,485,613	$1,129,064	$—	$1,129,064
Total unamortized net premiums included in the year-end total for business activity loans were the following at December 31, 2017 and December 31, 2016:

(in thousands)	2017	2016
Unamortized net loan origination costs	$2,445	$1,518
Unamortized net premium on purchased loans	(123)	(129)
Total unamortized net costs and premiums	$2,322	$1,389

For the year ended December 31, 2017, the Company had pledged loans with a collateral value totaling $93.3 million to the Federal Reserve Bank of Boston for certain borrowing arrangements. The Company also pledged residential first mortgage loans, home equity loans and certain commercial loans with collateral value totaling $948.2 million for FHLB borrowings for the year ended December 31, 2017. (See Note 9 for detail on the Company's borrowed funds.)

The carrying amount of the acquired loans at December 31, 2017 totaled $1.033 billion. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $12.6 million (and a note balance of $17.4 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.020 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Twelve Months Ended December 31,
(in thousands)	2017	2016
Balance at beginning of period	$—	$—
Acquisitions	3,398	—
Reclassification from nonaccretable difference for loans with improved cash flows	1,925	—
Changes in expected cash flows that do not affect the nonaccretable difference	—	—
Reclassification to TDR	—	—
Accretion	(1,814)	—
Balance at end of period	$3,509	$—

The following is a summary of past due loans at December 31, 2017 and December 31, 2016:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial Real Estate:
Construction and land development	$—	$—	$637	$637	$28,255	$28,892	$—
Other commercial real estate	965	1,659	5,065	7,689	497,430	505,119	119
Total Commercial Real Estate	965	1,659	5,702	8,326	525,685	534,011	119

Commercial and Industrial:
Other Commercial	186	329	702	1,217	196,834	198,051	21
Agricultural and other loans to farmers	42	159	198	399	27,189	27,588	155
Tax exempt	—	—	—	—	42,365	42,365	—
Total Commercial and Industrial	228	488	900	1,616	266,388	268,004	176

Total Commercial Loans	1,193	2,147	6,602	9,942	792,073	802,015	295

Residential Real Estate:
Residential mortgages	3,096	711	975	4,782	586,629	591,411	—
Total Residential Real Estate	3,096	711	975	4,782	586,629	591,411	—

Consumer:
Home equity	515	—	199	714	50,662	51,376	199
Other consumer	36	24	—	60	7,768	7,828	—
Total Consumer	551	24	199	774	58,430	59,204	199

Total Loans	$4,840	$2,882	$7,776	$15,498	$1,437,132	$1,452,630	$494

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial Real Estate:
Construction and land development	$—	$—	$—	$—	$14,695	$14,695	$—
Other commercial real estate	195	554	1,665	2,414	401,010	403,424	—
Total Commercial Real Estate	195	554	1,665	2,414	415,705	418,119	—

Commercial and Industrial:
Other Commercial	61	45	201	307	103,279	103,586	—
Agricultural and other loans to farmers	231	—	—	231	31,577	31,808	—
Tax exempt	—	—	—	—	15,846	15,846	—
Total Commercial and Industrial	292	45	201	538	150,702	151,240	—

Total Commercial Loans	487	599	1,866	2,952	566,407	569,359	—

Residential Real Estate:
Residential mortgages	4,484	429	938	5,851	500,761	506,612	—
Total Residential Real Estate	4,484	429	938	5,851	500,761	506,612	—

Consumer:
Home equity	—	—	15	15	46,906	46,921	—
Other consumer	103	1	6	110	6,062	6,172	—
Total Consumer	103	1	21	125	52,968	53,093	—
							—
Total Loans	$5,074	$1,029	$2,825	$8,928	$1,120,136	$1,129,064	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial Real Estate:
Construction and land development	$124	$9	$—	$133	$258	$16,781	$—
Other commercial real estate	278	—	411	689	8,397	275,954	—
Total Commercial Real Estate	402	9	411	822	8,655	292,735	—

Commercial and Industrial:
Other Commercial	125	14	49	188	632	68,069	—
Agricultural and other loans to farmers	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	43,350	—
Total Commercial and Industrial	125	14	49	188	632	111,419	—

Total Commercial Loans	527	23	460	1,010	9,287	404,154	—

Residential Real Estate:
Residential mortgages	752	388	614	1,754	3,259	564,271	—
Total Residential Real Estate	752	388	614	1,754	3,259	564,271	—

Consumer:
Home equity	125	117	80	322	38	62,217	16
Other consumer	2	—	—	2	3	2,341	—
Total Consumer	127	117	80	324	41	64,558	16
							—
Total Loans	$1,406	$528	$1,154	$3,088	$12,587	$1,032,983	$16

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$637	$—	$637	$—	$—	$—
Other commercial real estate	7,146	560	7,706	2,564	—	2,564
Total Commercial Real Estate	7,783	560	8,343	2,564	—	2,564

Commercial and Industrial:
Other Commercial	703	463	1,166	284	—	284
Agricultural and other loans to farmers	43	—	43	31	—	31
Tax exempt	—	—	—	—	—	—
Total Commercial and Industrial	746	463	1,209	315	—	315

Total Commercial Loans	8,529	1,023	9,552	2,879	—	2,879

Residential Real Estate:
Residential mortgages	3,408	858	4,266	3,419	—	3,419
Total Residential Real Estate	3,408	858	4,266	3,419	—	3,419

Consumer:
Home equity	130	217	347	90	—	90
Other consumer	95	58	153	108	—	108
Total Consumer	225	275	500	198	—	198

Total Loans	$12,162	$2,156	$14,318	$6,496	$—	$6,496

Loans evaluated for impairment as of December 31, 2017 and December 31, 2016 were as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$7,604	$626	$1,404	$13	$9,647
Collectively evaluated	526,407	267,378	590,007	59,191	1,442,983
Total	$534,011	$268,004	$591,411	$59,204	$1,452,630

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$4,481	$486	$1,709	$33	$6,709
Collectively evaluated	413,638	150,754	504,903	53,060	1,122,355
Total	$418,119	$151,240	$506,612	$53,093	$1,129,064

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$241	$571	$271	$63	$1,146
Purchased credit impaired	8,655	632	3,259	41	12,587
Collectively evaluated	283,839	110,216	560,741	64,454	1,019,250
Total	$292,735	$111,419	$564,271	$64,558	$1,032,983

The following is a summary of impaired loans at December 31, 2017 and December 31, 2016:
Business Activities Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	5,896	5,903	—
Other commercial	218	217	—
Agricultural and other loans to farmers	—	—	—
Tax exempt	—	—	—
Residential mortgages	1,247	1,260	—
Home equity	13	13	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$637	$2,563	$59
Other commercial real estate	1,071	1,132	388
Other commercial	408	408	3
Agricultural and other loans to farmers	—	—	—
Tax exempt	—	—	—
Residential mortgages	157	157	9
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$7,604	$9,598	$447
Commercial and industrial	626	625	3
Residential real estate	1,404	1,417	9
Consumer	13	13	—
Total impaired loans	$9,647	$11,653	$459

Business Activities Loans

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	2,831	2,919	—
Other commercial	130	130	—
Agricultural and other loans to farmers	139	139	—
Tax exempt	—	—	—
Residential mortgages	1,387	1,504	—
Home equity	16	16	—
Other consumer	2	2	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	1,650	3,575	193
Other commercial	217	367	173
Agricultural and other loans to farmers	—	—	—
Tax exempt	—	—	—
Residential mortgages	322	322	49
Home equity	—	—	—
Other consumer	15	15	9

Total
Commercial real estate	$4,481	$6,494	$193
Commercial and industrial	486	636	173
Residential real estate	1,709	1,826	49
Consumer	33	33	9
Total impaired loans	$6,709	$8,989	$424

Acquired Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	241	352	—
Other commercial	571	584	—
Agricultural and other loans to farmers	—	—	—
Tax exempt	—	—	—
Residential mortgages	271	278	—
Home equity	63	156	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Other commercial	—	—	—
Agricultural and other loans to farmers	—	—	—
Tax exempt	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$241	$352	$—
Commercial and industrial	571	584	—
Residential real estate	271	278	—
Consumer	63	156	—
Total impaired loans	$1,146	$1,370	$—

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2017 and December 31, 2016:

Business Activities Loan

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	2,541	66	2,768	157
Other commercial	382	6	239	4
Agricultural and other loans to farmers	113	1	156	9
Tax exempt	—	—	—	—
Residential mortgages	2,174	39	1,514	73
Home equity	27	—	17	1
Other consumer	53	3	2	2

With an allowance recorded:
Construction and land development	$637	$—	$—	$—
Other commercial real estate	735	—	1,619	—
Other commercial	105	1	118	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt	—	—	—	—
Residential mortgages	157	5	325	—
Home equity	—	—	—	—
Other consumer	—	—	16	—

Total
Commercial real estate	$3,913	$66	$4,387	$157
Commercial and industrial	600	8	513	13
Residential real estate	2,331	44	1,839	73
Consumer	80	3	35	3
Total impaired loans	$6,924	$121	$6,774	$246

Acquired Loans

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	136	—	—	—
Other commercial	264	1	—	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt	—	—	—	—
Residential mortgages	140	1	—	—
Home equity	58	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Other commercial	—	—	—	—
Agricultural and other loans to farmers	—	—	—	—
Tax exempt	—	—	—	—
Residential mortgages	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$136	$—	$—	$—
Commercial and industrial	264	1	—	—
Residential real estate	140	1	—	—
Consumer	58	—	—	—
Total impaired loans	$598	$2	$—	$—

Troubled Debt Restructuring Loans
The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan.

The following tables include the recorded investment and number of modifications identified during the twelve months ended December 31, 2017 and for the twelve months ended December 31, 2016, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the twelve months ended December 31, 2017 were attributable to maturity date extensions, adjusted interest rates and payments, or a combination of two or more concessions. The modifications for the twelve months ending December 31, 2016 were attributable to interest rate concessions, maturity date extensions, court ordered concessions, or a combination of two or more concessions.

	Twelve Months Ended December 31, 2017
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	6	$388	$222
Other commercial	6	563	545
Agricultural and other loans to farmers	1	19	18
Residential mortgages	3	692	670
Home equity	1	13	13
Other consumer	1	38	36
Total	18	$1,713	$1,504

	Twelve Months Ended December 31, 2016
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	6	$1,459	$1,354
Other commercial	2	38	48
Agricultural and other loans to farmers	3	29	44
Residential mortgages	—	—	—
Home equity	—	—	—
Other consumer	2	11	11
Total	13	$1,537	$1,457

	Twelve Months Ended December 31, 2015
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	4	$342	$352
Other commercial	—	—	—
Agricultural and other loans to farmers	1	18	15
Residential mortgages	—	—	—
Home equity	—	—	—
Other consumer	5	1,435	1,433
Total	10	$1,795	$1,800

For the twelve months ended December 31, 2017, 2016 and 2015 there were no loans that were restructured that had subsequently defaulted during the period.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

As of December 31, 2017, the Company maintained foreclosed residential real estate property with a fair value of $122 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2017 and December 31, 2016 totaled $843 thousand and $2.4 million, respectively. As of December 31, 2016, foreclosed residential real estate property totaled $90 thousand.

Loan Concentrations
At December 31, 2017, approximately $234.6 million or 9.4% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $128.7 million or 11.4% at December 31, 2016. Additionally, approximately $409.2 million or 16.5% of the Bank's loan portfolio was represented by loans to the real estate industry at December 31, 2017, compared with $166.7 million or 14.8% of the Bank's loan portfolio at December 31, 2016.  There were no other concentrations of loans related to any single industry in excess of 10% of total loans for 2017 or 2016.

Loans to Related Parties
In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2017 and December 31, 2016 are summarized below.

(in thousands)	2017	2016
Beginning balance	$10,620	$4,100
Changes in composition (1)	249	7,017
New Loans	1,124	1,127
Less: repayments	(1,506)	(1,624)
Ending balance	$10,487	$10,620
______________________________________
(1) Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking
The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year-end 2017 and 2016, the Company was servicing loans for participants totaling $497.9 million and $11.2 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.2 million, $28 thousand, and $33 thousand for the years 2017, 2016, and 2015, respectively, and included as a component of other income within non-interest income.

Servicing rights activity during 2017 and 2016 was as follows:

	At or for the Twelve Months Ended December 31,
(in thousands)	2017	2016
Balance at beginning of year	$5	$8
Acquired from Lake Sunapee Bank Group	3,417	—
Additions	134	—
Amortization	(324)	(3)
Balance at end of year	$3,232	$5

Total residential loans included held for sale loans of $13.4 million and $0 at December 31, 2017 and 2016, respectively. The net gains on sales of loans at December 31, 2017 and 2016 were $222 thousand and $0, respectively, and included as a component of other income within non-interest income.

NOTE 5.               LOAN LOSS ALLOWANCE

The allowance for loan losses is maintained at a level considered adequate to provide for our estimate of probable credit losses inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Loans are charged against the allowance for loan losses when we believe that collectability is unlikely. While we use the best information available to make our evaluation, future adjustments may be necessary if there are significant changes in conditions.

The allowance is comprised of four distinct reserve components: (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated (3) qualitative reserves related to loans collectively evaluated and (4) a temporal estimate is made for incurred loss emergence period for each loan category within the collectively evaluated pools.

A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows:

Specific Reserve for Loans Individually Evaluated
First, we identify loan relationships having aggregate balances in excess of $150 thousand and that may also have credit weaknesses. Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports and loans adversely classified internally or by regulatory authorities. Each loan so identified is then individually evaluated to determine whether it is impaired- that is, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Substantially all of our impaired loans historically have been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan's underlying collateral. For such loans, we measure impairment based on the fair value of the loan's collateral, which is generally determined utilizing current appraisals. A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral's value, in which case a new appraisal is obtained.

Purchase credit impaired (“PCI”) loans are collectively evaluated, but are not included in the general reserve as described below. The evaluation of the PCI loans requires continued quarterly assessment of key assumptions and estimates similar to the initial fair value estimate, including changes in the severity of loss, timing and speed of payments, collateral value changes, expected cash flows and other relevant factors. The quarterly assessment is compared to the initial fair value estimate and a determination is made if an adjustment to the allowance for loan loss is deemed necessary.

Quantitative Reserve for Loans Collectively Evaluated
Second, we stratify loan portfolio into two general business loan pools: substandard (7 risk rated) and pass-rated (0 to 6 rated) by loan type. The Company utilizes historical loss rates for commercial real estate and commercial and industrial loans that are assessed by internal risk rating. Historical loss rates on residential real estate and consumer loans are not risk graded. Residential restate and consumer loans are considered as part of the pass-rated portfolio unless removed due to specific reserve evaluation based on past due status and/or other indications of credit deterioration. Quantitative reserves relative to each loan pool are established as follows: for all loan segments an allocation equaling 100% of the respective pool's average 3 year historical net loan charge-off rate (determined based upon the most recent 9 quarters ) is applied to the aggregate recorded investment in the pool of loans. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.

Qualitative Reserve for Loans Collectively Evaluated
Third, we consider the necessity to adjust our average historical net loan charge-off rates relative to each of the above two loan pools for potential risks factors that could result in actual losses deviating from prior loss experience. Such qualitative risk factors considered are: (1) lending policies and procedures, (2) business conditions, (3) volume and nature of the loan portfolio, (4) experience, ability and depth of lending management, (5) problem loan trends, (6) quality of the Bank’s loan review system, (7) concentrations in the portfolio, (8) competition, legal, and regulatory environment and (9) collateral coverage and loan-to-value.

Loss Emergence Period for Loans Collectively Evaluated
Fourth, the general allowance related to loans collectively evaluated includes an estimate of incurred losses over an estimated loss emergence period ("LEP"). The LEP was generated utilizing a charge-off look-back analysis, which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of LEP that represents incurred losses for each loan portfolio within each portfolio segment in addition to the qualitative reserves.

Activity in the allowance for loan losses for the twelve months ended December 31, 2017, 2016 and 2015 was as follows:

Business Activities Loans	At or for the Twelve Months Ended December 31, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(124)	(189)	(226)	(162)	(701)
Recoveries on charged-off loans	49	11	65	18	143
Provision/(releases) for loan losses	967	599	797	(71)	2,292
Balance at end of period	$6,037	$2,373	$3,357	$386	$12,153
Individually evaluated for impairment	447	3	9	—	459
Collectively evaluated	5,590	2,370	3,348	386	11,694
Total	$6,037	$2,373	$3,357	$386	$12,153

Business Activities Loans	At or for the Twelve Months Ended December 31, 2016
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$4,430	$1,590	$2,747	$672	$9,439
Charged-off loans	(133)	(90)	(141)	(47)	(411)
Recoveries on charged-off loans	40	289	44	39	412
Provision/(releases) for loan losses	808	163	71	(63)	979
Balance at end of period	$5,145	$1,952	$2,721	$601	$10,419
Individually evaluated for impairment	193	173	49	9	424
Collectively evaluated	4,952	1,779	2,672	592	9,995
Total	$5,145	$1,952	$2,721	$601	$10,419

Business Activities Loans	At or for the Twelve Months Ended December 31, 2015
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$4,613	$1,277	$2,714	$365	$8,969
Charged-off loans	(667)	(395)	(70)	(487)	(1,619)
Recoveries on charged-off loans	98	54	129	23	304
Provision/(releases) for loan losses	386	654	(26)	771	1,785
Balance at end of period	$4,430	$1,590	$2,747	$672	$9,439
Individually evaluated for impairment	101	175	97	—	373
Collectively evaluated	4,329	1,415	2,650	672	9,066
Total	$4,430	$1,590	$2,747	$672	$9,439

Acquired Loans	At or for the Twelve Months Ended December 31, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	(151)	(18)	(29)	(127)	(325)
Recoveries on charged-off loans	1	—	—	—	1
Provision/(releases) for loan losses	247	34	88	127	496
Balance at end of period	$97	$16	$59	$—	$172
Individually evaluated for impairment	—	—	—	—	—
Collectively evaluated	97	16	59	—	172
Total	$97	$16	$59	$—	$172

There were no loans meeting the definition of acquired for the twelve month period ending December 31, 2016 and 2015.

Credit Quality Information

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

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the commercial portfolio, management applies a credit quality indicator and uses an internal risk rating system to categorize each loan. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss.

The following are the definitions of the Bank’s credit quality indicators:

Pass: Loans within all classes of commercial portfolio segments that are not adversely rated, are generally contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a lower risk of loss related to these loans that are considered pass.

Special mention: Loans that do not expose the Bank to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: (i) lack of expertise or inadequate loan agreement; (ii) the poor condition of or lack of control over collateral; or (iii) failure to obtain proper documentation or any other deviations from prudent lending practices.  Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidity, or liquidation of collateral is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose the Bank to sufficient risks to warrant classification.

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

Loss: Loans that the Bank classifies as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though a partial recovery may be effected in the future. Losses are taken in the period in which they are determined to be uncollectible.

The following tables present the Company’s commercial loans by risk rating at December 31, 2017 and December 31, 2016:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Grade:
Pass	$28,180	$14,695	$483,711	$376,968	$511,891	$391,663
Special mention	73	—	5,706	5,868	5,779	5,868
Substandard	639	—	15,702	20,588	16,341	20,588
Total	$28,892	$14,695	$505,119	$403,424	$534,011	$418,119

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Grade:
Pass	$194,147	$98,968	$27,046	$31,279	$42,208	$15,679	$263,401	$145,926
Special mention	1,933	2,384	63	251	157	167	2,153	2,802
Substandard	1,971	2,234	479	278	—	—	2,450	2,512
Total	$198,051	$103,586	$27,588	$31,808	$42,365	$15,846	$268,004	$151,240

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Grade:
Pass	$16,523	$—	$266,477	$—	$283,000	$—
Special mention	235	—	2,440	—	2,675	—
Substandard	23	—	7,037	—	7,060	—
Total	$16,781	$—	$275,954	$—	$292,735	$—

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Grade:
Pass	$60,300	$—	$—	$—	$43,350	$—	$103,650	$—
Special mention	5,753	—	—	—	—	—	5,753	—
Substandard	2,016	—	—	—	—	—	2,016	—
Total	$68,069	$—	$—	$—	$43,350	$—	$111,419	$—

The following table summarizes information about total loans rated Special Mention or higher as of December 31, 2017 and December 31, 2016. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2017			December 31, 2016
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$12,162	$2,156	$14,318	$6,496	$—	$6,496
Substandard accruing	10,284	7,833	18,117	20,368	—	20,368
Total classified	22,446	9,989	32,435	26,864	—	26,864
Special mention	7,913	8,429	16,342	8,669	—	8,669
Total Criticized	$30,359	$18,418	$48,777	$35,533	$—	$35,533

NOTE 6.    PREMISES AND EQUIPMENT

Year-end premises and equipment at December 31, 2017 and December 31, 2016 are summarized as follows:

(in thousands, except years)	2017	2016	Estimated Useful Life
Land	$4,849	$2,474	N/A
Buildings and improvements	48,952	27,448	5 -39 years
Furniture and equipment	6,972	8,738	3 - 7 years
Premises and equipment, gross	60,773	38,660
Accumulated depreciation and amortization	(13,065)	(15,241)

Premises and equipment, net	$47,708	$23,419

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 amounted to $3.5 million, $1.5 million and $1.7 million, respectively.

NOTE 7.    GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2017 and 2016 is as follows:

(in thousands)	2017	2016
Balance at beginning of year	$4,935	$4,935
Lake Sunapee Bank Group acquisition	95,150	—
Balance at end of year	$100,085	$4,935

In 2017, the Company completed its annual goodwill impairment testing using data as of September 30, 2017. The analysis was performed at the consolidated Bank level of the Company, which is considered the smallest reporting unit carrying goodwill. The step one analysis under the guidance of ASC 350 was passed, and therefore step two of the goodwill impairment test was not performed and no goodwill impairment was recognized for the year ended December 31, 2017. No impairment was recorded in 2016 and 2015.

The components of other intangible assets in 2017 and 2016 are as follows:

	2017
(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangible (non-maturity deposits)	$8,585	$(1,136)	$7,449
Customer list and other intangibles	1,016	(82)	934
Total	$9,601	$(1,218)	$8,383

	2016
(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangible (non-maturity deposits)	$783	$(406)	$377
Total	$783	$(406)	$377

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from eight and a half years to twelve years. Amortization expenses related to intangibles totaled $812 thousand in 2017, $92 thousand in 2016 and $92 thousand in 2015.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2017 is as follows: 2018- $827 thousand; 2019- $827 thousand; 2020- $827 thousand; 2021- $742 thousand; 2022- $734 thousand; and thereafter- $4.4 million. For the years 2017, 2016 and 2015, no impairment charges were identified for the Company's intangible assets.

NOTE 8.               DEPOSITS

A summary of time deposits at December 31, 2017 and December 31, 2016 were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Time less than $100,000	$579,856	$304,393
Time $100,000 or more	286,490	112,044
Total time deposits	$866,346	$416,437

At December 31, 2017 and December 31, 2016, the scheduled maturities by year for time deposits were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Within 1 year	$406,295	$165,296
Over 1 year to 2 years	305,895	95,728
Over 2 years to 3 years	115,878	79,306
Over 3 years to 4 years	24,459	56,717
Over 4 years to 5 years	13,685	18,145
Over 5 years	134	1,245
Total	$866,346	$416,437

Included in time deposits are brokered deposits of $428.3 million and $237.9 million at December 31, 2017 and December 31, 2016, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $49.7 million and $43.1 million at December 31, 2017 and December 31, 2016, respectively.

NOTE 9.               BORROWED FUNDS

Borrowed funds at December 31, 2017 and December 31, 2016 are summarized, as follows:

	December 31, 2017		December 31, 2016
(in thousands, except ratios)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$608,792	1.49%	$372,700	0.97%
Other borrowings	40,706	0.59	21,780	0.29
Total short-term borrowings	649,498	1.43	394,480	0.93
Long-term borrowings
Advances from the FHLB	137,190	1.72	137,116	1.59
Subordinated borrowings	38,033	4.88	—	—
Junior subordinated borrowings	5,000	4.89	5,000	4.41
Total long-term borrowings	180,223	2.47	142,116	1.69
Total	$829,721	1.66%	$536,596	1.13%

Short term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with an original maturity of less than one year. The maximum amount of short-term advances from the FHLB outstanding at month-end during 2017 and 2016 were $720.9 million and $427.1 million, respectively.  For the year ended December 31, 2017, the average short-term advances from the FHLB was $590.1 million with a weighted average rate of 1.21%.  For the year ended December 31, 2016, the average short-term advances from the FHLB was $368.4 million with a weighted average rate of 0.8%. The Bank also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended December 31, 2017 and December 31, 2016.

The Bank also has capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2017, the Bank’s available secured line of credit at the FRB was $117.1 million. The Bank has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended December 31, 2017 and December 31, 2016.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at December 31, 2017 include callable advances totaling $27.0 million, and amortizing advances totaling $683 thousand. The advances outstanding at December 31, 2016 include callable advances totaling $17.0 million, and no amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of December 31, 2017 is as follows:

	December 31, 2017
(in thousands, except rates)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2018	$608,792	1.49%
2019	104,954	1.66
2020	29,920	1.87
2021	1,633	2.32
2022	—	—
2023 and thereafter	683	2.80
Total FHLB advances	$745,982	1.53%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million due in 2023. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At December 31, 2017 and December 31, 2016 the interest rate was 5.04% and 4.41%, respectively.

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

NOTE 10.    EMPLOYEE BENEFIT PLANS

Pension Plans
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. The Plan was assumed in connection with the Lake Sunapee acquisition in 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2017, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met. The Company did not have any defined benefit pension plans prior to 2017.

The following tables set forth information about the plan for the year ended December 31, 2017:

(in thousands)	2017
Change in projected benefit obligation:
Projected benefit obligation on acquisition date	$8,642
Service cost	—
Interest cost	334
Actuarial gain	662
Benefits paid	(269)
Settlements	(349)
Projected benefit obligation at end of year	9,020
Accumulated benefit obligation	9,020

Change in fair value of plan assets:
Fair value of plan assets on acquisition date	10,622
Expected return on plan assets	1,022
Contributions by employer	—
Benefits paid	(269)
Settlements	(349)
Fair value of plan assets at end of year	11,026

Overfunded status	$(2,006)

Amounts recognized in consolidated balance sheet:
Other assets	$2,006

Net periodic pension cost is comprised of the following for the year ended December 31, 2017:

(in thousands)	2017
Interest cost	$334
Expected return on plan assets	(706)
Settlement Charge	13
Net periodic pension benefit	$(359)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2017 are as follows:

(in thousands)	2017
Actuarial loss	$346
Settlement charge	(13)
Total recognized in accumulated other comprehensive income (pre-tax)	333
Total recognized in net periodic pension cost and other comprehensive income (pre-tax)	$(26)

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $208 thousand. The Company expects to make no cash contributions to the pension trust during the 2018 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2017 were as follows:

2017
Projected benefit obligation
Discount rate	3.56%
Net periodic pension cost
Discount rate	4.09%
Long term rate of return on plan assets	7.00

The discount rate that is used in the measurement of the pension obligation is determined by comparing the expected future retirement payment cash flows of the plan to the Citigroup Above Median Double-A Curve as of the measurement date. The expected long-term rate of return on Plan assets reflects expectations of future returns as applied to the plan’s target allocation of asset classes. In estimating that rate, appropriate consideration was given to historical returns earned by equities and fixed income securities.

The Company’s overall investment strategy with respect to the Plan’s assets is to maintain assets at a level that will sufficiently cover future beneficiary obligations while achieving long term growth in assets. The Plan’s targeted asset allocation is 48% equity securities and 52% fixed-income securities primarily consisting of intermediate-term products.

The fair values for investment securities are determined by quoted prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

The fair value of the Plan's assets by category and level within fair value hierarchy are as follows at December 31, 2017:

(in thousands)	Total	Level 1	Level 2
Asset Category
Equity mutual funds:
Large-cap	$2,143	$2,143	$—
Mid-cap	612	612	—
Small-cap	613	613	—
International	1,150	1,150
Fixed income funds:
Fixed-income - core plus	3,896	3,896	—
Intermediate duration	1,316	1,316	—
Common stock	610	610	—
Common/collective trusts - large-cap	555	—	555
Cash equivalents - money market	130	130	—
Total	$11,025	$10,470	$555

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2017.

Estimated benefit payments under the Company's pension plan over the next 10 years at December 31, 2017 are as follows:

Year	Payments in Thousands
2018	$342
2019	368
2020	392
2021	422
2022	439
2023-2027	2,316

Non-qualified Supplemental Executive Retirement Plan
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

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $348 thousand.

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2017 and December 31, 2016:

(in thousands)	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,670	$3,811
Service cost	—	72
Interest cost	116	128
Actuarial loss/(gain)	16	(50)
Benefits paid	(351)	(291)
Projected benefit obligation at end of year	3,451	3,670
Accumulated benefit obligation	$3,451	$3,670

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	351	291
Benefits paid	(351)	(291)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$3,451	$3,670

Amounts recognized in consolidated balance sheet
Other liabilities	$3,451	$3,720

Net periodic benefit cost is comprised of the following for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Service cost	$—	$72
Interest cost	116	128
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	21	28
Net periodic benefit cost	$137	$228

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2017 and 2016 are as follows:

(in thousands)	2017	2016
Amortization of actuarial loss	$(21)	$(28)
Amortization of prior service credit	—	—
Actuarial loss (gain)	16	(50)
Total recognized in accumulated other comprehensive income (pre-tax)	(5)	(78)
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$132	$150

The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over then next fiscal year is a $29 thousand.

The principal actuarial assumptions used at December 31, 2017 and December 31, 2016 were as follows:

	2017	2016
Discount rate beginning of year	3.31%	3.48%
Discount rate end of year	3.13	3.31

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double-A Curve as of the measurement date.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2018	$378
2019	378
2020	293
2021	260
2022	260
2023-2036	2,778

401(k) Plan
The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21 ½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2017, 2016, and 2015 was $970 thousand, $439 thousand, and $411 thousand, respectively.

Other Plans
As a result of the acquisition of Lake Sunapee, the Company assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $7.7 million at acquisition date in January of 2017 and $8.1 million at December 31, 2017. Expense recorded in 2017 under these agreements was $581 thousand.

The Company also assumed split-dollar life insurance agreements with the acquisition of Lake Sunapee Bank with an accrued liability of $697 thousand at acquisition date in January of 2017 and $687 thousand as of year-end 2017.

NOTE 11.    INCOME TAXES

The following table summarizes the current and deferred components of income tax expense for each of the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Current:
Federal Tax Expense	$8,705	$5,189	$5,607
State Tax Expense	1,039	217	218
Total Current Expense	9,744	5,406	5,825

Deferred	2,898	470	142
Impact of federal tax reform enactment	3,988	—	—
Total Income Tax Expense	$16,630	$5,876	$5,967

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35%) to recorded income tax expense for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Tax Rate	$14,918	35.00%	$7,283	35.00%	$7,392	35.00%
Increase (Decrease) Resulting From:
State taxes, net of federal benefit	986	2.31	141	0.68	142	0.67
Tax exempt interest	(2,074)	-4.87	(1,388)	-6.67	(1,303)	-6.17
Federal tax credits	(130)	-0.30	—	—	—	—
Officers' life insurance	(538)	-1.26	(244)	-1.17	(209)	-0.99
Acquisition Costs	89	0.21	289	1.39	—	—
Stock-based compensation plans	(241)	-0.57	—	—	—	—
Impact of federal tax reform enactment	3,988	9.36	—	—	—	—
Other	(368)	-0.86	(205)	-0.99	(55)	-0.26
Effective Tax Rate	$16,630	39.02%	$5,876	28.24%	$5,967	28.25%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $7.2 million at December 31, 2017 and $6.0 million at December 31, 2016.

The significant components of deferred tax assets and liabilities at December 31, 2017 and December 31, 2016 were as follows:

	2017		2016
(in thousands)	Assets (1)	Liabilities (1)	Assets (2)	Liabilities (2)
Allowance for loan losses	$2,729	$—	$3,733	$—
Deferred compensation	3,333	—	1,018	—
Unrealized gain or loss on securities available for sale	649	—	1,144	—
Unrealized gain or loss on derivatives	853	—	968	—
Unfunded post-retirement benefits	—		219	—
Depreciation	—	1,356	—	537
Deferred loan origination costs	—	655	—	517
Other real estate owned	8	—	12	—
Non-accrual interest	273	—	215	—
Write down of impaired investments	—	—	626	—
Branch acquisition costs and goodwill	—	737	—	760
Core deposit intangible	—	1,525	82	—
Acquisition fair value adjustments	4,000	—	—	—
Prepaid expenses	—	302	—	275
Interest rate cap premium amortization	—	276	—	352
Mortgage servicing rights	—	769	—	5
Equity compensation	297	—	310	—
Prepaid pension	—	345	—	—
Contract incentives	594	—	—	—
Other	409	—	110	1
Total	$13,145	$5,965	$8,437	$2,447
_____________________________________________
(1) 2017 balances reflect a federal statutory rate of 21%
(2) 2016 balances reflect a federal statutory rate of 35%

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.
The Company is subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire and Massachusetts. The Company is no longer subject to examination by taxing authorities for years before 2014.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The Act includes several provisions that will affect the Company's federal income tax expense, including reducing the federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this rate reduction, the Company is required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which these items are expected to be recovered or settled. The re-measurement of the Company's net deferred tax asset resulted in additional 2017 income tax expense of $4.0 million.
Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.

The Company's $1.4 million deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets was recorded as a provisional amount based upon reasonable estimates. The final determination of this deferred tax liability is awaiting completion of a cost segregation analysis to determine the impact of applying accelerated tax depreciation to certain building costs, including application of the Act's new provisions for 100% bonus depreciation.
The Company made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million. There is uncertainty in applying the newly-enacted rules to existing contracts, and the Company is seeking further clarifications before completing its analysis.
The Company will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

NOTE 12.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Information about derivative assets and liabilities at December 31, 2017, follows:

		Weighted Average Maturity	Estimated Fair Value Asset (Liability)
(in thousands, except years)	Notional Amount
Cash flow hedges:
Interest rate caps agreements	$90,000	5.1	$669
Total cash flow hedges	90,000	5.1	669

Economic hedges:
Forward sale commitments	20,352	0.2	(221)
Total economic hedges	20,352	0.2	(221)

Non-hedging derivatives:
Interest rate lock commitments	19,853	0.2	(1)
Total non-hedging derivatives	19,853	0.2	(1)

Total	$130,205		$447

As of December 31, 2016, the Company had interest rate cap agreements totaling $90 million (notional amount), with a weighted average maturity of 6.1 years, and an estimated fair value of $1.7 million.

Information about derivative assets and liabilities for December 31, 2017 and December 31, 2016, follows:

	Twelve Months Ended December 31,
(in thousands)	2017	2016
Cash flow hedges:
Interest rate cap agreements
Realized in interest expense	$(257)	$(50)

Economic hedges:
Forward commitments
Realized loss in other non-interest income	(77)	—

Non-hedging derivatives:
Interest rate lock commitments
Realized loss in other non-interest income	(22)	—

Cash flow hedges
In 2014, interest rate cap agreements were purchased to limit the Bank’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three month LIBOR.  Under the terms of the agreements, the Bank paid total premiums of $4.6 million for the right to receive cash flow payments if 3-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The termination date of the agreements range from June 2, 2021 to October 21, 2024 and the unamortized premium was $4.3 million as of December 31, 2017 and $4.5 million as of December 31, 2016. The interest rate cap agreements were designated as cash flow hedges.  The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.  The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method.

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

NOTE 13. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

The Bank is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

Commitments to originate loans, including unused lines of credit, are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit policy to make such commitments as it uses for on-balance-sheet items, such as loans. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2017 and December 31, 2016:

(in thousands)	2017	2016
Commitments to originate new loans	$52,438	$41,731
Unused funds on commercial and other lines of credit	243,153	98,823
Unadvanced funds on construction and real estate loans	87,915	20,330
Standby letters of credit	486	385
Total	$383,992	$161,269

Operating Lease Obligations
The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2017.

(in thousands)	Amount
2018	$841
2019	764
2020	551
2021	378
2022	349
2023 and thereafter	577
Total	$3,460

In connection the foregoing lease obligations, in 2017, 2016 and 2015, the Company recorded $872 thousand, $352 thousand, and $394 thousand in rent expense, respectively, which is included in occupancy and equipment expense in the consolidated statements of income.

Legal Claims
Various legal claims arise from time to time in the normal course of business. As of December 31, 2017 neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of December 31, 2017.

NOTE 14. SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The actual and required capital ratios at December 31, 2017 and December 31, 2016 were as follows:

	2017
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk weighted assets	$307,305	13.73%	$179,047	8.00%	$234,999	10.50%
Common equity tier 1 capital to risk weighted assets	252,096	11.26	100,714	4.50	145,476	6.50
Tier 1 capital to risk weighted assets	272,716	12.19	134,286	6.00	179,047	8.00
Tier 1 capital to average assets	272,716	8.10	134,758	4.00	168,447	5.00

Bank
Total capital to risk weighted assets	$306,495	13.71%	$178,868	8.00%	$234,764	10.50%
Common equity tier 1 capital to risk weighted assets	288,906	12.92	100,613	4.50	145,331	6.50
Tier 1 capital to risk weighted assets	288,906	12.92	134,151	6.00	178,868	8.00
Tier 1 capital to average assets	288,906	8.58	134,702	4.00	168,378	5.00

	2016
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk weighted assets	$171,558	16.52%	$83,097	8.00%	$109,065	10.50%
Common equity tier 1 capital to risk weighted assets	155,905	15.01	46,742	4.50	67,516	6.50
Tier 1 capital to risk weighted assets	155,905	15.01	62,323	6.00	83,097	8.00
Tier 1 capital to average assets	155,905	8.94	69,722	4.00	87,152	5.00

Bank
Total capital to risk weighted assets	$173,458	16.71%	$83,031	8.00%	$108,978	10.50%
Common equity tier 1 capital to risk weighted assets	157,805	15.20	46,705	4.50	67,463	6.50
Tier 1 capital to risk weighted assets	157,805	15.20	62,273	6.00	83,031	8.00
Tier 1 capital to average assets	157,805	9.06	69,683	4.00	87,104	5.00

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-

based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

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

The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017. The buffer increased to 1.875% on January 1, 2018 and will increase to 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At December 31, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at December 31, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss at December 31, 2017 and December 31, 2016 are as follows:

(in thousands)	2017	2016
Other accumulated comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(2,741)	$(3,269)
Net unrealized loss on derivative hedges	(3,604)	(2,766)
Net unrealized loss on post-retirement plans	(950)	(622)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	1,030	1,144
Net unrealized loss on derivative hedges	1,354	968
Net unrealized loss on post-retirement plans	357	219
Accumulated other comprehensive loss	$(4,554)	$(4,326)

The following table presents the components of other comprehensive income in 2017, 2016 and 2015:

	2017
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$547	$(121)	$426
Less: reclassification adjustment for gains (losses) realized in net income	19	(7)	12
Net unrealized gain on AFS securities	528	(114)	414

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(838)	386	(452)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(838)	386	(452)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(349)	146	(203)
Less: reclassification adjustment for gains (losses) realized in net income	(21)	8	(13)
Net unrealized loss on post-retirement plans	(328)	138	(190)
Other comprehensive loss	$(638)	$410	$(228)

	2016
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(7,561)	$2,647	$(4,914)
Less: reclassification adjustment for gains (losses) realized in net income	4,498	(1,574)	2,924
Net unrealized loss on AFS securities	(12,059)	4,221	(7,838)

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(272)	95	(177)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(272)	95	(177)

Net unrealized loss on post-retirement plans:
Net unrealized gain arising during the period	62	(20)	42
Less: reclassification adjustment for gains (losses) realized in net income	(28)	10	(18)
Net unrealized gain on post-retirement plans	90	(30)	60
Other comprehensive loss	$(12,241)	$4,286	$(7,955)

	2015
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(2,031)	$710	$(1,321)
Less: reclassification adjustment for gains (losses) realized in net income	1,334	(467)	867
Net unrealized loss on AFS securities	(3,365)	1,177	(2,188)

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(1,383)	484	(899)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(1,383)	484	(899)

Net unrealized loss on post-retirement plans:
Net unrealized gain arising during the period	(11)	11	—
Less: reclassification adjustment for gains (losses) realized in net income	(38)	13	(25)
Net unrealized gain on post-retirement plans	27	(2)	25
Other comprehensive loss	$(4,721)	$1,659	$(3,062)

The following table presents the changes in each component of accumulated other comprehensive income (loss) in 2017, 2016 and 2015:

	2017
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$(2,125)	$(1,798)	$(403)	$(4,326)
Other comprehensive gain/(loss) before reclassifications	426	(452)	(203)	(229)
Less: amounts reclassified from accumulated other comprehensive income	12	—	(13)	(1)
Total other comprehensive loss	414	(452)	(190)	(228)
Balance at end of period	$(1,711)	$(2,250)	$(593)	$(4,554)

	2016
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$5,713	$(1,621)	$(463)	$3,629
Other comprehensive gain/(loss) before reclassifications	(4,914)	(177)	42	(5,049)
Less: amounts reclassified from accumulated other comprehensive income	2,924	—	(18)	2,906
Total other comprehensive loss	(7,838)	(177)	60	(7,955)
Balance at end of period	$(2,125)	$(1,798)	$(403)	$(4,326)

	2015
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$7,901	$(722)	$(488)	$6,691
Other comprehensive gain/(loss) before reclassifications	(1,321)	(899)	—	(2,220)
Less: amounts reclassified from accumulated other comprehensive income	867	—	(25)	842
Total other comprehensive loss	(2,188)	(899)	25	(3,062)
Balance at end of period	$5,713	$(1,621)	$(463)	$3,629

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2017, 2016 and 2015:

(in thousands)	2017	2016	2015	Affected Line Item where Net Income is Presented
Realized gains on AFS securities:
Before tax	$19	$4,498	$1,334	Non-interest income
Tax effect	(7)	(1,574)	(467)	Tax expense
Total reclassifications for the period	$12	$2,924	$867	Net of tax

(in thousands)	2017	2016	2015	Affected Line Item where Net Income is Presented
Realized loss on post-retirement plans:
Before tax	$(21)	$(28)	$(38)	Salaries and benefits
Tax effect	8	10	13	Tax benefit
Total reclassifications for the period	$(13)	$(18)	$(25)	Net of tax

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method:

(in thousands, except per share and share data)	2017	2016	2015
Net income	$25,993	$14,933	$15,153

Average number of basic common shares outstanding	15,183,615	9,068,624	8,970,368
Plus: dilutive effect of stock options and awards outstanding	106,795	74,029	120,018
Average number of diluted common shares outstanding	15,290,410	9,142,653	9,090,386

Anti-dilutive options excluded from earnings calculation	8,659	90,249	129,198

Earnings per share:
Basic	$1.71	$1.65	$1.69
Diluted	$1.70	$1.63	$1.67

NOTE 15.    STOCK-BASED COMPENSATION PLANS

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 (the “ISOP”) for its officers and employees, which provided for the issuance of up to 1,012,500 shares of common stock. The purchase price of the stock covered by each option must be at least 100% of the trading value on the date such option was granted. Vesting terms ranged from three to seven years. According to the ISOP no option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

On May 19, 2009, the shareholders of the Company approved the adoption of the 2009 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2009 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2009 Plan over the 10 year period in which the plan will be in place is 393,750 shares of common stock, provided that no more than 168,750 shares of such stock can be awarded in the form of restricted stock or restricted stock units, as further described in the 2009 Plan. The 2009 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2009 Plan, subject to the discretion of the administrator and the terms of the 2009 Plan. The maximum stock award granted to one individual may not exceed 45,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.  No grants were made after May 18, 2015 pursuant to this plan.

On May 19, 2015, the shareholders of the Company approved the adoption of the 2015 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2015 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2015 Plan over the 10 year period in which the plan will be in place is 420,000 shares of common stock. The 2015 Plan is administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan, subject to the discretion of the administrator and the terms of the 2015 Plan. The maximum stock award granted to one individual may not exceed 30,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year. According to the 2015 Plan no shares shall be granted after May 19, 2019, ten years after the effective date of the 2015 Plan.  As of December 31, 2017 there were 185,223 shares available for grant under this plan.

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

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2017, 2016, and 2015:

(in thousands)	2017	2016	2015
Stock options and restricted stock awards	$399	$543	$306
Performance stock units	290	304	376
Restricted stock units	585	431	134
Total compensation expense	$1,274	$1,278	$816

The total tax benefit recognized associated with stock options and restricted stock awards for the years ended 2017, 2016 and 2015 were $308 thousand, $274 thousand and $135 thousand, respectively. The total tax benefit recognized associated with restricted stock units and performance stock units for the years ended 2017, 2016 and 2015 was $423 thousand, $320 thousand, and $214 thousand, respectively.

There were no stock option grants during 2017 and 2016.  The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31, 2015:

2015
Risk free interest rate	1.16%
Expected market volatility factor for the Company's stock	41.22%
Dividend yield	3.07%
Expected life of the options (years)	6.0
Options granted	125,269
Estimated fair value of options granted	$6.49

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

Stock Option and Restricted Stock Awards Activity: A summary combined status of the stock option and restricted stock awards as of December 31, 2017 and 2016, and changes during the year then ended is presented below:

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	236,763	$17.99
Granted	—	—
Exercised	(55,725)	15.19
Forfeited	(11,117)	17.38
Outstanding at December 31, 2017	169,921	$18.95	$1,370

Ending vested and expected to vest December 31, 2017	169,921	$18.95	$1,370
Exercisable at December 31, 2017	100,317	$18.66	$838

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2016	344,159	$17.56
Granted	—	—
Exercised	(85,085)	16.10
Forfeited	(22,311)	18.49
Outstanding at December 31, 2016	236,763	$17.99	3,213

Ending vested and expected to vest December 31, 2016	234,709	$18.04	3,173
Exercisable at December 31, 2016	90,807	$16.08	1,406

Restricted Stock Awards	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	—	—
Awarded	8,004	$29.96
Vested	(8,004)	29.96
Forfeited	—	—
Outstanding at December 31, 2017	—	$—

Restricted Stock Awards	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	—	—
Awarded	5,190	$28.86
Vested	(5,190)	28.86
Forfeited	—	—
Outstanding at December 31, 2016	—	$—

The intrinsic value of the options exercised for the years ended December 31, 2017, 2016, and 2015, was approximately $748 thousand, $760 thousand and $708 thousand, respectively.

As of December 31, 2017, there was approximately $64 thousand of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next six years, with a weighted average recognition period of 1.06 years.

Performance Stock Units
During 2017, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company ranging from zero to 19,973 shares, based on the Company’s performance compared to peers. The performance shares granted had a weighted average fair value of $26.74 at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at approximately 20.71% of the target 13,318 shares, or 2,758 shares.

During 2016, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company ranging from zero to 20,949 shares, based on the Company’s performance compared to peers. The performance shares granted had a weighted average fair value of $21.02 at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 129.86% of the target 13,969 shares, or 18,140 shares.

The following table summarizes performance units at target as of December 31, 2017 and 2016:

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	34,246	$21.25
Awarded	17,711	26.74
Vested	(15,121)	18.84
Forfeited	(3,209)	21.51
Outstanding at December 31, 2017	33,627	$25.21

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	36,525	$18.49
Awarded	20,351	21.02
Vested	(20,899)	16.09
Forfeited	(1,731)	22.40
Outstanding at December 31, 2016	34,246	$21.25
Restricted Stock Units
During 2017 and 2016, restricted stock units were granted to certain executive officers and senior vice presidents. The restricted shares granted were valued between $26.86 and $30.93 for 2017 and between $22.95 and $24.57 for 2016 the fair market value at the date of grant and vest annually over three years.

The following table summarizes restricted stock units activity in 2017 and 2016:

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	40,681	$22.03
Granted	57,561	28.48
Vested and exercised	(12,667)	21.49
Forfeited	(11,407)	25.43
Outstanding at December 31, 2017	74,168	$26.60

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	38,098	$20.64
Granted	17,500	23.20
Vested and exercised	(12,174)	19.34
Forfeited	(2,743)	22.10
Outstanding at December 31, 2016	40,681	$22.03

As of December 31, 2017, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock units and performance stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

NOTE 16.     FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$6,972	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	—	443,003	—	443,003
US Government agency	—	95,596	—	95,596
Private label	—	674	—	674
Obligations of states and political subdivisions thereof	—	140,200	—	140,200
Corporate bonds	—	30,797	—	30,797
Derivative assets	—	669	—	669
Derivative liabilities	—		(222)	(222)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities:
US Government-sponsored enterprises	—	328,452	—	328,452
US Government agency	—	76,906	—	76,906
Private label	—	1,132	—	1,132
Obligations of states and political subdivisions thereof	—	122,366	—	122,366
Corporate bonds	—	—	—	—
Derivative assets	—	1,748	—	1,748
Derivative liabilities	—	—	—	—

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2017.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
December 31, 2016	0	0
Acquisition of Lake Sunapee Bank, January 13, 2017	$96	$23
Goodwill adjustment Lake Sunapee Bank Merger	(75)	(167)
Realized (loss) recognized in non-interest income	(22)	(77)
December 31, 2017	$(1)	$(221)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(in thousands, except ratios)	Fair Value December 31, 2017	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$(1)	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(221)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(222)

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2016.

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements as of December 31, 2017 and December 31, 2016. There are no liabilities measured at fair value on a non-recurring basis.

	December 31, 2017	December 31, 2016	December 31, 2017	Fair Value Measurement Date as of December 31, 2017
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$10,793	$6,709	$(231)	December 2017
Capitalized servicing rights	4,158	5	—	December 2017
Other real estate owned	122	90	—	Jan 2017 - Mar 2017
Total	$15,073	$6,804	$(231)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2017 and December 31, 2016 is as follows:

	Fair Value
(in thousands, except ratios)	December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$8,586	Fair value of collateral - appraised value	Loss severity	15.7% to 45.28%
			Appraised value	$100 to $7,545

Impaired loans	2,207	Discounted cash flow	Discount rate	2.63% to 9.50%
			Cash flows	$6 to $320

Capitalized servicing rights	4,158	Discounted cash flow	Constant prepayment rate (CPR)	10.97%
			Discount rate	10.10%

Other real estate owned	122	Fair value of collateral	Appraised value	$122
Total	$15,073

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands, except ratios)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$3,268	Fair value of collateral - appraised value	Loss severity	0% to 51%
			Appraised value	$0 to $1,732

Impaired loans	3,441	Discount cash flow	Discount rate	3.25% to 18.25%
			Cash flows	$6 to $861

Capitalized servicing rights	5	Discounted cash flow	Constant prepayment rate (CPR)	17.09%
			Discount rate	7.55%

Other real estate owned	90	Fair value of collateral	Appraised value	$120
Total	$6,804
______________________________________

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2017 and December 31, 2016.

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

Summary of Estimated Fair Values of Financial Instruments
The following table represents estimated fair values, and related carrying amounts of the Company’s financial instruments as of December 31, 2017 and December 31, 2016. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$90,685	$90,685	$90,685	$—	$—
Securities available for sale	717,242	717,242	—	717,242	—
FHLB bank stock	38,105	38,105	—	38,105	—
Net loans	2,473,288	2,433,557	—	—	2,433,557
Accrued interest receivable	3,347	3,347	—	3,347	—
Cash surrender value of bank-owned life insurance policies	57,997	57,997	—	57,997	—
Derivative assets	669	669	—	669	—

Financial Liabilities
Total deposits	$2,352,085	$2,348,574	$—	$2,348,574	$—
Securities sold under agreements to repurchase	40,706	40,680	—	40,680	—
Federal Home Loan Bank advances	745,982	744,006	—	744,006	—
Subordinated borrowings	38,033	38,033	—	38,033	—
Junior subordinated borrowings	5,000	3,782	—	3,782	—
Derivative liabilities	(222)	(222)	—	—	(222)

	December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$8,439	$8,439	$8,439	$—	$—
Securities available for sale	528,856	528,856	—	528,856	—
FHLB bank stock	25,331	25,331	—	25,331	—
Net loans	1,118,645	1,100,601	—	—	1,100,601
Accrued interest receivable	6,051	6,051	—	6,051	—
Cash surrender value of bank-owned life insurance policies	24,450	24,450	—	24,450	—
Derivative assets	1,748	1,748	—	1,748	—

Financial Liabilities
Total deposits	$1,050,300	$1,048,932	$—	$1,048,932	$—
Securities sold under agreements to repurchase	21,780	21,773	—	21,773	—
Federal Home Loan Bank advances	509,816	509,793	—	509,793	—
Subordinated borrowings	—	—	—	—	—
Junior subordinated borrowings	5,000	3,560	—	3,560	—
Derivative liabilities	—	—	—	—	—

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.

FHLB bank stock and restricted securities. Carrying value approximates fair value based on the redemption provisions of the issuers.

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

NOTE 17.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2017 and 2016, and the condensed statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
Assets
Cash due from Bar Harbor Bank and Trust	$2,400	$1,302
Investment in subsidiaries	392,073	158,967
Premises and equipment	687	687
Other assets	939	137
Total assets	$396,099	$161,093

Liabilities and Shareholders Equity
Subordinated notes	$38,033	$—
Accrued expenses	3,425	4,353
Shareholders equity	354,641	156,740
Total Liabilities and shareholders equity	$396,099	$161,093

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2017	2016	2015
Income:
Dividends from subsidiaries	$13,907	$6,473	$5,407
Other	25	—	—
Total income	13,932	6,473	5,407
Interest expense	1,857	—	—
Non-interest expense	2,979	2,949	2,183
Total expense	4,836	2,949	2,183
Income before taxes and equity in undistributed income of subsidiaries	9,096	3,524	3,224
Income tax benefit	(1,210)	(1,029)	(657)
Income before equity in undistributed income of subsidiaries	10,306	4,553	3,881
Equity in undistributed income of subsidiaries	15,687	10,380	11,272

Net income	$25,993	$14,933	$15,153

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$25,993	$14,933	$15,153
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(15,687)	(10,380)	(11,272)
Other, net	(312)	1,336	854
Net cash provided by operating activities	9,994	5,889	4,735

Cash flows from investing activities:
Acquisitions, net of cash paid	1,939	—	—
Purchase of securities	—	—	—
Other, net	—	(1)	(1)
Net cash provided by/(used in) investing activities	1,939	(1)	(1)

Cash flows from financing activities:
Proceed from issuance of short term debt	—	—	—
Net proceeds from common stock	—	—	—
Net proceeds from reissuance of treasury stock	686	1,073	1,103
Common stock cash dividends paid	(11,505)	(6,577)	(6,040)
Other, net	(16)	—	—
Net cash used in financing activities	(10,835)	(5,504)	(4,937)

Net change in cash and cash equivalents	1,098	384	(203)

Cash and cash equivalents at beginning of year	1,302	918	1,121

Cash and cash equivalents at end of year	$2,400	$1,302	$918

NOTE 18.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows during 2017 and 2016:

	2017
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$30,156	$30,063	$29,665	$26,185
Interest expense	6,660	6,585	5,856	4,813
Net interest income	23,496	23,478	23,809	21,372
Non-interest income	6,518	6,960	6,558	5,946
Total revenue	30,014	30,438	30,367	27,318
Provision for loan losses	597	660	736	795
Non-interest expense	14,263	17,586	20,046	20,831
Income before income taxes	15,154	12,192	9,585	5,692
Income tax expense	8,545	3,575	3,029	1,481
Net income	$6,609	$8,617	$6,556	$4,211

Basic earnings per share	$0.43	$0.56	$0.43	$0.29

Diluted earnings per share	$0.43	$0.56	$0.42	$0.29

Weighted average shares outstanding:
Basic	15,437	15,420	15,393	14,471
Diluted	15,537	15,511	15,506	14,591

	2016
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$14,846	$14,123	$14,354	$14,164
Interest expense	3,189	3,124	2,972	2,828
Net interest income	11,657	10,999	11,382	11,336
Non-interest income	2,035	3,372	3,614	3,328
Total revenue	13,692	14,371	14,996	14,664
Provision for loan losses	225	139	150	465
Non-interest expense	10,457	8,750	8,731	7,997
Income before income taxes	3,010	5,482	6,115	6,202
Income tax expense	426	1,850	1,804	1,796
Net income	$2,584	$3,632	$4,311	$4,406

Basic earnings per share	$0.28	$0.40	$0.48	$0.49

Diluted earnings per share	$0.28	$0.40	$0.47	$0.48

Weighted average shares outstanding:
Basic	9,096	9,064	9,032	9,014
Diluted	9,215	9,162	9,129	9,122

NOTE 19. SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2017 and through the date the financial statements are available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on its assessment, management believes that as of December 31, 2017, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting: No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares:

Opinion on the Internal Control Over Financial Reporting
We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management Report on Effectiveness of Internal Control Over Financial Reporting and Compliance with Designated Laws and Regulations”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Boston, Massachusetts
March 13, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2017 fiscal year (hereinafter the “Proxy”) and is incorporated herein by reference.

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

Code of Conduct: Information required by Item 406 of Regulation S-K will appear under the heading “GOVERANCE PRINCIPALS AND RELATED MATTERS” – “Code of Conduct” contained in the Company’s Proxy and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS and COMPENSATION OF DIRECTORS,” in the Company’s Proxy, which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Information required by Item 201(d) of Regulation S-K appears in this Report as Part II, Item 5, under the heading “Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities” “Incentive Stock Option Plan,” which information is incorporated herein by reference.

Information required by Item 403 of Regulation S-K will appear under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS” in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K will appear under the headings “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” and "GOVERNANCE PRINCIPLES AND RELATED MATTERS"-"Board Independence" in the Company’s Proxy, which information is incorporated herein by reference.

Information required by Section 407(a) of Regulation S-K will appear under the headings "DIRECTORS AND EXECUTIVE OFFICERS"- “Directors and Nominees” and “CORPORATE GOVERNANCE”-“Board of Directors” in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES,” in the Company’s Proxy, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the commission on November 5, 2015 (Commission File No. 00113349).

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.5	Description of Company Common Stock	Incorporated by reference to Form 8-K, Items 8.01 and 9.01, Exhibit 99.1, filed August 7, 2015 (Commission File No. 00113349).

10.1	Employment Agreement by and between William J. McIver, Bar Harbor Bankshares and Bar Harbor Bank & Trust, dated May 5, 2016.	Incorporated by reference to Form 8-K, 8.01, Exhibit 10.2, filed May 9, 2016 (Commission File No. 00113349).

11.1	Statement of re computation of per share earnings	Statement of re computation of per share earnings is provided in Note 1 to the Consolidated Financial Statements in this Report

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2018            /s/ Curtis C. Simard
Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ David B. Woodside David B. Woodside, Chairman, Board of Directors	/s/ Curtis C. Simard Curtis C. Simard, Director President & Chief Executive Officer
/s/ Daina H. Belair Daina H. Belair, Director	/s/ Josephine Iannelli Josephine Iannelli EVP, Chief Financial Officer and Principal Accounting Officer
/s/ Matthew L. Caras Matthew Caras, Director	/s/ Lauri E. Fernald Lauri E. Fernald, Director
/s/ David M. Colter David M. Colter, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director
/s/ Steven H. Dimick Steven H. Dimick, Director	/s/ Stephen R. Theroux Stephen R. Theroux, Director
/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director
/s/ Stephen W. Ensign Stephen W. Ensign, Director