Form 10-Q
period 2018-03-31
BAR HARBOR BANKSHARES
filed 2018-05-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The Registrant had 15,486,087 shares of common stock, par value $2.00 per share, outstanding as of May 4, 2018.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$35,088	$34,262
Interest-bearing deposit with the Federal Reserve Bank	12,725	56,423
Total cash and cash equivalents	47,813	90,685
Securities available for sale, at fair value	718,559	717,242
Federal Home Loan Bank stock	38,105	38,105
Total securities	756,664	755,347
Commercial real estate	824,721	826,746
Commercial and industrial	387,205	379,423
Residential real estate	1,132,977	1,155,682
Consumer	119,516	123,762
Total loans	2,464,419	2,485,613
Less: Allowance for loan losses	(12,679)	(12,325)
Net loans	2,451,740	2,473,288
Premises and equipment, net	48,464	47,708
Other real estate owned	216	122
Goodwill	100,085	100,085
Other intangible assets	8,152	8,383
Cash surrender value of bank-owned life insurance	58,433	57,997
Deferred tax assets, net	9,627	7,180
Other assets	29,793	24,389
Total assets	$3,510,987	$3,565,184

Liabilities
Demand and other non-interest bearing deposits	$342,192	$349,055
NOW deposits	448,992	466,610
Savings deposits	361,591	364,799
Money market deposits	303,777	305,275
Time deposits	884,848	866,346
Total deposits	2,341,400	2,352,085
Senior borrowings	742,198	786,688
Subordinated borrowings	43,018	43,033
Total borrowings	785,216	829,721
Other liabilities	32,214	28,737
Total liabilities	3,158,830	3,210,543
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at March 31, 2018 and December 31, 2017, respectively	32,857	32,857
Additional paid-in capital	186,969	186,702
Retained earnings	150,701	144,977
Accumulated other comprehensive loss	(13,156)	(4,554)
Less: cost of 969,352 and 985,532 shares of treasury stock at March 31, 2018 and December 31, 2017, respectively	(5,214)	(5,341)
Total shareholders’ equity	352,157	354,641
Total liabilities and shareholders’ equity	$3,510,987	$3,565,184

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Interest and dividend income
Loans	$25,126	$21,194
Securities and other	5,651	4,991
Total interest and dividend income	30,777	26,185
Interest expense
Deposits	3,985	2,210
Borrowings	3,634	2,603
Total interest expense	7,619	4,813
Net interest income	23,158	21,372
Provision for loan losses	795	795
Net interest income after provision for loan losses	22,363	20,577
Non-interest income
Trust and investment management fee income	2,962	2,864
Insurance brokerage service income	—	364
Customer service fees	2,224	1,773
Bank-owned life insurance income	446	399
Other income	606	546
Total non-interest income	6,238	5,946
Non-interest expense
Salaries and employee benefits	10,989	10,321
Occupancy and equipment	3,073	2,666
Loss on premises and equipment, net	—	95
Outside services	560	597
Professional services	433	440
Communication	180	368
Amortization of intangible assets	207	180
Acquisition, conversion and other expenses	335	3,112
Other expenses	3,075	3,052
Total non-interest expense	18,852	20,831

Income before income taxes	9,749	5,692
Income tax expense	1,937	1,481
Net income	$7,812	$4,211

Earnings per share:
Basic	$0.51	$0.29
Diluted	$0.50	$0.29

Weighted average common shares outstanding:
Basic	15,448	14,471
Diluted	15,553	14,591

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$7,812	$4,211
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available-for-sale	(10,702)	1,095
Changes in unrealized loss on derivative hedges	654	(338)
Changes in unrealized loss on pension	41	34
Income taxes related to other comprehensive income (loss):
Changes in unrealized loss on securities available-for-sale	2,550	(327)
Changes in unrealized loss on derivative hedges	(155)	198
Changes in unrealized loss on pension	(10)	2
Total other comprehensive (loss) income	(7,622)	664
Total comprehensive income	$190	$4,875

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	4,211	—	—	4,211
Other comprehensive loss	—	—	—	664	—	664
Total comprehensive income	—	—	4,211	664	—	4,875
Cash dividends declared ($0.19 per share)	—	—	(2,870)	—	—	(2,870)
Acquisition of Lake Sunapee Bank Group	8,328	173,591	—	—	—	181,919
Net issuance (23,288) to employee stock plans, including related tax effects	—	130	—	—	199	329
Three-for-two stock split	10,952	(10,952)	(16)	—	—	(16)
Recognition of stock based compensation	—	71	—	—	—	71
Balance at March 31, 2017	$32,857	$185,867	$131,814	$(3,662)	$(5,828)	$341,048

Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641

Comprehensive income:
Net income	—	—	7,812	—	—	7,812
Other comprehensive loss	—	—	—	(7,622)	—	(7,622)
Total comprehensive income	—	—	7,812	(7,622)	—	190
Cash dividends declared ($0.56 per share)	—	—	(2,884)	—	—	(2,884)
Net issuance (16,180 shares) to employee stock plans, including related tax effects	—	(112)	—	—	127	15
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	379	—	—	—	379
Balance at March 31, 2018	$32,857	$186,969	$150,701	$(13,156)	$(5,214)	$352,157

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$7,812	$4,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	795	795
Net amortization of securities	1,059	1,235
Deferred tax benefit	—	(237)
Change in unamortized net loan costs and premiums	368	(29)
Premises and equipment depreciation and amortization expense	841	838
Stock-based compensation expense	379	71
Accretion of purchase accounting entries, net	(704)	(606)
Amortization of other intangibles	207	180
Income from cash surrender value of bank-owned life insurance policies	(446)	(399)
Loss on premises and equipment, net	—	95
Net change in other	(1,444)	(5,152)
Net cash provided by operating activities	8,867	1,002

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of securities available for sale	23,350	30,208
Purchases of securities available for sale	(36,428)	(81,574)
Net change in loans	21,033	(16,388)
Purchase of loans	—	(18,621)
Purchase of Federal Home Loan Bank stock	—	(5,624)
Purchase of premises and equipment, net	(1,595)	(1,652)
Acquisitions, net of cash (paid) acquired	—	39,537
Proceeds from sale of other real estate	—	81
Net cash provided by/(used in) investing activities	6,360	(54,033)

Cash flows from financing activities:
Net decrease in deposits	(10,740)	(26,495)
Net change in short-term advances from the Federal Home Loan Bank	(50,511)	141,555
Net change in long term advances from the Federal Home Loan Bank	6,021	(18,513)
Net change in securities sold repurchase agreements	—	(7,372)
Exercise of stock options	15	313
Common stock cash dividends paid	(2,884)	(2,870)
Net cash (used in)/provided by financing activities	(58,099)	86,618

Net change in cash and cash equivalents	(42,872)	33,587
Cash and cash equivalents at beginning of year	90,685	8,439
Cash and cash equivalents at end of year	$47,813	$42,026

	Three Months Ended March 31,
(in thousands)	2018	2017
Supplemental cash flow information:
Interest paid	$7,740	$4,795
Income taxes paid, net	45	296

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,454,076
Liabilities assumed	—	1,406,672

Other non-cash changes:
Real estate owned acquired in settlement of loans	94	32

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.          BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company” or “Bar Harbor”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include the accounts of the Company, its wholly-owned subsidiary Bar Harbor Bank & Trust (the "Bank") and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company's Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation.  The reclassifications had no impact on net income in the Company’s consolidated income statement.

Tax Cuts and Jobs Act

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $4.0 million. The final impact of the Tax Act may differ from these estimates as a result of changes in management's interpretations and assumptions, as well as new guidance issued by the Internal Revenue Service.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates (ASU") that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2018
ASU 2014-09, Revenue from Contracts with Customers
This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry topics of the Codification. The core principle of the ASU is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU may be adopted either retrospectively or on a modified retrospective basis.
January 1, 2018
The Company adopted this ASU as of January 1, 2018, upon completion of an analysis to identify all revenue streams within the scope of this accounting guidance. After reviewing the related contracts as prescribed by the five steps within this ASU, one contract resulted in recognition of a $241,000 liability with a $184,000 impact to retained earnings net of tax. The remaining changes had no material impact on the consolidated financial statements. See below for more detail and transitional disclosures.

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
January 1, 2018
The Company adopted this ASU as of January 1, 2018, although it did not have any equity securities that would be in scope of this ASU. However, the Company is subject to the exit notion pricing required in fair value disclosures and after calculating the fair value, the Company had no material impact to its consolidated financial statements.

ASU-2018-03, Technical Corrections and Improvements to Financial Instruments
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This ASU amends Topic 230, Statement of Cash Flows, and provides clarification with respect to classification within the statement of cash flows where current guidance is unclear or silent. The ASU should be adopted retrospectively. If it is impractical to apply the guidance retrospectively for an issue, the amendments related to the issue would be applied prospectively.
		January 1, 2018	The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
ASU 2017-07, Compensation- Retirement Benefits
This ASU amends Topic 715, Retirement Benefits, and provides more prescriptive guidance around the presentation of net period pension and postretirement benefit cost in the income statement. The amendment requires the service cost component be disaggregated from other components of net periodic benefit cost in the income statement.
		January 1, 2018	The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2018 (continued)
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
		January 1, 2018	The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
January 1, 2019
The Company adopted this ASU as of March 31, 2018. The effect of the reclassification resulted in an increase to retained earnings and a decrease to accumulated other comprehensive income of $980,000 with zero net effect on total stockholders' equity.

ASU 2018-05, Income Taxes (Topic 740) SEC Amendments		Early adoption is permitted.
Standard	Description	Required Date of Adoption	Effect on financial statements
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
January 1, 2019
The Company is currently evaluating its operating lease arrangement under this ASU. Early indications suggest the Company will need to recognize right-of-use assets and lease liabilities for most of its operating lease commitments.

ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842

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
January 1, 2020
Adoption of this ASU is expected to primarily change how the Company estimates credit losses with the application of the expected credit loss model. In addition, the Company expects the ASU to change the presentation of credit losses for AFS debt securities through an allowance method rather than as a direct write-off. The Company is in the process of evaluating loan loss estimation models to comply with the guidance under this ASU, which may result in a higher credit loss estimate.

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

TRANSITIONAL DISCLOSURES FOR RECENTLY ADOPTED ACCOUNTING PROUNOUNCEMENTS

Adoption of "ASC 606", Revenue from Contracts with Customers

The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the adoption, including trust and investment management fees, financial services fees, interchange fees, customer deposit fees, and other customer service fees. Based on this assessment, the Company concluded that Accounting Standards Codification ("ASC") 606 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense is now recorded as contra-revenue, and vice versa). These classification changes resulted in immaterial changes to both revenue and expense. These changes did not have a material effect to non-interest income or expense. Additionally, the Company reviewed deferred revenue from benefits received under various incentive contracts. The Company noted one contract was significantly impacted by the adoption, which the related financial impact and details are reflected in the tables below.

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient in paragraph ASC 606-10-65-1-(f)-(3), which did not have a material effect on the cumulative impact of adopting ASC 606. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605).

The adoption effected the Company's accounting for deferred revenue related to an upfront incentive received in connection with a co-branding agreement. The incentive, which was previously amortized over the life of the contract is now constrained by a termination penalty based on future customer transaction volume. As a result, the remaining deferred liability was re-established to its original value, which increased deferred tax assets by $57 thousand and reduced retained earnings by $184 thousand. Operating results during the first quarter were not effected.

Financial Statement Impact

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Balance Sheet
Other Assets	$24,389	$57	$24,446
Other Liabilities	28,737	241	28,978
Retained Earnings	144,977	(184)	144,793

The impact of the adoption on our consolidated March 31, 2018 balance sheet was as follows:

(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Balance Sheet
Other Assets	$29,793	$29,736	$57
Other Liabilities	32,214	28,694	254
Retained Earnings	150,701	150,885	(184)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

Three Months Ended March 31,
(in thousands)	2018
Major Products/Service Lines
Trust management fees	$2,741
Financial services fees	221
Interchange fees	1,024
Customer deposit fees	979
Other customer service fees	221
Total	$5,186

Three Months Ended March 31,
(in thousands)	2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$2,351
Products and services transferred over time	2,835
Total	$5,186

Trust Management Fees
The trust management business generates revenue through a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. Revenue from these services are generally recognized over time and is typically based on a time elapsed measure of progress. Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

Financial Services Fees
Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker dealer offering securities and insurance products not affiliated with the Company or its subsidiaries. The Company has a revenue sharing agreement with Infinex for any financial service fee income generated. Financial services fees are recognized at a point in time upon the completion of monthly service requirements.

Interchange Fees
The Company earns interchange fees from transaction fees that merchants pay whenever a customer uses a debit card to make a purchase from their store. The fees are paid to the card-issuing bank to cover handling costs, fraud, bad debt costs and the risk involved in approving the payment. Interchange fees are generally recognized as revenue at a point in time upon the completion of a debit card transaction.

Customer Deposit Fees
The Customer Deposit business offers a variety of deposit accounts with a range of interest rates, fee schedules and other terms, which are designed to meet the customer's financial needs. Additional depositor related services provided to customers include ATM, bank-by-phone, internet banking, internet bill pay, mobile banking, and other cash management services which include remote deposit capture, ACH origination, and wire transfers. These customer deposit fees are generally recognized by the Company at a point in time upon the completion of the service.

Other Customer Service Fees
The Company has certain incentive and referral fee arrangements with independent third parties in which fees are earned for new account activity, product sales, or transaction volume generated for the respective third parties. The Company also earns a percentage of the fees generated from third party credit card plans promoted through the Bank. Revenue from these incentive and referral fee arrangements are recognized over time using the right to invoice measure of progress.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires the Company to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients which limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for: (1) contracts with an original expected length of one year or less, (2) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed or (3) variable consideration allocated entirely to a wholly unsatisfied performance obligation for which consideration is allocated in accordance with paragraph 606-10-32-40. All revenue accounted for under the scope of ASC 606 meets one of these three criteria.

Contract Balances from Contracts with Customers

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(in thousands)	Balance at March 31, 2018	Balance at December 31, 2017
Balances from contracts with customers only:
Other Assets	$4,175	$972
Other Liabilities	3,774	342

The timing of revenue recognition, billings and cash collections results in receivables, contract assets and contract liabilities on the consolidated balance sheets. For most customer contracts, fees are deducted directly from customer accounts and, therefore, there is no associated impact on the accounts receivable balance. For certain types of service contracts, the Company has an unconditional right to consideration under the service contract and an accounts receivable balance is recorded for services completed. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Costs to Obtain and Fulfill a Contract
The Company currently expenses contract costs for processing and administrative fees for debit card transactions. The Company also expenses custody fees and transactional costs associated with securities transactions as well as third party tax preparation fees. Due to the period being less than one year, the Company will apply the practical expedient in paragraph 340-40-25-4, whereby the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets the Company otherwise would have recognized is one year or less.

NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6,982	$1	$6	$6,977
Mortgage-backed securities:
US Government-sponsored enterprises	459,601	838	11,264	449,175
US Government agency	92,286	275	2,165	90,396
Private label	484	137	5	616
Obligations of states and political subdivisions thereof	136,244	1,079	2,046	135,277
Corporate bonds	36,405	161	448	36,118
Total securities available for sale	$732,002	$2,491	$15,934	$718,559

December 31, 2017
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6,967	$5	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	447,081	1,738	5,816	443,003
US Government agency	96,357	413	1,174	95,596
Private label	529	150	5	674
Obligations of states and political subdivisions thereof	138,522	2,407	729	140,200
Corporate bonds	30,527	323	53	30,797
Total securities available for sale	$719,983	$5,036	$7,777	$717,242

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at March 31, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$7,012	$7,007
Over 1 year to 5 years	15,718	15,521
Over 5 years to 10 years	46,614	46,574
Over 10 years	110,287	109,270
Total bonds and obligations	179,631	178,372
Mortgage-backed securities	552,371	540,187
Total securities available for sale	$732,002	$718,559

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2018
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6	$3,978	$—	$—	$6	$3,978
Mortgage-backed securities:
US Government-sponsored enterprises	5,388	267,678	5,876	117,825	11,264	385,503
US Government agency	1,168	49,816	997	28,727	2,165	78,543
Private label	—	1	5	56	5	57
Obligations of states and political subdivisions thereof	475	39,618	1,571	26,759	2,046	66,377
Corporate bonds	448	25,549	—	—	448	25,549
Total securities available for sale	$7,485	$386,640	$8,449	$173,367	$15,934	$560,007

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

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three months ended March 31, 2018 and 2017 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended March 31,
	2018	2017
Estimated credit losses as of prior year end	$1,697	$1,697
Reductions for securities paid off during the period	—	—
Estimated credit losses at end of the period	$1,697	$1,697

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion for the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at March 31, 2018:

Obligations of US Government-sponsored enterprises
At March 31, 2018, 1 out of the total 2 securities in the Company’s portfolios of AFS US Government sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 0.1% of the amortized cost of securities in unrealized loss positions.The Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the contractual cash flows of all of the Company’s US government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government-sponsored enterprises
At March 31, 2018, 455 out of the total 781 securities in the Company’s portfolios of AFS US Government sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.8% of the amortized cost of securities in unrealized loss positions.The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency
At March 31, 2018, 117 out of the total 203 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 2.7% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label
At March 31, 2018, 6 of the total 26 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 7.9% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
At March 31, 2018, 122 of the total 262 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
At March 31, 2018, 9 out of the total 16 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 1.7% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

Visa Class B Common Shares
The Company was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for all reporting periods since 2008. At March 31, 2018, the Company owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.648 (or 19,158 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

NOTE 3.    LOANS

The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans includes commercial construction and land development and other commercial real estate loans. Commercial and industrial loans includes loans to commercial businesses, agricultural, and tax exempt loans. Residential real estate loans consists of mortgages for 1-4 family housing. Consumer loans include home equity loans and other installment lending.

The Company’s lending activities are principally conducted in Maine, New Hampshire, and Vermont.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Lake Sunapee Bank Group. The following is a summary of total loans:

	March 31, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$31,073	$14,800	$45,873	$28,892	$16,781	$45,673
Other commercial real estate	512,093	266,755	778,848	505,119	275,954	781,073
Total Commercial Real Estate	543,166	281,555	824,721	534,011	292,735	826,746

Commercial and Industrial:
Other Commercial	210,304	65,198	275,502	198,051	68,069	266,120
Agricultural	26,309	—	26,309	27,588	—	27,588
Tax exempt	43,092	42,302	85,394	42,365	43,350	85,715
Total Commercial and Industrial	279,705	107,500	387,205	268,004	111,419	379,423

Total Commercial Loans	822,871	389,055	1,211,926	802,015	404,154	1,206,169

Residential Real Estate:
Residential mortgages	588,465	544,512	1,132,977	591,411	564,271	1,155,682
Total Residential Real Estate	588,465	544,512	1,132,977	591,411	564,271	1,155,682

Consumer:
Home equity	52,100	57,766	109,866	51,376	62,217	113,593
Other consumer	7,580	2,070	9,650	7,828	2,341	10,169
Total Consumer	59,680	59,836	119,516	59,204	64,558	123,762

Total Loans	$1,471,016	$993,403	$2,464,419	$1,452,630	$1,032,983	$2,485,613

The carrying amount of the acquired loans at March 31, 2018 totaled $993.4 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $12.1 million (and a note balance of $16.6 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at acquisition date had a carrying amount of $981.3 million as of March 31, 2018.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$3,509	$—
Acquisitions	—	3,398
Reclassification from nonaccretable difference for loans with improved cash flows	199	—
Changes in expected cash flows that do not affect the nonaccretable difference	—	—
Reclassification to troubled debt restructurings	—	—
Accretion	(361)	(204)
Balance at end of period	$3,347	$3,194

The following is a summary of past due loans at March 31, 2018 and December 31, 2017:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2018
Commercial Real Estate:
Construction and land development	$—	$2	$566	$568	$30,505	$31,073	$—
Other commercial real estate	1,008	158	6,656	7,822	504,271	512,093	—
Total Commercial Real Estate	1,008	160	7,222	8,390	534,776	543,166	—

Commercial and Industrial:
Other Commercial	829	12	506	1,347	208,957	210,304	—
Agricultural	39	88	101	228	26,081	26,309	2
Tax exempt	—	—	—	—	43,092	43,092	—
Total Commercial and Industrial	868	100	607	1,575	278,130	279,705	2

Total Commercial Loans	1,876	260	7,829	9,965	812,906	822,871	2

Residential Real Estate:
Residential mortgages	624	810	3,772	5,206	583,259	588,465	—
Total Residential Real Estate	624	810	3,772	5,206	583,259	588,465	—

Consumer:
Home equity	174	28	349	551	51,549	52,100	—
Other consumer	132	2	—	134	7,446	7,580	—
Total Consumer	306	30	349	685	58,995	59,680	—

Total Loans	$2,806	$1,100	$11,950	$15,856	$1,455,160	$1,471,016	$2

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial Real Estate:
Construction and land development	$—	$—	$637	$637	$28,255	$28,892	$—
Other commercial real estate	965	1,659	5,065	7,689	497,430	505,119	119
Total Commercial Real Estate	965	1,659	5,702	8,326	525,685	534,011	119

Commercial and Industrial:
Other Commercial	186	329	702	1,217	196,834	198,051	21
Agricultural	42	159	198	399	27,189	27,588	155
Tax exempt	—	—	—	—	42,365	42,365	—
Total Commercial and Industrial	228	488	900	1,616	266,388	268,004	176

Total Commercial Loans	1,193	2,147	6,602	9,942	792,073	802,015	295

Residential Real Estate:
Residential mortgages	3,096	711	975	4,782	586,629	591,411	—
Total Residential Real Estate	3,096	711	975	4,782	586,629	591,411	—

Consumer:
Home equity	515	—	199	714	50,662	51,376	199
Other consumer	36	24	—	60	7,768	7,828	—
Total Consumer	551	24	199	774	58,430	59,204	199

Total Loans	$4,840	$2,882	$7,776	$15,498	$1,437,132	$1,452,630	$494

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2018
Commercial Real Estate:
Construction and land development	$—	$—	$—	$—	$260	$14,800	$—
Other commercial real estate	411	—	305	716	8,350	266,755	—
Total Commercial Real Estate	411	—	305	716	8,610	281,555	—

Commercial and Industrial:
Other Commercial	208	97	148	453	459	65,198	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	42,302	—
Total Commercial and Industrial	208	97	148	453	459	107,500	—

Total Commercial Loans	619	97	453	1,169	9,069	389,055	—

Residential Real Estate:
Residential mortgages	1,376	204	771	2,351	3,168	544,512	—
Total Residential Real Estate	1,376	204	771	2,351	3,168	544,512	—

Consumer:
Home equity	292	46	80	418	25	57,766	—
Other consumer	3	—	—	3	3	2,070	—
Total Consumer	295	46	80	421	28	59,836	—

Total Loans	$2,290	$347	$1,304	$3,941	$12,265	$993,403	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial Real Estate:
Construction and land development	$124	$9	$—	$133	$258	$16,781	$—
Other commercial real estate	278	—	411	689	8,397	275,954	—
Total Commercial Real Estate	402	9	411	822	8,655	292,735	—

Commercial and Industrial:
Other Commercial	125	14	49	188	632	68,069	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	43,350	—
Total Commercial and Industrial	125	14	49	188	632	111,419	—

Total Commercial Loans	527	23	460	1,010	9,287	404,154	—

Residential Real Estate:
Residential mortgages	752	388	614	1,754	3,259	564,271	—
Total Residential Real Estate	752	388	614	1,754	3,259	564,271	—

Consumer:
Home equity	125	117	80	322	38	62,217	16
Other consumer	2	—	—	2	3	2,341	—
Total Consumer	127	117	80	324	41	64,558	16

Total Loans	$1,406	$528	$1,154	$3,088	$12,587	$1,032,983	$16

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$566	$—	$566	$637	$—	$637
Other commercial real estate	7,401	455	7,856	7,146	560	7,706
Total Commercial Real Estate	7,967	455	8,422	7,783	560	8,343

Commercial and Industrial:
Other Commercial	1,532	528	2,060	703	463	1,166
Agricultural	244	—	244	43	—	43
Tax exempt	—	—	—	—	—	—
Total Commercial and Industrial	1,776	528	2,304	746	463	1,209

Total Commercial Loans	9,743	983	10,726	8,529	1,023	9,552

Residential Real Estate:
Residential mortgages	6,527	2,021	8,548	3,408	858	4,266
Total Residential Real Estate	6,527	2,021	8,548	3,408	858	4,266

Consumer:
Home equity	624	277	901	130	217	347
Other consumer	109	55	164	95	58	153
Total Consumer	733	332	1,065	225	275	500

Total Loans	$17,003	$3,336	$20,339	$12,162	$2,156	$14,318

Loans evaluated for impairment as of March 31, 2018 and December 31, 2017 were as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
March 31, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$7,641	$1,504	$4,386	$362	$13,893
Collectively evaluated	535,525	278,201	584,079	59,318	1,457,123
Total	$543,166	$279,705	$588,465	$59,680	$1,471,016

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$7,604	$626	$1,404	$13	$9,647
Collectively evaluated	526,407	267,378	590,007	59,191	1,442,983
Total	$534,011	$268,004	$591,411	$59,204	$1,452,630

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
March 31, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$133	$598	$503	$—	$1,234
Purchased Credit Impaired	8,610	459	3,168	28	12,265
Collectively evaluated	272,812	106,443	540,841	59,808	979,904
Total	$281,555	$107,500	$544,512	$59,836	$993,403

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$241	$571	$271	$63	$1,146
Purchased Credit Impaired	8,655	632	3,259	41	12,587
Collectively evaluated	283,839	110,216	560,741	64,454	1,019,250
Total	$292,735	$111,419	$564,271	$64,558	$1,032,983

The following is a summary of impaired loans at March 31, 2018 and December 31, 2017:
Business Activities Loans

	March 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$566	$2,491	$—
Commercial real estate other	5,933	5,944	—
Commercial other	962	966	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	3,586	3,603	—
Home equity	362	463	—
Consumer other	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	1,142	1,204	433
Commercial other	542	544	132
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	800	801	84
Home equity	—	—	—
Consumer other	—	—	—

Total
Commercial real estate	$7,641	$9,639	$433
Commercial and industrial	1,504	1,510	132
Residential real estate	4,386	4,404	84
Consumer	362	463	—
Total impaired loans	$13,893	$16,016	$649

Acquired Loans

	March 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	133	245	—
Commercial other	176	175	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	503	507	—
Home equity	—	—	—
Consumer other	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	—	—	—
Commercial other	422	436	121
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

Total
Commercial real estate	$133	$245	$—
Commercial and industrial	598	611	121
Residential real estate	503	507	—
Consumer	—	—	—
Total impaired loans	$1,234	$1,363	$121

Business Activities Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	5,896	5,903	—
Commercial other	218	217	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,247	1,260	—
Home equity	13	13	—
Consumer other	—	—	—

With an allowance recorded:
Construction and land development	$637	$2,563	$59
Commercial real estate other	1,071	1,132	388
Commercial other	408	408	3
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	157	157	9
Home equity	—	—	—
Consumer other	—	—	—

Total
Commercial real estate	$7,604	$9,598	$447
Commercial and industrial	626	625	3
Residential real estate	1,404	1,417	9
Consumer	13	13	—
Total impaired loans	$9,647	$11,653	$459

Acquired Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	241	352	—
Other commercial	571	584	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	271	278	—
Home equity	63	156	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Other commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$241	$352	$—
Commercial and industrial	571	584	—
Residential real estate	271	278	—
Consumer	63	156	—
Total impaired loans	$1,146	$1,370	$—

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2018 and 2017:

Business Activities Loans

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$589	$—	$—	$—
Commercial real estate other	5,937	—	2,592	34
Commercial other	1,334	—	226	3
Agricultural	—	—	192	2
Tax exempt loans	—	—	—	—
Residential real estate	3,591	—	1,500	22
Home equity	444	—	590	—
Consumer other	—	—	44	1

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	1,144	—	1,723	—
Commercial other	187	—	216	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	802	—	321	—
Home equity	—	—	—	—
Consumer other	—	—	9	—

Total
Commercial real estate	$7,670	$—	$4,315	$34
Commercial and industrial	1,521	—	634	5
Residential real estate	4,393	—	1,821	22
Consumer	444	—	643	1
Total impaired loans	$14,028	$—	$7,413	$62

Acquired Loans

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	133	—	—	—
Commercial other	161	1	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	508	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	—	—	—	—
Commercial other	434	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—

Total
Commercial real estate	$133	$—	$—	$—
Commercial and industrial	595	1	—	—
Residential real estate	508	—	—	—
Consumer	—	—	—	—
Total impaired loans	$1,236	$1	$—	$—

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2018 and for the three months ended March 31, 2017, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ended March 31, 2018 were attributable to interest rate concessions, maturity date extensions, reamortization or a combination of two concessions. The modifications for the three months ending March 31, 2017 were attributable to interest rate concessions, maturity date extensions, or a combination of both.

	Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	2	$452	$448
Agricultural	1	2	2
Commercial real estate	1	167	—
Residential real estate	5	1,105	1,099
Consumer other	1	1	1
Total	10	$1,727	$1,550

	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	1	$80	$80
Residential real estate	2	575	574
Consumer other	1	38	37
Total	4	$693	$691

For the three months ended March 31, 2018, there were no loans restructured that had subsequently defaulted during the period.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure
As of March 31, 2018, the Company maintained foreclosed residential real estate property with a fair value of $216 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of March 31, 2018 and December 31, 2017 totaled $1.6 million and $843 thousand, respectively. As of December 31, 2017, foreclosed residential real estate property totaled $122 thousand.

Mortgage Banking
Total residential loans included held for sale loans of $4.8 million and $13.4 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 4.               LOAN LOSS ALLOWANCE

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

A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows:

Specific Reserve for Loans Individually Evaluated
First, we identify loan relationships having aggregate balances in excess of $150 thousand and that may also have credit weaknesses. Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports and loans adversely classified internally or by regulatory authorities. Each loan so identified is then individually evaluated for impairment. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Substantially all of our impaired loans have historically been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan's underlying collateral. For such loans, we measure impairment based on the fair value of the loan's collateral, which is generally determined utilizing current appraisals. A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral's value, in which case a new appraisal is obtained.

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

Quantitative Reserve for Loans Collectively Evaluated
Second, we stratify the loan portfolio into two general business loan pools: substandard (7 risk rated) and pass-rated (0 to 6 rated) by loan type. Substandard rated loans are subject to higher credit loss rates in the allowance for loan loss calculation. The Company utilizes historical loss rates for commercial real estate and commercial and industrial loans assessed by internal risk rating. Historical loss rates on residential real estate and consumer loans are not risk graded. Residential real estate and consumer loans are considered as part of the pass-rated portfolio unless removed due to specific reserve evaluation based on past due status and/or other indications of credit deterioration. Quantitative reserves relative to each loan pool are established as follows: for all loan segments an allocation equaling 100% of the respective pool's average 3-year historical net loan charge-off rate (determined based upon the most recent 12 quarters) is applied to the aggregate recorded investment in the pool of loans. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.

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

Activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 was as follows:

Business Activities Loans	At or for the Three Months Ended March 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	—	(84)	—	(170)	(254)
Recoveries on charged-off loans	15	2	1	2	20
Provision/(releases) for loan losses	(54)	321	(54)	282	495
Balance at end of period	$5,998	$2,612	$3,304	$500	$12,414
Individually evaluated for impairment	433	132	84	—	649
Collectively evaluated	5,565	2,480	3,220	500	11,765
Total	$5,998	$2,612	$3,304	$500	$12,414

Business Activities Loans	At or for the Three Months Ended March 31, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(107)	(17)	(199)	(21)	(344)
Recoveries on charged-off loans	4	—	1	9	14
Provision/(releases) for loan losses	265	208	283	39	795
Balance at end of period	$5,307	$2,143	$2,806	$628	$10,884
Individually evaluated for impairment	302	172	45	8	527
Collectively evaluated	5,005	1,971	2,761	620	10,357
Total	$5,307	$2,143	$2,806	$628	$10,884

Acquired Loans	At or for the Three Months Ended March 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(106)	(58)	—	(43)	(207)
Recoveries on charged-off loans	—	—	—	—	—
Provision/(releases) for loan losses	92	166	(1)	43	300
Balance at end of period	$83	$124	$58	$—	$265
Individually evaluated for impairment	—	121	—	—	121
Collectively evaluated	83	3	58	—	144
Total	$83	$124	$58	$—	$265

There was no allowance for loans meeting the definition of acquired for the three month period ending March 31, 2017.

Loan Origination/Risk Management: The Bank has certain lending policies and procedures in place are designed to maximize loan income within an acceptable level of risk. The Bank’s Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Bank's Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. The Bank seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator and uses an internal risk rating system to categorize commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as special mention, substandard, doubtful, or loss (i.e. risk rated 6, 7, 8 and 9, respectively).

The following are the definitions of the Bank’s credit quality indicators:

Pass: Loans within all classes of commercial portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes there is a low risk of loss related to these loans considered pass rated.

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

Doubtful: Loans the Bank classifies as doubtful have all of the weaknesses inherent in those loans that are classified as substandard.These loans have the added characteristic of the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

Loss: Loans the Bank classifies as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though partial recovery may be affected in the future. Losses are taken in the period in which they are determined to be uncollectible.

The following tables present the Company’s loans by risk rating at March 31, 2018 and December 31, 2017:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Grade:
Pass	$30,433	$28,180	$489,702	$483,711	$520,135	$511,891
Special mention	73	73	7,740	5,706	7,813	5,779
Substandard	567	639	14,651	15,702	15,218	16,341
Total	$31,073	$28,892	$512,093	$505,119	$543,166	$534,011

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Grade:
Pass	$206,217	$194,147	$25,700	$27,046	$42,935	$42,208	$274,852	$263,401
Special mention	2,115	1,933	68	63	157	157	2,340	2,153
Substandard	1,972	1,971	541	479	—	—	2,513	2,450
Total	$210,304	$198,051	$26,309	$27,588	$43,092	$42,365	$279,705	$268,004

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total Residential real estate and consumer
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Performing	$581,938	$588,003	$51,476	$51,246	$7,471	$7,733	$640,885	$646,982
Nonperforming	6,527	3,408	624	130	109	95	7,260	3,633
Total	$588,465	$591,411	$52,100	$51,376	$7,580	$7,828	$648,145	$650,615

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Grade:
Pass	$14,436	$16,523	$256,806	$266,477	$271,242	$283,000
Special mention	81	235	2,543	2,440	2,624	2,675
Substandard	283	23	7,406	7,037	7,689	7,060
Total	$14,800	$16,781	$266,755	$275,954	$281,555	$292,735

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Grade:
Pass	$58,199	$60,300	$—	$—	$42,302	$43,350	$100,501	$103,650
Special mention	5,003	5,753	—	—	—	—	5,003	5,753
Substandard	1,996	2,016	—	—	—	—	1,996	2,016
Total	$65,198	$68,069	$—	$—	$42,302	$43,350	$107,500	$111,419

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total Residential real estate and consumer
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Performing	$541,464	$562,516	$57,490	$62,000	$2,015	$2,283	$600,969	$626,799
Nonperforming	3,049	1,755	277	217	55	58	3,381	2,030
Total	$544,513	$564,271	$57,767	$62,217	$2,070	$2,341	$604,350	$628,829

The following table summarizes information about total classified and criticized loans loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$17,003	$3,336	$20,339	$12,140	$2,156	$14,296
Substandard accruing	7,988	6,145	14,133	10,284	7,833	18,117
Total classified	24,991	9,481	34,472	22,424	9,989	32,413
Special mention	10,153	7,627	17,780	7,932	8,428	16,360
Total Criticized	$35,144	$17,108	$52,252	$30,356	$18,417	$48,773

NOTE 5.               BORROWED FUNDS

Borrowed funds at March 31, 2018 and December 31, 2017 are summarized, as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$567,372	1.80%	$608,792	1.49%
Other borrowings	31,615	0.89	40,706	0.59
Total short-term borrowings	598,987	1.75	649,498	1.43
Long-term borrowings
Advances from the FHLB	143,211	1.83	137,190	1.72
Subordinated borrowings	38,018	5.36	38,033	4.88
Junior subordinated borrowings	5,000	5.41	5,000	4.89
Total long-term borrowings	186,229	2.65	180,223	2.47
Total	$785,216	1.96%	$829,721	1.66%

Short term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2018 and December 31, 2017.

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2018, the Bank’s available secured line of credit at the FRB was $118.0 million. The Bank has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended March 31, 2018 and December 31, 2017.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at March 31, 2018 include callable advances totaling $25.0 million, and amortizing advances totaling $676 thousand. The advances outstanding at December 31, 2017 include callable advances totaling $27.0 million, and $683 thousand amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2018 is as follows:

	March 31, 2018
(in thousands, except rates)	Carrying Value	Weighted Average Rate
Fixed rate advances maturing:
2018	$531,680	1.78%
2019	146,661	1.88
2020	29,929	1.88
2021	1,637	2.35
2022	—	—
2023 and thereafter	676	2.87
Total FHLB advances	$710,583	1.81%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At March 31, 2018 and December 31, 2017 the interest rate was 5.57% and 5.04%, respectively.

The Company has $17.0 million of subordinated debt issued on October 29, 2014, in connection with the execution of a Subordinated Note Purchase Agreement with an aggregate of $17.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of November 1, 2024, and will bear interest at a fixed rate of 6.75% per annum. The Company may, at its option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The Notes are not subject to repayment at the option of the noteholders. The Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors.

The Company also has $20.6 million in floating Junior Subordinated Deferrable Interest Debentures ("Debentures") issued by NHTB Capital Trust II ("Trust II") and NHTB Capital Trust III ("Trust III"), which are both Connecticut statutory trusts. The Debentures were issued on March 30, 2014, carry a variable interest rate of 3-month LIBOR plus 2.79%, and mature in 2034. The debt is callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into the Company’s financial statements.

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(in thousands)	March 31, 2018	December 31, 2017
Time less than $100,000	$587,046	$579,856
Time $100,000 or more	297,802	286,490
Total time deposits	$884,848	$866,346

At March 31, 2018 and December 31, 2017, the scheduled maturities by year for time deposits were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Within 1 year	$474,956	$406,295
Over 1 year to 2 years	274,329	305,895
Over 2 years to 3 years	102,272	115,878
Over 3 years to 4 years	13,647	24,459
Over 4 years to 5 years	19,617	13,685
Over 5 years	27	134
Total	$884,848	$866,346

Included in time deposits are brokered deposits of $450.4 million and $428.3 million at March 31, 2018 and December 31, 2017, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $35.5 million and $49.7 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2018	Regulatory Minimum to be "Well Capitalized"	December 31, 2017	Regulatory Minimum to be "Well Capitalized"
Company (consolidated)
Total capital to risk weighted assets	13.9%	10.5%	13.7%	10.5%
Common equity tier 1 capital to risk weighted assets	11.4	6.5	11.3	6.5
Tier 1 capital to risk weighted assets	12.3	8.0	12.2	8.0
Tier 1 capital to average assets	8.2	5.0	8.1	5.0

Bank
Total capital to risk weighted assets	13.7%	10.5%	13.7%	10.5%
Common equity tier 1 capital to risk weighted assets	12.9	6.5	12.9	6.5
Tier 1 capital to risk weighted assets	12.9	8.0	12.9	8.0
Tier 1 capital to average assets	8.6	5.0	8.6	5.0

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as "well capitalized," an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be "well capitalized." In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

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

At March 31, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well capitalized" for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

Accumulated other comprehensive loss
Components of accumulated other comprehensive income is as follows:

(in thousands)	March 31, 2018	December 31, 2017
Other accumulated comprehensive income (loss), before tax:
Net unrealized loss on AFS securities	$(13,443)	$(2,741)
Net unrealized loss on effective cash flow hedging derivatives	(2,934)	(3,588)
Net unrealized loss on post-retirement plans	(905)	(946)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	3,211	1,030
Net unrealized loss on effective cash flow hedging derivatives	698	1,338
Net unrealized loss on post-retirement plans	217	353
Accumulated other comprehensive loss	$(13,156)	$(4,554)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2018
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$(10,702)	$2,550	$(8,152)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	(10,702)	2,550	(8,152)

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	654	(155)	499
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	654	(155)	499

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	41	(10)	31
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	41	(10)	31
Other comprehensive loss	$(10,007)	$2,385	$(7,622)

Three Months Ended March 31, 2017
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$1,116	$(348)	$768
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	1,116	(348)	768

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(223)	83	(140)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(223)	83	(140)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	57	(21)	36
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	57	(21)	36
Other comprehensive income (loss)	$950	$(286)	$664

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended March 31, 2018 and 2017:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2018
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive gain/(loss) before reclassifications	(8,152)	499	31	(7,622)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Total other comprehensive loss	(8,519)	14	(97)	(8,602)
Balance at end of period	$(10,232)	$(2,236)	$(688)	$(13,156)

Three Months Ended March 31, 2017
Balance at beginning of period	$(2,125)	$(1,798)	$(403)	$(4,326)
Other comprehensive gain/(loss) before reclassifications	768	(140)	36	664
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	768	(140)	36	664
Balance at end of period	$(1,357)	$(1,938)	$(367)	$(3,662)

The Company did not have any reclassifications from any component of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.

NOTE 8.    EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(in thousands, except per share and share data)	2018	2017
Net income	$7,812	$4,211

Average number of basic common shares outstanding	15,448,338	14,471,147
Plus: dilutive effect of stock options and awards outstanding	104,631	120,126
Average number of diluted common shares outstanding	15,552,969	14,591,273

Anti-dilutive options excluded from earnings calculation	1,230	—

Earnings per share:
Basic	$0.51	$0.29
Diluted	$0.50	$0.29

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so the changes in interest rates do not have a significant effect on net interest income.

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

Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. The Bank discontinues hedge accounting when it is determined the derivative is no longer effective in offsetting changes of the hedged risk on the hedged item, or management determines the designation of the derivative as a hedging instrument is no longer appropriate.

Information about derivative assets and liabilities at March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	4.9	$1,215
Total cash flow hedges	90,000	4.9	1,215

Economic hedges:
Forward sale commitments	5,658	0.2	(51)
Total economic hedges	5,658	0.2	(51)

Non-hedging derivatives:
Interest rate lock commitments	4,375	0.2	7
Total non-hedging derivatives	4,375	0.2	7

Total	$100,033		$1,171

	December 31, 2017
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	5.1	$669
Total cash flow hedges	90,000	5.1	669

Economic hedges:
Forward sale commitments	20,352	0.2	(221)
Total economic hedges	20,352	0.2	(221)

Non-hedging derivatives:
Interest rate lock commitments	19,853	0.2	(1)
Total non-hedging derivatives	19,853	0.2	(1)

Total	$130,205		$447

Information about derivative assets and liabilities for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flow hedges:
Interest rate cap agreements
Realized (loss) in interest expense	$(108)	$(39)

Economic hedges:
Forward commitments
Realized gain/(loss) in other non-interest income	170	(78)

Non-hedging derivatives:
Interest rate lock commitments
Realized gain in other non-interest income	8	2

Cash flow hedges
In 2014, interest rate cap agreements were purchased to limit the Bank’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three-month LIBOR.  Under the terms of the agreements, the Bank paid total premiums of $4.6 million for the right to receive cash flow payments if 3-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges.  The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.  The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method.

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

Non-hedging derivatives
The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of mortgage loans will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s consolidated statements of income. Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

NOTE 10.    FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$6,977	$—	$6,977
Mortgage-backed securities:
US Government-sponsored enterprises	—	449,175	—	449,175
US Government agency	—	90,396	—	90,396
Private label	—	616	—	616
Obligations of states and political subdivisions thereof	—	135,277	—	135,277
Corporate bonds	—	36,118	—	36,118
Derivative assets	—	1,215	7	1,222
Derivative liabilities	—	—	(51)	(51)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$6,972	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	—	443,003	—	443,003
US Government agency	—	95,596	—	95,596
Private label	—	674	—	674
Obligations of states and political subdivisions thereof	—	140,200	—	140,200
Corporate bonds	—	30,797	—	30,797
Derivative assets	—	669	—	669
Derivative liabilities			(222)	(222)

Securities Available for Sale: All securities and major categories of securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, and the securities’ terms and conditions, among other things.

Derivative Assets and Liabilities

Interest Rate Lock Commitments. The Company enters into IRLCs for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements.

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans originated for sale. The fair values of the Company’s mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable.  However, closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are not considered observable factors. As such, mandatory delivery forward commitments are classified as Level 3 measurements.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2018.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended March 31, 2018
December 31, 2017	$(1)	$(221)
Realized gain recognized in non-interest income	8	170
March 31, 2018	$7	$(51)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(in thousands, except ratios)	Fair Value March 31, 2018	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$7	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(51)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(44)

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2018	December 31, 2017	Three Months Ended March 31, 2018	Fair Value Measurement Date as of March 31, 2018
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$15,127	$10,793	$(4,334)	March 2018
Capitalized servicing rights	4,695	4,158		March 2018
Other real estate owned	216	122		Jan 2017 - March 2018
Total	$20,038	$15,073	(4,334)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value			Range (Weighted Average)(a)
(in thousands, except ratios)	March 31, 2018	Valuation Techniques	Unobservable Inputs
Assets
Impaired loans	$13,364	Fair value of collateral -appraised value	Loss severity	0% to 54%
			Appraised value	$100 to $6,915

Impaired loans	1,763	Discount cash flow	Discount rate	2.88% to 9.5%
			Cash flows	$26 to $570

Capitalized servicing rights	4,695	Discounted cash flow	Constant prepayment rate (CPR)	9.22%
			Discount rate	10.10%

Other real estate owned	216	Fair value of collateral	Appraised value	$216
Total	$20,038

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value			Range
(in thousands, except ratios)	December 31, 2017	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$8,586	Fair value of collateral -appraised value	Loss severity	15.7% to 45.28%
			Appraised value	$100 to $7,545

Impaired loans	2,207	Discount cash flow	Discount rate	2.63% to 9.50%
			Cash flows	$6 to $320

Capitalized servicing rights	4,158	Discounted cash flow	Constant prepayment rate (CPR)	10.97%
			Discount rate	10.10%

Other real estate owned	122	Fair value of collateral	Appraised value	122
Total	$15,073

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2018 and December 31, 2017.

Impaired Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, non-recurring fair value measurement adjustments relating to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral supporting commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

	March 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$47,813	$47,813	$47,813	$—	$—
Securities available for sale	718,559	718,559	—	718,559	—
FHLB bank stock	38,105	38,105	—	38,105	—
Net loans	2,451,740	2,408,902	—	—	2,408,902
Accrued interest receivable	3,243	3,243	—	3,243	—
Cash surrender value of bank-owned life insurance policies	58,433	58,433	—	58,433	—
Derivative assets	1,222	1,222	—	1,215	7

Financial Liabilities
Total deposits	$2,341,400	$2,260,874	$—	$2,260,874	$—
Securities sold under agreements to repurchase	31,615	31,589	—	31,589	—
Federal Home Loan Bank advances	710,583	707,998	—	707,998	—
Subordinated borrowings	38,018	38,018	—	38,018	—
Junior subordinated borrowings	5,000	3,809	—	3,809	—
Derivative liabilities	(51)	(51)	—	—	(51)

	December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$90,685	$90,685	$90,685	$—	$—
Securities available for sale	717,242	717,242	—	717,242	—
FHLB bank stock	38,105	38,105	—	38,105	—
Net loans	2,473,288	2,433,557	—	—	2,433,557
Accrued interest receivable	3,347	3,347	—	3,347	—
Cash surrender value of bank-owned life insurance policies	57,997	57,997	—	57,997	—
Derivative assets	669	669	—	669	—

Financial Liabilities
Total deposits	$2,352,085	$2,348,574	$—	$2,348,574	$—
Securities sold under agreements to repurchase	40,706	40,680	—	40,680	—
Federal Home Loan Bank advances	745,982	744,006	—	744,006	—
Subordinated borrowings	38,033	38,033	—	38,033	—
Junior subordinated borrowings	5,000	3,782	—	3,782	—
Derivative liabilities	(222)	(222)	—	—	(222)

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of 90 days or less.

FHLB bank stock and restricted securities. Carrying value approximates fair value based on the redemption provisions of the issuers.

Cash surrender value of life insurance policies. Carrying value approximates fair value.

Loans, net. As of March 31, 2018, the fair value of loans were calculated on an individual basis with consideration given to the loans' underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, timing of principal and interest payments, current market rates, risk ratings, credit ratings and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, liquidity premiums, projected default probabilities, losses given defaults, and estimates of prevailing discount rates.  As of December 31, 2017, the fair value of loans was estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

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

Subordinated borrowings. The Company utilizes a pricing service along with internal models to estimate the valuation of its junior subordinated debentures. The junior subordinated debentures re-price every 90 days.

Off-balance-sheet financial instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments are considered immaterial to the Company’s financial statements.

NOTE 11.    SUBSEQUENT EVENTS

There were no significant subsequent events between March 31, 2018 and through the date the financial statements are available to be issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2017 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the full year 2018 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable.

Bar Harbor Bankshares (“the Company”, “we”, “our”, or “us”) is the parent of Bar Harbor Bank & Trust (“the Bank”), a true community bank in New England with branches in Maine, New Hampshire and Vermont. As a true community bank, the Company recognizes, appreciates, and supports the unique people and cultures in the places we call home.

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

Shown below is a profile of the Company as of March 31, 2018:

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission, including but not limited to those discussed in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Because of these and other uncertainties, the Company’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended March 31,
	2018	2017
PER SHARE DATA
Net earnings, diluted	$0.50	$0.29
Adjusted earnings, diluted (1) (2)	0.52	0.43
Total book value	22.78	22.17
Tangible book value (2)	15.78	15.07
Market price at period end	27.72	33.08
Dividends	0.19	0.19

PERFORMANCE RATIOS (3)
Return on assets	0.90%	0.50%
Adjusted return on assets (1) (2)	0.93	0.74
Return on equity	9.01	5.34
Adjusted return on equity (1) (2)	9.31	7.88
Adjusted return on tangible equity (1) (2)	13.72	12.27
Net interest margin, fully taxable equivalent (FTE) (2)(4)	2.97	3.11
Net interest margin (FTE), excluding purchased loan accretion (2)(4)	2.85	3.01
Efficiency ratio (2)	60.44	61.21

GROWTH (Year-to-date)
Total commercial loans, (organic annualized) (2)	2.2%	20.0%
Total loans, (organic annualized) (2)	(3.4)	13.3
Total deposits, (organic annualized) (2)	(1.8)	(10.2)

FINANCIAL DATA (In millions)
Total assets	$3,511	$3,427
Total earning assets	3,221	3,139
Total investments	757	767
Total loans	2,464	2,372
Allowance for loan losses	13	11
Total goodwill and intangible assets	108	109
Total deposits	2,341	2,174
Total shareholders' equity	352	341
Net income	8	4
Adjusted income (2)	8	6

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	0.07%	0.06%
Allowance for loan losses/total loans	0.51	0.46
Loans/deposits	105	109
Shareholders' equity to total assets	10.03	9.95
Tangible shareholders' equity to tangible assets (2)	7.17	6.99

_____________________________________

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

BAR HARBOR BANKSHARES
CONSOLIDATED LOAN & DEPOSIT ANALYSIS - UNAUDITED

LOAN ANALYSIS

						Annualized Growth %
(in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	March 31, 2018
Commercial real estate	$824,721	$826,746	$793,572	$738,584	$779,635	(1.0)%
Commercial and industrial	301,811	293,707	270,759	269,960	236,526	11.0
Total commercial loans	1,126,532	1,120,453	1,064,331	1,008,544	1,016,161	2.2
Residential real estate	1,132,977	1,155,682	1,152,628	1,160,832	1,155,436	(7.9)
Consumer	119,516	123,762	125,590	127,229	127,370	(13.7)
Tax exempt and other	85,394	85,716	86,313	80,042	73,469	(1.5)
Total loans	$2,464,419	$2,485,613	$2,428,862	$2,376,647	$2,372,436	(3.4)%

DEPOSIT ANALYSIS

						Annualized Growth %
(in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	March 31, 2018
Demand	$342,192	$349,055	$357,398	$332,339	$349,896	(7.9)%
NOW	448,992	466,610	442,085	451,171	242,876	(15.1)
Savings	361,591	364,799	373,118	360,306	511,091	(3.5)
Money Market	303,777	305,275	300,398	285,312	349,491	(2.0)
Total non-maturity deposits	1,456,552	1,485,739	1,472,999	1,429,128	1,453,354	(7.9)
Total time deposits	884,848	866,346	802,110	783,876	720,899	8.5
Total deposits	$2,341,400	$2,352,085	$2,275,109	$2,213,004	$2,174,253	(1.8)%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2018		2017
(in thousands)	Average Balance	Yield/Rate (FTE basis) (3)	Average Balance	Yield/Rate (FTE basis) (3)
Assets
Commercial real estate	$819,531	4.41%	$762,676	4.24%
Commercial and industrial	380,029	4.41	293,903	4.73
Residential	1,147,010	3.87	1,161,911	3.74
Consumer	121,467	4.47	127,850	4.16
Total loans (1)	2,468,037	4.16	2,346,340	4.00
Securities and other (2)	765,328	3.16	746,653	3.01
Total earning assets	3,233,365	3.92%	3,092,993	3.76%
Other non-earning assets	278,436		246,629
Total assets	$3,511,801		$3,339,622

Liabilities
NOW	$447,026	0.34%	$456,967	0.14%
Savings	362,508	0.18	340,555	0.14
Money market	305,105	0.68	334,225	0.40
Time deposits	857,796	1.39	666,267	0.98
Total interest bearing deposits	1,972,435	0.82	1,798,014	0.52
Borrowings	819,576	1.80	856,328	1.25
Total interest-bearing liabilities	2,792,011	1.11%	2,654,342	0.76%
Non-interest-bearing demand deposits	339,349		350,497
Other non-earning liabilities	29,000		19,334
Total liabilities	3,160,360		3,024,173

Total shareholders' equity	351,441		315,449

Total liabilities and shareholders' equity	$3,511,801		$3,339,622

Net interest spread		2.81%		3.00%
Net interest margin		2.97		3.11
_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company's GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item which management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company's results for any particular quarter or year. The Company's non-GAAP adjusted earnings information set forth is not necessarily comparable to non- GAAP information which may be presented by other companies. Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company's GAAP financial information.

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, acquisition costs, restructuring costs, legal settlements, and systems conversion costs. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

The Company also calculates adjusted earnings per share based on its measure of adjusted earnings. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company's performance. Management also believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		Three Months Ended March 31,
(in thousands)		2018	2017
Net income		$7,812	$4,211
Adj: Loss on sale of fixed assets, net		—	95
Adj: Acquisition, conversion and other expenses		335	3,112
Adj: Income taxes (1)		(81)	(1,205)
Adj: Tax reform charge		—	—
Total adjusted income (2)	(A)	$8,066	$6,213

Net-interest income	(B)	$23,158	$21,372
Plus: Non-interest income		6,238	5,946
Total Revenue		29,396	27,318
Adj: Net security gains		—	—
Total adjusted revenue (2)	(C)	$29,396	$27,318

Total non-interest expense		$18,852	$20,831
Less: Loss on sale of fixed assets, net		—	(95)
Less: Acquisition expense		(335)	(3,112)
Adjusted non-interest expense (2)	(D)	$18,517	$17,624

(in millions)
Total average earning assets	(E)	$3,233	$3,093
Total average assets	(F)	3,512	3,340
Total average shareholders' equity	(G)	351	315
Total average tangible shareholders' equity (2) (3)	(H)	243	206
Total tangible shareholders' equity, period-end (2)(3)	(I)	244	232
Total tangible assets, period-end (2) (3)	(J)	3,403	3,318

(in thousands)
Total common shares outstanding, period-end	(K)	15,459	15,385
Average diluted shares outstanding	(L)	15,553	14,591

Adjusted earnings per share, diluted	(A/L)	$0.52	$0.43
Tangible book value per share, period-end (2)	(I/K)	15.78	15.07
Securities adjustment, net of tax	(M)	(10,232)	(1,357)
Tangible book value per share, excluding securities adjustment	(I+M)/K	16.44	15.16
Total tangible shareholders' equity/total tangible assets(2)	(H/J)	7.17	6.99

Performance ratios
GAAP return on assets		0.90%	0.50%
Adjusted return on assets (2)	(A/F)	0.93	0.74
GAAP return on equity		9.01	5.34
Adjusted return on equity (2)	(A/G)	9.31	7.88
Adjusted return on tangible equity (2) (4)	(A/I)	13.72	12.27
Efficiency ratio (2)(5)	(D-O-Q)/(C+N)	60.44	61.21
Net interest margin	(B+P)/E	2.97	3.11

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$645	$977
Franchise taxes included in non-interest expense	(O)	152	126
Tax equivalent adjustment for net interest margin	(P)	503	754
Intangible amortization	(Q)	207	180
_____________________________________

(1)	Assumes a marginal tax rate of 24.15% in 2018 and 37.57% in 2017.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)
Adjusted return on tangible equity are computed by dividing the total core income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 24.15% in 2018 and 37.57% in 2017, by tangible equity.

(5)
Efficiency ratio is computed by dividing total core tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total core non-interest income.  The Company uses this non-GAAP measure to provide important information about its operating efficiency.

FINANCIAL SUMMARY

The Company reported first quarter 2018 net income of $7.8 million, or 50 cents per diluted share, compared with $4.2 million, or 29 cents per diluted share in the same quarter of 2017. Adjusted earnings in the first quarter 2018 totaled $8.1 million, or 52 cents per share, up 21% from $6.2 million, or 43 cents in the first quarter of 2017. As discussed in an earlier section, the Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations.

First quarter financial highlights include the following (comparisons are to the first quarter 2017 unless otherwise stated):

•	$29.4 million vs. $27.3 million in total revenue (non-GAAP measure)

•	8% increase in net interest income

•	11% annualized commercial and industrial loan growth

•	0.93% adjusted return on assets (non-GAAP measure)

•	9.31% adjusted return on equity (non-GAAP measure)

In the first quarter 2018, the Company achieved both revenue and net income expectations. Total revenue increased 8% and adjusted earnings per share were up 21% on a year-over-year basis as the Company expanded its market presence throughout Northern New England. The Company continued to deliver profitable growth during the first quarter through the use of various revenue streams coupled with disciplined expense management.

The Company’s management teams were active and performed very well in the first quarter. While some loan closings were delayed during the first quarter, our loan pipelines remain strong. The Bank opened over 3,200 new deposit accounts while branch colleagues came together under new leadership, and the Company’s wealth management team continued to drive significant fee income.

In the first quarter of 2018 many growth and strategic initiatives were launched throughout the Company including:

•	Expanded Treasury Management Services platform.

•	Brand consolidation of Retail and Commercial business lines under the name Bar Harbor Bank and Trust and common leadership.

•	Migration of the Company’s two trust services for Bar Harbor Trust and Charter Trust onto a common operating platform.

The expansion of the Company’s Treasury Management Services platform is expected to be a significant contributor to fee revenue and deposit growth in 2018. While the Company has preserved its banking franchise and banking culture since the acquisition of Lake Sunapee Bank Group, the consolidation of the Company’s brand is expected to bring value from stream-lining businesses processes to delivering products more efficiently. Fee income remains a focus of the Company and wealth management is a strong source of these revenue streams. The combined platform is expected to improve operational efficiencies and deepen customer relationships, allowing for further market penetration and cross-sell opportunities which are central themes to our sales objectives.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Summary
Net income in the first quarter 2018 increased $3.6 million to $7.8 million from $4.2 million in the same quarter of 2017. Net income in 2017 was reduced by $2.4 million related to acquisition and conversion activities. Adjusted earnings in the first quarter 2018 increased to $8.1 million from $6.2 million in the same quarter of 2017 on an 8% increase in net interest and realized operational efficiencies.

The return on assets ratio during the first quarter 2018 was 0.90% compared to 0.50% in the prior year. The prior year ratio includes the impact of $3.1 million of acquisition costs. The Company’s adjusted return on assets ratio improved 19 basis points over the prior year to 0.93% and reflects higher net interest income, wealth management and customer service fee income. Return on equity in the first quarter 2018 was 9.01% compared to 5.34% in the prior year. Adjusted return on equity in the first quarter increased to 9.31% from 7.88% in the prior year due to higher net income and improved operational efficiencies. The increase in profitability reflects the Company’s focus and realization of the earn-back period of the acquisition made in 2017.

Net Interest Income
First quarter net interest income increased by $1.8 million to $23.2 million in 2018 compared with $21.4 million in 2017 despite higher funding costs. The 8% increase in 2018 is primarily due to higher total revenue driven by earning asset growth in average balances and related yields. Interest income from earnings assets increased to the Company’s highest quarter of $30.8 million with a yield of 3.92%.

Net interest margin for the first quarter of 2018 was 2.97%, compared with 3.11% in the first quarter of 2017.The ratio includes a 5 basis point reduction due to lower tax equivalency adjustments. Purchased loan accretion increased net interest margin by 12 basis points in the first quarter 2018 compared to 10 basis points in same period of 2017. The Company continues to address margin compression by organically shifting its liability sensitivity position by rebalancing deposits and alternative borrowings while originating variable rate loans. This strategy results in short-term incremental costs, but secures the Company’s longer term net interest margin goals and funding requirements.

Non-Interest Income
Non-interest income was $6.2 million in the first quarter of 2018 as compared to $5.9 million in the same quarter of 2017. The increase is principally due to higher customer service fees and trust and investment management fee income due to higher transaction volume.

Loan Loss Provision
The provision for loan losses was $795 thousand in the first quarter of 2018 and 2017. The amount of the provision exceeded net charge-offs in all periods since the first quarter of 2017 resulting from loan growth. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end.

Non-Interest Expense
Non-interest expense decreased to $18.9 million in the first quarter 2018 compared from $20.8 million in 2017. The decrease is principally due to lower acquisition, conversion and other expenses which totaled $335 thousand in 2018 compared to $3.1 million in 2017. These costs in 2018 are primarily from activities associated with the wealth management system conversion, while costs in 2017 are related to the acquisition. The efficiency ratio was 60% for the quarter compared to 61% in the first quarter of 2017. That improvement includes realized cost savings from the acquisition balanced with higher salary and benefit expense due to seasonally higher employer payroll taxes and recent strategic new hires.

Income Tax Expense
The effective tax was 20% in the first quarter of 2018 compared to 26% in the same quarter of 2017. The rate in 2018 benefited from the 14% reduction in the Federal tax rate due to the Tax Reform and Jobs Act of 2017. The rate in 2017 benefited from lower taxable income related to acquisition related expenses.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2018 AND DECEMBER 31, 2017

Summary
Total assets measured $3.5 billion at the end of first quarter 2018 compared with $3.6 billion at year end 2017. The decrease is primarily due to decreases in loan balances and excess cash used to pay-down borrowings. The loan to deposit ratio improved to 105% from 106% at year-end 2017 due to seasonally lower loan growth. Asset quality remains strong as the ratio of net charge-offs to total loans has been close to zero and the ratio of allowance for loan losses to total loans has been in the 50 basis point range over the past five quarters. Excluding security adjustments, the Company's tangible book value (non-GAAP measure) per share increased to $16.44 from $16.05 at the end of 2017 primarily due to strong first quarter earnings.

Securities
Total securities increased $1.3 million during the first quarter to $756.7 million, which includes purchases of $30.5 million of shorter duration mortgage-backed securities guaranteed by US Government-sponsored enterprises and $5.9 million of corporate bonds. That increase was offset by $24.4 million of maturities, calls and pay-downs of amortizing securities and $10.7 reduction in fair value. The reduction in fair value was largely due to a decline in bond prices tied to longer term interest rates during the first quarter 2018. The weighted average yield on the Company’s security portfolio at the end the first quarter 2018 was 3.16% compared to 3.06% at year-end 2017. At March 31, 2018, the securities held by the Company had an average life 5.8 years and a duration of 4.3 years compared to 5.2 years and 4.1 years at the end of 2017, respectively.

Loans
Total loans decreased $21.2 million during the first quarter 2018 compared to year-end 2017 as certain loan closings were delayed into the second quarter. While ending balance in the first quarter was down compared with year-end 2018, the quarterly average balance was up $34 million. Despite the overall decrease in loans, commercial and industrial loans grew 11% on annualized basis reflecting the Company’s commitment to generating higher yields. Growth in total loans is expected to improve in the second quarter due to a strong pipeline, particularly in the Company’s commercial product lines. The total yield from loans increased 16 basis points over the first quarter 2017, which included the benefit of higher short-term rates. Loan yields increased across all product lines with the exception of commercial and industrial loans, which declined 32 basis points due to a lower tax equivalency adjustment on tax exempt loans related to the new 2018 Federal tax rate.

Asset Quality
Asset quality metrics remained favorable during the first quarter 2018 with a ratio of net charge-offs to total loans of 0.07%. The ratio of non-accruing loans to total loans increased to 0.83% at the end of the first quarter 2018 from 0.58% at year-end 2017 primarily due to one large residential relationship. Based on an impairment analysis, the entire carrying value of that obligation is expected to be recovered upon settlement.

The allowance for loan losses increased to $12.7 million during the first quarter 2018 from $12.3 million at year-end 2017 due to higher specific reserves on impaired loans. While overall loan balances decreased during the first quarter, there was no related benefit to the allowance as the majority of the decrease was experienced the in acquired loan portfolios. Under accounting standards for business combinations, acquired loans are recorded at fair value with no allowance for loan losses on the date of acquisition. An allowance for loan losses is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date.

Deposits
Non-maturity (“Core”) deposits decreased $29.2 million to $1.457 billion from $1.486 billion at year-end 2017. The Bank's deposit market area has been seasonal with lower deposits in the winter and spring months and higher deposits in the summer and autumn months. Core deposits are still the primary funding source for loans, which declined during the first quarter as described above. Time deposits increased $18.5 million during the first quarter, which reflected the Company’s strategy to target funding durations and support the capital leverage initiative. The yield from total deposits increased to 0.82% in the first quarter 2018 from 0.52% in the same period of 2017 reflecting the impact of several Federal Fund rate increases.

Borrowings
Total borrowings decreased by $44.5 million during the first quarter from $829.7 million at year-end as excess cash was used to pay-down mostly short term FHLB advances. Due to the same reason as core deposits, the yield on borrowings increased to 1.80% in the first quarter 2018 compared with the 1.25% for the same period of 2017.

Equity
Equity was $352.2 million at the end of the first quarter 2018 compared with $354.6 million at year-end 2017. Net after-tax fair value adjustments to securities reduced equity by $10.2 in the first quarter 2018 compared to $1.7 million at year-end 2017. Excluding fair value adjustments, tangible equity (non-GAAP measure) increased to $254.2 million in first quarter from $247.9 million at year-end 2017, or an increase of 10.1% an annualized basis. The Company evaluates changes in tangible book value, a non-GAAP financial measure, which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. The Company and the Bank remained "well capitalized" under regulatory guidelines at period-end.

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

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2018, the Bank’s available secured line of credit at the FRB stood at $118.0 million or 3.4% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

The Bank maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company. Company management believes the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company’s liquidity position.

Off-Balance Sheet Arrangements

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors.

The Company’s off-balance sheet arrangements are limited to standby letters of credit whereby the Bank guarantees the obligations or performance of certain customers. These letters of credit are sometimes issued in support of third-party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer.

The Company’s off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in this Form 10-Q and in the most recent Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Income Taxes: Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable ordinary income and taxable capital gain income. A valuation allowance would be established for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made.

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

Fair Value of Financial Instruments: The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. For financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

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

As of March 31, 2018 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one- and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve slightly over the one year horizon (+.3% versus the base case) while mildly deteriorating over the two-year horizon (-.7% versus the base case). Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

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

As compared to December 31, 2017, the year-one sensitivity in the down 100 basis points scenario increased for the quarter (+.1% prior, versus +.3% current).  The year-two sensitivities in the down 100 basis points scenario changed going from +.3% to -.7%.  In the year-one up 200 basis points scenario, results were unchanged from the prior quarter. Year-two, up 200 basis points shows a slightly more negative result (-8.1% prior, versus -9.2% current), although on balance, the current aggregate position is consistent with the prior quarter’s.

Despite six rate increases over the last 27 months, the Federal Reserve continues to maintain short-term interest rates at low levels, threatening net interest income. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At March 31, 2018, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 4.    CONTROLS AND PROCEDURES

a)	Disclosure controls and procedures.

The principal executive officers, including the Chief Executive Officer and the Chief Financial Officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
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

ITEM 1A.               RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in this form are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors previously disclosed in our Annual Report of Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c)  The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1-31, 2018	—	$—	—	404,706
February 1-28, 2018	—	—	—	404,706
March 1-31, 2018	—	—	—	404,706
Total	—	$—	—	404,706

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-Q, Part II, Item 6, Exhibit 3.1, filed with the commission on November 5, 2015 (Commission File No. 00113349).

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009 (Commission File No. 00113349).

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009 (Commission File No. 00113349).

4.5	Description of Company Common Stock	Incorporated by reference to Form 8-K, Items 8.01 and 9.01, Exhibit 99.1, filed August 7, 2015 (Commission File No. 00113349).

10.1	Employment Agreement, dated as of February 22, 2018, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Curtis C. Simard	Incorporated herein by reference to Form 8-K, Item 5.02, Exhibit 10.1, filed February 22, 2018 (Commission File No. 00113349)

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 8, 2018	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: May 8, 2018	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer, & Principal Accounting Officer