Form 10-Q
period 2018-06-30
BAR HARBOR BANKSHARES
filed 2018-08-07
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018

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
Registrant’s telephone number, including area code: (207) 288-3314
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of "large accelerated filer," "accelerated filer", "smaller reporting company", or "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one)
Large Accelerated Filer ☐        Accelerated Filer ☒       Non-Accelerated Filer ☐      Smaller Reporting Company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The Registrant had 15,503,628 shares of common stock, par value $2.00 per share, outstanding as of August 3, 2018.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-Q

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$39,327	$34,262
Interest-bearing deposit with the Federal Reserve Bank	22,066	56,423
Total cash and cash equivalents	61,393	90,685
Securities available for sale, at fair value	710,147	717,242
Federal Home Loan Bank stock	38,712	38,105
Total securities	748,859	755,347
Commercial real estate	838,546	826,746
Commercial and industrial	400,293	379,423
Residential real estate	1,127,895	1,155,682
Consumer	118,332	123,762
Total loans	2,485,066	2,485,613
Less: Allowance for loan losses	(13,090)	(12,325)
Net loans	2,471,976	2,473,288
Premises and equipment, net	48,038	47,708
Other real estate owned	129	122
Goodwill	100,085	100,085
Other intangible assets	7,921	8,383
Cash surrender value of bank-owned life insurance	58,811	57,997
Deferred tax assets, net	10,309	7,180
Other assets	33,534	24,389
Total assets	$3,541,055	$3,565,184

Liabilities
Demand and other non-interest bearing deposits	$341,773	$349,055
NOW deposits	449,715	466,610
Savings deposits	350,339	364,799
Money market deposits	260,642	305,275
Time deposits	972,252	866,346
Total deposits	2,374,721	2,352,085
Senior borrowings	735,924	786,688
Subordinated borrowings	43,003	43,033
Total borrowings	778,927	829,721
Other liabilities	31,444	28,737
Total liabilities	3,185,092	3,210,543
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at June 30, 2018 and December 31, 2017, respectively	32,857	32,857
Additional paid-in capital	187,198	186,702
Retained earnings	156,139	144,977
Accumulated other comprehensive loss	(15,347)	(4,554)
Less: cost of 932,044 and 985,532 shares of treasury stock at June 30, 2018 and December 31, 2017, respectively	(4,884)	(5,341)
Total shareholders’ equity	355,963	354,641
Total liabilities and shareholders’ equity	$3,541,055	$3,565,184

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income
Loans	$25,934	$24,226	$51,060	$45,420
Securities and other	5,784	5,439	11,435	10,430
Total interest and dividend income	31,718	29,665	62,495	55,850
Interest expense
Deposits	4,405	2,539	8,390	4,749
Borrowings	4,321	3,317	7,955	5,920
Total interest expense	8,726	5,856	16,345	10,669
Net interest income	22,992	23,809	46,150	45,181
Provision for loan losses	770	736	1,565	1,531
Net interest income after provision for loan losses	22,222	23,073	44,585	43,650
Non-interest income
Trust and investment management fee income	3,122	3,324	6,084	6,188
Insurance brokerage service income	—	327	—	691
Customer service fees	2,347	1,991	4,571	3,764
Bank-owned life insurance income	377	386	823	785
Other income	1,275	530	1,881	1,076
Total non-interest income	7,121	6,558	13,359	12,504
Non-interest expense
Salaries and employee benefits	10,375	10,127	21,364	20,448
Occupancy and equipment	2,925	2,829	5,998	5,495
Loss on premises and equipment, net	—	—	—	95
Outside services	581	716	1,141	1,313
Professional services	360	489	793	929
Communication	304	290	484	658
Amortization of intangible assets	207	211	414	391
Acquisition, conversion and other expenses	214	2,459	549	5,571
Other expenses	3,719	2,925	6,794	5,977
Total non-interest expense	18,685	20,046	37,537	40,877

Income before income taxes	10,658	9,585	20,407	15,277
Income tax expense	2,123	3,029	4,060	4,510
Net income	$8,535	$6,556	$16,347	$10,767

Earnings per share:
Basic	$0.55	$0.43	$1.06	$0.72
Diluted	$0.55	$0.42	$1.05	$0.72

Weighted average common shares outstanding:
Basic	15,482	15,393	15,465	14,935
Diluted	15,571	15,506	15,560	15,049

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$8,535	$6,556	$16,347	$10,767
Other comprehensive (loss) income, before tax:
Changes in unrealized loss on securities available for sale	(3,087)	3,485	(13,789)	4,601
Changes in unrealized loss on derivative hedges	226	(481)	880	(704)
Changes in unrealized loss on pension	—	(15)	41	42
Income taxes related to other comprehensive (loss) income :
Changes in unrealized loss on securities available for sale	731	(1,292)	3,274	(1,640)
Changes in unrealized loss on derivative hedges	(54)	242	(209)	325
Changes in unrealized loss on pension	—	18	(10)	(3)
Total other comprehensive (loss) income	(2,184)	1,957	(9,813)	2,621
Total comprehensive income	$6,351	$8,513	$6,534	$13,388

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	10,767	—	—	10,767
Other comprehensive income	—	—	—	2,621	—	2,621
Total comprehensive income	—	—	10,767	2,621	—	13,388
Cash dividends declared ($0.37 per share)	—	—	(5,744)	—	—	(5,744)
Acquisition of Lake Sunapee Bank Group	8,328	173,591	—	—	—	181,919
Treasury stock purchased (2,861 shares)	—	—	—	—	(86)	(86)
Net issuance (49,029 shares) to employee stock plans, including related tax effects	—	(68)	(40)	—	473	365
Three-for-two stock split	10,952	(10,952)	(16)	—	—	(16)
Recognition of stock based compensation	—	556	—	—	—	556
Balance at June 30, 2017	$32,857	$186,154	$135,456	$(1,705)	$(5,640)	$347,122

Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641

Comprehensive income:
Net income	—	—	16,347	—	—	16,347
Other comprehensive loss	—	—	—	(9,813)	—	(9,813)
Total comprehensive income	—	—	16,347	(9,813)	—	6,534
Cash dividends declared ($0.39 per share)	—	—	(5,981)	—	—	(5,981)
Treasury stock purchased (9,294 shares)	—	—	—	—	(278)	(278)
Net issuance (62,782 shares) to employee stock plans, including related tax effects	—	(131)	—	—	735	604
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)		—
Recognition of stock based compensation	—	627	—	—	—	627
Balance at June 30, 2018	$32,857	$187,198	$156,139	$(15,347)	$(4,884)	$355,963

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$16,347	$10,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,565	1,531
Net amortization of securities	2,089	2,760
Deferred tax benefit	—	(237)
Change in unamortized net loan costs and premiums	214	(148)
Premises and equipment depreciation and amortization expense	1,676	1,827
Stock-based compensation expense	627	556
Accretion of purchase accounting entries, net	(1,240)	(1,594)
Amortization of other intangibles	414	391
Income from cash surrender value of bank-owned life insurance policies	(823)	(785)
Loss on premises and equipment, net	—	95
Net change in other assets and liabilities	(5,695)	(4,919)
Net cash provided by operating activities	15,174	10,244

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of securities available for sale	48,942	61,299
Purchases of securities available for sale	(57,725)	(104,833)
Net change in loans	10,924	(20,056)
Purchase of loans	(10,231)	(18,621)
Purchase of Federal Home Loan Bank stock	(848)	(7,388)
Proceeds from sale of Federal Home Loan Bank stock	241	—
Purchase of premises and equipment, net	(2,002)	(2,413)
Acquisitions, net of cash (paid) acquired	—	39,537
Proceeds from sale of other real estate	94	322
Net cash used in investing activities	(10,605)	(52,153)

Cash flows from financing activities:
Net increase in deposits	22,558	12,419
Net change in short-term advances from the Federal Home Loan Bank	(47,467)	228,833
Net change in long-term advances from the Federal Home Loan Bank	(3,297)	(77,554)
Net change in securities sold repurchase agreements	—	(5,754)
Exercise of stock options	604	263
Purchase of treasury stock	(278)	—
Common stock cash dividends paid	(5,981)	(5,744)
Net cash (used in) provided by financing activities	(33,861)	152,463

Net change in cash and cash equivalents	(29,292)	110,554
Cash and cash equivalents at beginning of year	90,685	8,439
Cash and cash equivalents at end of period	$61,393	$118,993

Supplemental cash flow information:
Interest paid	$17,182	$10,698
Income taxes paid, net	6,218	3,084

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,454,076
Liabilities assumed	—	1,406,672

Other non-cash changes:
Real estate owned acquired in settlement of loans	124	32

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

Tax Cuts and Jobs Act

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $4.0 million. The final impact of the Tax Act may differ from these estimates as a result of changes in management's interpretations and assumptions, as well as new guidance issued by the Internal Revenue Service.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates ("ASU") that could have a material impact to the Company’s consolidated financial statements upon adoption:

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
January 1, 2018
The Company adopted this ASU as of January 1, 2018, upon completion of an analysis to identify all revenue streams within the scope of this accounting guidance. After reviewing the related contracts as prescribed by the five steps within this ASU, one contract resulted in recognition of a $241,000 liability with a $184,000 impact to retained earnings net of tax. The remaining changes had no material impact on the consolidated financial statements. See Note 11 for more detail and transitional disclosures.

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
January 1, 2018
The Company adopted this ASU as of January 1, 2018, although it did not have any equity securities that would be in scope of this ASU. However, the Company is subject to the exit pricing notion required in fair value disclosures and after calculating the fair value, the Company had no material impact to its consolidated financial statements.

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
ASU 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending
Circular 202, issued on July 2, 1985, was rescinded by the Office of the Comptroller of the Currency. The circular limited the net deferred tax debits that could be carried on the bank's balance sheet for regulatory purposes to the amount that would be coverable by the net operating loss carrybacks. The language is no longer relevant and has been removed from the guidance.
		May 2018	The adoption of this ASU had no impact on the Company's consolidated financial statements.

Standard	Description	Required Date of Adoption	Effect on financial statements
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
ASU 2018-10, Codification Improvements to Topic 842, Leases

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

While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for available for sale securities, rather than reduce the amortized cost of the securities by direct write-offs.

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
ASU 2018-07, Share Based Payment Accounting
This ASU expands the scope of Topic 718, Compensation- Stock Compensation to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees.
January 1, 2019
The Company is currently evaluating this guidance to determine any impact on the Company's consolidated financial statements. The Company does not participate in these types of arrangements in the normal course of business, except for board director compensation.

ASU 2018-09, Codification Improvements
This ASU does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different areas based on comments and suggestions by various stakeholders. Topics that may be relevant to the company currently or in the future include (1) comprehensive income, (2) income tax for stock compensation and business combinations, (3) derivatives and hedging, and (4) fair value measurements.
		January 1, 2019	The Company is currently evaluating this guidance to determine any impact on the Company's consolidated financial statements.

NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Securities available for sale
Debt securities:
Obligations of US Government-sponsored enterprises	$3,991	$—	$3	$3,988
Mortgage-backed securities:
US Government-sponsored enterprises	459,957	521	13,628	446,850
US Government agency	88,545	195	2,486	86,254
Private label	446	124	6	564
Obligations of states and political subdivisions thereof	135,374	1,053	2,041	134,386
Corporate bonds	38,364	182	441	38,105
Total securities available for sale	$726,677	$2,075	$18,605	$710,147

December 31, 2017
Securities available for sale
Debt securities:
Obligations of US Government-sponsored enterprises	$6,967	$5	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	447,081	1,738	5,816	443,003
US Government agency	96,357	413	1,174	95,596
Private label	529	150	5	674
Obligations of states and political subdivisions thereof	138,522	2,407	729	140,200
Corporate bonds	30,527	323	53	30,797
Total securities available for sale	$719,983	$5,036	$7,777	$717,242

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at June 30, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$4,021	$4,018
Over 1 year to 5 years	15,681	15,541
Over 5 years to 10 years	46,469	46,445
Over 10 years	111,558	110,475
Total bonds and obligations	177,729	176,479
Mortgage-backed securities	548,948	533,668
Total securities available for sale	$726,677	$710,147

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2018
Securities available for sale
Debt securities:
Obligations of US Government-sponsored enterprises	$3	$3,988	$—	$—	$3	$3,988
Mortgage-backed securities:
US Government-sponsored enterprises	7,001	294,523	6,627	115,694	13,628	410,217
US Government agency	1,342	46,242	1,144	29,828	2,486	76,070
Private label	1	115	5	51	6	166
Obligations of states and political subdivisions thereof	476	31,838	1,565	27,847	2,041	59,685
Corporate bonds	441	23,668	—	—	441	23,668
Total securities available for sale	$9,264	$400,374	$9,341	$173,420	$18,605	$573,794

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

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three months ended June 30, 2018 and 2017 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended June 30,
	2018	2017
Estimated credit losses as of prior year-end	$1,697	$1,697
Reductions for securities paid off during the period	—	—
Estimated credit losses at end of the period	$1,697	$1,697

	Six Months Ended June 30,
	2018	2017
Estimated credit losses as of prior year-end,	$1,697	$1,697
Reductions for securities paid off during the period	—	—
Estimated credit losses at end of the period	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2018:

Obligations of US Government-sponsored enterprises
At June 30, 2018, the one security in the Company’s portfolio of AFS US Government sponsored enterprises was in an unrealized loss position. Aggregate unrealized losses represented 0.1% of the amortized cost of securities in unrealized loss positions.The Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The security is investment grade rated and there were no material underlying credit downgrades during the quarter. The Security is performing.

US Government-sponsored enterprises
At June 30, 2018, 495 out of the total 777 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 3.2% of the amortized cost of securities in unrealized loss positions.The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency
At June 30, 2018, 120 out of the total 200 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 3.2% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label
At June 30, 2018, ten of the total 26 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.3% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
At June 30, 2018, 119 of the total 262 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.3% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
At June 30, 2018, nine out of the total 17 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 1.8% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

Visa Class B Common Shares
The Company was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent it adds any funds to the escrow in the future. Based on the existing transfer restriction and the uncertainty of the litigation, the Company has recorded its Visa Class B shares on its statements of condition at zero value for all reporting periods since 2008. At June 30, 2018, the Company owned 11,623 of Visa Class B shares with a then current conversion ratio to Visa Class A shares of 1.6298 (or 18,943 Visa Class A shares). Upon termination of the existing transfer restriction and settlement of the litigation, and to the extent the Company continues to own such Visa Class B shares in the future, the Company expects to record its Visa Class B shares at fair value.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Lake Sunapee Bank Group. The following is a summary of total loans:

	June 30, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$27,722	$9,542	$37,264	$28,892	$16,781	$45,673
Other commercial real estate	540,580	260,702	801,282	505,119	275,954	781,073
Total Commercial Real Estate	568,302	270,244	838,546	534,011	292,735	826,746

Commercial and Industrial:
Other Commercial	226,143	62,253	288,396	198,051	68,069	266,120
Agricultural	25,284	—	25,284	27,588	—	27,588
Tax exempt	45,400	41,213	86,613	42,365	43,350	85,715
Total Commercial and Industrial	296,827	103,466	400,293	268,004	111,419	379,423

Total Commercial Loans	865,129	373,710	1,238,839	802,015	404,154	1,206,169

Residential Real Estate:
Residential mortgages	606,128	521,767	1,127,895	591,411	564,271	1,155,682
Total Residential Real Estate	606,128	521,767	1,127,895	591,411	564,271	1,155,682

Consumer:
Home equity	53,853	54,457	108,310	51,376	62,217	113,593
Other consumer	8,215	1,807	10,022	7,828	2,341	10,169
Total Consumer	62,068	56,264	118,332	59,204	64,558	123,762

Total Loans	$1,533,325	$951,741	$2,485,066	$1,452,630	$1,032,983	$2,485,613

The carrying amount of the acquired loans at June 30, 2018 totaled $951.7 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $11.6 million (and total note balances of $15.9 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at acquisition date had a carrying amount of $940.1 million as of June 30, 2018.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended June 30,
(in thousands)	2018	2017
Balance at beginning of period	$3,347	$3,194
Reclassification from nonaccretable difference for loans with (decreased) improved cash flows	(153)	1,745
Accretion	(387)	(372)
Balance at end of period	$2,807	$4,567

	Six Months Ended June 30,
(in thousands)	2018	2017
Balance at beginning of period	$3,509	$—
Acquisitions	—	3,398
Reclassification from nonaccretable difference for loans with improved cash flows	46	1,745
Accretion	(748)	(576)
Balance at end of period	$2,807	$4,567

The following is a summary of past due loans at June 30, 2018 and December 31, 2017:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2018
Commercial Real Estate:
Construction and land development	$—	$—	$2	$2	$27,720	$27,722	$—
Other commercial real estate	483	954	6,636	8,073	532,507	540,580	—
Total Commercial Real Estate	483	954	6,638	8,075	560,227	568,302	—

Commercial and Industrial:
Other commercial	79	8	604	691	225,452	226,143	—
Agricultural	—	37	130	167	25,117	25,284	—
Tax exempt	—	—	—	—	45,400	45,400	—
Total Commercial and Industrial	79	45	734	858	295,969	296,827	—

Total Commercial Loans	562	999	7,372	8,933	856,196	865,129	—

Residential Real Estate:
Residential mortgages	1,122	483	3,690	5,295	600,833	606,128	—
Total Residential Real Estate	1,122	483	3,690	5,295	600,833	606,128	—

Consumer:
Home equity	49	85	241	375	53,478	53,853	—
Other consumer	4	8	—	12	8,203	8,215	—
Total Consumer	53	93	241	387	61,681	62,068	—

Total Loans	$1,737	$1,575	$11,303	$14,615	$1,518,710	$1,533,325	$—

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial Real Estate:
Construction and land development	$—	$—	$637	$637	$28,255	$28,892	$—
Other commercial real estate	965	1,659	5,065	7,689	497,430	505,119	119
Total Commercial Real Estate	965	1,659	5,702	8,326	525,685	534,011	119

Commercial and Industrial:
Other commercial	186	329	702	1,217	196,834	198,051	21
Agricultural	42	159	198	399	27,189	27,588	155
Tax exempt	—	—	—	—	42,365	42,365	—
Total Commercial and Industrial	228	488	900	1,616	266,388	268,004	176

Total Commercial Loans	1,193	2,147	6,602	9,942	792,073	802,015	295

Residential Real Estate:
Residential mortgages	3,096	711	975	4,782	586,629	591,411	—
Total Residential Real Estate	3,096	711	975	4,782	586,629	591,411	—

Consumer:
Home equity	515	—	199	714	50,662	51,376	199
Other consumer	36	24	—	60	7,768	7,828	—
Total Consumer	551	24	199	774	58,430	59,204	199

Total Loans	$4,840	$2,882	$7,776	$15,498	$1,437,132	$1,452,630	$494

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2018
Commercial Real Estate:
Construction and land development	$35	$—	$—	$35	$151	$9,542	$—
Other commercial real estate	180	—	337	517	7,856	260,702	—
Total Commercial Real Estate	215	—	337	552	8,007	270,244	—

Commercial and Industrial:
Other commercial	28	—	423	451	515	62,253	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	41,213	—
Total Commercial and Industrial	28	—	423	451	515	103,466	—

Total Commercial Loans	243	—	760	1,003	8,522	373,710	—

Residential Real Estate:
Residential mortgages	1,080	974	979	3,033	3,069	521,767	—
Total Residential Real Estate	1,080	974	979	3,033	3,069	521,767	—

Consumer:
Home equity	106	—	154	260	24	54,457	—
Other consumer	3	4	—	7	3	1,807	—
Total Consumer	109	4	154	267	27	56,264	—

Total Loans	$1,432	$978	$1,893	$4,303	$11,618	$951,741	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial Real Estate:
Construction and land development	$124	$9	$—	$133	$258	$16,781	$—
Other commercial real estate	278	—	411	689	8,397	275,954	—
Total Commercial Real Estate	402	9	411	822	8,655	292,735	—

Commercial and Industrial:
Other commercial	125	14	49	188	632	68,069	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	43,350	—
Total Commercial and Industrial	125	14	49	188	632	111,419	—

Total Commercial Loans	527	23	460	1,010	9,287	404,154	—

Residential Real Estate:
Residential mortgages	752	388	614	1,754	3,259	564,271	—
Total Residential Real Estate	752	388	614	1,754	3,259	564,271	—

Consumer:
Home equity	125	117	80	322	38	62,217	16
Other consumer	2	—	—	2	3	2,341	—
Total Consumer	127	117	80	324	41	64,558	16

Total Loans	$1,406	$528	$1,154	$3,088	$12,587	$1,032,983	$16

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial Real Estate:
Construction and land development	$2	$—	$2	$637	$—	$637
Other commercial real estate	8,398	483	8,881	7,146	560	7,706
Total Commercial Real Estate	8,400	483	8,883	7,783	560	8,343

Commercial and Industrial:
Other commercial	1,488	598	2,086	703	463	1,166
Agricultural	325	—	325	43	—	43
Tax exempt	—	—	—	—	—	—
Total Commercial and Industrial	1,813	598	2,411	746	463	1,209

Total Commercial Loans	10,213	1,081	11,294	8,529	1,023	9,552

Residential Real Estate:
Residential mortgages	7,224	2,721	9,945	3,408	858	4,266
Total Residential Real Estate	7,224	2,721	9,945	3,408	858	4,266

Consumer:
Home equity	440	166	606	130	217	347
Other consumer	88	13	101	95	58	153
Total Consumer	528	179	707	225	275	500

Total Loans	$17,965	$3,981	$21,946	$12,162	$2,156	$14,318

Loans evaluated for impairment as of June 30, 2018 and December 31, 2017 were as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
June 30, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$9,172	$1,506	$4,855	$182	$15,715
Collectively evaluated	559,130	295,321	601,273	61,886	1,517,610
Total	$568,302	$296,827	$606,128	$62,068	$1,533,325

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$7,604	$626	$1,404	$13	$9,647
Collectively evaluated	526,407	267,378	590,007	59,191	1,442,983
Total	$534,011	$268,004	$591,411	$59,204	$1,452,630

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
June 30, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$231	$423	$283	$—	$937
Purchased Credit Impaired	8,008	515	3,069	27	11,619
Collectively evaluated	262,005	102,528	518,415	56,237	939,185
Total	$270,244	$103,466	$521,767	$56,264	$951,741

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$241	$571	$271	$63	$1,146
Purchased Credit Impaired	8,655	632	3,259	41	12,587
Collectively evaluated	283,839	110,216	560,741	64,454	1,019,250
Total	$292,735	$111,419	$564,271	$64,558	$1,032,983

The following is a summary of impaired loans at June 30, 2018 and December 31, 2017:
Business Activities Loans

	June 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	7,102	7,270	—
Other commercial	726	736	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	4,055	4,077	—
Home equity	182	463	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	2,071	2,140	682
Other commercial	779	786	34
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	800	808	80
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$9,173	$9,410	$682
Commercial and industrial	1,505	1,522	34
Residential real estate	4,855	4,885	80
Consumer	182	463	—
Total impaired loans	$15,715	$16,280	$796

Acquired Loans

	June 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	232	342	—
Other commercial	49	49	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	283	283	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate other	—	—	—
Other commercial	373	386	77
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$232	$342	$—
Commercial and industrial	422	435	77
Residential real estate	283	283	—
Consumer	—	—	—
Total impaired loans	$937	$1,060	$77

Business Activities Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Commercial real estate other	5,896	5,903	—
Other commercial	218	217	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,247	1,260	—
Home equity	13	13	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$637	$2,563	$59
Commercial real estate other	1,071	1,132	388
Other commercial	408	408	3
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	157	157	9
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$7,604	$9,598	$447
Commercial and industrial	626	625	3
Residential real estate	1,404	1,417	9
Consumer	13	13	—
Total impaired loans	$9,647	$11,653	$459

Acquired Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	241	352	—
Other commercial	571	584	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	271	278	—
Home equity	63	156	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Other commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$241	$352	$—
Commercial and industrial	571	584	—
Residential real estate	271	278	—
Consumer	63	156	—
Total impaired loans	$1,146	$1,370	$—

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2018 and 2017:

Business Activities Loans

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	6,364	15	2,499	68
Other commercial	680	5	349	8
Agricultural	—	—	70	1
Tax exempt loans	—	—	—	—
Residential real estate	4,063	19	2,130	24
Home equity	288	—	13	—
Other consumer	—	—	64	2

With an allowance recorded:
Construction and land development	$—	$—	$637	$—
Commercial real estate other	1,073	—	772	—
Other commercial	647	—	44	1
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	696	5	156	5
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$7,437	$15	$3,908	$68
Commercial and industrial	1,327	5	463	10
Residential real estate	4,759	24	2,286	29
Consumer	288	—	77	2
Total impaired loans	$13,811	$44	$6,734	$109

Acquired Loans

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	230	1	—	—
Other commercial	49	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	47	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate other	—	—	—	—
Other commercial	383	1	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$230	$1	$—	$—
Commercial and industrial	432	1	—	—
Residential real estate	47	—	—	—
Consumer	—	—	—	—
Total impaired loans	$709	$2	$—	$—

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

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2018 and for the three and six months ended June 30, 2017, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and six months ended June 30, 2018 were attributable to interest rate concessions, maturity date extensions, reamortization or a combination of two concessions. The modifications for the three months ending June 30, 2017 were attributable to interest rate concessions, maturity date extensions, or a combination of both.

	Three Months Ended June 30, 2018
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	—	$—	$—
Agricultural	—	—	—
Commercial real estate	5	1,641	1,390
Residential real estate	7	1,091	1,060
Home equity	1	100	100
Other consumer	1	4	4
Total	14	$2,836	$2,554

	Three Months Ended June 30, 2017
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	—	$—	$—
Agricultural	1	19	18
Commercial real estate	2	245	245
Residential real estate	1	118	117
Home equity	1	13	13
Other consumer	—	—	—
Total	5	$395	$393

	Six Months Ended June 30, 2018
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	2	$452	$437
Agricultural	1	167	—
Commercial real estate	7	1,674	1,409
Residential real estate	12	2,196	1,646
Home equity	1	100	100
Other consumer	2	5	5
Total	25	$4,594	$3,597

	Six Months Ended June 30, 2017
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial installment	1	$80	$77
Agricultural	1	19	18
Commercial real estate	2	245	245
Residential real estate	3	692	682
Home equity	1	13	13
Other consumer	1	38	37
Total	9	$1,087	$1,072

For the three and six months ended June 30, 2018, there were no loans restructured that had subsequently defaulted during the period.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure
As of June 30, 2018, the Company maintained foreclosed residential real estate property with a fair value of $129 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of June 30, 2018 and December 31, 2017 totaled $4.1 million and $843 thousand, respectively. As of December 31, 2017, foreclosed residential real estate property totaled $122 thousand.

Mortgage Banking
Total residential loans included held for sale loans of $2.7 million and $13.4 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 4.               ALLOWANCE FOR LOAN LOSSES

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

A summary of the methodology we employ on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows:

Specific Reserve for Loans Individually Evaluated
First, we identify loan relationships having aggregate balances in excess of $150 thousand with potential credit weaknesses. Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports and loans adversely classified internally or by regulatory authorities. Each loan so identified is then individually evaluated for impairment. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Substantially all of our impaired loans have historically been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan's underlying collateral. For such loans, we measure impairment based on the fair value of the loan's collateral, which is generally determined utilizing current appraisals. A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. Our policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral's value, in which case a new appraisal is obtained.

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

Activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 was as follows:

Business Activities Loans	At or for the Three Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,998	$2,612	$3,304	$500	$12,414
Charged-off loans	(156)	(27)	—	(216)	(399)
Recoveries on charged-off loans	46	4	—	2	52
Provision (releases) for loan losses	479	(80)	150	107	656
Balance at end of period	$6,367	$2,509	$3,454	$393	$12,723
Individually evaluated for impairment	682	34	80	—	796
Collectively evaluated	5,685	2,475	3,374	393	11,927
Total	$6,367	$2,509	$3,454	$393	$12,723

Business Activities Loans	At or for the Six Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	(156)	(111)	—	(386)	(653)
Recoveries on charged-off loans	61	6	1	4	72
Provision (releases) for loan losses	425	241	96	389	1,151
Balance at end of period	$6,367	$2,509	$3,454	$393	$12,723
Individually evaluated for impairment	682	34	80	—	796
Collectively evaluated	5,685	2,475	3,374	393	11,927
Total	$6,367	$2,509	$3,454	$393	$12,723

Business Activities Loans	At or for the Three Months Ended June 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,307	$2,143	$2,806	$628	$10,884
Charged-off loans	(7)	(170)	(13)	(23)	(213)
Recoveries on charged-off loans	1	32	—	2	35
Provision (releases) for loan losses	202	105	326	(6)	627
Balance at end of period	$5,503	$2,110	$3,119	$601	$11,333
Individually evaluated for impairment	380	4	10	—	394
Collectively evaluated	5,123	2,106	3,109	601	10,939
Total	$5,503	$2,110	$3,119	$601	$11,333

Business Activities Loans	At or for the Six Months Ended June 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(112)	(187)	(212)	(46)	(557)
Recoveries on charged-off loans	3	32	1	13	49
Provision (releases) for loan losses	467	313	609	33	1,422
Balance at end of period	$5,503	$2,110	$3,119	$601	$11,333
Individually evaluated for impairment	380	4	10	—	394
Collectively evaluated	5,123	2,106	3,109	601	10,939
Total	$5,503	$2,110	$3,119	$601	$11,333

Acquired Loans	At or for the Three Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$83	$124	$58	$—	$265
Charged-off loans	—	(37)	(64)	(17)	(118)
Recoveries on charged-off loans	18	6	—	82	106
Provision (releases) for loan losses	99	(11)	91	(65)	114
Balance at end of period	$200	$82	$85	$—	$367
Individually evaluated for impairment	—	77	—	—	77
Collectively evaluated	200	5	85	—	290
Total	$200	$82	$85	$—	$367

Acquired Loans	At or for the Six Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(106)	(95)	(64)	(60)	(325)
Recoveries on charged-off loans	18	6	—	82	106
Provision (releases) for loan losses	191	155	90	(22)	414
Balance at end of period	$200	$82	$85	$—	$367
Individually evaluated for impairment	—	77	—	—	77
Collectively evaluated	200	5	85	—	290
Total	$200	$82	$85	$—	$367

Acquired Loans	At or for the Three Months Ended June 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—
Provision (releases) for loan losses	51	24	34	—	109
Balance at end of period	$51	$24	$34	$—	$109
Individually evaluated for impairment	51	24	34	—	109
Collectively evaluated	—	—	—	—	—
Total	$51	$24	$34	$—	$109

Acquired Loans	At or for the Six Months Ended June 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—
Provision (releases) for loan losses	51	24	34	—	109
Balance at end of period	$51	$24	$34	$—	$109
Individually evaluated for impairment	51	24	34	—	109
Collectively evaluated	—	—	—	—	—
Total	$51	$24	$34	$—	$109

Loan Origination/Risk Management: The Bank has certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. The Bank’s Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Bank's Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. The Bank seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

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

The following tables present the Company’s loans by risk rating at June 30, 2018 and December 31, 2017:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Grade:
Pass	$27,647	$28,180	$517,753	$483,711	$545,400	$511,891
Special mention	73	73	7,139	5,706	7,212	5,779
Substandard	2	639	15,688	15,702	15,690	16,341
Total	$27,722	$28,892	$540,580	$505,119	$568,302	$534,011
Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Other Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Grade:
Pass	$222,898	$194,147	$24,684	$27,046	$45,243	$42,208	$292,825	$263,401
Special mention	1,355	1,933	68	63	157	157	1,580	2,153
Substandard	1,890	1,971	532	479	—	—	2,422	2,450
Total	$226,143	$198,051	$25,284	$27,588	$45,400	$42,365	$296,827	$268,004

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total Residential real estate and consumer
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Performing	$598,904	$588,003	$53,413	$51,246	$8,127	$7,733	$660,444	$646,982
Nonperforming	7,224	3,408	440	130	88	95	7,752	3,633
Total	$606,128	$591,411	$53,853	$51,376	$8,215	$7,828	$668,196	$650,615

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Grade:
Pass	$9,289	$16,523	$251,388	$266,477	$260,677	$283,000
Special mention	—	235	1,596	2,440	1,596	2,675
Substandard	253	23	7,718	7,037	7,971	7,060
Total	$9,542	$16,781	$260,702	$275,954	$270,244	$292,735

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Other Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Grade:
Pass	$54,605	$60,300	$—	$—	$41,213	$43,350	$95,818	$103,650
Special mention	5,934	5,753	—	—	—	—	5,934	5,753
Substandard	1,714	2,016	—	—	—	—	1,714	2,016
Total	$62,253	$68,069	$—	$—	$41,213	$43,350	$103,466	$111,419

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total Residential real estate and consumer
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Performing	$518,067	$562,516	$54,291	$62,000	$1,794	$2,283	$574,152	$626,799
Nonperforming	3,700	1,755	166	217	13	58	3,879	2,030
Total	$521,767	$564,271	$54,457	$62,217	$1,807	$2,341	$578,031	$628,829

The following table summarizes information about total classified and criticized loans loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$17,965	$3,981	$21,946	$12,140	$2,156	$14,296
Substandard accruing	7,901	9,583	17,484	10,284	7,833	18,117
Total classified	25,866	13,564	39,430	22,424	9,989	32,413
Special mention	8,792	7,530	16,322	7,932	8,428	16,360
Total Criticized	$34,658	$21,094	$55,752	$30,356	$18,417	$48,773

NOTE 5.               BORROWED FUNDS

Borrowed funds at June 30, 2018 and December 31, 2017 are summarized, as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$566,961	1.95%	$608,792	1.49%
Other borrowings	34,740	0.99	40,706	0.59
Total short-term borrowings	601,701	1.89	649,498	1.43
Long-term borrowings
Advances from the FHLB	134,223	1.73	137,190	1.72
Subordinated borrowings	38,003	5.48	38,033	4.88
Junior subordinated borrowings	5,000	5.75	5,000	4.89
Total long-term borrowings	177,226	2.65	180,223	2.47
Total	$778,927	2.06%	$829,721	1.66%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2018 and December 31, 2017.

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At June 30, 2018, the Bank’s available secured line of credit at the FRB was $135.4 million. The Bank has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended June 30, 2018 and December 31, 2017.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at June 30, 2018 include callable advances totaling $16.0 million, and amortizing advances totaling $670 thousand. The advances outstanding at December 31, 2017 include callable advances totaling $27.0 million, and $683 thousand amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2018 is as follows:

	June 30, 2018
(in thousands, except rates)	Carrying Value	Weighted Average Rate
Fixed rate advances maturing:
2018	$506,267	1.96%
2019	146,668	1.85
2020	29,938	1.64
2021	1,641	0.61
2022	15,000	1.33
2023 and thereafter	1,670	0.01
Total FHLB advances	$701,184	1.90%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At June 30, 2018 and December 31, 2017 the interest rate was 5.79% and 5.04%, respectively.

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

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(in thousands)	June 30, 2018	December 31, 2017
Time less than $100,000	$681,187	$579,856
Time $100,000 through $250,000	168,427	167,145
Time $250,000 or more	122,638	119,345
Total time deposits	$972,252	$866,346

At June 30, 2018 and December 31, 2017, the scheduled maturities by year for time deposits were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Within 1 year	$449,539	$406,295
Over 1 year to 2 years	328,611	305,895
Over 2 years to 3 years	159,749	115,878
Over 3 years to 4 years	15,029	24,459
Over 4 years to 5 years	19,266	13,685
Over 5 years	58	134
Total	$972,252	$866,346

Included in time deposits are brokered deposits of $508.9 million and $378.7 million at June 30, 2018 and December 31, 2017, respectively. Also included in time deposits are reciprocal deposits of $29.9 million and $49.7 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2018	Regulatory Minimum to be "Well Capitalized"	December 31, 2017	Regulatory Minimum to be "Well Capitalized"
Company (consolidated)
Total capital to risk weighted assets	13.9%	N/A	13.7%	N/A
Common equity tier 1 capital to risk weighted assets	11.5	N/A	11.3	N/A
Tier 1 capital to risk weighted assets	12.4	N/A	12.2	N/A
Tier 1 capital to average assets	8.3	N/A	8.1	N/A

Bank
Total capital to risk weighted assets	13.7%	10.0%	13.7%	10.0%
Common equity tier 1 capital to risk weighted assets	12.9	6.5	12.9	6.5
Tier 1 capital to risk weighted assets	12.9	8.0	12.9	8.0
Tier 1 capital to average assets	8.6	5.0	8.6	5.0

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

At June 30, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well capitalized" for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

Accumulated other comprehensive loss
Components of accumulated other comprehensive (loss) income is as follows:

(in thousands)	June 30, 2018	December 31, 2017
Other accumulated comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(16,530)	$(2,741)
Net unrealized loss on effective cash flow hedging derivatives	(2,708)	(3,588)
Net unrealized loss on post-retirement plans	(905)	(946)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	3,937	1,030
Net unrealized loss on effective cash flow hedging derivatives	644	1,338
Net unrealized loss on post-retirement plans	215	353
Accumulated other comprehensive loss	$(15,347)	$(4,554)

The following table presents the components of other comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(3,087)	$731	$(2,356)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(3,087)	731	(2,356)

Net unrealized gain on derivative hedges:
Net unrealized gain arising during the period	226	(54)	172
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on derivative hedges	226	(54)	172

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive loss	$(2,861)	$677	$(2,184)

Three Months Ended June 30, 2017
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$3,485	$(1,292)	$2,193
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	3,485	(1,292)	2,193

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(481)	242	(239)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(481)	242	(239)

Net unrealized (loss) gain on post-retirement plans:
Net unrealized (loss) gain arising during the period	(15)	18	3
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) gain on post-retirement plans	(15)	18	3
Other comprehensive income	$2,989	$(1,032)	$1,957

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(13,789)	$3,274	$(10,515)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(13,789)	3,274	(10,515)

Net unrealized gain on derivative hedges:
Net unrealized gain arising during the period	880	(209)	671
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on derivative hedges	880	(209)	671

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	41	(10)	31
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	41	(10)	31
Other comprehensive loss	$(12,868)	$3,055	$(9,813)

Six Months Ended June 30, 2017
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$4,601	$(1,640)	$2,961
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	4,601	(1,640)	2,961

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(704)	325	(379)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(704)	325	(379)

Net unrealized holding gain on post-retirement plans:
Net unrealized gain arising during the period	42	(3)	39
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	42	(3)	39
Other comprehensive income	$3,939	$(1,318)	$2,621

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended June 30, 2018 and 2017:

(in thousands)	Net unrealized holding (loss) gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2018
Balance at beginning of period	$(10,239)	$(2,236)	$(688)	$(13,163)
Other comprehensive (loss) gain before reclassifications	(2,356)	172	—	(2,184)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	(2,356)	172	—	(2,184)
Balance at end of period	$(12,595)	$(2,064)	$(688)	$(15,347)

Three Months Ended June 30, 2017
Balance at beginning of period	$(1,357)	$(1,938)	$(367)	$(3,662)
Other comprehensive gain (loss) before reclassifications	2,193	(239)	3	1,957
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	2,193	(239)	3	1,957
Balance at end of period	$836	$(2,177)	$(364)	$(1,705)

Six Months Ended June 30, 2018
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive (loss) gain before reclassifications	(10,515)	671	31	(9,813)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(10,515)	671	31	(9,813)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(12,595)	$(2,064)	$(688)	$(15,347)

Six Months Ended June 30, 2017
Balance at beginning of period	$(2,125)	$(1,798)	$(403)	$(4,326)
Other comprehensive gain (loss) before reclassifications	2,961	(379)	39	2,621
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	2,961	(379)	39	2,621
Balance at end of period	$836	$(2,177)	$(364)	$(1,705)

The Company did not have any reclassifications from any component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.

NOTE 8.    EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share and share data)	2018	2017	2018	2017
Net income	$8,535	$6,556	$16,347	$10,767

Average number of basic common shares outstanding	15,482,188	15,393,458	15,465,357	14,934,850
Plus: dilutive effect of stock options and awards outstanding	89,263	112,800	94,614	114,467
Average number of diluted common shares outstanding	15,571,451	15,506,258	15,559,971	15,049,317

Anti-dilutive options excluded from earnings calculation	3,173	8,347	19,488	9,045

Earnings per share:
Basic	$0.55	$0.43	$1.06	$0.72
Diluted	$0.55	$0.42	$1.05	$0.72

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

Information about derivative assets and liabilities at June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	4.6	$1,319
Total cash flow hedges	90,000		1,319

Economic hedges:
Forward sale commitments	5,625	0.2	(74)
Total economic hedges	5,625		(74)

Non-hedging derivatives:
Interest rate lock commitments	3,275	0.2	8
Customer loan derivative liability	34,255	15.2	(625)
Customer loan derivative asset	34,255	15.2	625
Total non-hedging derivatives	71,785		8

Total	$167,410		$1,253

	December 31, 2017
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	5.1	$669
Total cash flow hedges	90,000		669

Economic hedges:
Forward sale commitments	20,352	0.2	(221)
Total economic hedges	20,352		(221)

Non-hedging derivatives:
Interest rate lock commitments	19,853	0.2	(1)
Total non-hedging derivatives	19,853		(1)

Total	$130,205		$447

Information about derivative assets and liabilities for the three months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Cash flow hedges:
Interest rate cap agreements
Realized (loss) gain in interest expense	$(122)	$(55)	$(230)	$(94)

Economic hedges:
Forward commitments
Realized (loss) gain in other non-interest income	(23)	(9)	147	(87)

Non-hedging derivatives:
Interest rate lock commitments
Realized (loss) gain in other non-interest income	1	(26)	9	(24)

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

Interest Rate Lock Commitments
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

Customer Loan Derivatives
The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third party financial institutions. The loan swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company is party to master netting arrangements with its financial institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

NOTE 10.    FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$3,988	$—	$3,988
Mortgage-backed securities:
US Government-sponsored enterprises	—	446,850	—	446,850
US Government agency	—	86,254	—	86,254
Private label	—	564	—	564
Obligations of states and political subdivisions thereof	—	134,386	—	134,386
Corporate bonds	—	38,105	—	38,105
Derivative assets	—	1,944	8	1,952
Derivative liabilities	—	(625)	(74)	(699)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$6,972	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	—	443,003	—	443,003
US Government agency	—	95,596	—	95,596
Private label	—	674	—	674
Obligations of states and political subdivisions thereof	—	140,200	—	140,200
Corporate bonds	—	30,797	—	30,797
Derivative assets	—	669	—	669
Derivative liabilities	—	—	(222)	(222)

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

Customer Loan Derivatives. The valuation of the Company’s customer loan derivatives is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of master netting arrangements and any applicable credit enhancements, such as collateral postings.

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended June 30, 2018.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended June 30, 2018
December 31, 2017	$7	$(51)
Realized gain recognized in non-interest income	1	(23)
June 30, 2018	$8	$(74)

Six Months Ended June 30, 2018
December 31, 2017	$(1)	$(221)
Realized (loss) recognized in non-interest income	9	147
June 30, 2018	$8	$(74)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(in thousands, except ratios)	Fair Value June 30, 2018	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$8	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(74)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(66)

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2018	December 31, 2017	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Fair Value Measurement Date as of June 30, 2018
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$16,652	$10,793	$(1,525)	(5,859)	June 2018
Capitalized servicing rights	4,978	4,158			June 2018
Other real estate owned	129	122			Mar 2018 - June 2018
Total	$21,759	$15,073	(1,525)	(5,859)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value			Range (Weighted Average)(a)
(in thousands, except ratios)	June 30, 2018	Valuation Techniques	Unobservable Inputs
Assets
Impaired loans	$13,696	Fair value of collateral -appraised value	Loss severity	0% to 55%
			Appraised value	$65 to $6,915

Impaired loans	2,956	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$37 to $1,162

Capitalized servicing rights	4,978	Discounted cash flow	Constant prepayment rate (CPR)	8.85%
			Discount rate	10.09%

Other real estate owned	129	Fair value of collateral less selling costs	Appraised value	$142
			Selling Costs	10%
Total	$21,759

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value			Range
(in thousands, except ratios)	December 31, 2017	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$8,586	Fair value of collateral -appraised value	Loss severity	15.7% to 45.28%
			Appraised value	$100 to $7,545

Impaired loans	2,207	Discount cash flow	Discount rate	2.63% to 9.50%
			Cash flows	$6 to $320

Capitalized servicing rights	4,158	Discounted cash flow	Constant prepayment rate (CPR)	10.97%
			Discount rate	10.10%

Other real estate owned	122	Fair value of collateral less selling costs	Appraised value	$136
			Selling Costs	10%
Total	$15,073

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2018 and December 31, 2017.

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

	June 30, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$61,393	$61,393	$61,393	$—	$—
Securities available for sale	710,147	710,147	—	710,147	—
FHLB stock	38,712	38,712	—	38,712	—
Net loans	2,471,976	2,406,857	—	—	2,406,857
Accrued interest receivable	3,498	3,498	—	3,498	—
Cash surrender value of bank-owned life insurance policies	58,811	58,811	—	58,811	—
Derivative assets	1,952	1,952	—	1,944	8

Financial Liabilities
Total deposits	$2,374,721	$2,291,030	$—	$2,291,030	$—
Securities sold under agreements to repurchase	34,740	34,709	—	34,709	—
FHLB advances	701,184	698,844	—	698,844	—
Subordinated borrowings	5,000	5,000	—	5,000	—
Junior subordinated borrowings	38,003	36,781	—	36,781	—
Derivative liabilities	(699)	(699)	—	—	(699)

	December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$90,685	$90,685	$90,685	$—	$—
Securities available for sale	717,242	717,242	—	717,242	—
FHLB stock	38,105	38,105	—	38,105	—
Net loans	2,473,288	2,433,557	—	—	2,433,557
Accrued interest receivable	3,347	3,347	—	3,347	—
Cash surrender value of bank-owned life insurance policies	57,997	57,997	—	57,997	—
Derivative assets	669	669	—	669	—

Financial Liabilities
Total deposits	$2,352,085	$2,348,574	$—	$2,348,574	$—
Securities sold under agreements to repurchase	40,706	40,680	—	40,680	—
FHLB advances	745,982	744,006	—	744,006	—
Subordinated borrowings	38,033	38,033	—	38,033	—
Junior subordinated borrowings	5,000	3,782	—	3,782	—
Derivative liabilities	(222)	(222)	—	—	(222)

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of 90 days or less.

FHLB stock and restricted securities. Carrying value approximates fair value based on the redemption provisions of the issuers.

Cash surrender value of life insurance policies. Carrying value approximates fair value.

Loans, net. As of June 30, 2018, the fair value of loans were calculated on an individual basis with consideration given to the loans' underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, timing of principal and interest payments, current market rates, risk ratings, credit ratings and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, liquidity premiums, projected default probabilities, losses given defaults, and estimates of prevailing discount rates.  As of December 31, 2017, the fair value of loans was estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

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

NOTE 11.     NON-INTEREST INCOME

Adoption of "ASC 606", Revenue from Contracts with Customers

The Company completed its overall assessment of revenue streams and review of related contracts within scope of Accounting Standards Codification ("ASC") 606, including trust and investment management fees, financial services fees, interchange fees, customer deposit fees, and other customer service fees. Based on this assessment, the Company concluded that ASC 606 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense are now recorded as contra-revenue, and vice versa). These classification changes resulted in immaterial changes to both revenue and expense. These changes did not have a material effect to non-interest income or expense. Additionally, the Company reviewed deferred revenue from benefits received under various incentive contracts. The Company noted one contract was significantly impacted by the adoption, which the related financial impact and details are reflected in the tables below.

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the prior guidance of ASC 605, Revenue Recognition.

The adoption effected the Company's accounting for deferred revenue related to an upfront incentive received in connection with a co-branding agreement. The incentive, which was previously amortized over the life of the contract is now constrained by a termination penalty based on future customer transaction volume. As a result, the remaining deferred liability was re-established to its original value, which increased deferred tax assets by $57 thousand and reduced retained earnings by $184 thousand. Operating results during 2018 were not effected.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires the Company to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of January 1, 2018. The guidance provides certain practical expedients which limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for: (1) contracts with an original expected length of one year or less, (2) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed or (3) variable consideration allocated entirely to a wholly unsatisfied performance obligation for which consideration is allocated in accordance with paragraph 606-10-32-40. All revenue accounted for under the scope of ASC 606 meets one of these three criteria.

Disaggregation of Revenue

The following tables disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Major Products/Service Lines
Trust management fees	$2,807	$5,547
Financial services fees	315	536
Interchange fees	1,107	2,131
Customer deposit fees	1,019	1,998
Other customer service fees	221	443
Total	$5,469	$10,655

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$2,643	$4,994
Products and services transferred over time	2,826	5,661
Total	$5,469	$10,655

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

Contract Balances from Contracts with Customers

The following table provides information about receivables, contract assets, and deferred revenues from contracts with customers.

(in thousands)	Balance at June 30, 2018	Balance at December 31, 2017
Balances from contracts with customers only:
Other Assets	$4,326	$972
Other Liabilities	3,868	342

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

NOTE 12.    SUBSEQUENT EVENTS

There were no significant subsequent events between June 30, 2018 and through the date the financial statements are available to be issued.

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

Shown Below is a profile of the Company as of June 30, 2018:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PER SHARE DATA
Net earnings, diluted	$0.55	$0.42	$1.05	$0.72
Adjusted earnings, diluted(1) (2)	0.56	0.52	1.08	0.95
Total book value	22.97	22.53	22.97	22.53
Tangible book value(2)	16.00	15.44	16.00	15.44
Market price at period end	30.29	30.82	30.29	30.82
Dividends	0.20	0.19	0.39	0.37

PERFORMANCE RATIOS(3)
Return on assets	0.97%	0.76%	0.94%	0.63%
Adjusted return on assets(1) (2)	1.00	0.94	0.97	0.84
Return on equity	9.65	7.55	9.34	6.26
Adjusted return on equity(1) (2)	9.86	9.32	9.58	8.31
Adjusted return on tangible equity(1) (2)	14.43	13.81	14.08	12.26
Net interest margin, fully taxable equivalent (FTE)(2) (4)	2.91	3.16	2.95	3.13
Net interest margin (FTE), excluding purchased loan accretion(2) (4)	2.80	3.02	2.84	3.01
Efficiency ratio(2)	58.83	54.57	59.58	57.39

GROWTH (Year-to-date)
Total commercial loans(2)	5.7%	5.0%	5.7%	5.0%
Total loans(2)	—	7.0	—	7.0
Total deposits(2)	1.9	2.3	1.9	2.3

FINANCIAL DATA (In millions)
Total assets	$3,541	$3,503	$3,541	$3,503
Total earning assets(5)	3,250	3,138	3,250	3,138
Total investments	749	763	749	763
Total loans	2,485	2,377	2,485	2,377
Allowance for loan losses	13	11	13	11
Total goodwill and intangible assets	108	109	108	109
Total deposits	2,375	2,213	2,375	2,213
Total shareholders' equity	356	347	356	347
Net income	9	7	16	11
Adjusted income(2)	9	8	17	14

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	0.06%	0.03%	0.06%	0.03%
Allowance for loan losses/total loans	0.53	0.48	0.53	0.48
Loans/deposits	105	107	105	107
Shareholders' equity to total assets	10.05	9.91	10.05	9.91
Tangible shareholders' equity to tangible assets(2)	7.22	7.01	7.22	7.01

_____________________________________

(1)
Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions, system conversions and gain on sale of securities. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.

(2)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.

(3)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(4)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(5) Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS
The following tables present the loan and deposit data for the second quarter and accompanying quarterly and year to date growth rates on an annualized basis.

LOAN ANALYSIS

						June 30, 2018 Annualized Growth %
(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Quarter End	Year to Date
Commercial real estate	$838,546	$824,721	$826,746	$793,572	$738,584	6.7%	2.9%
Commercial and industrial	313,680	301,811	293,707	270,759	269,960	15.7	13.6
Total commercial loans	1,152,226	1,126,532	1,120,453	1,064,331	1,008,544	9.1	5.7
Residential real estate	1,127,895	1,132,977	1,155,682	1,152,628	1,160,832	(1.8)	(4.8)
Consumer	118,332	119,516	123,762	125,590	127,229	(4.0)	(8.8)
Tax exempt and other	86,613	85,394	85,716	86,313	80,042	5.7	2.1
Total loans	$2,485,066	$2,464,419	$2,485,613	$2,428,862	$2,376,647	3.4%	—%

DEPOSIT ANALYSIS

						June 30, 2018 Annualized Growth %
(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Quarter End	Year to Date
Demand	$341,773	$342,192	$349,055	$357,398	$332,339	(0.5)%	(4.2)%
NOW	449,715	448,992	466,610	442,085	451,171	0.6	(7.2)
Savings	350,339	361,591	364,799	373,118	360,306	(12.4)	(7.9)
Money Market	260,642	303,777	305,275	300,398	285,312	(56.8)	(29.2)
Total non-maturity deposits	1,402,469	1,456,552	1,485,739	1,472,999	1,429,128	(14.9)	(11.2)
Total time deposits	972,252	884,848	866,346	802,110	783,876	39.5	24.4
Total deposits	$2,374,721	$2,341,400	$2,352,085	$2,275,109	$2,213,004	5.7%	1.9%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following tables present average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$824,356	$9,216	4.48%	$767,669	$8,117	4.24%
Commercial and industrial	396,471	4,639	4.69	322,147	3,832	4.77
Residential	1,126,714	10,896	3.88	1,159,714	11,088	3.83
Consumer	119,570	1,387	4.65	127,611	1,498	4.71
Total loans (1)	2,467,111	26,138	4.25	2,377,141	24,535	4.14
Securities and other (2)	767,886	6,082	3.18	761,546	6,066	3.19
Total earning assets	3,234,997	32,220	3.99%	3,138,687	30,601	3.91%
Other non-earning assets	277,402			295,277
Total assets	$3,512,399			$3,433,964

Liabilities
NOW	$441,645	$409	0.37%	$440,452	$277	0.25%
Savings	351,712	146	0.17	362,899	116	0.13
Money market	288,169	566	0.79	275,687	310	0.45
Time deposits	872,149	3,283	1.51	732,188	1,836	1.01
Total interest bearing deposits	1,953,675	4,404	0.90	1,811,226	2,539	0.56
Borrowings	836,295	4,321	2.07	941,789	3,317	1.41
Total interest-bearing liabilities	2,789,970	8,725	1.25%	2,753,015	5,856	0.85%
Non-interest-bearing demand deposits	339,374			320,503
Other non-earning liabilities	28,386			13,145
Total liabilities	3,157,730			3,086,663

Total shareholders' equity	354,669			347,301

Total liabilities and shareholders' equity	$3,512,399			$3,433,964

Net interest spread			2.74%			3.06%
Net interest margin			2.91			3.16
_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

	Six Months Ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$823,182	$18,126	4.44%	$792,413	$16,097	4.07%
Commercial and industrial	389,003	8,771	4.55	307,754	7,260	4.73
Residential	1,135,822	21,841	3.88	1,159,430	19,776	3.42
Consumer	120,410	2,725	4.56	127,927	2,809	4.40
Total loans (1)	2,468,417	51,463	4.20	2,387,524	45,942	4.05
Securities and other (2)	753,685	12,037	3.22	759,197	11,729	3.12
Total earning assets	3,222,102	63,500	3.97%	3,146,721	57,671	3.82%
Other non-earning assets	282,964			275,354
Total assets	$3,505,066			$3,422,075

Liabilities
NOW	$445,092	$784	0.36%	$457,338	$434	0.19%
Savings	356,731	305	0.17	365,631	236	0.13
Money market	294,534	1,080	0.74	301,073	639	0.43
Time deposits	871,674	6,220	1.44	711,156	3,440	0.97
Total interest bearing deposits	1,968,031	8,389	0.86	1,835,198	4,749	0.52
Borrowings	823,506	7,955	1.95	911,044	5,920	1.31
Total interest-bearing liabilities	2,791,537	16,344	1.18%	2,746,242	10,669	0.78%
Non-interest-bearing demand deposits	331,561			307,265
Other non-earning liabilities	28,907			24,324
Total liabilities	3,152,005			3,077,831

Total shareholders' equity	353,061			344,244

Total liabilities and shareholders' equity	$3,505,066			$3,422,075

Net interest spread			2.79%			3.04%
Net interest margin			2.95			3.13
_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(in thousands)		2018	2017	2018	2017
Net income		$8,535	$6,556	$16,347	$10,767
Adj: Loss on sale of fixed assets, net		—	—	—	95
Adj: Loss on other real estate owned		23	—	23	—
Adj: Acquisition, conversion and other expenses		214	2,459	549	5,571
Adj: Income taxes (1)		(57)	(924)	(138)	(2,129)
Total adjusted income (2)	(A)	$8,715	$8,091	$16,781	$14,304

Net-interest income	(B)	$22,992	$23,809	$46,150	$45,181
Plus: Non-interest income		7,121	6,558	13,359	12,504
Total Revenue		30,113	30,367	59,509	57,685
Adj: Net security gains		—	—	—	—
Total adjusted revenue (2)	(C)	$30,113	$30,367	$59,509	$57,685

Total non-interest expense		$18,685	$20,046	$37,537	$40,877
Less: Loss on sale of fixed assets, net		—	—	—	(95)
Less: Loss on other real estate owned		(23)	—	(23)	—
Less: Acquisition expense		(214)	(2,459)	(549)	(5,571)
Adjusted non-interest expense (2)	(D)	$18,448	$17,587	$36,965	$35,211

(in millions)
Total average earning assets	(E)	$3,235	$3,139	$3,222	$3,147
Total average assets	(F)	3,512	3,434	3,505	3,422
Total average shareholders' equity	(G)	355	347	353	344
Total average tangible shareholders' equity (2) (3)	(H)	247	238	245	238
Total tangible shareholders' equity, period-end (2)(3)	(I)	248	238	248	238
Total tangible assets, period-end (2) (3)	(J)	3,433	3,394	3,433	3,394

(in thousands)
Total common shares outstanding, period-end	(K)	15,496	15,407	15,496	15,407
Average diluted shares outstanding	(L)	15,571	15,506	15,560	15,049

Adjusted earnings per share, diluted	(A/L)	$0.56	$0.52	$1.08	$0.95
Tangible book value per share, period-end (2)	(I/K)	16.00	15.44	16.00	15.44
Securities adjustment, net of tax	(M)	(12,594)	(827)	(12,594)	(827)
Tangible book value per share, excluding securities adjustment	(I+M)/K	16.81	15.49	16.81	15.49
Total tangible shareholders' equity/total tangible assets(2)	(H/J)	7.22	7.01	7.22	7.01

Performance ratios
GAAP return on assets		0.97%	0.76%	0.94%	0.63%
Adjusted return on assets (2)	(A/F)	1.00	0.94	0.97	0.84
GAAP return on equity		9.65	7.55	9.34	6.26
Adjusted return on equity (2)	(A/G)	9.86	9.32	9.58	8.31
Adjusted return on tangible equity (2) (4)	(A/I)	14.43	13.81	14.08	12.26
Efficiency ratio (2)(5)	(D-O-Q)/(C+N)	58.83	54.57	59.58	57.39
Net interest margin	(B+P)/E	2.91	3.16	2.95	3.13

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$622	$1,185	$1,267	$2,162
Franchise taxes included in non-interest expense	(O)	159	158	340	472
Tax equivalent adjustment for net interest margin	(P)	502	936	1,005	1,690
Intangible amortization	(Q)	207	211	414	391
_____________________________________

(1)	Assumes a marginal tax rate of 24.15% in 2018 and 37.57% in 2017.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)
Adjusted return on tangible equity are computed by dividing the total adjusted income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 24.15% in 2018 and 37.57% in 2017, by tangible equity.

(5)
Efficiency ratio is computed by dividing total adjusted tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total adjusted non-interest income.  The Company uses this non-GAAP measure to provide important information about its operating efficiency.

FINANCIAL SUMMARY

The Company reported second quarter 2018 net income of $8.5 million, or $0.55 per share, compared with $6.6 million, or $0.42 per share in the same quarter of 2017. Adjusted earnings (non-GAAP measure) in the second quarter 2018 totaled $8.7 million, or $0.56 per share, up from $8.1 million, or $0.52 per share in the second quarter of 2017. As discussed in an earlier section, the Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations.

SECOND QUARTER FINANCIAL HIGHLIGHTS (comparisons are to the second quarter 2017 unless otherwise noted):

•	9% annualized commercial loan growth

•	9% increase in non-interest income

•	58.8% efficiency ratio (non-GAAP measure)

•	1.00% adjusted return on assets (non-GAAP measure)

•	9.86% adjusted return on equity (non-GAAP measure)

•	9% annualized growth in tangible book value per share, excluding security adjustments (non-GAAP measure)

In the second quarter 2018, the Company delivered on improved financial performance through diversified revenue streams, commercial loan growth, a strong credit culture and a disciplined approach to expense management. As a result, adjusted return on assets improved to 1.00% on stronger adjusted earnings up 8% on a year over year basis.

The Company was effective in executing strategies that included the official unification of the banking franchise under the Bar Harbor Bank & Trust brand throughout its geographic footprint. Non-interest income grew by 9% year over year on higher customer activity and fees from the build out of the Company's derivatives platform. Hiring additional talent and meeting evolving customer needs led to the Company's expanded derivatives capabilities, which contributed almost 3 cents of earnings per share. Additionally the Company continued to gain market share growing commercial loans during the quarter at 9% annualized rate and maintaining a strong pipeline going into the third quarter of 2018. As of June 30, 2018, excluding security adjustments, the Company is ahead of schedule on the earn-back of dilution to tangible book value per share and anticipates to be at pre-acquisition levels by year-end.

As a True Community Bank, the Company, supports its surrounding communities with the donation of time, money, and various forms of expertise. In addition, to the countless volunteer hours that the Company has committed in its communities, the Bank has already donated significantly this year to worthy causes. The Company rolled out an employee incentive program to encourage charitable donations that will provide meaningful support to non-profit businesses.

In the third quarter, the Company plans to convert current Visa debit card offering to Mastercard for all customers. We anticipate that the introduction of this card will allow for further enhance security and fraud detection for customers to include EMV chips. In addition to the issuance of new cards, the Company plans to roll out a rewards program and instant issuance capabilities will be rolled out at all of our branches and customer driven Bar Harbor card controls will be provided though mobile devices.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Summary
Second quarter net income was $8.5 million, or $0.55 per share, in 2018 compared to $6.6 million or $0.42 per share in the same period of 2017. Net income in the second quarter of 2017 was reduced by $1.5 million due to acquisition costs. Adjusted net income increased by 8% to $8.7 million, or $0.56 per share, in the second quarter of 2018 compared to $8.1 million, or $0.52 per share, in the second quarter of 2017, based on higher non-interest income.

The Company reported first half 2018 net income of $16.3 million, or $1.05 per share, compared with 10.8 million, or $0.72 per share in the same period of 2017. Adjusted net income increased by 17% to $16.8 million, or $1.08 per share compared with $14.3 million, or $0.95 per share, for these respective periods. These changes largely reflected the same trends discussed above that drove second quarter net income growth. The return on assets ratio during the first half of 2018 was 0.94% compared to 0.63% in the prior year. Adjusted return on assets advanced to 0.97% from 0.84% in the prior year based on higher net interest income and customer services fee income. Return on equity in the first half 2018 was 9.34% compared to 6.26% in the prior year. Adjusted return on equity in the first quarter increased to 9.58% from 8.31% in the prior year due to higher net income and improved operational efficiencies. The increase in profitability reflects the Company's focus and realization of the earn-back period of the acquisition made in 2017.

Net Interest Income
Second quarter net interest income decreased by $800 thousand to $23.0 million from $23.8 million in the same quarter of 2017. Interest income totaled $31.7 million, up 7% on a year over year basis as average earning assets grew $96.3 million and yields improved by eight basis points. However, net interest margin in the second quarter 2018 decreased to 2.91% from 3.16% in the prior year due to higher cost of funds driven by short-term interest rate hike. Given the further flattening of the yield curve, the Company extended liability durations during the quarter in an effort to mitigate the impact of future Federal Reserve tightening. Purchase loan accretion contributed $1.8 million in the first half of 2018 and $1.9 million in the first half of 2017 to the yield.

For the first six months of the year, net interest income increased year over year to $46.1 million from $45.1 million for the same period of the prior year. Interest income from earnings assets in the first half of 2018 increased to $62.5 million with a yield of 3.97% compared to $55.9 million with a yield of 3.82% in the same period of 2017. The yield from total loans expanded 15 basis points, while the yield on commercial and industrial loans declined 18 basis points primarily due to a lower tax equivalent adjustment from a lower federal tax rate.

Non-Interest Income
Second quarter non-interest income grew 9% to $7.1 million compared with $6.6 million in the same quarter of 2017. The increase is primarily due to higher customer service fees on greater transaction volume and $545 thousand in fees from an expanded customer derivatives platform.

Non-interest income for the first six months of 2018 increased year over year by 7% to $13.4 million compared with $12.5 million for the same period of 2017. The increase in fee income for the six month period is driven by the same reasons as the quarterly period.

Loan Loss Provision
The provision for loan losses in the second quarter 2018 increased to $770 thousand from $736 thousand for the same quarter in 2017. On a year-to-date basis, the loan loss provision was $1.6 million in 2018 compared to $1.5 million in 2017. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The amount of the provision exceeded net charge-offs, which follows the positive trend in all quarterly periods since the first quarter of 2017.

Non-Interest Expense
Non-interest expense decreased to $18.7 million in the second quarter 2018 compared to $20.0 million in the second quarter of 2017. The decrease primarily relates to lower acquisition, conversion and other expenses, totaling $214 thousand in 2018 compared to $2.5 million in 2017. Offsetting this, brand consolidation costs also increased other expense in the second quarter 2018 by $318 thousand.

For the first six months of 2018 and 2017 acquisition, conversion, and other expenses were $549 thousand for 2018 and $5.6 million in 2017. All other decreases in non-interest expense on a year-to-date basis are consistent with quarterly trends. The efficiency ratio for the first half was 60% compared to 57% for the same period of 2017. The increase is from the addition of strategic new hires offset by realized cost savings from the acquisition.

Income Tax Expense
The second quarter effective tax rate decreased to 19.9% in 2018 compared with 31.6% in the same quarter of 2017, primarily reflecting a lower federal statutory tax rate. The effective tax rate in 2017 also benefited from the acquisition and conversion related costs.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017

Summary
Total assets were $3.54 billion at the end of the second quarter 2018 compared to $3.57 billion at year-end 2017. The decrease is primarily from excess cash used to pay-down borrowings. The loan to deposit ratio improved to 105% from 106% at year-end 2017 due to seasonably lower loan growth in the first half of 2018. Overall, asset quality metrics remain strong with an allowance for credit losses to total loans ratio of 0.53% and the ratio of net charge-offs to total loans continuing the trend of remaining close to zero. Excluding the impact of securities fair value adjustments, earnings grew tangible book value per share to $16.81 from $15.83 at the end of 2017 due to stronger earnings partially offset by higher dividends paid to shareholders.

Securities
Total securities decreased $6.5 million during the six months ended June 30, 2018 to $749.0 million. Securities purchased included $49.8 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises and $7.9 million of corporate bonds. The purchases were offset by $51.0 million of maturities, calls and pay-downs of amortizing securities, and a $13.8 million reduction in fair value. The reduction in fair value was largely due to a decline in debt obligations tied to longer term interest rates. The weighted average yield on the Company’s security profile as of June 30, 2018 was 3.18% for the quarter compared to 3.06% at year-end 2017. At June 30, 2018, the securities held by the Company had an average life of 5.9 years and a duration of 4.4 years compared to 5.2 years and 4.1 years at the end of 2017, respectively.

Loans
Total loans at June 30, 2018 were $2.49 billion, a decrease of $547 thousand during the first half of 2018 compared to year-end 2017. Despite the overall slight decrease in total loans, commercial and industrial loans grew 14% on annualized year to date basis. This category is one of the Company's primary areas of strategic focus and commitment to generating higher yields. Residential real estate loans declined $27.8 million since year-end 2017 as the majority of the originations were conforming loans and sold in the secondary market. Loan yields increased across all product lines with the exception of commercial and industrial loans, which declined 29 basis points due to a lower tax equivalency adjustment on tax exempt loans related to the new Federal tax rate.

Asset Quality
Asset quality metrics remained favorable during the second quarter 2018 with a ratio of net charge-off to total average loans of 0.06%. The ratio of non-accrual loans to total loans increased to 0.88% at the end of the second quarter 2018 from 0.58% at year-end 2017 primarily due to two large residential relationships. Based on an impairment analysis, most of those obligations are expected to be recovered upon settlement.

The allowance for loan losses increased to $13.1 million during the first six months of 2018 from $12.3 million at year-end 2017 due to higher specific reserves on impaired loans. While total loan balances decreased slightly during the first six months of 2018, there was no related benefit to the allowance as the growth is experienced in the current business portfolio and the decreases were experienced in the acquired loan portfolios. Under accounting standards for business combinations, acquired loans are recorded at fair value with no allowance for loan losses on the date of acquisition. An allowance for loan losses is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date.

Deposits
Non-maturity (“Core”) deposits decreased $83.3 million to $1.40 billion from $1.49 billion at year-end 2017. The Bank's deposit market area is seasonal with lower deposits in the winter and spring months and higher deposits in the summer and autumn months. Core deposits are still the primary funding source for loans, which leveled off over the first six months of 2018. Time deposits increased $105.9 million, which reflected the Company’s strategy to target funding durations and support the capital leverage initiative. The yield from total deposits increased to 0.90% at the end of June 2018 from 0.70% at year-end 2017 reflecting the impact of several Federal Fund rate increases.

Borrowings
Total borrowings decreased by $50.8 million in the first half of 2018 as excess cash was used to pay-down mostly short term FHLB advances. Due to the same reason as core deposits, the yield on borrowings increased to 2.07% in the most recent quarter compared with the 1.62% at year-end 2017.

Equity
Total equity was $356.0 million, compared with $354.6 million at year-end 2017. Net after-tax fair value adjustments to securities reduced equity by $12.6 million in the first half 2018 compared to a $1.7 million increase at year-end 2017. Excluding fair value adjustments, tangible equity increased to $260.6 million in first half from $244.4 million at year-end 2017, or an increase of 10% on an annualized basis. The Company evaluates changes in tangible book value excluding securities adjustment, a non-GAAP financial measure, which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. The Company and the Bank remained "well capitalized" under regulatory guidelines at period-end.

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

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the "FRB"). At June 30, 2018, the Bank’s available secured line of credit at the FRB stood at $135.4 million or 3.8% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

Allowance for Loan Losses: The allowance for loan losses represents probable credit losses that are inherent in the loan portfolio at the financial statement date and which may be estimated. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although management believes that it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that may cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require the Company to increase provisions for loan losses, which would negatively impact earnings.

Acquired Loans: Loans that the Company acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired. For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

As of June 30, 2018 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one- and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve slightly over the one year horizon (+.2% versus the base case) while deteriorating over the two-year horizon (-3.1% versus the base case). Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

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

As compared to March 31, 2018, the year-one sensitivity in the down 100 basis points scenario decreased for the quarter (+.3% prior, versus +.2% current).  The year-two sensitivities in the down 100 basis points scenario changed going from -.7% to -3.1%.  In the year-one up 200 basis points scenario, results improved going from -3.4% to -3.1%. Year-two, up 200 basis points shows a slightly more positive result (-9.2% prior, versus -8.5% current). On balance, the current aggregate position is less liability sensitive than the prior position.

Despite seven rate hikes over the last thirty months, the Federal Reserve continues to maintain short-term interest rates at low levels, threatening net interest income. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At June 30, 2018, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 4.    CONTROLS AND PROCEDURES

a)	Disclosure controls and procedures.

The principal executive officers, including the Chief Executive Officer and the Chief Financial Officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
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

ITEM 1A.               RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c)  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1-30, 2018	9,294	$29.98	9,294	395,412
May 1-31, 2018	—	—	—	395,412
June 1-30, 2018	—	—	—	395,412
Total	9,294	$29.98	9,294	395,412

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

101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 7, 2018	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: August 7, 2018	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer, & Principal Accounting Officer