Form 10-Q
period 2018-09-30
BAR HARBOR BANKSHARES
filed 2018-11-06
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018

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
Registrant’s telephone number, including area code: (207) 288-3314
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of "large accelerated filer," "accelerated filer", "smaller reporting company", or "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐        Accelerated Filer ☒       Non-Accelerated Filer ☐      Smaller Reporting Company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The Registrant had 15,509,803 shares of common stock, par value $2.00 per share, outstanding as of November 2, 2018.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$53,154	$34,262
Interest-bearing deposit with the Federal Reserve Bank	19,420	56,423
Total cash and cash equivalents	72,574	90,685
Securities available for sale, at fair value	712,658	717,242
Federal Home Loan Bank stock	34,154	38,105
Total securities	746,812	755,347
Commercial real estate	840,018	826,746
Commercial and industrial	385,814	379,423
Residential real estate	1,140,519	1,155,682
Consumer	117,239	123,762
Total loans	2,483,590	2,485,613
Less: Allowance for loan losses	(13,487)	(12,325)
Net loans	2,470,103	2,473,288
Premises and equipment, net	47,621	47,708
Other real estate owned	68	122
Goodwill	100,085	100,085
Other intangible assets	7,690	8,383
Cash surrender value of bank-owned life insurance	73,316	57,997
Deferred tax assets, net	11,527	7,180
Other assets	31,196	24,389
Total assets	$3,560,992	$3,565,184

Liabilities
Demand and other non-interest bearing deposits	$372,358	$349,055
NOW deposits	471,326	466,610
Savings deposits	354,908	364,799
Money market deposits	254,142	305,275
Time deposits	937,615	866,346
Total deposits	2,390,349	2,352,085
Senior borrowings	739,224	786,688
Subordinated borrowings	42,988	43,033
Total borrowings	782,212	829,721
Other liabilities	30,746	28,737
Total liabilities	3,203,307	3,210,543
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at September 30, 2018 and December 31, 2017, respectively	32,857	32,857
Additional paid-in capital	187,284	186,702
Retained earnings	162,008	144,977
Accumulated other comprehensive loss	(19,688)	(4,554)
Less: 919,710 and 985,532 shares of treasury stock at September 30, 2018 and December 31, 2017, respectively	(4,776)	(5,341)
Total shareholders’ equity	357,685	354,641
Total liabilities and shareholders’ equity	$3,560,992	$3,565,184

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income
Loans	$26,212	$24,661	$77,272	$70,081
Securities and other	5,972	5,402	17,407	15,832
Total interest and dividend income	32,184	30,063	94,679	85,913
Interest expense
Deposits	5,478	3,177	13,868	7,926
Borrowings	4,237	3,408	12,192	9,327
Total interest expense	9,715	6,585	26,060	17,253
Net interest income	22,469	23,478	68,619	68,660
Provision for loan losses	643	660	2,208	2,191
Net interest income after provision for loan losses	21,826	22,818	66,411	66,469
Non-interest income
Trust and investment management fee income	2,952	3,040	9,036	9,228
Insurance brokerage service income	—	329	—	1,020
Customer service fees	2,490	2,638	7,061	6,402
Gain on sales of securities, net	—	19	—	19
Bank-owned life insurance income	505	380	1,328	1,165
Other income	1,179	554	3,060	1,631
Total non-interest income	7,126	6,960	20,485	19,465
Non-interest expense
Salaries and employee benefits	10,331	9,617	31,695	30,065
Occupancy and equipment	3,366	2,700	9,364	8,195
Loss on premises and equipment, net	—	(1)	—	94
Outside services	456	907	1,597	2,220
Professional services	223	428	1,016	1,357
Communication	217	382	701	1,040
Amortization of intangible assets	207	212	621	603
Acquisition, conversion and other expenses	70	346	619	5,917
Other expenses	3,036	2,995	9,830	8,972
Total non-interest expense	17,906	17,586	55,443	58,463

Income before income taxes	11,046	12,192	31,453	27,471
Income tax expense	2,076	3,575	6,136	8,085
Net income	$8,970	$8,617	$25,317	$19,386

Earnings per share:
Basic	$0.58	$0.56	$1.64	$1.27
Diluted	$0.58	$0.56	$1.63	$1.27

Weighted average common shares outstanding:
Basic	15,503	15,420	15,478	15,098
Diluted	15,580	15,511	15,564	15,204

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$8,970	$8,617	$25,317	$19,386
Other comprehensive (loss) income, before tax:
Changes in unrealized loss on securities available for sale	(5,850)	512	(19,639)	5,119
Changes in unrealized loss on derivative hedges	299	(84)	1,179	(805)
Changes in unrealized loss on pension	—	5	41	45
Income taxes related to other comprehensive (loss) income :
Changes in unrealized loss on securities available for sale	1,291	(192)	4,565	(1,839)
Changes in unrealized loss on derivative hedges	(81)	31	(290)	373
Changes in unrealized loss on pension	—	(2)	(10)	(2)
Total other comprehensive (loss) income	(4,341)	270	(14,154)	2,891
Total comprehensive income	$4,629	$8,887	$11,163	$22,277

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	19,386	—	—	19,386
Other comprehensive income	—	—	—	2,891	—	2,891
Total comprehensive income	—	—	19,386	2,891	—	22,277
Cash dividends declared ($0.56 per share)	—	—	(8,624)	—	—	(8,624)
Acquisition of Lake Sunapee Bank Group	8,328	173,591	—	—	—	181,919
Treasury stock purchased (9,603 shares)	—	—	—	—	(282)	(282)
Net issuance (80,448 shares) to employee stock plans, including related tax effects	—	(265)	—	—	874	609
Three-for-two stock split	10,953	(10,968)	—	—	—	(15)
Recognition of stock based compensation	—	835	—	—	—	835
Balance at September 30, 2017	$32,858	$186,220	$141,251	$(1,435)	$(5,435)	$353,459

Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641

Comprehensive income:
Net income	—	—	25,317	—	—	25,317
Other comprehensive loss	—	—	—	(14,154)	—	(14,154)
Total comprehensive income	—	—	25,317	(14,154)	—	11,163
Cash dividends declared ($0.59 per share)	—	—	(9,082)	—	—	(9,082)
Treasury stock purchased (10,899 shares)	—	—	—	—	(324)	(324)
Net issuance (74,651 shares) to employee stock plans, including related tax effects	—	(254)	—	—	889	635
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	836	—	—	—	836
Balance at September 30, 2018	$32,857	$187,284	$162,008	$(19,688)	$(4,776)	$357,685

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$25,317	$19,386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,208	2,191
Net amortization of securities	3,066	4,006
Deferred tax benefit	—	(237)
Change in unamortized net loan costs and premiums	46	(368)
Premises and equipment depreciation and amortization expense	2,821	2,745
Stock-based compensation expense	836	835
Accretion of purchase accounting entries, net	(2,780)	(2,482)
Amortization of other intangibles	621	542
Income from cash surrender value of bank-owned life insurance policies	(1,328)	(1,165)
Gain on sales of securities, net	—	(19)
Loss on premises and equipment, net	—	95
Net change in other assets and liabilities	(3,644)	(2,387)
Net cash provided by operating activities	27,163	23,142

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	1,581
Proceeds from maturities, calls and prepayments of securities available for sale	72,278	92,817
Purchases of securities available for sale	(90,399)	(138,785)
Net change in loans	53,049	(71,669)
Purchase of loans	(50,197)	(18,621)
Purchase of Federal Home Loan Bank stock	(1,172)	(327)
Proceeds from sale of Federal Home Loan Bank stock	5,123	—
Purchase of premises and equipment, net	(2,675)	(3,011)
Purchase of bank-owned life insurance income	(14,000)	—
Acquisitions, net of cash acquired	—	39,537
Proceeds from sale of other real estate	69	322
Net cash used in investing activities	(27,924)	(98,156)

Cash flows from financing activities:
Net increase in deposits	38,885	74,725
Net change in short-term advances from the Federal Home Loan Bank	20,063	110,801
Net change in long-term advances from the Federal Home Loan Bank	(64,272)	(62,531)
Repayment of short-term other borrowings	(3,255)	—
Net change in securities sold repurchase agreements	—	672
Exercise of stock options	635	451
Purchase of treasury stock	(324)	(196)
Common stock cash dividends paid	(9,082)	(8,623)
Net cash (used in) provided by financing activities	(17,350)	115,299

Net change in cash and cash equivalents	(18,111)	40,285
Cash and cash equivalents at beginning of year	90,685	8,439
Cash and cash equivalents at end of period	$72,574	$48,724

Supplemental cash flow information:
Interest paid	$25,537	$16,955
Income taxes paid, net	9,927	6,764

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,454,076
Liabilities assumed	—	1,406,672

Other non-cash changes:
Real estate owned acquired in settlement of loans	30	32

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
		January 1, 2018	The Company adopted this ASU as of January 1, 2018, although it did not have a material impact on the Company's consolidated financial statements.
ASU 2017-07, Compensation- Retirement Benefits
This ASU amends Topic 715, Retirement Benefits, and provides more prescriptive guidance around the presentation of net period pension and postretirement benefit cost in the income statement. The amendment requires the service cost component be disaggregated from other components of net periodic benefit cost in the income statement.
		January 1, 2018	The Company adopted this ASU as of January 1, 2018, although it did not have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.

Standard	Description	Required Date of Adoption	Effect on financial statements
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
		January 1, 2018	The Company adopted this ASU as of January 1, 2018, although it did not have a material impact on the Company's consolidated financial statements.
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
ASU 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending
Circular 202, issued on July 2, 1985, was rescinded by the Office of the Comptroller of the Currency. The circular limited the net deferred tax debits that could be carried on the Company's balance sheet for regulatory purposes to the amount that would be coverable by the net operating loss carrybacks. The language is no longer relevant and has been removed from the guidance.
		May 2018	The Company adopted this ASU as of January 1, 2018, although it did not have a material impact on the Company's consolidated financial statements.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted
ASU 2016-02, Leases
This ASU creates ASU Topic 842, Leases, and supersedes Topic 840, Leases. The new guidance requires lessees to record a right-of-use asset and a corresponding liability equal to the present value of future rental payments on their balance sheets for all leases with a term greater than one year. There are not significant changes to lessor accounting; however, there are certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. This guidance expands both quantitative and qualitative required disclosures. This ASU is required to be adopted on a modified retrospective basis and allows for practical expedients and elections in conjunction with implementation. The Company may elect some of the expedients upon the adoption date, which may be applied prospectively or retrospectively.
January 1, 2019
The Company plans to elect the package of practical expedients under this ASU and will recognize right-of-use assets and lease liabilities for most of its operating lease commitments on our consolidated balance sheets. In addition, the consolidated statements of income will reflect interest expense on the lease liability and amortization of the right of use asset.

ASU 2018-11 Practical Expedients to Topic 842, Leases

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
Early adoption is permitted in 2019
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
Standards Not Yet Adopted (continued)
ASU 2018-13 Changes to Disclosure Requirements Fair Value Measurement, Topic 820
This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.
		January 1, 2020	The Company is currently evaluating this guidance to determine any impact on the Company's consolidated financial statements.
Early adoption is permitted.
ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans.	January 1, 2021	The Company is currently evaluating this guidance to determine any impact on the Company's consolidated financial statements.
Early adoption is permitted.

NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Securities available for sale
Debt securities:
Obligations of US Government-sponsored enterprises	$3,998	$—	$1	$3,997
Mortgage-backed securities:
US Government-sponsored enterprises	441,725	357	16,791	425,291
US Government agency	116,638	136	3,192	113,582
Private label	428	112	5	535
Obligations of states and political subdivisions thereof	133,926	600	3,089	131,437
Corporate bonds	38,323	114	621	37,816
Total securities available for sale	$735,038	$1,319	$23,699	$712,658

December 31, 2017
Securities available for sale
Debt securities:
Obligations of US Government-sponsored enterprises	$6,967	$5	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	447,081	1,738	5,816	443,003
US Government agency	96,357	413	1,174	95,596
Private label	529	150	5	674
Obligations of states and political subdivisions thereof	138,522	2,407	729	140,200
Corporate bonds	30,527	323	53	30,797
Total securities available for sale	$719,983	$5,036	$7,777	$717,242

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at September 30, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$4,028	$4,027
Over 1 year to 5 years	15,587	15,446
Over 5 years to 10 years	45,826	45,418
Over 10 years	110,806	108,359
Total bonds and obligations	176,247	173,250
Mortgage-backed securities	558,791	539,408
Total securities available for sale	$735,038	$712,658

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2018
Securities available for sale
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$3,997	$—	$—	$1	$3,997
Mortgage-backed securities:
US Government-sponsored enterprises	5,882	213,267	10,909	193,006	16,791	406,273
US Government agency	545	47,373	2,647	59,364	3,192	106,737
Private label	1	114	4	50	5	164
Obligations of states and political subdivisions thereof	892	44,817	2,197	31,933	3,089	76,750
Corporate bonds	621	25,465	—	—	621	25,465
Total securities available for sale	$7,942	$335,033	$15,757	$284,353	$23,699	$619,386

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

Visa Class B Common Shares
The Company was a member of the Visa USA payment network and was issued Class B shares in connection with the Visa Reorganization and the Visa Inc. initial public offering ("IPO") in March 2008. The Visa Class B shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of Visa stock. This conversion cannot happen until the settlement of certain litigation, which is indemnified by Visa members. Since its initial public offering, Visa has funded a litigation reserve based upon a change in the conversion ratio of Visa Class B shares into Visa Class A shares. At its discretion, Visa may continue to increase the conversion rate in connection with any settlements in excess of amounts then in escrow for that purpose and reduce the conversion rate to the extent it adds any funds to the escrow in the future. Based on the existing transfer restriction and uncertainty of the litigation, the Company has recorded its Visa Class B shares on its consolidated balance sheets at a zero value for all reporting periods since 2008.

In September 2018, the Company sold 4,700 shares with a pre-tax gain of $685 thousand. At September 30, 2018, the Company owned 10,842 of Visa Class B shares with a current conversion ratio to Visa Class A shares of 1.6298. As of December 31, 2017 the Company held 15,542 Class B shares, which 11,623 were obtained through the original IPO and 3,919 were acquired through a business combination in 2017.

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three months ended September 30, 2018 and 2017 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Estimated credit losses as of prior year-end	$1,697	$1,697	$1,697	$1,697
Reductions for securities paid off during the period	—	—	—	—
Estimated credit losses at end of the period	$1,697	$1,697	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2018:

Obligations of US Government-sponsored enterprises
One security in the Company’s portfolio of AFS US Government sponsored enterprises was in an unrealized loss position. Aggregate unrealized losses represented less than 0.1% of the amortized cost of securities in unrealized loss positions.The Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The security is investment grade rated and there were no material underlying credit downgrades during the quarter. The Security is performing.

US Government-sponsored enterprises
516 out of the total 769 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 4.0% of the amortized cost of securities in unrealized loss positions.The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency
132 out of the total 197 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 2.9% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label
Eight of the total 21 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.0% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
149 of the total 258 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.9% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
Ten out of the total 17 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.4% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from other institutions. The following is a summary of total loans:

	September 30, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$37,525	$2,926	$40,451	$28,892	$16,781	$45,673
Other commercial real estate	547,641	251,926	799,567	505,119	275,954	781,073
Total commercial real estate	585,166	254,852	840,018	534,011	292,735	826,746

Commercial and industrial:
Other Commercial	225,965	53,541	279,506	198,051	68,069	266,120
Agricultural	24,478	—	24,478	27,588	—	27,588
Tax exempt	42,578	39,252	81,830	42,365	43,350	85,715
Total commercial and industrial	293,021	92,793	385,814	268,004	111,419	379,423

Total commercial loans	878,187	347,645	1,225,832	802,015	404,154	1,206,169

Residential real estate:
Residential mortgages	643,038	497,481	1,140,519	591,411	564,271	1,155,682
Total residential real estate	643,038	497,481	1,140,519	591,411	564,271	1,155,682

Consumer:
Home equity	55,538	49,655	105,193	51,376	62,217	113,593
Other consumer	10,409	1,637	12,046	7,828	2,341	10,169
Total consumer	65,947	51,292	117,239	59,204	64,558	123,762

Total loans	$1,587,172	$896,418	$2,483,590	$1,452,630	$1,032,983	$2,485,613

The carrying amount of the acquired loans at September 30, 2018 totaled $896.4 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $10.7 million (and total note balances of $14.7 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at acquisition date had a carrying amount of $885.7 million as of September 30, 2018.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended September 30,
(in thousands)	2018	2017
Balance at beginning of period	$2,807	$4,567
Reclassification from nonaccretable difference for loans with improved cash flows	1,985	513
Accretion	(315)	(423)
Balance at end of period	$4,477	$4,657

	Nine Months Ended September 30,
(in thousands)	2018	2017
Balance at beginning of period	$3,509	$—
Acquisitions	—	3,398
Reclassification from nonaccretable difference for loans with improved cash flows	2,031	2,257
Accretion	(1,063)	(998)
Balance at end of period	$4,477	$4,657

The following is a summary of past due loans at September 30, 2018 and December 31, 2017:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$37,525	$37,525	$—
Other commercial real estate	1,283	146	7,082	8,511	539,130	547,641	—
Total commercial real estate	1,283	146	7,082	8,511	576,655	585,166	—

Commercial and industrial:
Other Commercial	264	17	502	783	225,182	225,965	—
Agricultural	—	—	25	25	24,453	24,478	—
Tax exempt	—	—	—	—	42,578	42,578	—
Total commercial and industrial	264	17	527	808	292,213	293,021	—

Total commercial loans	1,547	163	7,609	9,319	868,868	878,187	—

Residential real estate:
Residential mortgages	931	326	3,814	5,071	637,967	643,038	—
Total residential real estate	931	326	3,814	5,071	637,967	643,038	—

Consumer:
Home equity	247	—	223	470	55,068	55,538	—
Other consumer	109	17	18	144	10,265	10,409	—
Total consumer	356	17	241	614	65,333	65,947	—

Total loans	$2,834	$506	$11,664	$15,004	$1,572,168	$1,587,172	$—

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction and land development	$—	$—	$637	$637	$28,255	$28,892	$—
Other commercial real estate	965	1,659	5,065	7,689	497,430	505,119	119
Total commercial real estate	965	1,659	5,702	8,326	525,685	534,011	119

Commercial and industrial:
Other Commercial	186	329	702	1,217	196,834	198,051	21
Agricultural	42	159	198	399	27,189	27,588	155
Tax exempt	—	—	—	—	42,365	42,365	—
Total commercial and industrial	228	488	900	1,616	266,388	268,004	176

Total commercial loans	1,193	2,147	6,602	9,942	792,073	802,015	295

Residential real estate:
Residential mortgages	3,096	711	975	4,782	586,629	591,411	—
Total residential real estate	3,096	711	975	4,782	586,629	591,411	—

Consumer:
Home equity	515	—	199	714	50,662	51,376	199
Other consumer	36	24	—	60	7,768	7,828	—
Total consumer	551	24	199	774	58,430	59,204	199

Total loans	$4,840	$2,882	$7,776	$15,498	$1,437,132	$1,452,630	$494

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2018
Commercial real estate:
Construction and land development	$21	$—	$—	$21	$158	$2,926	$—
Other commercial real estate	442	21	98	561	6,836	251,926	—
Total commercial real estate	463	21	98	582	6,994	254,852	—

Commercial and industrial:
Other Commercial	562	84	—	646	563	53,541	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	39,252	—
Total commercial and industrial	562	84	—	646	563	92,793	—

Total commercial loans	1,025	105	98	1,228	7,557	347,645	—

Residential real estate:
Residential mortgages	881	314	1,574	2,769	3,094	497,481	—
Total residential real estate	881	314	1,574	2,769	3,094	497,481	—

Consumer:
Home equity	69	13	152	234	23	49,655	—
Other consumer	23	138	—	161	3	1,637	—
Total consumer	92	151	152	395	26	51,292	—

Total loans	$1,998	$570	$1,824	$4,392	$10,677	$896,418	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction and land development	$124	$9	$—	$133	$258	$16,781	$—
Other commercial real estate	278	—	411	689	8,397	275,954	—
Total commercial real estate	402	9	411	822	8,655	292,735	—

Commercial and industrial:
Other Commercial	125	14	49	188	632	68,069	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	43,350	—
Total commercial and industrial	125	14	49	188	632	111,419	—

Total commercial loans	527	23	460	1,010	9,287	404,154	—

Residential real estate:
Residential mortgages	752	388	614	1,754	3,259	564,271	—
Total residential real estate	752	388	614	1,754	3,259	564,271	—

Consumer:
Home equity	125	117	80	322	38	62,217	16
Other consumer	2	—	—	2	3	2,341	—
Total consumer	127	117	80	324	41	64,558	16

Total loans	$1,406	$528	$1,154	$3,088	$12,587	$1,032,983	$16

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$1	$—	$1	$637	$—	$637
Other commercial real estate	8,247	100	8,347	7,146	560	7,706
Total commercial real estate	8,248	100	8,348	7,783	560	8,343

Commercial and industrial:
Other Commercial	1,416	600	2,016	703	463	1,166
Agricultural	287	—	287	43	—	43
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,703	600	2,303	746	463	1,209

Total commercial loans	9,951	700	10,651	8,529	1,023	9,552

Residential real estate:
Residential mortgages	7,296	3,100	10,396	3,408	858	4,266
Total residential real estate	7,296	3,100	10,396	3,408	858	4,266

Consumer:
Home equity	462	163	625	130	217	347
Other consumer	100	2	102	95	58	153
Total consumer	562	165	727	225	275	500

Total loans	$17,809	$3,965	$21,774	$12,162	$2,156	$14,318

Loans evaluated for impairment as of September 30, 2018 and December 31, 2017 were as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
September 30, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$9,016	$1,435	$4,940	$160	$15,551
Collectively evaluated	576,150	291,586	638,098	65,787	1,571,621
Total	$585,166	$293,021	$643,038	$65,947	$1,587,172

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$7,604	$626	$1,404	$13	$9,647
Collectively evaluated	526,407	267,378	590,007	59,191	1,442,983
Total	$534,011	$268,004	$591,411	$59,204	$1,452,630

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
September 30, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$98	$426	$465	$—	$989
Purchased credit impaired	6,994	563	3,094	26	10,677
Collectively evaluated	247,760	91,804	493,922	51,266	884,752
Total	$254,852	$92,793	$497,481	$51,292	$896,418

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$241	$571	$271	$63	$1,146
Purchased credit impaired	8,655	632	3,259	41	12,587
Collectively evaluated	283,839	110,216	560,741	64,454	1,019,250
Total	$292,735	$111,419	$564,271	$64,558	$1,032,983

The following is a summary of impaired loans at September 30, 2018 and December 31, 2017:
Business Activities Loans

	September 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	6,776	6,787	—
Other commercial	634	649	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	4,037	4,067	—
Home equity	147	450	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	2,239	2,338	687
Other commercial	801	816	62
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	903	921	92
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	$9,016	$9,126	$688
Commercial and industrial	1,435	1,465	62
Residential real estate	4,940	4,988	92
Consumer	160	463	—
Total impaired loans	$15,551	$16,042	$842

Acquired Loans

	September 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	98	97	—
Other commercial	426	510	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	281	283	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Other commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	184	189	20
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$98	$97	$—
Commercial and industrial	426	510	—
Residential real estate	465	472	20
Consumer	—	—	—
Total impaired loans	$989	$1,079	$20

Business Activities Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	5,896	5,903	—
Other commercial	218	217	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,247	1,260	—
Home equity	13	13	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$637	$2,563	$59
Other commercial real estate	1,071	1,132	388
Other commercial	408	408	3
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	157	157	9
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$7,604	$9,598	$447
Commercial and industrial	626	625	3
Residential real estate	1,404	1,417	9
Consumer	13	13	—
Total impaired loans	$9,647	$11,653	$459

Acquired Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	241	352	—
Other commercial	571	584	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	271	278	—
Home equity	63	156	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Other commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$241	$352	$—
Commercial and industrial	571	584	—
Residential real estate	271	278	—
Consumer	63	156	—
Total impaired loans	$1,146	$1,370	$—

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2018 and 2017:

Business Activities Loans

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	6,204	46	1,716	64
Other commercial	628	7	99	6
Agricultural	—	—	8	1
Tax exempt loans	—	—	—	—
Residential real estate	4,027	28	1,245	31
Home equity	236	—	13	—
Other consumer	—	—	5	2

With an allowance recorded:
Construction and land development	$1	$—	$637	$—
Other commercial real estate	1,600	6	693	—
Other commercial	716	—	44	1
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	800	7	268	5
Home equity	13	—	12	—
Other consumer	—	—	—	—

Total
Commercial real estate	$7,805	$52	$3,046	$64
Commercial and industrial	1,344	7	151	8
Residential real estate	4,827	35	1,513	36
Consumer	249	—	30	2
Total impaired loans	$14,225	$94	$4,740	$110

Acquired Loans

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	97	1	89	—
Other commercial	445	1	171	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	124	—	254	1
Home equity	—	—	47	—
Other consumer	—	—	9	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	—	—	46	—
Other commercial	—	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	186	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$97	$1	$135	$—
Commercial and industrial	445	1	171	—
Residential real estate	310	—	254	1
Consumer	—	—	56	—
Total impaired loans	$852	$2	$616	$1

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and nine months ended September 30, 2018 were attributable to interest rate concessions, maturity date extensions, reamortization or a combination of two concessions. The modifications for the three and nine months ending September 30, 2017 were attributable to interest rate concessions, maturity date extensions, or a combination of both.

	Three Months Ended September 30, 2018
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2	$1
Other commercial real estate	1	72	72
Other commercial	5	104	60
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	2	228	225
Home equity	—	—	—
Other Consumer	—	—	—
Total	9	$406	$358

	Three Months Ended September 30, 2017
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	—	$—	$—
Other commercial real estate	4	144	144
Other commercial	5	483	483
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Other Consumer	—	—	—
Total	9	$627	$627

	Nine Months Ended September 30, 2018
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2	$1
Other commercial real estate	9	1,896	1,564
Other commercial	7	556	486
Agricultural	1	167	—
Tax exempt	—	—	—
Residential mortgages	15	2,752	2,168
Home equity	1	100	100
Other Consumer	2	5	4
Total	36	$5,478	$4,323

	Nine Months Ended September 30, 2017
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	—	$—	$—
Other commercial real estate	6	388	333
Other commercial	6	563	549
Agricultural	1	19	18
Tax exempt	—	—	—
Residential mortgages	3	692	675
Home equity	1	13	13
Other Consumer	1	38	37
Total	18	$1,713	$1,625

For the three and nine months ended September 30, 2018, there were no loans restructured that had subsequently defaulted during the period.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure
As of September 30, 2018, the Company maintained foreclosed residential real estate property with a fair value of $68 thousand. As of December 31, 2017, the Company maintained foreclosed residential real estate property with a fair value of $122 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of September 30, 2018 totaled $3.7 million, primarily from one relationship representing 67% of the foreclosures in process. On December 31, 2017 residential mortgage loans in the process of foreclosure totaled $843 thousand.

Mortgage Banking
Total residential loans included held for sale loans of $0.9 million and $13.4 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 4.               ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for our estimate of probable credit losses inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Loans are charged against the allowance for loan losses when the Company believes collectability has declined to a point where there is a distinct possibility of some loss of principal and interest. While the Company uses the best information available to make the evaluation, future adjustments may be necessary if there are significant changes in conditions.

The allowance is comprised of four distinct reserve components: (1) specific reserves related to loans individually evaluated, (2) quantitative reserves related to loans collectively evaluated (3) qualitative reserves related to loans collectively evaluated and (4) a temporal estimate is made for incurred loss emergence period for each loan category within the collectively evaluated pools.

A summary of the methodology employed on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of our allowance for loan losses is as follows:

Specific Reserve for Loans Individually Evaluated
First, the Company identifies loan relationships having aggregate balances in excess of $150 thousand with potential credit weaknesses. Such loan relationships are identified primarily through our analysis of internal loan evaluations, past due loan reports and loans adversely classified internally or by regulatory authorities. Each loan so identified is then individually evaluated for impairment. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Substantially all impaired loans have historically been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan's underlying collateral. For such loans, the Company measures impairment based on the fair value of the loan's collateral, which is generally determined utilizing current appraisals. A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. The Company's policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral's value, in which case a new appraisal is obtained.

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

Quantitative Reserve for Loans Collectively Evaluated
Second, the Company stratifies the loan portfolio into two general business loan pools: substandard (7 risk rated) and pass-rated (0 to 6 rated) by loan type. Substandard rated loans are subject to higher credit loss rates in the allowance for loan loss calculation. The Company utilizes historical loss rates for commercial real estate and commercial and industrial loans assessed by internal risk rating. Historical loss rates on residential real estate and consumer loans are not risk graded. Residential real estate and consumer loans are considered as part of the pass-rated portfolio unless removed due to specific reserve evaluation based on past due status and/or other indications of credit deterioration. Quantitative reserves relative to each loan pool are established as follows: for all loan segments an allocation equaling 100% of the respective pool's average 3-year historical net loan charge-off rate (determined based upon the most recent 12 quarters) is applied to the aggregate recorded investment in the pool of loans. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.

Qualitative Reserve for Loans Collectively Evaluated
Third, the Company considers the necessity to adjust the average historical net loan charge-off rates relative to each of the above two loan pools for potential risks factors that could result in actual losses deviating from prior loss experience. Such qualitative risk factors considered are: (1) lending policies and procedures, (2) business conditions, (3) volume and nature of the loan portfolio, (4) experience, ability and depth of lending management, (5) problem loan trends, (6) quality of the Company’s loan review system, (7) concentrations in the portfolio, (8) competition, legal, and regulatory environment and (9) collateral coverage and loan-to-value.

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

Activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 was as follows:

Business Activities Loans	At or for the Three Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,367	$2,509	$3,454	$393	$12,723
Charged-off loans	(29)	—	(61)	(40)	(130)
Recoveries on charged-off loans	7	18	—	2	27
Provision (releases) for loan losses	291	(31)	258	66	584
Balance at end of period	$6,636	$2,496	$3,651	$421	$13,204
Individually evaluated for impairment	688	62	92	—	842
Collectively evaluated	5,948	2,434	3,559	421	12,362
Total	$6,636	$2,496	$3,651	$421	$13,204

Business Activities Loans	At or for the Nine Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	(186)	(111)	(61)	(426)	(784)
Recoveries on charged-off loans	68	23	2	5	98
Provision (releases) for loan losses	717	211	353	456	1,737
Balance at end of period	$6,636	$2,496	$3,651	$421	$13,204
Individually evaluated for impairment	688	62	92	—	842
Collectively evaluated	5,948	2,434	3,559	421	12,362
Total	$6,636	$2,496	$3,651	$421	$13,204

Business Activities Loans	At or for the Three Months Ended September 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,503	$2,110	$3,119	$601	$11,333
Charged-off loans	(12)	—	(114)	(49)	(175)
Recoveries on charged-off loans	49	24	66	6	145
Provision (releases) for loan losses	(200)	41	430	3	274
Balance at end of period	$5,340	$2,175	$3,501	$561	$11,577
Individually evaluated for impairment	391	2	44	55	492
Collectively evaluated	4,949	2,173	3,457	506	11,085
Total	$5,340	$2,175	$3,501	$561	$11,577

Business Activities Loans	At or for the Nine Months Ended September 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(124)	(187)	(326)	(95)	(732)
Recoveries on charged-off loans	52	56	67	19	194
Provision (releases) for loan losses	267	354	1,039	36	1,696
Balance at end of period	$5,340	$2,175	$3,501	$561	$11,577
Individually evaluated for impairment	391	2	44	55	492
Collectively evaluated	4,949	2,173	3,457	506	11,085
Total	$5,340	$2,175	$3,501	$561	$11,577

Acquired Loans	At or for the Three Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$200	$82	$85	$—	$367
Charged-off loans	(30)	(71)	(62)	(5)	(168)
Recoveries on charged-off loans	25	—	—	—	25
Provision (releases) for loan losses	(23)	33	44	5	59
Balance at end of period	$172	$44	$67	$—	$283
Individually evaluated for impairment	—	—	20	—	20
Collectively evaluated	172	44	47	—	263
Total	$172	$44	$67	$—	$283

Acquired Loans	At or for the Nine Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(136)	(166)	(126)	(64)	(492)
Recoveries on charged-off loans	43	7	—	82	132
Provision (releases) for loan losses	168	187	134	(18)	471
Balance at end of period	$172	$44	$67	$—	$283
Individually evaluated for impairment	—	—	20	—	20
Collectively evaluated	172	44	47	—	263
Total	$172	$44	$67	$—	$283

Acquired Loans	At or for the Three Months Ended September 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$51	$24	$34	$—	$109
Charged-off loans	(54)	(18)	(31)	(19)	(122)
Recoveries on charged-off loans	—	—	—	—	—
Provision (releases) for loan losses	309	25	33	19	386
Balance at end of period	$306	$31	$36	$—	$373
Individually evaluated for impairment	168	—	—	—	168
Collectively evaluated	138	31	36	—	205
Total	$306	$31	$36	$—	$373

Acquired Loans	At or for the Nine Months Ended September 30, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	(54)	(18)	(31)	(19)	(122)
Recoveries on charged-off loans	—	—	—	—	—
Provision (releases) for loan losses	360	49	67	19	495
Balance at end of period	$306	$31	$36	$—	$373
Individually evaluated for impairment	168	—	—	—	168
Collectively evaluated	138	31	36	—	205
Total	$306	$31	$36	$—	$373

Loan Origination/Risk Management: The Company has certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Company's Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans and potential problem loans. The Company seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator and uses an internal risk rating system to categorize commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Consistent with regulatory guidelines, the Company provides for the classification of loans which are considered to be of lesser quality as special mention, substandard, doubtful, or loss (i.e. risk rated 6, 7, 8 and 9, respectively).

The following are the definitions of the Company’s credit quality indicators:

Pass: Loans the Company considers in the commercial portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes there is a low risk of loss related to these loans considered pass rated.

Special mention: Loans the Company considers having some potential weaknesses, but are deemed to not carry levels of risk inherent in one of the subsequent categories, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which may require a higher level of supervision or internal reporting because of: (i) declining industry trends; (ii) increasing reliance on secondary sources of repayment; (iii) the poor condition of or lack of control over collateral; or (iv) failure to obtain proper documentation or any other deviations from prudent lending practices.

Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose the Company to sufficient risks to warrant classification.

Substandard: Loans the Company considers as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there is the distinct possibility of some loss of principal, if the deficiencies are not corrected.

Doubtful: Loans the Company considers as doubtful have all of the weaknesses inherent in those loans that are classified as substandard. These loans have the added characteristic of a well defined weakness which is inadequately protected by the current sound worth and paying capacity of borrower or of the collateral pledged, if any, and calls into question the collectability of the full balance of the loan. The possibility of loss is high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).
Loss: Loans the Company considers as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though partial recovery may be affected in the future. Losses are taken in the period in which they are determined to be uncollectible.

The following tables present the Company’s loans by risk rating at September 30, 2018 and December 31, 2017:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Grade:
Pass	$37,451	$28,180	$523,294	$483,711	$560,745	$511,891
Special mention	73	73	9,010	5,706	9,083	5,779
Substandard	1	639	13,069	15,702	13,070	16,341
Doubtful	—	—	2,268	—	2,268	—
Total	$37,525	$28,892	$547,641	$505,119	$585,166	$534,011

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Other commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Grade:
Pass	$222,673	$194,147	$23,887	$27,046	$42,421	$42,208	$288,981	$263,401
Special mention	1,496	1,933	139	63	157	157	1,792	2,153
Substandard	1,027	1,971	452	479	—	—	1,479	2,450
Doubtful	769	—	—	—	—	—	769	—
Total	$225,965	$198,051	$24,478	$27,588	$42,578	$42,365	$293,021	$268,004

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Performing	$635,742	$588,003	$55,076	$51,246	$10,309	$7,733	$701,127	$646,982
Nonperforming	7,296	3,408	462	130	100	95	7,858	3,633
Total	$643,038	$591,411	$55,538	$51,376	$10,409	$7,828	$708,985	$650,615

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Grade:
Pass	$2,667	$16,523	$243,882	$266,477	$246,549	$283,000
Special mention	—	235	1,723	2,440	1,723	2,675
Substandard	259	23	6,321	7,037	6,580	7,060
Doubtful	—	—	—	—	—	—
Total	$2,926	$16,781	$251,926	$275,954	$254,852	$292,735

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Other commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Grade:
Pass	$48,495	$60,300	$—	$—	$39,252	$43,350	$87,747	$103,650
Special mention	3,361	5,753	—	—	—	—	3,361	5,753
Substandard	1,382	2,016	—	—	—	—	1,382	2,016
Doubtful	303	—	—	—	—	—	303	—
Total	$53,541	$68,069	$—	$—	$39,252	$43,350	$92,793	$111,419

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Performing	$493,349	$562,516	$49,492	$62,000	$1,635	$2,283	$544,476	$626,799
Nonperforming	4,132	1,755	163	217	2	58	4,297	2,030
Total	$497,481	$564,271	$49,655	$62,217	$1,637	$2,341	$548,773	$628,829

The following table summarizes information about total classified and criticized loans loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$17,809	$3,965	$21,774	$12,140	$2,156	$14,296
Substandard accruing	7,635	8,597	16,232	10,284	7,833	18,117
Doubtful accruing	—	—	—	—	—	—
Total classified	25,444	12,562	38,006	22,424	9,989	32,413
Special mention	10,875	5,084	15,959	7,932	8,428	16,360
Total Criticized	$36,319	$17,646	$53,965	$30,356	$18,417	$48,773

NOTE 5.               BORROWED FUNDS

Borrowed funds at September 30, 2018 and December 31, 2017 are summarized, as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$628,855	2.19%	$608,792	1.49%
Other borrowings	37,451	1.04	40,706	0.59
Total short-term borrowings	666,306	2.13	649,498	1.43
Long-term borrowings
Advances from the FHLB	72,918	1.80	137,190	1.72
Subordinated borrowings	37,988	5.54	38,033	4.88
Junior subordinated borrowings	5,000	5.88	5,000	4.89
Total long-term borrowings	115,906	3.21	180,223	2.47
Total	$782,212	2.29%	$829,721	1.66%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with an original maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2018 and December 31, 2017.

The Company also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2018, the Company’s available secured line of credit at the FRB was $112.8 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended September 30, 2018 and December 31, 2017.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at September 30, 2018 include no callable advances and $330 thousand of amortizing advances. The advances outstanding at December 31, 2017 include callable advances totaling $27.0 million and $683 thousand amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2018 is as follows:

	September 30, 2018
(in thousands, except rates)	Carrying Value	Weighted Average Rate
Fixed rate advances maturing:
2018	$504,178	2.24%
2019	164,676	1.94
2020	29,947	1.87
2021	1,644	2.34
2022	—	—
2023 and thereafter	1,328	0.98
Total FHLB advances	$701,773	2.15%

In April 2008, the Company issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At September 30, 2018 and December 31, 2017 the interest rate was 5.78% and 5.04%, respectively.

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

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Time less than $100,000	$623,479	$579,856
Time $100,000 through $250,000	173,292	167,145
Time $250,000 or more	140,844	119,345
Total time deposits	$937,615	$866,346

At September 30, 2018 and December 31, 2017, the scheduled maturities by year for time deposits were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Within 1 year	$499,050	$406,295
Over 1 year to 2 years	261,440	305,895
Over 2 years to 3 years	147,470	115,878
Over 3 years to 4 years	13,502	24,459
Over 4 years to 5 years	16,130	13,685
Over 5 years	23	134
Total	$937,615	$866,346

Included in time deposits are brokered deposits of $459.1 million and $378.7 million at September 30, 2018 and December 31, 2017, respectively. Also included in time deposits are reciprocal deposits of $33.2 million and $49.7 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2018	Regulatory Minimum to be "Well Capitalized"	December 31, 2017	Regulatory Minimum to be "Well Capitalized"
Company (consolidated)
Total capital to risk weighted assets	14.2%	N/A	13.7%	N/A
Common equity tier 1 capital to risk weighted assets	11.7	N/A	11.3	N/A
Tier 1 capital to risk weighted assets	12.6	N/A	12.2	N/A
Tier 1 capital to average assets	8.4	N/A	8.1	N/A

Bank
Total capital to risk weighted assets	13.8%	10.0%	13.7%	10.0%
Common equity tier 1 capital to risk weighted assets	13.0	6.5	12.9	6.5
Tier 1 capital to risk weighted assets	13.0	8.0	12.9	8.0
Tier 1 capital to average assets	8.7	5.0	8.6	5.0

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

At September 30, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well capitalized" for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

Accumulated other comprehensive loss
Components of accumulated other comprehensive (loss) income is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Other accumulated comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(22,380)	$(2,741)
Net unrealized loss on effective cash flow hedging derivatives	(2,409)	(3,588)
Net unrealized loss on post-retirement plans	(905)	(946)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	5,228	1,030
Net unrealized loss on effective cash flow hedging derivatives	563	1,338
Net unrealized loss on post-retirement plans	215	353
Accumulated other comprehensive loss	$(19,688)	$(4,554)

The following table presents the components of other comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(5,850)	$1,291	$(4,559)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(5,850)	1,291	(4,559)

Net unrealized gain on derivative hedges:
Net unrealized gain arising during the period	299	(81)	218
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on derivative hedges	299	(81)	218

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive loss	$(5,551)	$1,210	$(4,341)

Three Months Ended September 30, 2017
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$531	$(199)	$332
Less: reclassification adjustment for gains (losses) realized in net income	19	(7)	12
Net unrealized gain on AFS securities	512	(192)	320

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(84)	31	(53)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(84)	31	(53)

Net unrealized (loss) gain on post-retirement plans:
Net unrealized (loss) gain arising during the period	5	(2)	3
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) gain on post-retirement plans	5	(2)	3
Other comprehensive income	$433	$(163)	$270

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(19,639)	$4,565	$(15,074)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(19,639)	4,565	(15,074)

Net unrealized gain on derivative hedges:
Net unrealized gain arising during the period	1,179	(290)	889
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on derivative hedges	1,179	(290)	889

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	41	(10)	31
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	41	(10)	31
Other comprehensive loss	$(18,419)	$4,265	$(14,154)

Nine Months Ended September 30, 2017
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$5,138	$(1,846)	$3,292
Less: reclassification adjustment for gains (losses) realized in net income	19	(7)	12
Net unrealized holding gain on AFS securities	5,119	(1,839)	3,280

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(805)	373	(432)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(805)	373	(432)

Net unrealized holding gain on post-retirement plans:
Net unrealized gain arising during the period	45	(2)	43
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding gain on post-retirement plans	45	(2)	43
Other comprehensive income	$4,359	$(1,468)	$2,891

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended September 30, 2018 and 2017:

(in thousands)	Net unrealized holding (loss) gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2018
Balance at beginning of period	$(12,595)	$(2,064)	$(688)	$(15,347)
Other comprehensive (loss) gain before reclassifications	(4,559)	218	—	(4,341)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	(4,559)	218	—	(4,341)
Balance at end of period	$(17,154)	$(1,846)	$(688)	$(19,688)

Three Months Ended September 30, 2017
Balance at beginning of period	$836	$(2,177)	$(364)	$(1,705)
Other comprehensive gain (loss) before reclassifications	332	(53)	3	282
Less: amounts reclassified from accumulated other comprehensive income	12	—	—	12
Total other comprehensive income (loss)	320	(53)	3	270
Balance at end of period	$1,156	$(2,230)	$(361)	$(1,435)

Nine Months Ended September 30, 2018
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive (loss) gain before reclassifications	(15,074)	889	31	(14,154)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(15,074)	889	31	(14,154)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(17,154)	$(1,846)	$(688)	$(19,688)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(2,124)	$(1,798)	$(404)	$(4,326)
Other comprehensive gain (loss) before reclassifications	3,292	(432)	43	2,903
Less: amounts reclassified from accumulated other comprehensive income	12	—	—	12
Total other comprehensive income	3,280	(432)	43	2,891
Balance at end of period	$1,156	$(2,230)	$(361)	$(1,435)

The Company did not have any reclassifications from any component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

NOTE 8.    EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share and share data)	2018	2017	2018	2017
Net income	$8,970	$8,617	$25,317	$19,386

Average number of basic common shares outstanding	15,503,488	15,420,499	15,478,207	15,098,377
Plus: dilutive effect of stock options and awards outstanding	76,575	90,026	85,559	105,661
Average number of diluted common shares outstanding	15,580,063	15,510,525	15,563,766	15,204,038

Anti-dilutive options excluded from earnings calculation	—	—	14,394	8,247

Earnings per share:
Basic	$0.58	$0.56	$1.64	$1.27
Diluted	$0.58	$0.56	$1.63	$1.27

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As part of its overall asset and liability management strategy, the Company periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so the changes in interest rates do not have a significant effect on net interest income.

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

Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. The Company discontinues hedge accounting when it is determined the derivative is no longer effective in offsetting changes of the hedged risk on the hedged item, or management determines the designation of the derivative as a hedging instrument is no longer appropriate.

Information about derivative assets and liabilities at September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	4.4	$1,480
Total cash flow hedges	90,000		1,480

Economic hedges:
Forward sale commitments	1,803	0.1	(31)
Total economic hedges	1,803		(31)

Non-hedging derivatives:
Interest rate lock commitments	2,499	0.2	8
Customer loan derivative liability	38,048	15.4	(503)
Customer loan derivative asset	38,048	15.4	503
Total non-hedging derivatives	78,595		8

Total	$170,398		$1,457

	December 31, 2017
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	5.1	$669
Total cash flow hedges	90,000		669

Economic hedges:
Forward sale commitments	20,352	0.2	(221)
Total economic hedges	20,352		(221)

Non-hedging derivatives:
Interest rate lock commitments	19,853	0.2	(1)
Total non-hedging derivatives	19,853		(1)

Total	$130,205		$447

Information about derivative assets and liabilities for the three months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cash flow hedges:
Interest rate cap agreements
Realized (loss) gain in interest expense	$(137)	$74	$(367)	$168

Economic hedges:
Forward commitments
Realized (loss) gain in other non-interest income	43	58	190	(29)

Non-hedging derivatives:
Interest rate lock commitments
Realized (loss) gain in other non-interest income	—	19	9	(5)

Cash flow hedges
In 2014, interest rate cap agreements were purchased to limit the Company’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three-month LIBOR.  Under the terms of the agreements, the Company paid total premiums of $4.6 million for the right to receive cash flow payments if three-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges.  The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.  The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method.

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

Non-hedging derivatives

Interest rate lock commitments
The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of residential mortgage loans will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s consolidated statements of income. Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

Customer loan derivatives
The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third party financial institutions. The loan swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company is party to master netting arrangements with its financial institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently the Company has posted cash of $350 thousand with the counterparty.

NOTE 10.    FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2018
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$3,997	$—	$3,997
Mortgage-backed securities:
US Government-sponsored enterprises	—	425,291	—	425,291
US Government agency	—	113,582	—	113,582
Private label	—	535	—	535
Obligations of states and political subdivisions thereof	—	131,437	—	131,437
Corporate bonds	—	37,816	—	37,816
Derivative assets	—	1,983	8	1,991
Derivative liabilities	—	(503)	(31)	(534)

	December 31, 2017
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$6,972	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	—	443,003	—	443,003
US Government agency	—	95,596	—	95,596
Private label	—	674	—	674
Obligations of states and political subdivisions thereof	—	140,200	—	140,200
Corporate bonds	—	30,797	—	30,797
Derivative assets	—	669	—	669
Derivative liabilities	—	—	(222)	(222)

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

Derivative Assets and Liabilities

Interest Rate Lock Commitments. The Company enters into IRLCs for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. The closing ratio is derived from the Company’s internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements.

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2018.

	Assets (Liabilities)
(in thousands)	Interest Rate Lock Commitments	Forward Commitments
Three Months Ended September 30, 2018
Balance at beginning of period	$8	$(74)
Realized gain recognized in non-interest income	—	43
September 30, 2018	$8	$(31)

Nine Months Ended September 30, 2018
Balance at beginning of period	$(1)	$(221)
Realized gain recognized in non-interest income	9	190
September 30, 2018	$8	$(31)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(in thousands, except ratios)	Fair Value September 30, 2018	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$8	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(31)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(23)

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2018	December 31, 2017	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Fair Value Measurement Date as of September 30, 2018
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$16,540	$10,793	$112	$(5,747)	September 2018
Capitalized servicing rights	5,148	4,158	—	—	September 2018
Other real estate owned	68	122	8	(15)	June 2018
Total	$21,756	$15,073	$120	$(5,762)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value			Range
(in thousands, except ratios)	September 30, 2018	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$13,073	Fair value of collateral -appraised value	Loss severity	0% to 55%
			Appraised value	$150 to $6,915

Impaired loans	3,467	Discount cash flow	Discount rate	2.88% to 7.00%
			Cash flows	$22 to $1,090

Capitalized servicing rights	5,148	Discounted cash flow	Constant prepayment rate (CPR)	8.05%
			Discount rate	10.09%

Other real estate owned	68	Fair value of collateral less selling costs	Appraised value	$75
			Selling Costs	10%
Total	$21,756

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

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2018 and December 31, 2017.

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

Capitalized loan servicing rights.  A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of loan servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

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

	September 30, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,574	$72,574	$72,574	$—	$—
Securities available for sale	712,658	712,658	—	712,658	—
FHLB stock	34,154	34,154	—	34,154	—
Net loans	2,470,103	2,402,613	—	—	2,402,613
Accrued interest receivable	3,284	3,284	—	3,284	—
Cash surrender value of bank-owned life insurance policies	73,316	73,316	—	73,316	—
Derivative assets	1,991	1,991	—	1,983	8

Financial Liabilities
Total deposits	$2,390,349	$2,294,978	$—	$2,294,978	$—
Securities sold under agreements to repurchase	37,451	37,414	—	37,414	—
FHLB advances	701,774	699,748	—	699,748	—
Subordinated borrowings	37,988	37,988	—	37,988	—
Junior subordinated borrowings	5,000	3,752	—	3,752	—
Derivative liabilities	(534)	(534)	—	—	(534)

	December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$90,685	$90,685	$90,685	$—	$—
Securities available for sale	717,242	717,242	—	717,242	—
FHLB stock	38,105	38,105	—	38,105	—
Net loans	2,473,288	2,433,557	—	—	2,433,557
Accrued interest receivable	3,347	3,347	—	3,347	—
Cash surrender value of bank-owned life insurance policies	57,997	57,997	—	57,997	—
Derivative assets	669	669	—	669	—

Financial Liabilities
Total deposits	$2,352,085	$2,348,574	$—	$2,348,574	$—
Securities sold under agreements to repurchase	40,706	40,680	—	40,680	—
FHLB advances	745,982	744,006	—	744,006	—
Subordinated borrowings	38,033	38,033	—	38,033	—
Junior subordinated borrowings	5,000	3,782	—	3,782	—
Derivative liabilities	(222)	(222)	—	—	(222)

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

Loans, net. As of September 30, 2018, the fair value of loans were calculated on an individual basis with consideration given to the loans' underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, timing of principal and interest payments, current market rates, risk ratings, credit ratings and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, liquidity premiums, projected default probabilities, losses given defaults, and estimates of prevailing discount rates.  As of December 31, 2017, the fair value of loans was estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

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

Off-balance-sheet financial instruments. Off-balance-sheet financial instruments including standby letters of credit and other financial guarantees and commitments are considered immaterial to the Company’s financial statements.

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

Disaggregation of Revenue

The following tables disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Major Products/Service Lines
Trust management fees	$2,720	$8,268
Financial services fees	232	768
Interchange fees	1,146	3,277
Customer deposit fees	1,095	3,093
Other customer service fees	249	691
Total	$5,442	$16,097

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$2,583	$7,576
Products and services transferred over time	2,859	8,521
Total	$5,442	$16,097

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

Contract Balances from Contracts with Customers

The following table provides information about receivables, contract assets, and deferred revenues from contracts with customers.

(in thousands)	Balance at September 30, 2018	Balance at December 31, 2017
Balances from contracts with customers only:
Other Assets	$1,995	$972
Other Liabilities	3,816	342

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

Costs to Obtain and Fulfill a Contract
The Company currently expenses contract costs for processing and administrative fees for debit card transactions. The Company also expenses custody fees and transactional costs associated with securities transactions as well as third party tax preparation fees. The Company has elected the practical expedient in ASC 340-40-25-4, whereby the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets the Company otherwise would have recognized is one year or less.

NOTE 12.    SUBSEQUENT EVENTS

There were no significant subsequent events between September 30, 2018 and through the date the financial statements are available to be issued.

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

The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

•	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders

•	Geography, heritage and performance are key while remaining true to a community culture

•	Strong commitment to risk management while balancing growth and earnings

•	Service and sales driven culture with a focus on core business growth

•	Fee income is fundamental to the Company's profitability through trust and treasury management services, customer derivatives and secondary market mortgage banking

•	Investment in processes, products, technology, training, leadership and infrastructure

•	Expansion of the Company’s brand and business to deepen market presence

•	Opportunity and growth for existing employees while adding catalyst recruits across all levels of the Company

Shown Below is a profile of the Company as of September 30, 2018:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PER SHARE DATA
Net earnings, diluted	$0.58	$0.56	$1.63	$1.27
Adjusted earnings, diluted(1)	0.58	0.57	1.66	1.52
Total book value	23.06	22.90	23.06	22.90
Tangible book value(1)	16.11	15.84	16.11	15.84
Market price at period end	28.72	31.36	28.72	31.36
Dividends	0.20	0.19	0.59	0.56

PERFORMANCE RATIOS(2)
Return on assets	1.01%	0.99%	0.96%	0.75%
Adjusted return on assets(1)	1.01	1.01	0.98	0.90
Return on equity	9.92	9.67	9.54	7.43
Adjusted return on equity(1)	9.98	9.90	9.72	8.86
Adjusted return on tangible equity(1)	14.52	14.53	14.23	12.98
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.81	3.06	2.90	3.13
Net interest margin (FTE), excluding purchased loan accretion(2) (3)	2.71	2.93	2.79	3.00
Efficiency ratio(1)	57.88	53.53	59.05	56.26

GROWTH (Year-to-date)(1)
Total commercial loans	2.8%	20.5%	2.8%	20.5%
Total loans	(0.1)	12.2	(0.1)	12.2
Total deposits	2.2	10.6	2.2	10.6

FINANCIAL DATA (In millions)
Total assets	$3,561	$3,476	$3,561	$3,476
Total earning assets(4)	3,253	3,183	3,253	3,183
Total investments	747	756	747	756
Total loans	2,484	2,429	2,484	2,429
Allowance for loan losses	13	12	13	12
Total goodwill and intangible assets	108	109	108	109
Total deposits	2,390	2,275	2,390	2,275
Total shareholders' equity	358	353	358	353
Net income	9	9	25	19
Adjusted income(1)	9	9	26	23

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	0.04%	0.03%	0.06%	0.04%
Allowance for loan losses/total loans	0.54	0.49	0.54	0.49
Loans/deposits	104	107	104	107
Shareholders' equity to total assets	10.04	10.17	10.04	10.17
Tangible shareholders' equity to tangible assets(1)	7.24	7.26	7.24	7.26

_________________________

(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.

(2)	All performance ratios are annualized and are based on average balance sheet amounts.

(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4) Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS
The following tables present the quarterly trend in loan and deposit data and accompanying quarterly and year-to-date growth rates as of September 30, 2018 on an annualized basis.

LOAN ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Quarter End	Year to Date
Commercial real estate	$840,018	$838,546	$824,721	$826,746	$793,572	0.7%	2.1%
Commercial and industrial	303,984	313,680	301,811	293,707	270,759	(12.4)	4.7
Total commercial loans	1,144,002	1,152,226	1,126,532	1,120,453	1,064,331	(2.9)	2.8
Residential real estate	1,140,519	1,127,895	1,132,977	1,155,682	1,152,628	4.5	(1.8)
Consumer	117,239	118,332	119,516	123,762	125,590	(3.7)	(7.0)
Tax exempt and other	81,830	86,613	85,394	85,716	86,313	(22.1)	(6.0)
Total loans	$2,483,590	$2,485,066	$2,464,419	$2,485,613	$2,428,862	(0.2)%	(0.1)%

DEPOSIT ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Quarter End	Year to Date
Demand	$372,358	$341,773	$342,192	$349,055	$357,398	35.8%	8.9%
NOW	471,326	449,715	448,992	466,610	442,085	19.2	1.3
Savings	354,908	350,339	361,591	364,799	373,118	5.2	(3.6)
Money market	254,142	260,642	303,777	305,275	300,398	(10.0)	(22.3)
Total non-maturity deposits	1,452,734	1,402,469	1,456,552	1,485,739	1,472,999	14.3	(3.0)
Total time deposits	937,615	972,252	884,848	866,346	802,110	(14.3)	11.0
Total deposits	$2,390,349	$2,374,721	$2,341,400	$2,352,085	$2,275,109	2.6%	2.2%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2018			2017
(in thousands, except ratios)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$837,058	$9,646	4.57%	$764,770	$8,241	4.28%
Commercial and industrial	388,831	4,497	4.59	353,194	4,309	4.84
Residential	1,120,336	10,828	3.83	1,158,069	11,066	3.79
Consumer	117,735	1,438	4.85	126,138	1,380	4.34
Total loans (1)	2,463,960	26,409	4.25	2,402,171	24,996	4.13
Securities and other (2)	773,562	6,267	3.21	754,450	5,944	3.13
Total earning assets	3,237,522	32,676	4.00%	3,156,621	30,940	3.89%
Other assets	295,162			295,924
Total assets	$3,532,684			$3,452,545

Liabilities
NOW	$461,875	$501	0.43%	$447,459	$362	0.32%
Savings	356,834	151	0.17	368,443	163	0.18
Money market	259,738	500	0.76	292,110	382	0.52
Time deposits	964,108	4,325	1.78	793,489	2,270	1.13
Total interest bearing deposits	2,042,555	5,477	1.06	1,901,501	3,177	0.66
Borrowings	744,632	4,237	2.26	812,938	3,408	1.66
Total interest bearing liabilities	2,787,187	9,714	1.38%	2,714,439	6,585	0.96%
Non-interest bearing demand deposits	357,856			354,470
Other liabilities	28,943			30,079
Total liabilities	3,173,986			3,098,988

Total shareholders' equity	358,698			353,557

Total liabilities and shareholders' equity	$3,532,684			$3,452,545

Net interest spread			2.62%			2.93%
Net interest margin			2.81			3.06
_____________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Nine Months Ended September 30,
	2018			2017
(in thousands, except ratios)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$827,499	$27,772	4.49%	$767,103	$24,338	4.23%
Commercial and industrial	388,627	13,268	4.56	326,305	11,569	4.72
Residential	1,131,509	32,669	3.86	1,158,429	30,842	3.55
Consumer	119,504	4,163	4.66	127,353	4,189	4.38
Total loans (1)	2,467,139	77,872	4.22	2,379,190	70,938	4.10
Securities and other (2)	768,812	18,304	3.18	758,748	17,673	3.11
Total earning assets	3,235,951	96,176	3.97%	3,137,938	88,611	3.86%
Other assets	279,192			305,735
Total assets	$3,515,143			$3,443,673

Liabilities
NOW	$451,178	$1,285	0.38%	$455,447	$796	0.23%
Savings	356,859	456	0.17	367,689	399	0.14
Money market	283,356	1,580	0.75	299,008	1,021	0.45
Time deposits	900,315	10,545	1.57	740,947	5,710	1.03
Total interest bearing deposits	1,991,708	13,866	0.93	1,863,091	7,926	0.57
Borrowings	797,913	12,192	2.04	835,274	9,328	1.49
Total interest bearing liabilities	2,789,621	26,058	1.25%	2,698,365	17,254	0.85%
Non-interest bearing demand deposits	341,656			327,547
Other liabilities	28,926			68,973
Total liabilities	3,160,203			3,094,885

Total shareholders' equity	354,940			348,788

Total liabilities and shareholders' equity	$3,515,143			$3,443,673

Net interest spread			2.72%			3.01%
Net interest margin			2.90			3.13
_____________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(in thousands)		2018	2017	2018	2017
Net income		$8,970	$8,617	$25,317	$19,386
Adj: Gain on sale of securities, net		—	(19)	—	(19)
Adj: (Gain) loss on sale of premises and equipment, net		—	(1)	—	94
Adj: (Gain) loss on other real estate owned		(8)	—	15	—
Adj: Acquisition, conversion and other expenses		70	346	619	5,917
Adj: Income taxes (1)		(12)	(122)	(150)	(2,251)
Total adjusted income (2)	(A)	$9,020	$8,821	$25,801	$23,127

Net interest income	(B)	$22,469	$23,478	$68,619	$68,659
Plus: Non-interest income		7,126	6,960	20,485	19,465
Total Revenue(2)		29,595	30,438	89,104	88,124
Adj: Gain on sale of securities, net		—	(19)	—	(19)
Total adjusted revenue (2)	(C)	$29,595	$30,419	$89,104	$88,105

Total non-interest expense		$17,906	$17,586	$55,443	$58,463
Less: Gain (loss) on sale of premises and equipment, net		—	1	—	(94)
Less: Gain (loss) on other real estate owned		8	—	(15)	—
Less: Acquisition, conversion and other expenses		(70)	(346)	(619)	(5,917)
Adjusted non-interest expense (2)	(D)	$17,844	$17,241	$54,809	$52,452

(in millions)
Total average earning assets	(E)	$3,238	$3,157	$3,236	$3,138
Total average assets	(F)	3,533	3,453	3,515	3,444
Total average shareholders' equity	(G)	359	354	355	349
Total average tangible shareholders' equity (2) (3)	(H)	251	244	247	242
Total tangible shareholders' equity, period-end (2)(3)	(I)	250	244	250	244
Total tangible assets, period-end (2) (3)	(J)	3,453	3,367	3,453	3,367

(in thousands)
Total common shares outstanding, period-end	(K)	15,509	15,432	15,509	15,407
Average diluted shares outstanding	(L)	15,580	15,511	15,564	15,204

Adjusted earnings per share, diluted	(A/L)	$0.58	$0.57	$1.66	$1.52
Tangible book value per share, period-end (2)	(I/K)	16.11	15.84	16.11	15.84
Securities adjustment, net of tax(4)	(M)	(17,152)	(1,155)	(17,152)	(1,155)
Tangible book value per share, excluding securities adjustment(4)	(I+M)/K	17.22	15.91	17.22	15.91
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.24	7.26	7.24	7.26

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
		2018	2017	2018	2017
Performance ratios
Return on assets		1.01%	0.99%	0.96%	0.75%
Adjusted return on assets (2)	(A/F)	1.01	1.01	0.98	0.90
Return on equity		9.92	9.67	9.54	7.43
Adjusted return on equity (2)	(A/G)	9.98	9.90	9.72	8.86
Adjusted return on tangible equity (2) (5)	(A/I)	14.52	14.53	14.23	12.98
Efficiency ratio (2)(6)	(D-O-Q)/(C+N)	57.88	53.53	59.05	56.26
Net interest margin(2)	(B+P)/E	2.81	3.06	2.90	3.13

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$654	$1,107	$1,921	$3,269
Franchise taxes included in non-interest expense	(O)	129	154	440	438
Tax equivalent adjustment for net interest margin	(P)	493	878	1,498	2,568
Intangible amortization	(Q)	207	212	621	603
_____________________________________

(1)
Assumes a marginal tax rate of 23.78% in third quarter 2018 net of adjustment for first and second quarter 2018, which was recorded at a marginal rate of 24.15%.  A marginal tax rate of 37.57% was used in 2017.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.

(5)
Adjusted return on tangible equity is computed by dividing the total core income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 23.78% in third quarter 2018, 24.15% in first and second quarter 2018 and 37.57% in 2017, by tangible equity.

(6)
Efficiency ratio is computed by dividing total adjusted tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total adjusted non-interest income.

FINANCIAL SUMMARY

The Company reported third quarter 2018 net income of $9.0 million, or $0.58 per share, compared with $8.6 million, or $0.56 per share in the same quarter of 2017. Financial highlights for the third quarter include the following:

•	14.3% annualized increase in non-maturity deposit accounts

•	57.9% efficiency ratio (non-GAAP measure)

•	1.01% return on average assets

•	9.92% return on average equity

•	10% annualized growth in tangible book value per share, excluding security adjustments (non-GAAP measure)

In the third quarter 2018, the Company focused on continued execution of strategies to grow profitability while remaining true to risk and credit management disciplines. Earnings per share this quarter equaled adjusted earnings, reflecting normalized operations. The Company uses non-GAAP metrics, such as adjusted earnings to evaluate its results of operations, which are referenced at times within this management discussion and analysis. Tangible book value per share, excluding security adjustments, in the third quarter of 2018 exceeds the level at year-end 2016 and was accomplished within two years of the acquisition. Commitment to building long-term shareholder value is evidenced by a continued focus on non-maturity deposits and improvements in return on average assets, return on average equity and the efficiency ratios.

The Company has stayed true to core banking and cultivating long-term relationships with customers. Commercial loans have grown 3% on a year-to-date annualized basis due to continued gain of market share within the Company’s footprint. Total deposit balances were up 3% on an annualized basis for the quarter including more than a 14% increase in non-maturity deposits.

The Company remains committed to organic growth expanding further into markets with the greatest opportunity to increase shareholder value. The Company is on track to open a new branch in Manchester, New Hampshire in November 2018 with plans for branches in Bedford, New Hampshire and Belfast, Maine next year. These de novo branches will help provide greater service and convenience to existing customers and the opportunity to further expand a growing deposit base.

The Company recently announced a strategic expansion with the development of a commercial loan office in Portland, Maine. The Company’s presence in this important commercial market is expected to enhance opportunities for growth in commercial and industrial loans, fee income products and services and a source of core deposits. In connection with the expansion to Portland, the Company also announced strategic new hires of seasoned and accomplished leaders in this market that are proven revenue generators in the middle market space of New England.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Summary
Third quarter net income was up 5% to $9.0 million, or $0.58 per diluted share, in the third quarter of 2018 compared to $8.6 million, or $0.56 per diluted share, in the same quarter of 2017. Results in the third quarter of 2018 included a $686 thousand gain on the sale of Visa Class B shares and the prior year included a $346 thousand charge from trailing acquisition and conversion costs.

The Company reported year-to-date net income of $25.3 million, or $1.63 per diluted share, compared with $19.4 million, or $1.27 per diluted share in the same period of 2017. Adjusted net income increased by 12% to $25.8 million, or $1.66 per share compared with $23.1 million, or $1.52 per share, for these respective periods.

The return on assets ratio during the first nine months of 2018 was 0.96% compared to 0.75% in the prior year due to lower acquisition, conversion and other expenses in 2018. Adjusted return on assets advanced to 0.98% from 0.90%

in the prior year based on lower non-interest expense due to an increase in operational efficiencies. Similar positive trends for return on equity in the first nine months of 2018 were 9.54% compared to 7.43% in the prior year. Adjusted return on equity in the first nine months increased to 9.72% from 8.86% in the prior year due to reduced non-interest expenses. The increase in profitability reflects the Company's focus and realization of the earn-back period of the acquisition made in 2017.

Net Interest Income
Third quarter net interest income was $22.5 million compared with $23.5 million in the same quarter of 2017. Interest income was $32.2 million, up 7% from the prior year as average earning assets grew $81.0 million and yields improved by eleven basis points. Purchase loan accretion contributed 0.03% to loan yield in the third quarter 2018 and 0.04% to loan yield in the same quarter of 2017. Tax-equivalency adjustments on securities and loans were lower in 2018 due to a lower Federal tax rate reducing the quarterly yield by six basis points. The net yield improvement was offset by a 42 basis point increase in interest paid on interest-bearing liabilities due to higher market rates. Net interest margin in the third quarter decreased to 2.81% from 3.06% in the same quarter of 2017 due a higher cost of funds. Given the current interest rate environment, the Company continues to extend maturities of interest-bearing liabilities.

For the first nine months of 2018, net interest income decreased to $68.6 million from $68.7 million for the same period of the prior year. The net interest margin was 2.90% compared to 3.13% in the prior year; purchase loan accretion contributed $2.6 million or 0.11% to loan yields the first nine months of 2018 and $2.9 million or 0.12% to loan yield in the same period of 2017. Interest income from earnings assets increased to $96.2 million with a yield of 3.97% compared to $88.6 million with a yield of 3.86% in the same period of 2017. The year-to-date effect, and management’s response, on net interest margin from interest-bearing liabilities is the same as the quarterly discussion.

Non-Interest Income
Third quarter non-interest income was $7.1 million compared with $7.0 million in the same quarter of 2017. Non-interest income in 2018 included a $685 thousand gain from a partial sale of the Company’s ownership interest in Visa Class B shares while 2017 included a $329 thousand gain from our previously sold insurance business.

Non-interest income for the first nine months of 2018 increased year-over-year by 5% to $20.5 million compared with $19.5 million for the same period of 2017. The increase is primarily due to a $659 thousand increase in customer service fees associated with higher transaction volumes. Income in 2018 included the $685 thousand gain from Visa Class B shares and $545 thousand in fees from an expanded customer derivative platform while 2017 included $1.0 million from a sold insurance business.

Loan Loss Provision
The provision for loan losses in the third quarter 2018 was $643 thousand compared to $660 thousand for the same quarter in 2017. On a year-to-date basis, the loan loss provision was $2.2 million in 2018, which was consistent with the change in 2017. The amount of the provision exceeded net charge-offs, which follows the positive trend in all quarterly periods since the first quarter of 2017. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate, which is subject to uncertainty.

Non-Interest Expense
Non-interest expense increased to $17.9 million in the third quarter of 2018 compared to $17.6 million in the third quarter of 2017. The increase is primarily due to a $714 thousand increase in salary and benefit expense related to the build-up of the Company's talent base with strategic hires. This increase was partially offset by a $276 thousand decrease in acquisition, conversion and other expenses.

For the first nine months of 2018 and 2017 non-interest expense decreased 5% to $55.4 million from $58.4 million, acquisition, conversion, and other expenses were $619 thousand for 2018 and $5.9 million in 2017. All other decreases in non-interest expense on a year-to-date basis are consistent with quarterly trends. The efficiency ratio for the first nine months was 59% compared to 56% for the same period of 2017.

Income Tax Expense
The third quarter effective tax rate decreased to 18.8% in 2018 compared with 29.3% in the same quarter of 2017, reflecting a lower federal statutory tax rate.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

Summary
Total assets were $3.6 billion at the end of the third quarter 2018 compared to $3.6 billion at year-end 2017. The loan to deposit ratio improved to 104% from 106% at year-end 2017 due to a 2.6% increase in deposits, with non-maturity deposits growing 14.3%. Asset quality metrics remain strong with an allowance for credit losses to total loans ratio of 0.54% and the ratio of net charge-offs to total loans continuing the trend of remaining close to zero. Excluding the impact of securities fair value adjustments, tangible book value per share at the end of the third quarter 2018 exceeded the pre-acquisition level at the end of 2016.

Securities
Total securities decreased $8.5 million during the nine months ended September 30, 2018 to $747.0 million. The ratio of total securities to total assets was 21% compared to 23% at year-end 2017, which are within the tolerance range of management’s investment policies. Securities purchased during the first nine months of 2018 included $82.5 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $7.9 million of corporate bonds, and a net $4.0 million decrease in FHLB stock. The purchases were offset by $75.3 million of maturities, calls and pay-downs of amortizing securities, and a $19.6 million reduction in fair value. The reduction in fair value was largely due to a decline in debt obligations tied to longer term interest rates. The weighted average yield on the Company’s security profile as of September 30, 2018 was 3.21% for the quarter compared to 3.06% at year-end 2017. At September 30, 2018, the securities held by the Company had an average life of 5.7 years and a duration of 4.3 years compared to 5.2 years and 4.1 years at the end of 2017, respectively.

Loans
Total loans at September 30, 2018 were $2.5 billion; a decrease of $2.0 million as compared to year-end 2017 and flat as compared to the second quarter 2018. The year-to-date decrease was primarily due to lower residential loan balances due to higher sales in the secondary market offset in part by growth in commercial product lines. While total loans remained fairly unchanged for the quarter, residential loans grew 4.5% on annualized basis and commercial loans declined 2.9%. The quarterly decrease in commercial loans was attributable to the timing of some larger deals, and a conscious effort made by the Company to not over extend on terms just for the purposes of generating loan growth. The yield from total loans expanded twelve basis points led by commercial real estate and consumer loans. Loan yields expanded in all product lines with the exception of commercial and industrial loans reflecting a lower contribution from tax equivalency adjustments.

Asset Quality
Favorable asset quality metrics were sustained during the quarter due the Company’s risk management disciplines and commitment to credit quality. The ratio of net charge-offs to total average loans were 0.04% for the quarter and 0.06% for the first nine months annualized. While non-accrual loans are up $7.5 million during the first nine months of 2018, the majority of the increase was isolated to just a few larger relationships. Based on an impairment analysis, those obligations are expected to be recovered upon settlement.The allowance for loan losses increased to $13.5 million from $12.3 million at year-end 2017 due to the increase in non-accrual loans and specific reserves on impaired loans. The ratio of allowance for credit losses to total loans strengthened to 54 basis points from 50 basis points at year-end 2017 due to fewer charge-offs.

Deposits and Borrowings
Total deposits increased $38.3 million, or 2%, from year-end 2017. Non-maturity (“Core”) deposits decreased 3.0% on a year-to-date annualized basis; however, increased 14.3% in the third quarter on annualized basis. The Bank's deposit base, primarily in Maine, has a seasonal trend with lower deposits in the winter and spring months and higher deposits in the summer and autumn months. Core deposits are the source for low cost loan funding and remain the Company’s primary focus as long-term customer relationships are developed. Time deposits increased $71.3 million, reflecting the Company’s strategy to target funding durations and support the capital leverage initiative. New deposit accounts opened totaled 3,212 in the third quarter 2018 and 9,211 on a year-to-date basis. Total borrowings were reduced by $47.5 million since year-end 2017 primarily due to the payoff of FHLB borrowings that are sensitive to changes in short-term interest rates. Due primarily to higher market interest rates, the average cost of deposits was 1.06%, compared with 0.70% at year-end 2017. Following a similar trend, average cost of borrowings were 2.26% and 1.62% at quarter-end and year-end 2017, respectively.

Equity
Total equity was $357.7 million, compared with $354.6 million at year-end 2017. Net after-tax fair value adjustments to securities reduced equity by $17.1 million at the end of the third quarter 2018 compared to a $1.7 million increase at year-end 2017. Tangible book value per share increased to $16.11 per share up from $15.94 per share at year-end 2017 due to strong quarter-over-quarter earnings. Excluding the impact of securities fair value adjustments, tangible book value per share increased to $17.22, which now exceeds the Company’s pre-acquisition level of $16.84 per share. The Company evaluates changes in tangible book value excluding securities adjustment, a non-GAAP financial measure, which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. The Company and the Bank remained "well capitalized" under regulatory guidelines at period-end. The Company's risk-based capital ratio increased to 14.16% from 13.71% at year-end 2017 as tangible book value continued to expand throughout 2018.

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

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the "FRB"). At September 30, 2018, the Bank’s available secured line of credit at the FRB stood at $112.8 million or 3.2% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

As of September 30, 2018 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one-year and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 200 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve over the one year horizon (+3.0% versus the base case) while deteriorating from that level over the two-year horizon (+.8% versus the base case), although still remaining positive. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons as increased funding costs outpace increases in earning asset yields (-4.6% and -9.9%, respectively). The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

As compared to June 30, 2018, the year-one sensitivity in the down 100 basis points scenario improved for the quarter (+.2% prior, versus +1.8% current).  The year-two sensitivities in the down 100 basis points scenario changed going from -3.1% to +1.4%.  In the year-one up 200 basis points scenario, results declined going from -3.1% to -4.6%. Year-two, up 200 basis points declined slightly (-8.5% prior, versus -9.9% current).

The Federal Reserve has continued to raise interest rates and while net interest income will be impacted by these changes in short-term rates, net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At September 30, 2018, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures.

The principal executive officers, including the Chief Executive Officer and the Chief Financial Officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
(b) Changes in internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c)  The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1-31, 2018	—	$—	—	395,412
August 1-31, 2018	1,605	28.63	1,605	393,807
September 1-30, 2018	—	—	—	393,807
Total	1,605	$28.63	1,605	393,807

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

10.2	Separation Agreement dated December 14, 2017 between Bar Harbor Bankshares, Bar Harbor Bank & Trust, and William J. McIver.	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2018 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 6, 2018	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: November 6, 2018	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer