Form 10-K
period 2018-12-31
BAR HARBOR BANKSHARES
filed 2019-03-12
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one)
Large Accelerated Filer ☐        Accelerated Filer ☒       Non-Accelerated Filer ☐      Smaller Reporting Company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $469,384,260 based on the closing sale price of the common stock on the NYSE American on June 30, 2018, the last trading day of the registrant’s most recently completed second quarter.
The Registrant had 15,523,628 shares of common stock, par value $2.00 per share, outstanding as of March 8, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2019 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-K

The Company conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the Bank and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this report to "our company, "our," "us," "we" and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Bar Harbor Bankshares files with the Securities and Exchange Commission. All risk factors set forth in Item 1A of this Annual Report on Form 10-K should be considered in evaluating forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

GENERAL

Throughout this Annual Report on Form 10-K, Bar Harbor Bankshares is referred to as “BHB”, “the Company", “we”, “our”, or “us.” Bar Harbor Bank & Trust (“the Bank”) was established in 1887, and is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a true community bank providing exceptional commercial, retail and wealth management banking services through a network of 48 full-service branches.

The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

•	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders

•	Geography, heritage and performance are key while remaining true to a community culture

•	Strong commitment to risk management while balancing growth and earnings

•	Service and sales driven culture with a focus on core business growth

•	Fee income is fundamental to the Company's profitability through trust and treasury management services, customer derivatives and secondary market mortgage sales

•	Investment in processes, products, technology, training, leadership and infrastructure

•	Expansion of the Company’s brand and business to deepen market presence

•	Opportunity and growth for existing employees while adding catalyst recruits across all levels of the Company

Shown below is a profile and geographical footprint of the Bank as of December 31, 2018:

The Bank serves affluent and growing markets in Maine, New Hampshire and Vermont. Within these markets, tourism, agriculture and fishing industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various service industries.

Maine
The Bank operates 14 full-service branches principally located in the regions of downeast, midcoast and central Maine, which can generally be characterized as rural areas. As previously announced, the Bank opened a new commercial loan office in Portland, Maine in December 2018. In Maine, the Bank considers its primary market areas to be Hancock, Knox, Washington, Kennebec and Sagadahoc counties. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses and are also supported by a large contingent of retirees.

New Hampshire
The Bank operates 21 full-service branches and two stand-alone drive-up windows in New Hampshire located in the regions of the lake sunapee, upper valley and merrimack valley. There are several distinct markets within each of these regions. The towns or cities of Nashua, Manchester, and Concord are considered part of the merrimack valley. Nashua, New Hampshire is a regional commercial, entertainment and dining destination and with its board with Massachusetts, also enjoys a vibrant high-tech industry and a robust retail industry due in part to the state's absence of a sales tax. The upper valley region of New Hampshire includes the towns of Lebanon and Hanover, which are home to Dartmouth-Hitchcock Medical Center and Dartmouth College, respectively. The lake sunapee market is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee and includes the towns of Claremont, New London, and Newport.

Vermont
The Bank operates 13 full-service branches and one stand-alone drive-up window in Vermont. The branches are primarily located in central Vermont within the counties of Rutland, Windsor and Orange. These markets are home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, Ludlow and Quechee.

SUBSIDIARY ACTIVITIES

Bar Harbor Bankshares is a legal entity separate and distinct from its first-tier bank subsidiary, Bar Harbor Bank & Trust and its second-tier subsidiaries, Bar Harbor Trust Services, Charter Trust Company and Cottage Street Corporation. Under Charter Trust Company are third-tier subsidiaries Charter Holding Corporation and Charter New England Agency.

The Company also owns all of the common stock of two Connecticut statutory trusts. These capital trusts are unconsolidated and their only material asset is a $20.6 million trust preferred security related to the junior subordinated debentures reported in Note 8 - Borrowed Funds of the Consolidated Financial Statements.

AVAILABLE INFORMATION

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are also available free of charge on the Company's website at www.bhbt.com under the Shareholders Relations link as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
Investors should note that the Company currently announces material information to investors and others using SEC filings, press releases and postings on the Company's website (www.bhbt.com), including news and announcements regarding the Company's financial performance, key personnel, brands and business strategy. Information that is posted on the corporate website could be deemed material to investors. The Company encourages investors to review the information posted on these channels. Updates may be made, from time to time, to the list of channels used to communicate information that could be deemed material and any such change will be posted on www.bhbt.com. The information on the website is not, and shall not be deemed to be, a part hereof or incorporated into this or any other filings with the SEC.

COMPETITION

Major competitors in the Company's market areas include local independent banks, local branches of large regional and national bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions.

The Company has generally been able to compete effectively with other financial institutions by emphasizing quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. However, no assurance can be provided regarding the Company’s ongoing ability to compete effectively with other financial institutions in the future.

No part of the Company’s business is materially dependent upon one, or a few customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of the Company.

LENDING ACTIVITIES

General
The Bank originates loans in four basic portfolio categories, which are discussed below. These portfolio categories include construction and land development, commercial real estate, commercial and industrial, agricultural, tax exempt entities, residential mortgages, home equity and other consumer loans. Loan interest rates and other key loan terms are affected principally by the Bank’s lending policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending and adjustable-rate loan products according to its interest rate management policy. The Bank generally originates loans for investment except for certain residential mortgages that are underwritten with the intention to be sold in the secondary mortgage market.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio for the five years indicated. Further information about the composition of the loan portfolio is contained in Note 3 - Loans of the Consolidated Financial Statements.

	2018		2017		2016		2015		2014
(in thousands, except percentages)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate	$826,699	33%	$826,746	34%	$418,119	37%	$396,032	40%	$351,354	38%
Commercial and industrial	404,870	16	379,423	15	151,240	13	126,158	13	121,057	13
Total commercial	1,231,569	49	1,206,169	49	569,359	50	522,190	53	472,411	51
Residential	1,144,698	46	1,155,682	46	506,612	45	408,401	41	382,678	42
Consumer	113,960	5	123,762	5	53,093	5	59,479	6	63,935	7
Total loans	2,490,227	100%	2,485,613	100%	1,129,064	100%	990,070	100%	919,024	100%
Allowance for loan losses	(13,866)		(12,325)		(10,419)		(9,439)		(8,969)
Net loans	$2,476,361		$2,473,288		$1,118,645		$980,631		$910,055

Commercial Real Estate
Commercial real estate loans are secured primarily by multifamily dwellings, industrial/warehouse buildings, retail centers, office buildings and hospitality properties, primarily located in the Company's market area in New England. The Company's loans secured by commercial real estate are originated with either a fixed or an adjustable interest rate. Interest rates on adjustable rate loans are based on a variety of indices, generally determined through negotiations with borrowers. The Bank's commercial real estate underwriting guidelines call for loan-to-value (LTV) ratios not to exceed 80 percent of the appraised value of the underlying property securing the loan. Unless on some sort of seasonal pay basis, to match debt payments with seasonal cash flows. Loans typically require monthly payments containing balloon payments with maturities of 10 years or less based on 20 year amortization schedules for commercial real estate and 25 years for multifamily loans.

Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, and business acquisitions. A borrower's cash flow from operations is generally the primary source of repayment. Accordingly, the Company's loan policy provides specific guidelines regarding debt service coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner-occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as accounts receivable, inventory, equipment or real estate, typically with a term based on the collateral's useful life of 1-10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal's prime rate (Prime Rate) or London Interbank Offered Rate (LIBOR) and the spread will vary based on market conditions and perceived credit risk.

In order to mitigate the risk of loss, the Company generally requires collateral and personal guarantees to support commercial and industrial loans. The Company attempts to mitigate risk by limiting advance rates against eligible collateral to no more than 80 percent, though appropriate advance rates can vary depending on asset class.

Commercial and industrial loans also attract multifaceted relationships, which include deposit and treasury management services. During 2018, the Company expanded its offering of treasury management services and introduced customer loan derivatives. The Company facilitates the risk management strategies for commercial banking customers by offering customer loan derivatives, which allows a customer to obtain a lower fixed-rate loan for an upfront fee. Offsetting loan swap arrangements with a highly-rated third-party financial institutions are then executed by the Company to mitigate the interest rate risk.

Residential Real Estate
The Company offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. Certain loans are originated for sale with rate lock commitments which are recorded as derivative financial instruments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as “A” or “A-” and referred to as “conforming loans”. The Company also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans; however, these are typically held for investment. The Company does not offer a subprime mortgage lending program. Mortgage loans sold on the secondary market are sold on a servicing-retained basis.

Consumer Loans
The Company offers a variety of secured consumer loans, including second deed-of-trust home equity loans, home equity lines of credit ("HELOCs"), personal property and loans secured by deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce the Company's exposure to changes in interest rates, and carry higher rates of interest than do residential real estate loans. The Company believes that offering consumer loan products is critical to community banking by providing customer service at the holistic relationship level.

HELOCs have a ten or fifteen year draw period followed by a 20 year amortization and require either interest-only payments during the draw period or the payment of 1.0 percent or 1.5 percent of the outstanding loan balance per month (depending on the terms). Following receipt of payments, the available credit includes amounts repaid up to the credit limit. HELOCs with a ten year draw period have a balloon payment due at the end of the draw period and then amortize for the remaining term. For loans with shorter-term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.

Maturity and Sensitivity of the Loan Portfolio
The following table shows contractual final maturities of selected loan categories at December 31, 2018. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

(in thousands)	1 Year or Less	1 to 5 Years	More than 5 Years	Total
Commercial real estate	$15,156	$85,239	$726,304	$826,699
Commercial and industrial	38,630	117,956	248,284	404,870
Total commercial	53,786	203,195	974,588	1,231,569
Residential	273	20,351	1,124,074	1,144,698
Consumer	7,643	25,977	80,340	113,960
Total	$61,702	$249,523	$2,179,002	$2,490,227

Problem Assets
The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows The Federal Deposit Insurance Corporation ("FDIC") guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board monthly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the Bank’s Managed Assets Group, which focuses on larger, riskier collections and the recovery of purchased credit impaired loans.

The following table presents the problem assets and accruing troubled debt restructurings ("TDRs") for the five years indicated:

(in thousands, except ratios)	2018	2017	2016	2015	2014
Non-accruing loans:
Commercial real estate	$8,156	$8,343	$2,564	$2,390	$4,484
Commercial and industrial	2,331	1,209	315	308	708
Residential	7,210	4,266	3,419	3,452	6,051
Consumer	538	500	198	830	1,045
Total non-performing loans	18,235	14,318	6,496	6,980	12,288
Real estate owned	2,351	122	90	256	523
Total non-performing assets	$20,586	$14,440	$6,586	$7,236	$12,811

Troubled debt restructurings (accruing)	$1,657	$1,046	$2,713	$2,336	$1,092
Accruing loans 90+ days past due	246	510	—	28	—

Total non-performing loans/total loans	0.73%	0.58%	0.58%	0.71%	1.34%
Total non-performing assets/total assets	0.57	0.41	0.38	0.46	0.88

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

The following table presents an analysis of the allowance for loan losses for the five years indicated:

(in thousands, except ratios)	2018	2017	2016	2015	2014
Balance at beginning of year	$12,325	$10,419	$9,439	$8,969	$8,475
Charged-off loans:
Commercial real estate	553	275	133	667	238
Commercial and industrial	277	207	90	395	489
Residential	383	255	141	70	650
Consumer	694	289	47	487	243
Total charged-off loans	1,907	1,026	411	1,619	1,620
Recoveries on charged-off loans:
Commercial real estate	318	50	40	98	85
Commercial and industrial	83	11	289	54	146
Residential	166	65	44	129	12
Consumer	101	18	39	23	38
Total recoveries on charged-off loans	668	144	412	304	281
Net charged-off	1,239	882	(1)	1,315	1,339
Provision for loan losses	2,780	2,788	979	1,785	1,833
Balance at end of year	$13,866	$12,325	$10,419	$9,439	$8,969

Ratios:
Net charge-offs/average loans	0.05%	0.04%	—%	0.14%	0.15%
Recoveries/charged-off loans	35.03	14.04	100.24	18.78	17.35
Allowance for loan losses/total loans	0.56	0.50	0.92	0.95	0.98
Allowance for loan losses/non-accruing loans	76.04	86.08	160.39	135.23	72.99

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

	2018		2017		2016		2015		2014
(in thousands, except ratios)	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category
Commercial real estate	$6,984	0.84%	$6,134	0.74%	$5,145	1.23%	$4,430	1.12%	$4,613	1.31%
Commercial and industrial	2,415	0.60	2,389	0.63	1,952	1.29	1,590	1.26	1,277	1.05
Residential	4,059	0.35	3,416	0.30	2,721	0.54	2,747	0.67	2,714	0.71
Consumer	408	0.36	386	0.31	601	1.13	672	1.13	365	0.57
Total	$13,866	0.56%	$12,325	0.50%	$10,419	0.92%	$9,439	0.95%	$8,969	0.98%

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

The following table presents the amortized cost and fair value of securities available for sale for the three years indicated:

	2018		2017		2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of US Government-sponsored enterprises	$—	$—	$6,967	$6,972	$—	$—
US Government-sponsored enterprises	413,492	404,952	447,081	443,003	330,635	328,452
US Government agency	111,938	110,512	96,357	95,596	76,722	76,906
Private label	20,353	20,382	529	674	936	1,132
Obligations of states and political subdivisions thereof	133,260	132,265	138,522	140,200	123,832	122,366
Corporate bonds	58,098	57,726	30,527	30,797	—	—
Total	$737,141	$725,837	$719,983	$717,242	$532,125	$528,856

The following table presents the amortized cost and weighted average yields of securities at December 31, 2018:

	Available for sale
(in thousands, except ratios)	Amortized Cost	Weighted Average Yield
Within 1 year	$425	0.85%
Over 1 year to 5 years	23,312	5.96
Over 5 years to 10 years	62,111	3.76
Over 10 years	105,510	3.80
Total bonds and obligations	191,358	3.94
Mortgage-backed securities	545,783	2.96
Total securities available for sale	$737,141	3.20%

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

The Company manages pricing of deposits in keeping with the Company's asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on the Company's experience, the Company believes that the Company's deposits are relatively stable sources of funds. Despite this stability, the Company's ability to attract and maintain these deposits and rates are significantly affected by market conditions.

The following table presents the average balances and weighted average rates for deposits for the three years indicated:

	2018			2017			2016
(in thousands, except ratios)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$354,499	15%	—%	$339,303	15%	—%	$93,757	11%	—%
NOW	456,591	20	0.42	455,064	20	0.25	161,494	16	0.20
Savings	354,453	15	0.17	367,785	17	0.16	72,657	7	0.09
Money market	281,258	12	0.78	300,905	14	0.49	240,325	24	0.40
Time deposits	902,507	38	1.64	760,544	34	1.07	414,347	42	1.29
Total	$2,349,308	100%	0.83%	$2,223,601	100%	0.51%	$982,580	100%	0.68%

The following table presents the scheduled maturities of time deposits $100 thousand or greater at December 31, 2018:

(in thousands, except ratios)	Amount	Weighted Average Rate
Three months or less	$118,778	1.40%
Over 3 months through 6 months	70,788	1.90
Over 6 months through 12 months	31,737	1.37
Over 12 months	89,012	1.78
Total	$310,315	1.62%

The Company may also utilize borrowings as an alternative source of funds which can be invested at a positive interest rate spread when the Company desires additional capacity to fund loan demand or when they meet the Company's asset/liability management goals to diversify funding sources and enhance interest rate risk management.

The Company's borrowings historically have included advances from the Federal Home Loan Bank of Boston ("FHLB"), securities sold under repurchase agreements, and an unsecured line of credit. The Company also has the ability to borrow from the Federal Reserve Bank of Boston ("FRB"), as well as through unsecured federal funds lines with correspondent banks. The Company may obtain advances from the FHLB by collateralizing the advances with certain loans and investment securities of the Company. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.

RETAIL BROKERAGE SERVICES

Bar Harbor Financial Services principally serves the brokerage needs of individuals ranging from first-time purchasers, to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. These products are not deposits, are not insured by the FDIC or any other government agency, are not guaranteed by the Bank or any affiliate, and may be subject to investment risk, including possible loss of principal.

The Bank is a branch office of Infinex Investments, Inc., (“Infinex”) a full-service third-party broker-dealer, conducting business under the assumed business name “Bar Harbor Financial Services.” Infinex is an independent registered broker-dealer and is not affiliated with the Company or its subsidiaries. Infinex was formed by a group of member banks, and is one of the largest providers of third-party investment and insurance services to banks and their customers in New England. Through Infinex, the Bank is able to take advantage of the expertise, capabilities, and experience of a well-established third-party broker-dealer in a cost effective manner.

TRUST MANAGEMENT SERVICES

The Bank has two wholly-owned subsidiaries that provide a comprehensive array of trust and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. Bar Harbor Trust Services is a Maine-chartered trust company, and Charter Trust is a New Hampshire-chartered trust company that was obtained through a 2017 business combination. As a New Hampshire-chartered trust company, Charter Trust is subject to New Hampshire laws applicable to trust companies and fiduciaries. Trust management services include trustee of both living trusts and trusts under wills, including revocable, irrevocable, charitable remainder and testamentary trusts, and in this capacity holds, accounts for and manages financial assets, real estate and special assets. Trust Services offers custody, estate settlement, and fiduciary tax services. The employees include credentialed investment and trust professionals with extensive experience. At December 31, 2018 and 2017, trust management services had total assets under management of $1.7 billion and $1.8 billion, respectively.

PERSONNEL

As of December 31, 2018, the Company had 445 full time equivalent employee positions compared to 423 full time equivalents at December 31, 2017. The Company has augmented the staff with targeted hires to deepen the overall employee skill set. The Company has never had a work stoppage, and no employees are represented by a labor organization or subject to any collective bargaining arrangements. The employee relations of the Company are considered to be good.

REGULATION AND SUPERVISION
As a bank holding company, the Company is regulated under the Bank Holding Company Act (“BHC”) and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act. The Company’s common stock is listed on the NYSE American exchange under the trading symbol “BHB,” and is subject to the rules of NYSE American for listed companies.

As a Maine-chartered financial institution, the Bank is subject to supervision, periodic examination, and regulation by the Maine Bureau of Financial Institutions ("BFI") as its chartering authority and the Federal Deposit Insurance Corporation ("FDIC") as its primary federal regulator. The prior approval of the BFI and the FDIC is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

As a New Hampshire-chartered trust company, Charter Trust Company and its affiliates (“Charter”) is subject to supervision and periodic examination and regulation by the New Hampshire Banking Department.  Charter’s consolidated capital includes the following legal entities: Charter Holding Corporation, Charter Trust Company and Charter New England Agency.

In accordance with NH RSA 383-C:5-502, Charter’s Capital Plan requires minimum capital of $500 thousand to be held in accordance with NH RSA 564-B:9-902.  As of December 31, 2018 Charter’s total capital was $10.1 million and had liquidation reserves of $501 thousand held in a savings account.  Charter also had operating reserves of $10.4 million held in a U.S. Government money market fund.  As of December 31, 2018, Charter had an appropriate liquidation reserve, minimum capital in excess of statutory requirements, and all funds were held in accordance with prudent investor standards of NH RSA 564-B:9-902.

Bank Holding Company Regulations Applicable to the Company
The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which the Company may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities
Generally, bank holding companies are prohibited under the BHC Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking. The Federal Reserve Board has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Company currently has no plans to make a financial holding company election.

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

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions. See Capital Adequacy and Prompt Corrective Action included in Item I.

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

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act (see Community Reinvestment Act included in Item I), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Limitations on Acquisitions of Bar Harbor Bankshares Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the appropriate federal bank regulator has been notified and has not objected to the transaction. Under a rebuttable presumption established by the federal bank regulator, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would constitute the acquisition of control of a bank holding company. In addition, the BHC Act prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the federal bank regulator. Among other circumstances, under the BHC Act, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the federal bank regulator has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Dividends
Dividends from the Bank are the Company's principal source of cash revenues. The Company's earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which business is conducted. These include limitations on the ability of the Bank to pay dividends to the holding company and the ability to pay dividends to stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Maine law requires the approval of the BFI for any dividend that would reduce a bank's capital below prescribed limits.

Annual Reporting
The Company is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may examine a bank holding company and any of its subsidiaries, and charge the Company for the cost of such an examination.

Imposition of Liability for Undercapitalized Subsidiaries: Pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”) federal banking agencies are required to take “prompt corrective action” (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates. See Capital Adequacy and Prompt Corrective Action included in Item I.

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

As a New Hampshire-chartered trust company, Charter Trust Company and its affiliates (“Charter”) is subject to supervision and periodic examination and regulation by the New Hampshire Banking Department.  Charter’s consolidated capital includes the following legal entities: Charter Holding Corporation, Charter Trust Company and Charter New England Agency.

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

The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Capital Rules revised the definitions and the components of regulatory capital and impacted the calculation of the numerator in banking institutions’ regulatory capital ratios. The Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. Under the Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Capital Rules’ specific requirements. Pursuant to the Capital Rules, the minimum capital ratios plus additional capital conservation buffer for 2018 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Company and the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

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

The Capital Rules prescribe a standardized approach for risk weightings, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.

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

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2018, and December 31, 2017, see the discussion under the section captioned Capital Resources included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 13 - Stock-Based Compensation in the Notes to Consolidated Financial Statements, elsewhere in this report.

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

Significant Banking Regulations Applicable to the Bank

Deposit Insurance
The Bank’s deposit accounts are fully insured by the Deposit Insurance Fund ("DIF") of the FDIC up to the deposit insurance limit of $250,000 per depositor, per FDIC insured institution, and per ownership category, all in accordance with applicable laws and regulations.

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

Further, the Consumer Financial Protection Bureau ("CFPB") has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s: (i) lack of understanding on the part of the consumer of the material risks, costs, or conditions of the product or service, (ii) inability of the consumer to protect its interests in selecting or using a consumer financial product or service, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

Neither the Dodd-Frank Act nor the individual consumer financial protection laws prevent states from adopting stricter consumer protection standards.

Brokered Deposit Restrictions
Under FDIC Improvement Act, banks may be restricted in their ability to accept brokered deposits, depending on their classification. “Well-capitalized” institutions are permitted to accept brokered deposits, but all banks that are not well-capitalized could be restricted from accepting such deposits. The Bank is currently well-capitalized and not restricted from accepting brokered deposits.

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

Insider Credit Transactions
Section 22(h) of the Federal Reserve Act ("FRA") and its implementing Regulation O, restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Safety and Soundness
Under the FDIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Examinations
The Bank is examined from time-to-time by its primary federal banking regulator, the FDIC, and the BFI.

Financial Privacy
Section V of the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations require all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with non-affiliated parties at the customer’s request, limit the reuse of certain consumer information received from non-affiliated financial institutions, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires entities subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules requiring financial institutions with covered accounts (e.g. consumer bank accounts and loans) to develop, implement, and administer an identity theft protection program, as well as rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLBA and the FACT Act. The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the FDIC.

Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions over the last two decades has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, can have serious legal and reputational consequences for the institution.

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

Changing Regulatory Structure and Future Legislation and Regulation
Congress may enact further legislation that affects the regulation of the financial services industry, and the Maine or New Hampshire legislature may enact further legislation affecting the regulation of financial institutions chartered by the State of Maine or the State of New Hampshire. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The Company cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on its business.

Monetary Policy and Economic Environment
The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments, and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates, thereby affecting the strength of the economy, the level of inflation, or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

Environmental Laws
The Company believes that it is in compliance with all federal, state and local environmental regulations. The cost of ongoing compliance with such regulations does not have a material effect on operations.

ITEM 1A. RISK FACTORS

An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in the Company's business. This risk also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect financial results and condition, as well as the value of, and return on investments made in the Company. Although the Company believes that these risks are the most important for you to consider, you should read this section in conjunction with the Consolidated Financial Statements, the notes to those Financial Statements and management’s discussion and analysis of financial condition and results of operations.

Economic Risk Factors

Deterioration in local economies or real estate market may adversely affect financial performance.
The Company serves individuals and businesses located in the downeast, midcoast and central regions of Maine, the Cheshire, Grafton, Hillsborough, Merrimack and Sullivan counties in central and western New Hampshire, and the Rutland, Windsor and Orange counties in central Vermont. A substantial portion of the loan portfolio is secured by real estate in these areas and the value of the associated collateral is subject to local real estate market conditions. Furthermore, many customers in the hospitality industry rely upon a high number of tourists to vacation destinations and attractions within the Company's markets. The Company's success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies in those market areas. A downturn in the local economies may adversely affect collateral values, sources of funds, and demand for products, all of which could have a negative impact on results of operations, financial condition and business expansion.

Changes in the general economy or the financial markets could adversely affect financial performance.
The outlook for the U.S. economy remains uncertain amid concerns about short- and long-term interest rates, debt and equity capital markets and general financial market conditions. A deterioration of general economic conditions could adversely affect the markets of local economies and have a negative impact on results of operations and financial condition. Deterioration or defaults made by issuers of the underlying collateral of investment securities may cause additional credit-related other-than-temporary impairment charges to the income statement. The Company's ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies or deteriorating investor expectations.

Interest rate volatility could significantly reduce the Company’s profitability.
The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-bearing assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, demand for loans, securities and deposits, policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, or the slope of the yield curve could influence not only the interest received on loans and securities and the amount of interest paid on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, the Bank’s higher-rate loans and investments may be subject to prepayment risk, which could negatively impact its net interest margin. Conversely, if interest rates increase, the Bank’s loans and investment securities may be subject to extension risk, which could negatively impact its net interest margin as well.

Industry Risk Factors

Loss of deposits or a change in deposit mix could increase the cost of funding.
Deposits are a low cost and stable source of funding. The Company competes with banks and other financial institutions for deposits. Funding costs may increase if deposits are lost and are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if the Company needs to raise interest rates to avoid losing deposits. Higher funding costs reduce the net interest margin, net interest income and net income.

Wholesale funding sources may prove insufficient to replace deposits at maturity and support operations and future growth.
The Company and banking subsidiaries must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, the Company draws upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include FHLB advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. The Company's ability to manage liquidity will be severely constrained if unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if the Company is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect liquidity and financial condition and the willingness of certain counterparties and customers to do business with the Company.

High concentrations of commercial loans may increase exposure to credit loss upon borrower default.
As of December 31, 2018, approximately 49% of the Banks’s loan portfolio consisted of commercial real estate, commercial and industrial, construction and agricultural loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property.  Additionally, commercial loans typically involve larger balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Bank’s loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses,  and/or an increase in loan charge-offs, all of which could adversely affect the Company's financial condition and results of operations.

Greater than anticipated credit losses in the loan portfolios may adversely affect earnings.
Credit losses are inherent in the business of making loans and could have a material adverse affect on operating results. The Company makes various assumptions and judgments about the collectability of the loan portfolio and provide an allowance for loan losses based on a number of factors. The allowance for loan losses is evaluated on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accrual loans.  Although the Company believes the allowance for loan losses is appropriate to absorb probable losses in the loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing reported net income.

Disruptions to the Company’s information systems and security breaches could adversely affect its business and reputation.
In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its businesses and to store sensitive data, including financial information regarding its customers. The integrity of information systems are under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. The Company employs an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls. Notwithstanding the strength of defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with the Company’s third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect the Company’s financial condition or results of operations. The Company offers its customers the ability to bank remotely and provide other technology-based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that the Company’s customers’ systems are not secure or are otherwise compromised, its network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that the Company’s activities or the activities of its clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose the Company to claims, regulatory scrutiny, litigation and other possible liabilities.

While to date the Company has not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, the Company’s systems and those of its clients and third-party service providers, are under constant threat and may experience a significant event in the future. The Company may suffer material financial losses related to these risks in the future or it may be subject to liability for compromises to its client or third-party service provider systems. Any such losses or liabilities could adversely affect the Company’s financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

The Company may be adversely affected by continuous technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional operational efficiencies. Many of the Company's larger competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

The Company may be adversely affected by the soundness of other financial institutions.
The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Bank and non-bank financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to different industries and counterparties through transactions with counterparties in the bank and non-bank financial services industries, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have an adverse affect on the Company's business, financial condition and results of operations.

Prepayments of loans may negatively impact the Company's business. Generally, customers may prepay the principal amount of their outstanding loans at any time.
The speeds at which such prepayments occur, as well as the size of such prepayments, are within the customers’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on net interest income. If customers prepay the principal amount of their loans, and the Company is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, interest income will be reduced. A significant reduction in interest income could have a negative impact on results of operations and financial condition.

Business Risk Factors

Strong competition within the Company's markets may significantly impact profitability.
The Company competes with an ever-increasing array of financial service providers. See the section entitled “Competition” of Item 1 of this Annual Report on Form 10-K for additional competitor information. Competition from nationwide banks, as well as local institutions, continues to mount in the Company's markets. To compete, the Company focuses on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect growth and profitability.

Expansion, growth, and acquisitions could negatively impact earnings if not successful.
The Company may grow organically both by geographic expansion and through business line expansion, as well as through acquisitions. Success of these activities depends on the Company's ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Success may also depends on acceptance of the Bank by customers in these new markets and, in the case of expansion through acquisitions, these factors include the long-term recruitment and retention of key personnel and acquired customer relationships. Profitability depends on whether the marginal revenue generated in the new markets will offset the increased expenses of operating a larger entity, with more staff, more locations, and more product offerings. Failure to achieve any of these success factors may have a negative impact on the Company’s financial condition and results of operations.

Market changes may adversely affect demand for services and impact revenue, costs, and earnings.
Channels for servicing the Company’s customers are evolving rapidly, with less reliance on traditional branch facilities, increased use of e-commerce channels, and demand for universal bankers and other relationship managers who can service multiple product lines. The Company has an ongoing process for evaluating the profitability of its branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships. The Company competes with larger financial institutions who are rapidly evolving their service channels and escalating the costs of evolving the service process.

The Company is subject to a variety of operational risks, including reputational risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect the Company’s business and results of operations.
The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. If personal, non-public, confidential, or proprietary information of customers in the Company's possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage, and financial loss.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (i.e., computer viruses or electrical or telecommunications outages, natural disaster, disease pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that the Company's vendors' business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate (i.e., by requiring the Company to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage, and regulatory intervention.

Goodwill from acquisitions could become impaired.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the balance sheet as goodwill, by the acquirer. A significant decline in expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require the Company to record charges in the future related to the impairment of goodwill. If the Company concludes that a future write-down is necessary, the impact could have an adverse affect on financial condition and results of operations

The Company may be unable to attract and retain key personnel.
The Company’s success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and the Company and its subsidiaries may not be able to hire or retain the key personnel that it depends upon for success. In addition, the Bank’s rural geographic marketplace, combined with relatively expensive real estate purchase prices within the area of the Bank’s principal office location in Bar Harbor, Maine, create additional risks for the Company and the Bank’s ability to attract and retain key personnel. The unexpected loss of services of one or more of key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the markets in which the Company operates, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact the Company’s business and the business of its customers.
Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In particular, such events may have a particularly negative impact upon the business of customers who are engaged in the hospitality and natural resource dependent industries in the Company's market area, which could have a direct negative impact on the Company’s business and results of operations.

Regulatory Risk Factors

The Company is subject to extensive government regulation and supervision, which may interfere with the ability to conduct business and may negatively impact financial results.
The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase costs of operations and adversely impact earnings.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse affect on the Company's business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside the Company’s control, and on its financial performance. Accordingly, there is no assurance of the Company’s ability to raise additional capital if needed or on acceptable terms.  If the Company cannot raise additional capital when needed, or on reasonable terms, it may have a material adverse affect on its financial condition and results of operations.

The Company is subject to possible claims and litigation pertaining to fiduciary responsibilities.
From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company's performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect the market perception of the Company and products and services as well as impact customer demand for products and services.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact the Company's financial statements.
Federal, state, and local tax authorities may change tax laws and regulations, which could result in a decrease or increase to net deferred tax assets. In December 2017, the Company recognized a write-down of $4.0 million in net deferred tax assets in connection with the adoption of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Federal, state, and local tax authorities may interpret tax laws and regulations differently and challenge tax positions that the Company has taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse affect on results.

The Company’s access to funds from subsidiaries may be restricted.
Bar Harbor Bankshares is a separate and distinct legal entity from the Bank and non-banking subsidiaries. Bar Harbor Bankshares depends on dividends, distributions and other payments from its banking and non-banking subsidiaries to fund dividend payments on its common stock and to fund all payments on its other obligations. The Company’s subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Bar Harbor Bankshares, which could impede access to funds it needs to make payments on its obligations or dividend payments.

A new accounting standard may require us to increase the allowance for loan losses.
The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, which will be effective for the Company for the first quarter of the year ending December 31, 2020. This standard, often referred to as CECL requires companies to recognize an allowance for credit losses using a new current expected credit loss model. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements. Any increase in the allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse affect on the Company's financial condition and results of operations.

The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title.
In the course of business, the Bank may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and restoration costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The cost associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

ITEM 2. PROPERTIES

The Company’s principal executive offices and one branch are in a building owned by the Company located at 82 Main Street, Bar Harbor, Maine. The Bank provides full-banking services at an additional 48 locations throughout Maine, New Hampshire and Vermont of which 30 are owned and 18 are leased. The Bank also has two stand-alone drive-up windows in New Hampshire and one in Vermont. In addition to banking offices, the Company also has an Operations Center located in Ellsworth, Maine, that houses the Company’s operations and data processing centers, as well as leased space in Hampden, Maine and Bedford, New Hampshire, where back office support for multiple lines of business and related functions are located. In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company may become involved in legal proceedings or may be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol "BHB". As of March 8, 2019, there were 15,523,628 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,616 shareholders of record, as obtained through the Company’s transfer agent.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the year ended December 31, 2018.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares' cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite index, and the SNL Bank $1B to $5B Index. The graph tracks the performance of a $100 investment in the Company's common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Bar Harbor Bankshares	100.00	124.18	137.60	195.35	171.80	146.72
NYSE American Composite Index	100.00	103.76	94.00	104.00	123.29	108.79
SNL Bank $1B - $5B Index	100.00	104.56	117.04	168.38	179.51	157.27

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the Consolidated Financial Statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(in millions, except ratios and per share data)	2018	2017	2016	2015	2014
Financial Condition Data:
Total assets	$3,608	$3,565	$1,755	$1,580	$1,459
Total earning assets(1)	3,263	3,244	1,683	1,517	1,411
Total investments	761	755	554	526	492
Total loans	2,490	2,486	1,129	990	919
Allowance for loan losses	14	12	10	9	9
Total goodwill and intangible assets	108	108	5	5	5
Total deposits	2,483	2,352	1,050	943	858
Total borrowings	724	830	537	475	447
Total shareholders' equity	371	355	157	154	146

Operating Data:
Total interest and dividend income	$127	$116	$57	$55	$54
Total interest expense	36	24	12	10	10
Net interest income	91	92	45	45	44
Non-interest income	28	26	13	9	8
Net Revenue(2)	119	118	58	54	52
Provision for loan losses	3	3	1	2	2
Total non-interest expense	75	72	36	31	29
Income tax expense(3)	8	17	6	6	6
Net income	33	27	15	15	15

Ratios and Other Data:
Per Common Share Data
Basic earnings	$2.13	$1.71	$1.65	$1.69	$1.64
Diluted earnings	2.12	1.70	1.63	1.67	1.63
Total book value	23.87	22.96	17.19	17.10	16.40
Dividends	0.79	0.75	0.73	0.67	0.60
Common stock price:
High	30.95	33.41	33.25	25.32	21.91
Low	21.25	25.09	19.69	19.31	16.01
Close	22.43	27.01	31.55	22.95	21.33

Weighted average common shares outstanding:
Basic	15,488	15,184	9,069	8,970	8,890
Diluted	15,564	15,290	9,143	9,090	8,964

	At or For the Years Ended December 31,
(in millions, except ratios and per share data)	2018	2017	2016	2015	2014
Performance Ratios:(4)
Return on assets	0.93%	0.75%	0.89%	0.98%	1.03%
Return on equity	9.22	7.41	9.21	10.01	10.69
Interest rate spread	2.68	2.99	2.86	3.09	3.23
Net interest margin (fully taxable equivalent)	2.87	3.10	2.96	3.19	3.33
Dividend payout ratio	36.99	44.26	44.04	39.86	36.69

Growth Ratios:
Total commercial loans	1.41%	23.83%	9.24%	11.21%	0.04%
Total loans	0.19	13.14	14.04	7.73	7.76
Total deposits	5.58	14.39	11.40	9.88	2.68

Asset Quality and Condition Ratios:
Non-performing loans/total loans	0.73%	0.58%	0.58%	0.71%	1.34%
Net charge-offs/average loans	0.05	0.04	—	0.14	0.15
Allowance for loan losses/total loans(5)	0.56	0.50	0.92	0.95	0.98
Loans/deposits	100.28	105.68	107.50	105.02	107.11

Capital Ratios:
Tier 1 capital to average assets - Company	8.53%	8.10%	8.94%	9.37%	9.30%
Tier 1 capital to risk-weighted assets - Company	12.68	12.19	15.01	15.55	15.60
Tier 1 capital to average assets - Bank	8.74	8.58	9.06	9.49	9.40
Tier 1 capital to risk-weighted assets - Bank	12.99	12.92	15.20	15.77	15.77
Shareholders equity to total assets	10.27	9.95	8.93	9.76	10.02
______________________________________

(1)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

(2)	Net revenue is defined as net interest income plus non-interest income.

(3)
In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, and the Company recognized a $4.0 million write-down of its deferred tax assets and liabilities upon revaluation using the lower federal corporate income tax rate of 21.0%

(4)	All performance ratios are based on average balance sheet amounts.

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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	2018			2017			2016
(in millions, except ratios)	Average Balance	Interest(3)	Average Yield/Rate (3)	Average Balance	Interest(3)	Average Yield/Rate (3)	Average Balance	Interest(3)	Average Yield/Rate (3)
Assets
Commercial real estate	$829.5	$37.8	4.56%	$774.4	$32.9	4.24%	$410.7	$15.2	3.71%
Commercial and industrial	389.7	17.8	4.57	336.7	15.9	4.73	138.5	5.6	4.03
Residential real estate	1,132.8	43.6	3.85	1,158.6	43.9	3.79	450.6	18.3	4.06
Consumer	118.4	5.6	4.73	126.8	5.5	4.34	54.9	2.8	5.10
Total loans (1)	2,470.5	104.8	4.24	2,396.5	98.2	4.10	1,054.7	41.9	3.97
Securities and other (2)	762.1	24.6	3.23	757.4	23.5	3.10	546.7	17.7	3.24
Total earning assets	3,232.6	129.4	4.00%	3,153.9	121.7	3.86%	1,601.4	59.6	3.72%
Cash and due from banks	58.2			66.5			5.4
Allowance for loan losses	(13.3)			(11.5)			(10.0)
Goodwill and other intangible assets	108.0			107.6			5.4
Other assets	139.5			147.5			74.7
Total assets	$3,525.0			$3,464.0			$1,676.9

Liabilities
NOW deposits	$456.6	$1.9	0.42%	$455.1	$1.1	0.25%	$161.5	$0.3	0.20%
Savings deposits	354.5	0.6	0.17	367.8	0.6	0.16	72.7	0.1	0.09
Money market deposits	281.3	2.2	0.78	300.9	1.5	0.49	240.2	1.0	0.40
Time deposits	902.5	14.8	1.64	760.5	8.1	1.07	414.4	5.3	1.29
Total interest bearing deposits	1,994.9	19.5	0.98	1,884.3	11.3	0.60	888.8	6.7	0.75
Borrowings	790.3	17.0	2.16	862.5	12.6	1.46	524.9	5.4	1.03
Total interest bearing liabilities	2,785.2	36.5	1.31%	2,746.8	23.9	0.87%	1,413.7	12.1	0.86%
Non-interest bearing demand deposits	354.5			339.3			93.8
Other liabilities	28.3			27.2			7.3
Total liabilities	3,167.9			3,113.3			1,514.8

Total shareholders' equity	357.1			350.7			162.1
Total liabilities and shareholders' equity	$3,525.0			$3,464.0			$1,676.9

Net interest income		$92.9			$97.8			$47.5
Net interest margin			2.87%			3.10%			2.96%
Net interest spread			2.68			2.99			2.86
______________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

	2018 Compared with 2017			2017 Compared with 2016
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$2,583	$2,295	$4,878	$2,444	$15,145	$17,589
Commercial and industrial(1)	(644)	2,553	1,909	1,122	9,236	10,358
Residential	655	(961)	(306)	(1,135)	26,802	25,667
Consumer	616	(486)	130	(347)	3,050	2,703
Total loans	3,210	3,401	6,611	2,084	54,233	56,317
Securities	818	323	1,141	(701)	6,488	5,787
Total interest income	$4,028	$3,724	$7,752	$1,383	$60,721	$62,104

Interest expense:
NOW	$736	$4	$740	$99	$717	$816
Savings	113	(72)	41	82	426	508
Money market	842	(98)	744	243	274	517
Time deposits	5,163	1,525	6,688	(710)	3,477	2,767
Total deposits	6,854	1,359	8,213	(286)	4,894	4,608
Borrowings	5,507	(1,067)	4,440	2,830	4,363	7,193
Total interest expense	$12,361	$292	$12,653	$2,544	$9,257	$11,801
Change in net interest income	$(8,333)	$3,432	$(4,901)	$(1,161)	$51,464	$50,303
______________________________________

(1)	Includes a lower tax equivalency adjustment due to a lower federal corporate tax rate of 21% in 2018 and 35% in 2017.

NON-GAAP FINANCIAL MEASURES

To supplement the Company's Consolidated Financial Statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, the Company monitors and considers certain non-GAAP financial measures. These measures are commonly used by management and investors as performance measures. They are not considered measures of financial performance under GAAP, and the items excluded from the measures are significant components in understanding and assessing financial performance. Each non-GAAP measure has limitations as an analytical tool, and should not be considered in isolation or as an alternative to such GAAP measures as net income, net interest income, non-interest expense or other financial statement data presented in the Company's Consolidated Financial Statements as an indicator of financial performance or liquidity. In addition, because they are not measures determined in accordance with GAAP and are susceptible to varying calculations, the non-GAAP measures presented below may not be comparable to other similarly titled measures of other banking entities.
The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, which can include securities gains/losses, acquisition costs, restructuring costs, legal settlements, and systems conversion costs. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or For The Years Ended December 31,
(in thousands, except ratios)		2018	2017	2016
GAAP net income		$32,937	$25,993	$14,933
Plus (less):
Loss (gain) on sale of securities, net		924	(19)	(4,498)
Loss on sale of premises and equipment, net		—	94	248
Loss on other real estate owned		20	—	—
Acquisition, conversion and other expenses		1,728	3,302	2,650
Income tax (expense) benefit(1)		(635)	(1,269)	560
Tax reform charge		—	3,988	—
Total adjusted income(2)	(A)	$34,974	$32,089	$13,893

GAAP net interest income	(B)	$90,883	$92,155	$45,374
Plus: Non-interest income		27,935	25,982	12,349
Total Revenue(2)		118,818	118,137	57,723
Plus (less): Loss (gain) on sale of securities, net		924	(19)	(4,498)
Total adjusted revenue(2)	(C)	$119,742	$118,118	$53,225

GAAP total non-interest expense		$75,539	$72,726	$35,935
Less: Loss on sale of premises and equipment, net		—	(94)	(248)
Less: Loss on other real estate owned		(20)	—	—
Less: Acquisition, conversion and other expenses		(1,728)	(3,302)	(2,650)
Adjusted non-interest expense(2)	(D)	$73,791	$69,330	$33,037

(in millions)
Average earning assets	(E)	$3,238	$3,154	$1,601
Average assets	(F)	3,525	3,464	1,677
Average shareholders' equity	(G)	357	351	162
Average tangible shareholders' equity(2)(3)	(H)	249	243	157
Tangible shareholders' equity, period-end(2)(3)	(I)	263	246	151
Tangible assets, period-end(2)(3)	(J)	3,501	3,457	1,750

(in thousands)
Common shares outstanding, period-end	(K)	15,523	15,443	9,116
Average diluted shares outstanding	(L)	15,564	15,290	9,143

Adjusted earnings per share, diluted(2)	(A/L)	$2.25	$2.10	$1.52
Tangible book value per share, period-end(2)	(I/K)	16.94	15.94	16.61
Securities adjustment, net of tax(2)(4)	(M)	(8,663)	1,711	(2,125)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	17.50	15.83	16.84
Tangible shareholders' equity/tangible assets(2)	(I/J)	7.51	7.12	8.65

		At or For The Years Ended December 31,
(in thousands, except ratios)		2018	2017	2016
Performance ratios
GAAP return on assets		0.93%	0.75%	0.89%
Adjusted return on assets(2)	(A/F)	0.99	0.93	0.83
GAAP return on equity		9.22	7.41	9.21
Adjusted return on equity(2)	(A/G)	9.79	9.15	8.57
Adjusted return on tangible equity(2)(3)(5)	(A/H)	14.29	13.40	8.90
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	59.27	55.44	58.90
Net interest margin(2)	(B+P)/E	2.87	3.10	2.96

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$2,554	$4,391	$2,470
Franchise taxes included in non-interest expense	(O)	479	599	140
Tax equivalent adjustment for net interest margin	(P)	1,986	5,615	2,093
Intangible amortization	(Q)	828	812	92
______________________________________

(1)	Assumes a marginal tax rate of 23.78% in 2018, 37.57% in 2017 and 35.00% in 2016.

(2)	Non-GAAP financial measure.

(3)
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

(5)
Adjusted return on tangible equity is computed by dividing the total core income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 23.78% in 2018, 37.57% in 2017 and 35.00% in 2016, by tangible equity.

(6)	Efficiency ratio is computed by dividing adjusted non-interest expense by the sum of net interest income on a fully taxable equivalent basis and adjusted non-interest income.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes contained in this Annual Report on Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements in this Annual Report on Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company estimates are based on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Acquired Loans: Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. The Company continues to reevaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired. For collateral-dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

Income Taxes: Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and future reversals of existing taxable temporary differences. A valuation allowance would be established for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made.

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

Determination of Other-Than-Temporary Impairment of Securities: The Company evaluates debt and equity securities within the Company's available for sale for other-than-temporary impairment ("OTTI"), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit-related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

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

SUMMARY

Bar Harbor Bankshares recorded 2018 net income of $32.9 million or $2.12 per share, a 27% increase compared to $26.0 million or $1.70 per share in 2017. The Company improved its key performance metrics in every consecutive quarter in 2018 while focusing on profitable organic growth by continuing to strengthen community and customer relationships.

Return on assets in 2018 was 0.93% as compared to 0.75% in 2017, while adjusted return on assets (non-GAAP measure) improved to 0.99% in 2018 from 0.93% in 2017. In a similar trend, return on equity was 9.22% for 2018 compared to 7.41% in 2017 and adjusted return on equity (non-GAAP measure) improved to 9.79% in 2018 from 9.15% in 2017. Credit quality remains strong with a ratio of net charge-offs to average loans of 0.05% in 2018 compared to 0.04% in 2017.

In December 2018, the Company opened a new branch in Manchester, New Hampshire and a commercial loan office in Portland, Maine. The new branch has already attracted market share given its anticipated arrival and the new commercial loan production office is expected to generate more opportunities for loan growth and fee income, including but not limited to customer loan derivatives. The Company also announced plans to further expand into Bedford, New Hampshire and Belfast, Maine during 2019. These additional markets are viewed by the Company as providing great opportunity to further grow its franchise while serving existing communities. Additionally, strategic recruits were hired in 2018 to complement existing teams. This foundation of talent is expected to drive revenue as the Company’s grows across its New England footprint.

In 2018, the Company rolled out an expanded Treasury Management platform, which contributed to overall growth in loans and deposits and helped to drive the loan to deposit ratio to 100% at year-end. Given the volatile interest rate environment, active balance sheet management was prevalent in 2018. The Company continues to diligently explore various balance sheet strategies to efficiently use capital and enhance shareholder returns.

Total assets were $3.6 billion in 2018, increasing $43.3 million from 2017. Loans totaled $2.5 billion, increasing $4.6 million from 2017 primarily due to commercial and industrial loans which grew at a rate of 5.4%. Deposits were $2.5 billion at the end of 2018, increasing 5.6% from 2017 with growth in about equal parts of non-maturity and time deposits.

Shareholders’ equity increased by 4.5% to $370.6 million in 2018 from $354.6 million in 2017. The Company continued to build shareholder value in 2018 with strong risk-based capital ratios and increasing tangible book value per share excluding security adjustments (non-GAAP measure) by 11% to $17.50 per share. The Company increased dividends to $0.79 per share in 2018 from $0.75 per share in 2017.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2018 AND 2017

Summary
In managing its asset portfolios, the Company utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Company’s primary earning assets with additional capacity invested in money market instruments. Net interest income from these products is the Company’s primary source of revenue. Funding of the Company’s earning assets is achieved through its management of liabilities, attempting to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. The Company’s objective is to optimize its balance sheet position and to enhance profitability through strategies promising sufficient reward for understood and controlled risk. The Company believes it maintains adequate liquidity under both prevailing and forecasted economic conditions, with an efficient and appropriate mix of core deposits, brokered deposits, and borrowed funds.

Securities
The Company maintains a relatively high quality and liquid security portfolio consisting of mortgage-backed securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and, to a much lesser extent, other non-agency, and private-label issuers. The securities portfolio also includes obligations of state and political subdivisions thereof, as well as corporate bonds. Each investment is evaluated from a return on equity and interest rate risk perspective under policy guidelines established by the Company’s Board of Directors. The yield and duration of each security are given careful consideration to the current interest rate environment. Overall, management has positioned the portfolio to provide flexibility in reacting to asset and liability changes as they arise. Included in the Company’s total securities is FHLB stock which is a non-marketable equity security and, therefore, is reported at cost.

Securities available for sale in 2018 increased $8.6 million to $725.8 million from $717.2 million in 2017. As part of its ongoing balance sheet optimization strategy, the Company completed the sale of approximately $30.0 million of its lower yielding securities available-for-sale. The weighted average yield on the securities sold was 2.36% with an estimated duration of 3.2 years. Proceeds from the sales were reinvested in debt securities issued by U.S. government agencies at a weighted average yield of 5.30% with an estimated duration of 0.4 years.

In total, securities purchased were $146.8 million during 2018 and included $119.1 million of mortgage-backed securities guaranteed by US Government agency and US Government-sponsored enterprises and $27.7 million of corporate bonds. The increase was primarily offset by $95.6 million of maturities, calls, and pay-downs of amortizing securities and sale of $30.0 million in mortgage-backed securities. While the securities sale generated a $924 thousand realized loss, the mark-to-market on these securities had already been recognized in other comprehensive income thus resulting in no impact to tangible book value.

The weighted average yield on the Company’s securities portfolio was 3.23% in 2018 compared to 3.10% in prior year. The weighted average life of the securities portfolio at December 31, 2018 was estimated to be 5.2 years, with a duration of approximately 3.9 years. These metrics compare with an estimated weighted average life of 5.1 years, with a duration of approximately 4.0 years for the portfolio at December 31, 2017.

Loans
The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans include multi-family, commercial construction and land, and other commercial real estate classes. Commercial and industrial loans include loans to commercial businesses, agricultural and tax exempt loans. Residential real estate loans consist of mortgages for 1-4 family housing. Consumer loans include home equity loans and lines of credit, auto and other installment lending.

At December 31, 2018, total loans were $2.5 billion with commercial loans comprising 49.4% of the total loan portfolio and residential real estate mortgage loans comprising 46.0% of total loans, remaining consistent with 2017. The remaining loan portfolio consists of consumer, home equity and tax exempt loans. Total commercial loans had a 1.41% growth rate led mostly by commercial and industrial loans which grew at a rate of 5.4%. The increase in commercial and industrial loans was influenced by the launch of a treasury management platform in 2018.

Allowance for loan losses
The determination of the allowance for loan losses is a critical accounting estimate. The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. General allowances for loan losses account for the risk and estimated loss inherent in certain pools of homogeneous loans within the loan portfolio. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. An allowance for loan loss is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date.

During 2018, the allowance for loan losses increased $1.5 million to $13.9 million, largely as a result of the increase in business activity loans offset by lower net charge-off activity reflecting stable asset quality. The ratio of net charge-offs to total loans remain near zero at 0.05% in 2018 and 0.04% in 2017. The allowance to total loans ratio increased to 0.56% in 2018 from 0.50% in 2017, reflecting adequate coverage for future net charge-offs.

The credit risk of the Company’s loan portfolio is managed through loan officer authorities, loan policy, and oversight from the Company’s Chief Credit Officer, the Company's Management Loan Committee, the Directors’ Loan Committee and the Company's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review consulting firm, which reports to the Audit Committee of the Board of Directors. The Company applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” The credit risk profile of the Company’s loan portfolio is described in Note 4 - Allowance for Loan Losses of the Consolidated Financial Statements.

Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain current and retired employees who have provided positive consent allowing the Company to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value of the BOLI is included on the Company’s consolidated balance sheet.

At December 31, 2018, the cash surrender value of BOLI amounted to $73.8 million, compared with $58.0 million at the end of 2017. The increase in BOLI was primarily the result of $14.0 million in purchases of new policies in the second half of 2018.

Deposits
Historically, the Company's deposit market area exhibits some seasonality, with lower deposits in the winter and spring months and higher deposits in the summer and autumn months.

Total deposits increased to $2.5 billion in 2018 compared to $2.4 billion in 2017 with growth of $131 million. Core deposits remain the primary funding source for loan growth with FHLB borrowings supplementing funding needs. Deposit growth for 2018 was 5.6% with non-maturity deposits growing 4.4%. Excluding the impact of acquired balances, total deposits increased 14.4% in 2017. Non-maturity deposits saw the largest growth in non-interest bearing demand deposits and interest bearing money market deposits of 6.3% and 10.0% respectively. The Company improved its loan-to-deposit ratio to 100% at December 31, 2018 from 106% at December 31, 2017, which helped to mitigate the overall rising cost of funds.

Borrowings
Borrowed funds provide a means to help manage balance sheet interest rate risk, given the Company’s ability to select desired amounts, terms and maturities on a daily basis. These borrowed funds principally consist of advances from the FHLB and, to a lesser extent, securities sold under agreements to repurchase, Federal funds purchased and borrowings from the FRB Boston. Advances from the FHLB are secured by stock in the FHLB, investment securities, certain commercial real estate loans, and blanket liens on qualifying mortgage loans and home equity loans.

At December 31, 2018 total borrowings were $723.8 million with a weighted average rate of 2.56% at year-end. Overall borrowing decreased 13% from year-end 2017 due to deposit growth.

Stockholders’ Equity
Total equity increased by $15.9 million, or 4.5%, during 2018. The increase reflects strong earnings of $32.9 million, net issuance of stock based compensation of $2.0 million offset by treasury shares of $300 thousand, implementation of revenue recognition of $200 thousand offset by dividends of $12.2 million and an increase in other accumulated comprehensive losses of $6.3 million.

The Company evaluates changes in tangible book value, a non-GAAP financial measure that is a commonly used valuation metric in the investment community, which parallels some regulatory capital measures. Tangible book value per share was $16.94 at year end 2018 compared to $15.94 at year end 2017. Lower long-term rates had a positive impact on the fair value adjustment to the Company’s securities portfolio recorded in accumulated other comprehensive income. Excluding the impact of security fair value adjustments, tangible book value per share (non-GAAP measure) was $17.50 for 2018, compared to $15.83 in 2017, representing a 11% increase.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 13 - Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

Stock Repurchase Plan
In August 2008, the Company’s Board of Directors approved a 24 month program to repurchase up to 675,000 shares of the Company’s common stock. The Company’s Board of Directors authorized the continuance of this program for additional 24 month periods in August 2010, 2012 and 2014. On August 16, 2017, the Company’s Board of Directors authorized the continuance of this program through August 17, 2018.

As of August 17, 2018, the Company had repurchased 281,192 shares of stock under this plan, at a total cost of $4.07 million and an average price of $14.48 per share. During 2018, the Company repurchased 10,899 shares under the plan, at a total cost of $324 thousand and an average price of $29.78. The Company records repurchased shares as treasury stock.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2018, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $12.2 million compared with $11.5 million in 2017. The Company’s 2018 dividend payout ratio amounted to 37.0% in 2018, compared with 44.3% in 2017. The decrease is due to higher acquisition, conversion and other expenses in 2017 that lowered net income in that year. The total cash dividends paid in 2018 amounted to $0.79 per common share of common stock, compared with $0.75 in 2017, representing an increase of $0.04 per share, or 5.3%.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Summary
Net income in 2018 was $32.9 million, up 27% compared to $26.0 million in 2017. Adjusted income increased to $35.0 million in 2018, up 9% from $32.1 million in 2017. The increase in net income reflects the positive organic growth during 2018.

Net Interest Income
Net interest income is the principal component of the Company’s income stream and represents the difference or spread between interest generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in market interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income.

Net interest income decreased year-over-year by $1.3 million to $90.9 million on a higher cost of funds while interest income increased 9.8% to $11.4 million as yields on earning assets expanded. Interest income increases are being driven by a focus on variable rate loan origination and shifts in the securities portfolio. These increases are partially offset by a lower tax equivalency adjustment from a lower 2018 federal tax rate and a lower contribution from purchased loan accretion. The Company executed an investment remix strategy in the fourth quarter of 2018 which is expected to be accretive starting in 2019 and improve overall liquidity and interest rate risk position. Net interest margin in 2018 decreased to 2.87% from 3.10% in 2017. Interest expense increases are being driven by short-term interest rate hikes through 2018, strategies continue to be implemented to shift funding mix and term to secure the Company's longer-term net interest margin goals and funding requirements. Excluding purchased loan accretion, net interest margin in 2018 was 2.76%.

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

The provision for loan losses in 2018 remained consistent with 2017 at $2.8 million. The amount of the provision exceeded net charge-offs in all periods shown, as the amount of the allowance has risen gradually based on loan portfolio growth and offset in part by the ongoing improvement in loan performance and credit quality. The ratio of the allowance for loan losses to totals loans increased to 0.56% in 2018 from 0.50% in 2017.

Non-Interest Income
Non-interest income for 2018 increased to $27.9 million from $26.0 million in 2017. Income in 2018 included $2.1 million from the sale of Visa Class B shares, customer loan derivative income of $860 thousand, and an increase in customer service fees of $1.0 million. Income in 2018 was offset by a loss on security sales of $924 thousand and 2017 included a decrease of $1.1 million from insurance brokerage income after the sale of the business line in 2017. Other areas of non-interest income remained consistent year over year, which includes trust and investment management fee income and bank-owned life insurance income. Customer loan derivative income of $860 thousand resulted from fees earned in helping commercial customers to facilitate risk management strategies. The Company mitigates the risk by entering into equal and offsetting loan swap arrangements with highly rated third party financial institutions.

Income from customer service fees increased to $9.5 million in 2018 from $8.5 million in 2017. Customer service fees are principally derived from debit card interchange fees and customer deposit fees. The Company earns interchange fees from transaction fees that merchants pay whenever a customer uses a debit card to make a purchase. Customer deposit fees are earned from a variety of deposit accounts with a range of interest rates, fee schedules and other terms, which are designed to meet the customer's financial needs. Additional depositor related services provided to customers include ATMs, bank remote deposit capture, ACH origination, and wire transfers-by-phone, internet banking, internet bill pay, mobile banking, and other cash management services.

Trust and investment management fee income represented 43% of total non-interest income in 2018 compared to 47% in 2017 due to the increase in customer service fees. Income from trust and investment management fees are principally derived from fee income through a range of fiduciary services including trust and estate administration, wealth advisory services, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. Revenue from financial services is derived from retail brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

Non-Interest Expense
Non-interest expense increased to $75.5 million from $72.7 million in 2017. Full time equivalent staff totaled 445 at the end of 2018 compared with 423 at the end of 2017, and increase of 5.2%. Salary and benefit expense increased proportionally to the amount of new hires and was offset by the revaluation of post-retirement liabilities at lower year-end discount rates. Acquisition, conversion and other expenses totaled $1.7 million in 2018 compared to $3.3 million in 2017. The charges in 2018 relate to debit card conversion from VISA to Mastercard and preliminary trust system conversion costs. In addition, there was a net benefit of $2.6 million in 2017, which reflected a gain on the sale of the Company’s insurance subsidiary offset by other one-time charges. Other non-interest expenses increased to $14.9 million in 2018 from $11.9 million in 2017. The increase is due to various one-time charges related to brand consolidation and upgrades around the Company’s automated teller machines and associated write-offs.

Income Tax Expense
The effective tax rate was 18.7% in 2018 compared to 39.0% in 2017. The decrease in the effective tax rate was a direct result of the Tax Cuts and Jobs Act of 2017. As previously mentioned, the tax reform resulted in a $4.0 million income tax charge in the fourth quarter of 2017 due to the revaluation of net deferred tax assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Summary
Results in 2017 include operations acquired on January 13, 2017 from a business combination. Therefore, many measures of revenue, expense, income, and average balances increased compared to prior periods. Additionally, per share measures were affected by the issuance of common shares as merger consideration.

Net income in 2017 was $26.0 million compared to $14.9 million in 2016. Adjusted income increased to $32.1 million in 2017 from $13.9 million in 2016. The improvement in results reflects operations acquired from a business combination, expanded operations and improved profitability. The Company’s profitability in 2017 benefited from both a higher non-interest income as well as improved efficiency. Acquisition costs affected both years with an after-tax charge of $2.1 million in 2017 and $1.7 million in 2016. Net income in 2016 benefited from security gains totaling $2.9 million on an after-tax basis.

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

Net Interest Income
Net interest income increased year-over-year by $46.8 million to $92.2 million. The increase was driven by a $1.6 billion increase in average earning assets, which includes organic growth and the benefit of the business combination. Net interest margin increased to 3.10% in 2017 compared to 2.96% in 2016. Net interest spread increased 13 basis points mostly from the addition of acquired loans but also reflecting higher yields on commercial loans. Weighted average yields for commercial real estate and commercial and industrial loans increased to 4.24% and 4.73% in 2017 from 3.71% and 4.03% in 2016, respectively. Net interest margin in 2017 also benefited from purchased loan accretion totaling $3.7 million in the year.

Lower costs of interest-bearing deposits acquired from the business combination were offset by increased rates on FHLB advances and repurchase agreements year over year as well as acquired subordinated borrowings. For short-term advances, weighted average rates increased to 1.49% from 0.97% in 2016 while advances greater than one year showed a 13 basis point increase in weighted average rates year-over-year. Higher wholesale funding costs resulted from federal funds rate hikes. Increases in overall cost of funds are expected to have a negative impact on net interest margin in the near-term as rates increase and the Company employs strategies to mitigate the impact.

Non-Interest Income
Non-interest income for the year increased to $26.0 million in 2017 from $12.3 million in 2016. Gains from sales of securities in 2016 increased non-interest income by $4.5 million. Non-interest income in 2017, excluding gains on securities, increased $18.1 million from 2016. Revenue from trust and investment management services as well as financial services on a year-to-date basis increased $8.4 million from 2016, which is principally due to the addition of Charter Trust Company as part of the business combination. Fee income from trust, investment management and financial services represented 47% of total non-interest income in 2017 compared to 31% in 2016.

Customer service fees increased $5.8 million compared to 2016 also as a result of the acquisition given the broader customer deposit base and higher number of ATM transactions. In 2017, the Company also benefited from $1.1 million in fees from its insurance subsidiary, which was acquired from the business combination. The Company sold the insurance subsidiary in October 2017.

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

Non-Interest Expense
Non-interest expense increased to $72.7 million from $35.9 million in 2016. Salary and employee benefit costs increased by $19.8 million compared with 2016 principally due to the business combination. Full time equivalent staff totaled 423 at the end of 2017 compared with 186 at the end of 2016. Salary and employee benefit costs decreased on a quarterly basis in the second half of 2017 reflecting a positive trend of disciplined cost control and realized cost saves with the acquisition. Occupancy expenses increased $7.0 million as compared to 2016 due to the costs of operating additional branches from the business combination. Acquisition costs totaled $3.3 million in 2017 and $2.7 million in 2016. Acquisition costs in 2017 include severance, system conversion and professional costs, which were offset in part by a one-time benefit from the sale of the Company's insurance subsidiary.

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
The Company believes the existing cash and cash equivalents (including an interest-bearing deposit at the FRB Boston), securities available for sale and cash flows from operating activities will be sufficient to meet anticipated cash needs for at least the next twelve months. Future working capital needs will depend on many factors, including the rate of business and revenue growth. To the extent cash and cash equivalents, securities available for sale and cash flows from operating activities are insufficient to fund future activities, the Company may need to raise additional funds through debt arrangements or public or private debt or equity financings. The Company also may need to raise additional funds in the event it is determined in the future to effect one or more acquisitions of banks or businesses. If additional funding is required, The Company may not be able to obtain debt arrangements or to effect an equity or debt financing on terms acceptable to the Company or at all.
Capital Resources
Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2018, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Bank has capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the FRB. At December 31, 2018, the Bank’s available secured line of credit at the FRB stood at $118.6 million or 3.3% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

Contractual Obligations
The Company is a party to certain contractual obligations under which it is obligated to make future payments. These principally include borrowings from the FHLB, consisting of short-term and long-term fixed rate borrowings, and collateralized by all stock in the FHLB; a blanket lien on qualified collateral consisting primarily of loans with first and second mortgages secured by one-to-four family properties; and certain pledged investment securities. The Company has an obligation to repay all borrowings from the FHLB.

In the normal course of conducting its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third-party contracts for support services. Examples of such contractual agreements include, but are not limited to: services providing core banking systems, ATM and debit card processing, trust services software, accounting software and the leasing of T-1 telecommunication lines and other technology infrastructure supporting the Company’s network.

The following table summarizes the Company’s contractual obligations at December 31, 2018:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
FHLB Borrowings	$644,612	$611,683	$31,604	$1,000	$325
Subordinated Notes	42,973	—	—	—	42,973
Operating lease obligations	11,306	929	1,802	1,821	6,754
Purchase obligations	20,139	3,621	5,324	4,528	6,666
Total Contractual Obligations	$719,030	$616,233	$38,730	$7,349	$56,718

EFFECTS OF INFLATION

Inflation and changing prices have not had a material effect on the Company's business, and the Company does not expect that they will materially affect the business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of the Company product offerings.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors.

At December 31, 2018 and 2017, the Company’s off-balance sheet arrangements were limited to customer obligations, in the normal course of business to meet customer's financing needs. These financial arrangements include commitments to extend credit, unused or unadvanced loan funds, and letters of credit. The Company uses the same lending policies and procedures to make such commitments as it uses for other lending products. Customers' creditworthiness is evaluated on a case-by-case basis.

Commitments to originate loans, including unused or unadvanced loan funds, are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  Typically these letters of credit expire if unused; therefore the total amounts do not necessarily represent future cash requirements.

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2018 and December 31, 2017:

(in thousands)	2018	2017
Commitments to originate new loans	$20,431	$52,438
Unused funds on commercial and other lines of credit	169,063	134,408
Unadvanced funds on home equity lines of credit	110,682	108,745
Unadvanced funds on construction and real estate loans	128,569	87,915
Commercial letters of credit	1,171	928
Standby letters of credit	486	486
Total	$430,402	$384,920

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
As of December 31, 2018, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one- and two-year horizons (i.e., moderately exposed to rising interest rates).
The following table presents the changes in sensitivities for the years ended December 31, 2018 and 2017:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2018
-100	$1,471	1.7%	$603	70%
+200	(3,220)	(3.72)	(7,161)	(8.27)

At December 31, 2017
-100	$130	0.14%	$301	0.32%
+200	(3,211)	(3.44)	(7,521)	(8.07)
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
Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons as increased funding costs outpace increases in earning asset yields. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three-year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

As compared to December 31, 2017, the year-one sensitivity in the down 100 basis points scenario improved year-over-year, while the year-two sensitivity in the down 100 basis points scenario also showed further improvement.  In the year-one up 200 basis points scenario, results were modestly down versus the prior year, while year-two, up 200 basis points results were slightly more negative. On balance, the current aggregate position is consistent with the prior year’s position.
Despite a consistent albeit patient path of rate hikes, the Federal Reserve continues to maintain short-term interest rates at relatively low levels, threatening net interest income. Net interest income exposure is also significantly effected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.
The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape; prepayment speeds on loans and securities; deposit rates; pricing decisions on loans and deposits; reinvestment or replacement of asset and liability cash flows; and renegotiated loan terms with borrowers. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; the impact of interest rate changes, caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s Senior Executive Team and Board of Directors might take in responding to or anticipation of changes in interest rates, and the anticipated impact on the Bank’s net interest income.
The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the internal Asset-Liability Committee and the Bank’s Board of Directors. At December 31, 2018, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Boston, Massachusetts
March 12, 2019

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$35,208	$34,262
Interest-bearing deposit with the Federal Reserve Bank	63,546	56,423
Total cash and cash equivalents	98,754	90,685
Securities available for sale, at fair value	725,837	717,242
Federal Home Loan Bank stock	35,659	38,105
Total securities	761,496	755,347
Loans:
Commercial real estate	826,699	826,746
Commercial and industrial	404,870	379,423
Residential real estate	1,144,698	1,155,682
Consumer	113,960	123,762
Total loans	2,490,227	2,485,613
Less: Allowance for loan losses	(13,866)	(12,325)
Net loans	2,476,361	2,473,288
Premises and equipment, net	48,804	47,708
Other real estate owned	2,351	122
Goodwill	100,085	100,085
Other intangible assets, net	7,459	8,383
Cash surrender value of bank-owned life insurance	73,810	57,997
Deferred tax assets, net	9,514	7,180
Other assets	29,853	24,389
Total assets	$3,608,487	$3,565,184

Liabilities
Deposits:
Demand	$370,889	$349,055
NOW	484,717	466,610
Savings	358,888	364,799
Money market	335,951	305,275
Time	932,793	866,346
Total deposits	2,483,238	2,352,085
Borrowings:
Senior	680,823	786,688
Subordinated	42,973	43,033
Total borrowings	723,796	829,721
Other liabilities	30,874	28,737
Total liabilities	3,237,908	3,210,543
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at December 31, 2018 and December 31, 2017, respectively	32,857	32,857
Additional paid-in capital	187,653	186,702
Retained earnings	166,526	144,977
Accumulated other comprehensive loss	(11,802)	(4,554)
Less: 905,201 and 985,462 shares of treasury stock at December 31, 2018 and December 31, 2017, respectively, at cost	(4,655)	(5,341)
Total shareholders’ equity	370,579	354,641
Total liabilities and shareholders’ equity	$3,608,487	$3,565,184

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Interest and dividend income
Loans	$104,015	$94,976	$41,653
Securities and other	23,436	21,093	15,834
Total interest and dividend income	127,451	116,069	57,487
Interest expense
Deposits	19,521	11,307	6,699
Borrowings	17,047	12,607	5,414
Total interest expense	36,568	23,914	12,113
Net interest income	90,883	92,155	45,374
Provision for loan losses	2,780	2,788	979
Net interest income after provision for loan losses	88,103	89,367	44,395
Non-interest income
Trust and investment management fee income	11,985	12,270	3,829
Insurance brokerage service income	—	1,097	—
Customer service fees	9,538	8,484	2,648
(Loss) gain on sales of securities, net	(924)	19	4,498
Bank-owned life insurance income	1,821	1,539	703
Other income	5,515	2,573	671
Total non-interest income	27,935	25,982	12,349
Non-interest expense
Salaries and employee benefits	40,964	39,589	19,775
Occupancy and equipment	12,386	11,061	4,610
Loss on premises and equipment, net	—	94	248
Outside services	2,408	3,000	767
Professional services	1,474	1,655	1,489
Communication	804	1,289	586
Amortization of intangible assets	828	812	92
Acquisition, conversion and other expenses	1,728	3,302	2,650
Other expenses	14,947	11,924	5,718
Total non-interest expense	75,539	72,726	35,935

Income before income taxes	40,499	42,623	20,809
Income tax expense	7,562	16,630	5,876
Net income	$32,937	$25,993	$14,933

Earnings per share:
Basic	$2.13	$1.71	$1.65
Diluted	$2.12	$1.70	$1.63

Weighted average common shares outstanding:
Basic	15,488	15,184	9,069
Diluted	15,564	15,290	9,143

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net income	$32,937	$25,993	$14,933
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available for sale	(8,563)	528	(12,059)
Changes in unrealized loss on derivative hedges	654	(838)	(272)
Changes in unrealized loss on post-retirement plans	(216)	(328)	90
Income taxes related to other comprehensive income (loss):
Changes in unrealized loss on securities available for sale	1,978	(114)	4,221
Changes in unrealized loss on derivative hedges	(168)	386	95
Changes in unrealized loss on post-retirement plans	47	138	(30)
Total other comprehensive loss	(6,268)	(228)	(7,955)
Total comprehensive income	$26,669	$25,765	$6,978

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2015	$13,577	$21,624	$122,260	$3,629	$(6,938)	$154,152
Comprehensive income:
Net income	—	—	14,933	—	—	14,933
Other comprehensive loss	—	—	—	(7,955)	—	(7,955)
Total comprehensive income	—	—	14,933	(7,955)	—	6,978
Cash dividends declared ($0.73 per share)	—	—	(6,577)	—	—	(6,577)
Treasury stock purchased (23,072 shares)	—	—	—	—	(497)	(497)
Net issuance (123,349 shares) to employee stock plans, including related tax effects	—	125	(127)	—	1,408	1,406
Recognition of stock based compensation	—	1,278	—	—	—	1,278
Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740

Comprehensive income:
Net income	—	—	25,993	—	—	25,993
Other comprehensive loss	—	—	—	(228)	—	(228)
Total comprehensive income	—	—	25,993	(228)	—	25,765
Cash dividends declared ($0.75 per share)	—	—	(11,505)	—	—	(11,505)
Acquisition of Lake Sunapee Bank Group (6,245,780 shares)	8,328	173,591	—	—	—	181,919
Treasury stock purchased (9,603 shares)	—	—	—	—	(282)	(282)
Net issuance (91,517 shares) to employee stock plans, including related tax effects	—	(222)	—	—	968	746
Three-for-two stock split	10,952	(10,968)	—	—	—	(16)
Recognition of stock based compensation	—	1,274	—	—	—	1,274
Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641

Comprehensive income:
Net income	—	—	32,937	—	—	32,937
Other comprehensive loss	—	—	—	(6,268)	—	(6,268)
Total comprehensive income	—	—	32,937	(6,268)	—	26,669
Cash dividends declared ($0.79 per share)	—	—	(12,184)	—	—	(12,184)
Treasury stock purchased (10,899 shares)	—	—	—	—	(324)	(324)
Net issuance (101,460 shares) to employee stock plans, including related tax effects	—	(395)	—	—	1,010	615
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	1,346	—	—	—	1,346
Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$32,937	$25,993	$14,933
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,780	2,788	979
Net amortization of securities	3,945	5,214	3,415
Deferred tax benefit	(443)	6,886	470
Change in unamortized net loan costs and premiums	(600)	(933)	(557)
Premises and equipment depreciation	3,704	3,553	1,551
Stock-based compensation expense	1,346	1,274	1,278
Accretion of purchase accounting entries, net	(3,512)	(3,337)	—
Amortization of other intangibles	828	812	92
Income from cash surrender value of bank-owned life insurance policies	(1,821)	(1,539)	(703)
Loss (gain) on sales of securities, net	924	(19)	(4,498)
Loss on premises and equipment, net	—	94	—
Net change in other assets and liabilities	(2,366)	(654)	(169)
Net cash provided by operating activities	37,722	40,132	16,791

Cash flows from investing activities:
Proceeds from sales of securities available for sale	29,107	1,599	66,583
Proceeds from maturities, calls and prepayments of securities available for sale	95,629	121,583	109,377
Purchases of securities available for sale	(146,763)	(172,116)	(210,824)
Net change in loans	116,756	(126,828)	(10,042)
Purchase of loans	(121,914)	(18,621)	(128,951)
Purchase of Federal Home Loan Bank stock	(2,676)	(1,325)	(3,852)
Proceeds from sale of Federal Home Loan Bank stock	5,122	—	—
Purchase of premises and equipment, net	(4,793)	(3,157)	(4,296)
Purchase of bank-owned life insurance	(14,000)	—	—
Acquisitions, net of cash acquired	—	39,537	—
Net investment in tax credit limited partnerships	(585)	—	—
Proceeds from sale of other real estate owned	153	322	119
Net cash used in investing activities	(43,964)	(159,006)	(181,886)

Cash flows from financing activities:
Net increase in deposits	131,981	151,900	107,513
Net change in short-term advances from the Federal Home Loan Bank	3,246	213,593	59,700
Net change in long-term advances from the Federal Home Loan Bank	(104,528)	(153,332)	1,234
Net change in short-term other borrowings	(4,495)	(222)	871
Exercise of stock options	615	968	1,570
Purchase of treasury stock	(324)	(282)	(497)
Cash dividends paid on common stock	(12,184)	(11,505)	(6,577)
Net cash provided by financing activities	14,311	201,120	163,814

Net change in cash and cash equivalents	8,069	82,246	(1,281)
Cash and cash equivalents at beginning of year	90,685	8,439	9,720
Cash and cash equivalents at end of year	$98,754	$90,685	$8,439
(continued)
Supplemental cash flow information:
Interest paid	$36,511	$21,399	$11,944
Income taxes paid, net	9,891	9,084	6,286

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,454,076	—
Liabilities assumed	—	1,406,672	—

Other non-cash changes:
Real estate owned acquired in settlement of loans	2,380	32	—

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company” or “Bar Harbor”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such, is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include the accounts of the Company, its wholly-owned subsidiary Bar Harbor Bank & Trust (the "Bank") and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless U.S. GAAP requires otherwise.

Consolidation: The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiary, Bar Harbor Bank & Trust.  All significant inter-company balances and transactions have been eliminated in consolidation. Assets held in a fiduciary capacity are not assets of the Company, but assets of customers, and therefore, are not included in the consolidated balance sheets.

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

Use of estimates: In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment on securities, income tax estimates, reviews of goodwill for impairment, and accounting for post-retirement plans.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal Funds sold, and other short-term investments with maturities less than 90 days. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits.  The reserve requirement, included in cash and equivalents, was $15.8 million and $12.7 million at year-end 2018 and 2017, respectively.

Investment Securities: All securities held at December 31, 2018 and 2017 were classified as available-for-sale (“AFS”).  Available for sale securities primarily consist of mortgage-backed securities and obligations of state and political subdivisions there of, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to be other-than-temporarily impaired (“OTTI”) as discussed below. The Company does not have any securities classified as trading or held-to-maturity.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2018.

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
Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level-yield method over the estimated lives of the related loans.

Acquired Loans: Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the Company recognizes the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the non-accretable difference. The non-accretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. The Company evaluates quarterly whether the timing and cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For loans that do not meet the ASC 310-30 criteria, the Company accretes interest income based on the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC 450, “Contingencies” by collectively evaluating these loans for an allowance for loan loss.

Acquired loans that met the criteria for non-accrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.

Non-performing loans: Residential real estate and home equity loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if considered appropriate by management. Consumer loans are generally placed on non-accrual when reaching 90 days or more past due, or sooner if considered appropriate by management.  Secured consumer loans are written down to net realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management.

When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on the loan. The interest on non-accrual loans is accounted for using the cash-basis or cost-recovery method depending on corresponding credit risk, until qualifying for return to accrual status.  A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Impaired loans: A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments.

Factors considered by management in determining impairment include payment status and collateral value. In considering loans for evaluation of impairment, management generally excludes smaller balance, homogeneous loans; residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. These loans are collectively evaluated for risk of loss.

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premiums or discounts), impairment is recognized by establishing or adjusting an existing allocation of the allowance for loan losses, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case, interest income may be accrued or recognized on a cash basis.

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

Refer to Note 4 - Allowance for Loan Losses, for further information, including the Company’s loan loss estimation methodology.

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

Premises and Equipment: Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of the lease term or estimated useful lives of related assets; generally 25 to 39 years for premises and three to seven years for furniture and equipment. Software costs are stated at cost less accumulated depreciation within other assets on the Consolidated Statements of Condition. Amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets.

Goodwill and Identifiable Intangible Assets: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, or more frequently, if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

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

Any negative changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company’s consolidated results of operations.

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

Other Real Estate Owned: Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. If the recorded investment in the loan exceeds the property’s fair value at the time of acquisition, a charge-off is recorded against the allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other non-interest income. Subsequent decreases in the property’s fair value and operating expenses of the property are recognized through charges to other non-interest expense. The fair value of the property acquired is based on third-party appraisals, broker price opinions, recent sales activity, or a combination thereof, subject to management judgment.

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

Senior and Subordinated Borrowings: The Company's borrowings include retail and wholesale repurchase agreements, FHLB overnight and short-term borrowings, Federal Funds purchased, line of credit advances and subordinated notes. The Company is required to post collateral for certain borrowings, for which it, generally, posts loans and/or investment securities as collateral.

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

Changes in the fair value of derivative instruments that are highly effective and qualify as cash flow hedge are recorded in other comprehensive income/(loss). Any ineffective portion is recorded in earnings. For fair value hedges that are highly effective, the gain or loss on the derivative and the loss or gain on the hedged item attributable to the hedged risk are both recognized in earnings, with the differences (if any) representing hedge ineffectiveness. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Off-Balance Sheet Financial Instruments: In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused or unadvanced loan funds and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Stock Based Compensation: The Company has equity award plans that include stock option, restricted stock and performance stock, which are described more fully in Note 14 - Stock Based Compensation Plans of the Consolidated Financial Statements. The Company expenses the grant date fair value of equity awards granted.  The expense is recognized over the vesting periods of the grants.  The Company uses its treasury shares for issuing shares upon option exercises, restricted stock and performance stock vesting.

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

The Company recognizes the over-funded or under-funded status of post-retirement benefit plans as a liability on the balance sheet in other liabilities and recognizes changes in that funded status through other comprehensive income/(loss). Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income/(loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is the Company's fiscal year end.

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

Revenue Recognition: The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers." ASC 606 requires the Company to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or service. See Note 16 - Non-Interest Income of the Company's Consolidated Financial Statements for additional information on revenue recognition.

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
January 1, 2018
The Company adopted this ASU as of January 1, 2018, upon completion of an analysis to identify all revenue streams within the scope of this accounting guidance. After reviewing the related contracts as prescribed by the five steps within this ASU, one contract resulted in recognition of a $241 thousand liability with a $184 thousand impact to retained earnings net of tax. The remaining changes had no material impact on the consolidated financial statements. See Note 11 for more detail and transitional disclosures.

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
Standards Adopted in 2018 (continued)
ASU 2017-07, Compensation- Retirement Benefits
This ASU amends Topic 715, Retirement Benefits, and provides more prescriptive guidance around the presentation of net period pension and post-retirement benefit cost in the income statement. The amendment requires the service cost component be disaggregated from other components of net periodic benefit cost in the income statement.
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
January 1, 2019
The Company adopted this ASU as of March 31, 2018. The effect of the reclassification resulted in an increase to retained earnings and a decrease to accumulated other comprehensive income of $980 thousand with zero net effect on total stockholders' equity.

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
January 1, 2019
The Company plans to elect the practical expedients, allowing for existing leases to be accounted for consistent with current guidance, with the exception of balance sheet recognition for lessees. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company will use the effective date as the initial date of application. At adoption the Company expects to recognize a right-of-use asset and corresponding lease liability of $9.0 million. This estimate is based, primarily, on the present value of unpaid future minimum lease payments. Additionally, that amount is impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. Due to the limited size of the Company's leasing portfolio, many other items related to this standard don't apply, or have an immaterial impact on the Company's consolidated financial statements.

ASU 2018-11 Practical Expedients to Topic 842, Leases
ASU 2018-02 Scope Improvements for Lessors
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

ASU 2018-19, Codification Improvements to ASU 2016-13

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
ASU 2018-16, Inclusion of Overnight Financing Rate or Overnight Swap Rate as a Benchmark for Hedge Accounting
ASU 2018-07, Share Based Payment Accounting
This ASU expands the scope of Topic 718, Compensation- Stock Compensation to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Based Payments to non-employees.
January 1, 2019
Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements as the Company does not participate in these types of arrangements in the normal course of business, except for board director compensation.

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
		January 1, 2020	The Company is currently evaluating this guidance to determine any impact on the Company's consolidated financial statements.
Early adoption is permitted.
ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans.	January 1, 2021	The Company is currently evaluating this guidance to determine any impact on the Company's consolidated financial statements.
Early adoption is permitted.

NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$413,492	$904	$9,444	$404,952
US Government agency	111,938	509	1,935	110,512
Private label	20,353	113	84	20,382
Obligations of states and political subdivisions thereof	133,260	1,081	2,076	132,265
Corporate bonds	58,098	264	636	57,726
Total securities available for sale	$737,141	$2,871	$14,175	$725,837

December 31, 2017
Securities available for sale
Debt securities:
Obligations of US Government sponsored enterprises	$6,967	$5	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	447,081	1,738	5,816	443,003
US Government agency	96,357	413	1,174	95,596
Private label	529	150	5	674
Obligations of states and political subdivisions thereof	138,522	2,407	729	140,200
Corporate bonds	30,527	323	53	30,797
Total securities available for sale	$719,983	$5,036	$7,777	$717,242

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at December 31, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$425	$427
Over 1 year to 5 years	23,312	23,311
Over 5 years to 10 years	62,111	62,055
Over 10 years	105,510	104,198
Total bonds and obligations	191,358	189,991
Mortgage-backed securities	545,783	535,846
Total securities available for sale	$737,141	$725,837

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

(in thousands)	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Net
2018	$29,107	$—	$924	$(924)
2017	1,599	19	—	19
2016	66,583	4,498	—	4,498

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$155	$19,367	$9,289	$297,569	$9,444	$316,936
US Government agency	16	2,570	1,919	68,266	1,935	70,836
Private label	79	10,393	5	47	84	10,440
Obligations of states and political subdivisions thereof	43	6,784	2,033	47,930	2,076	54,714
Corporate bonds	224	11,759	412	14,460	636	26,219
Total securities available for sale	$517	$50,873	$13,658	$428,272	$14,175	$479,145

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

A summary of securities pledged as collateral for certain deposits and borrowing arrangements as of the years ended December 31, 2018 and December 31, 2017 is as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Securities pledged for deposits	$128,949	$126,649	$195,921	$194,681
Securities pledged for repurchase agreements	55,656	54,189	98,407	98,050
Securities pledged for other borrowings (1)	270,252	265,334	213,379	212,089
Total securities pledged	$454,857	$446,172	$507,707	$504,820
______________________________
(1) The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

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

In 2018, the Company sold all of its shares for a pre-tax gain of $2.1 million reflected in other income. As of December 31, 2017 the Company held 15,542 Visa Class B shares, which 11,623 were obtained through the original IPO and 3,919 were acquired through a business combination in early 2017.

Securities Impairment
As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the twelve months ended December 31, 2018, 2017 and 2016. The Company did not record any other-than-temporary impairment (“OTTI”) losses.

The following table presents the remaining amount of historical credit losses on debt securities and changes reflected in the statement of income:

	Twelve Months Ended December 31,
(in thousands)	2018	2017	2016
Estimated credit losses as of prior year-end,	$1,697	$1,697	$3,180
Reductions for securities paid off during the period	—	—	1,483
Estimated credit losses at end of the period	$1,697	$1,697	$1,697

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio, as unrealized losses are the result of changes in the interest rate environment and other market factors. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at December 31, 2018:

US Government-sponsored enterprises
451 out of the total 759 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.9% of the amortized cost of securities in unrealized loss positions.The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year. All securities are performing.

US Government agencies
117 out of the total 194 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 2.7% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year. All securities are performing.

Private-label
15 of the total 23 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
118 of the total 257 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.7% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the year. All securities are performing.

Corporate bonds
10 of the total 21 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.4% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTE 3.    LOANS

The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans include multi-family, commercial construction and land, and other commercial real estate classes. Commercial and industrial loans include loans to commercial businesses, agricultural and other loans to farmers, and tax exempt loans. Residential real estate loans consist of mortgages for 1-to-4 family housing. Consumer loans include home equity loans, auto and other installment loans.

The Company’s lending activities are principally conducted in Maine, New Hampshire, and Vermont.

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from a business combination. The following is a summary of total loans as of December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$23,754	$2,890	$26,644	$28,892	$16,781	$45,673
Other commercial real estate	555,980	244,075	800,055	505,119	275,954	781,073
Total commercial real estate	579,734	246,965	826,699	534,011	292,735	826,746

Commercial and industrial:
Other Commercial	234,757	52,470	287,227	198,051	68,069	266,120
Agricultural	22,317	—	22,317	27,588	—	27,588
Tax exempt	56,588	38,738	95,326	42,365	43,350	85,715
Total commercial and industrial	313,662	91,208	404,870	268,004	111,419	379,423

Total commercial loans	893,396	338,173	1,231,569	802,015	404,154	1,206,169

Residential real estate:
Residential mortgages	670,189	474,509	1,144,698	591,411	564,271	1,155,682
Total residential real estate	670,189	474,509	1,144,698	591,411	564,271	1,155,682

Consumer:
Home equity	57,898	45,291	103,189	51,376	62,217	113,593
Other consumer	9,414	1,357	10,771	7,828	2,341	10,169
Total consumer	67,312	46,648	113,960	59,204	64,558	123,762

Total loans	$1,630,897	$859,330	$2,490,227	$1,452,630	$1,032,983	$2,485,613

Total unamortized net premiums included in the year-end total for business activity loans were the following at December 31, 2018 and December 31, 2017:

(in thousands)	2018	2017
Unamortized net loan origination costs	$3,064	$2,445
Unamortized net premium on purchased loans	(127)	(123)
Total unamortized net costs and premiums	$2,937	$2,322

For the year ended December 31, 2018, the Company had pledged loans with a collateral value totaling $96.3 million to the Federal Reserve Bank of Boston for certain borrowing arrangements. The Company also pledged residential first mortgage loans, home equity loans and certain commercial loans with collateral value totaling $986.2 million for FHLB borrowings for the year ended December 31, 2018. (See Note 8 - Borrowed Funds of the Company's Consolidated Financial Statements.)
The carrying amount of the acquired loans at December 31, 2018 totaled $859.3 million. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $10.1 million (and a note balance of $14.0 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $849.2 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Twelve Months Ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$3,509	$—
Acquisitions	—	3,398
Reclassification from nonaccretable difference for loans with improved cash flows	2,240	1,925
Changes in expected cash flows that do not affect the nonaccretable difference	—	—
Reclassification to TDR	(30)	—
Accretion	(1,342)	(1,814)
Balance at end of period	$4,377	$3,509

The following is a summary of past due loans at December 31, 2018 and December 31, 2017:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$23,754	$23,754	$—
Other commercial real estate	1,146	—	6,725	7,871	548,109	555,980	—
Total commercial real estate	1,146	—	6,725	7,871	571,863	579,734	—

Commercial and industrial:
Other Commercial	395	60	402	857	233,900	234,757	50
Agricultural	65	6	25	96	22,221	22,317	—
Tax exempt	—	—	—	—	56,588	56,588	—
Total commercial and industrial	460	66	427	953	312,709	313,662	50

Total commercial loans	1,606	66	7,152	8,824	884,572	893,396	50

Residential real estate:
Residential mortgages	3,565	641	1,309	5,515	664,674	670,189	—
Total residential real estate	3,565	641	1,309	5,515	664,674	670,189	—

Consumer:
Home equity	72	—	—	72	57,826	57,898	—
Other consumer	17	—	11	28	9,386	9,414	—
Total consumer	89	—	11	100	67,212	67,312	—

Total loans	$5,260	$707	$8,472	$14,439	$1,616,458	$1,630,897	$50

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$164	$2,890	$—
Other commercial real estate	631	99	211	941	6,143	244,075	—
Total commercial real estate	631	99	211	941	6,307	246,965	—

Commercial and industrial:
Other commercial	149	26	494	669	679	52,470	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	38,738	—
Total commercial and industrial	149	26	494	669	679	91,208	—

Total commercial loans	780	125	705	1,610	6,986	338,173	—

Residential real estate:
Residential mortgages	3,419	254	1,792	5,465	3,095	474,509	—
Total residential real estate	3,419	254	1,792	5,465	3,095	474,509	—

Consumer:
Home equity	198	—	66	264	22	45,291	7
Other consumer	17	—	—	17	3	1,357	189
Total consumer	215	—	66	281	25	46,648	196

Total loans	$4,414	$379	$2,563	$7,356	$10,106	$859,330	$196

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction and land development	$—	$—	$637	$637	$28,255	$28,892	$—
Other commercial real estate	965	1,659	5,065	7,689	497,430	505,119	119
Total commercial real estate	965	1,659	5,702	8,326	525,685	534,011	119

Commercial and industrial:
Other commercial	186	329	702	1,217	196,834	198,051	21
Agricultural	42	159	198	399	27,189	27,588	155
Tax exempt	—	—	—	—	42,365	42,365	—
Total commercial and industrial	228	488	900	1,616	266,388	268,004	176

Total commercial loans	1,193	2,147	6,602	9,942	792,073	802,015	295

Residential real estate:
Residential mortgages	3,096	711	975	4,782	586,629	591,411	—
Total residential real estate	3,096	711	975	4,782	586,629	591,411	—

Consumer:
Home equity	515	—	199	714	50,662	51,376	199
Other consumer	36	24	—	60	7,768	7,828	—
Total consumer	551	24	199	774	58,430	59,204	199

Total loans	$4,840	$2,882	$7,776	$15,498	$1,437,132	$1,452,630	$494

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction and land development	$124	$9	$—	$133	$258	$16,781	$—
Other commercial real estate	278	—	411	689	8,397	275,954	—
Total commercial real estate	402	9	411	822	8,655	292,735	—

Commercial and industrial:
Other commercial	125	14	49	188	632	68,069	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	43,350	—
Total commercial and industrial	125	14	49	188	632	111,419	—

Total commercial loans	527	23	460	1,010	9,287	404,154	—

Residential real estate:
Residential mortgages	752	388	614	1,754	3,259	564,271	—
Total residential real estate	752	388	614	1,754	3,259	564,271	—

Consumer:
Home equity	125	117	80	322	38	62,217	16
Other consumer	2	—	—	2	3	2,341	—
Total consumer	127	117	80	324	41	64,558	16

Total loans	$1,406	$528	$1,154	$3,088	$12,587	$1,032,983	$16

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$1	$—	$1	$637	$—	$637
Other commercial real estate	7,873	282	8,155	7,146	560	7,706
Total commercial real estate	7,874	282	8,156	7,783	560	8,343

Commercial and industrial:
Other commercial	1,423	643	2,066	703	463	1,166
Agricultural	265	—	265	43	—	43
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,688	643	2,331	746	463	1,209

Total commercial loans	9,562	925	10,487	8,529	1,023	9,552

Residential real estate:
Residential mortgages	4,213	2,997	7,210	3,408	858	4,266
Total residential real estate	4,213	2,997	7,210	3,408	858	4,266

Consumer:
Home equity	246	201	447	130	217	347
Other consumer	90	1	91	95	58	153
Total consumer	336	202	538	225	275	500

Total loans	$14,111	$4,124	$18,235	$12,162	$2,156	$14,318

Loans evaluated for impairment by portfolio segment as of December 31, 2018 and December 31, 2017 were as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Individually evaluated for impairment	$9,835	$1,445	$2,562	$13	$13,855
Collectively evaluated	569,899	312,217	667,627	67,299	1,617,042
Total	$579,734	$313,662	$670,189	$67,312	$1,630,897

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Individually evaluated for impairment	$188	$426	$744	$—	$1,358
Purchased credit impaired	6,307	679	3,095	25	10,106
Collectively evaluated	240,470	90,103	470,670	46,623	847,866
Total	$246,965	$91,208	$474,509	$46,648	$859,330

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Individually evaluated for impairment	$7,604	$626	$1,404	$13	$9,647
Collectively evaluated	526,407	267,378	590,007	59,191	1,442,983
Total	$534,011	$268,004	$591,411	$59,204	$1,452,630

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2017
Individually evaluated for impairment	$241	$571	$271	$63	$1,146
Purchased credit impaired	8,655	632	3,259	41	12,587
Collectively evaluated	283,839	110,216	560,741	64,454	1,019,250
Total	$292,735	$111,419	$564,271	$64,558	$1,032,983

The following is a summary of impaired loans at December 31, 2018 and December 31, 2017:
Business Activities Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	8,209	8,301	—
Other commercial	649	669	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	1,671	1,709	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	1,625	1,660	421
Other commercial	796	855	78
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	891	916	111
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	$9,835	$9,962	$422
Commercial and industrial	1,445	1,524	78
Residential real estate	2,562	2,625	111
Consumer	13	13	—
Total impaired loans	$13,855	$14,124	$611

Acquired Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	188	187	—
Other commercial	426	510	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	375	524	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—
Other commercial real estate	—	—	—
Other commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	369	379	41
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$188	$187	$—
Commercial and industrial	426	510	—
Residential real estate	744	903	41
Consumer	—	—	—
Total impaired loans	$1,358	$1,600	$41

Business Activities Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	5,896	5,903	—
Other commercial	218	217	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	1,247	1,260	—
Home equity	13	13	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$637	$2,563	$59
Other commercial real estate	1,071	1,132	388
Other commercial	408	408	3
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	157	157	9
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$7,604	$9,598	$447
Commercial and industrial	626	625	3
Residential real estate	1,404	1,417	9
Consumer	13	13	—
Total impaired loans	$9,647	$11,653	$459

Acquired Loans

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	241	352	—
Other commercial	571	584	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	271	278	—
Home equity	63	156	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—
Other commercial real estate	—	—	—
Other commercial		—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$241	$352	$—
Commercial and industrial	571	584	—
Residential real estate	271	278	—
Consumer	63	156	—
Total impaired loans	$1,146	$1,370	$—

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2018 and December 31, 2017:

Business Activities Loan

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	6,878	77	2,541	66
Other commercial	634	9	382	6
Agricultural	—	—	113	1
Tax exempt	—	—	—	—
Residential real estate	1,693	39	2,174	39
Home equity	—	—	27	—
Other consumer	—	—	53	3

With an allowance recorded:
Construction and land development	$1	$—	$637	$—
Other commercial real estate	1,140	—	735	—
Other commercial	735	—	105	1
Agricultural	—	—	—	—
Tax exempt	—	—	—	—
Residential real estate	826	9	157	5
Home equity	13	1	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$8,019	$77	$3,913	$66
Commercial and industrial	1,369	9	600	8
Residential real estate	2,519	48	2,331	44
Consumer	13	1	80	3
Total impaired loans	$11,920	$135	$6,924	$121

Acquired Loans

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	112	1	136	—
Other commercial	441	1	264	1
Agricultural	—	—	—	—
Tax exempt	—	—	—	—
Residential real estate	442	—	140	1
Home equity	—	—	58	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Other commercial	—	—	—	—
Agricultural	—	—	—	—
Tax exempt	—	—	—	—
Residential real estate	218	3	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$112	$1	$136	$—
Commercial and industrial	441	1	264	1
Residential real estate	660	3	140	1
Consumer	—	—	58	—
Total impaired loans	$1,213	$5	$598	$2

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

The following tables include the recorded investment and number of modifications identified during the twelve months ended December 31, 2018, 2017 and 2016, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Twelve Months Ended December 31, 2018
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Troubled Debt Restructurings
Construction and land development	1	$1	$1	$1
Other commercial real estate	9	1,896	1,564	153
Other commercial	7	556	486	55
Agricultural	1	167	—	—
Tax exempt	—	—	—	—
Residential mortgages	19	3,348	2,752	145
Home equity	1	100	100	—
Other consumer	3	13	11	—
Total	41	$6,081	$4,914	$354

	Twelve Months Ended December 31, 2017
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Troubled Debt Restructurings
Construction and land development	—	$—	$—	$—
Other commercial real estate	6	388	222	—
Other commercial	6	563	545	—
Agricultural	1	19	18	—
Tax exempt	—	—	—	—
Residential mortgages	3	692	670	—
Home equity	1	13	13	—
Other consumer	1	38	36	—
Total	18	$1,713	$1,504	$—

	Twelve Months Ended December 31, 2016
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Troubled Debt Restructurings
Construction and land development	—	$—	$—	$—
Other commercial real estate	6	1,459	1,354	—
Other commercial	2	38	48	—
Agricultural	3	29	44	—
Tax exempt	—	—	—	—
Residential mortgages	—	—	—	—
Home equity	—	—	—	—
Other consumer	2	11	11	9
Total	13	$1,537	$1,457	$9

The following table summarizes the types of loan concessions made for the periods presented:

	2018		2017		2016
(in thousands, except modifications)	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment
Interest rate and maturity concession	1	$16	6	$725	6	$440
Amortization and maturity concession	1	286	6	490	—	—
Amortization concession	—	—	1	94	4	981
Amortization, interest rate and maturity concession	—	—	1	36	—	—
Amortization and interest rate concession	—	—	—	—	1	9
Forbearance	3	271	—	—	—	—
Forbearance and interest only payments	6	121	—	—	—	—
Forbearance and interest rate concession	1	49	—	—	—	—
Forbearance and maturity concession	20	2,030	—	—	—	—
Maturity concession	2	440	—	—	—	—
Restructure without concession	5	1,419	—	—	—	—
Court ordered	—	—	—	—	1	1
Other	2	282	4	159	1	26
Total	41	4,914	18	1,504	13	1,457
For the twelve months ended December 31, 2018, 2017 and 2016, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Residential Mortgage Foreclosure and Other Real Estate Owned
As of December 31, 2018, the Company maintained bank-owned residential real estate property with a fair value of $2.4 million. Additionally, residential mortgage loans collateralized by real estate property that were in the process of foreclosure as of December 31, 2018 and December 31, 2017 totaled $1.5 million and $843 thousand, respectively. As of December 31, 2017, bank-owned non-residential real estate property totaling $90 thousand.

Loan Concentrations
Loan concentrations in specific industries may occasionally emerge as a result of economic conditions, changes in local demands, natural loan growth and runoff. At December 31, 2018 the largest industry concentration outside of commercial real estate was the hospitality industry which represents 9.0% or $223.0 million of the Company's total loan portfolio, compared with 9.4% or $234.6 million at December 31, 2017. There were no concentrations of loans related to any single industry in excess of 10% of total loans for 2018 or 2017.

Loans to Related Parties
In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2018 and December 31, 2017 are summarized below.

(in thousands)	2018	2017
Beginning balance	$10,487	$10,620
Changes in composition (1)	—	249
New Loans	—	1,124
Less: repayments	(2,092)	(1,506)
Ending balance	$8,395	$10,487
______________________________________
(1) Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking
The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2018 and 2017, the Company was servicing loans for participants totaling $496.5 million and $497.9 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.3 million, $1.2 million, and $28 thousand for the years ended 2018, 2017, and 2016, respectively, and is included as a component of other income within non-interest income.

Servicing rights activity during 2018 and 2017 was as follows:

	At or for the Twelve Months Ended December 31,
(in thousands)	2018	2017
Balance at beginning of year	$3,232	$5
Acquired	—	3,417
Additions	99	134
Amortization	(245)	(324)
Balance at end of year	$3,086	$3,232

Total residential loans included held for sale loans of $168 thousand and $13.4 million at December 31, 2018 and 2017, respectively. The net gains on sales of loans at December 31, 2018 and 2017 were $121 thousand and $222 thousand, respectively, and included as a component of other income within non-interest income.

NOTE 4.               ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for an estimate of probable credit losses inherent in the loan portfolio. The allowance is increased by the provision charged to operating expense and reduced by net charge-offs. Loans are charged against the allowance for loan losses when the Company believes collectability has declined to a point where there is a distinct possibility of some loss of principal and interest. While the Company uses the best information available to make the evaluation, future adjustments may be necessary if there are significant changes in conditions.

The allowance is comprised of four distinct reserve components: (1) specific reserves related to loans individually evaluated; (2) quantitative reserves related to loans collectively evaluated; (3) qualitative reserves related to loans collectively evaluated; and (4) a temporal estimate is made for incurred loss emergence period for each loan category within the collectively evaluated pools.

A summary of the methodology employed on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of the Company's allowance for loan losses is as follows:

Specific Reserve for Loans Individually Evaluated
First, the Company identifies loan relationships having aggregate balances in excess of $150 thousand with potential credit weaknesses. Such loan relationships are identified primarily through the Company's analysis of internal loan evaluations, past due loan reports, TDRs and loans adversely classified. Each loan so identified is then individually evaluated for impairment. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Substantially all impaired loans have historically been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan's underlying collateral. For such loans, the Company measures impairment based on the fair value of the loan's collateral, which is generally determined utilizing current appraisals. A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. The Company's policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral's value, in which case a new appraisal is obtained.

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

Qualitative Reserve for Loans Collectively Evaluated
Third, the Company considers the necessity to adjust the average historical net loan charge-off rates relative to each of the above two loan pools for potential risks factors that could result in actual losses deviating from prior loss experience. Such qualitative risk factors considered are: (1) lending policies and procedures, (2) business conditions, (3) volume and nature of the loan portfolio, (4) experience, ability and depth of lending management, (5) problem loan trends, (6) quality of the Company’s loan review system, (7) concentrations in the loan portfolio, (8) competition, legal, and regulatory environment and (9) collateral coverage and loan-to-value.

Loss Emergence Period for Loans Collectively Evaluated
Fourth, the general allowance related to loans collectively evaluated includes an estimate of incurred losses over an estimated loss emergence period ("LEP"). The LEP is generated utilizing a charge-off look-back analysis, which evaluates the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology establishes the approximate number of months of LEP that represents incurred losses for each loan portfolio within each portfolio segment in addition to the qualitative reserves.

Activity in the allowance for loan losses for the twelve months ended December 31, 2018, 2017 and 2016 was as follows:

Business Activities Loans	At or for the Twelve Months Ended December 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	(417)	(111)	(225)	(629)	(1,382)
Recoveries on charged-off loans	275	76	166	18	535
Provision/(releases) for loan losses	916	42	684	633	2,275
Balance at end of period	$6,811	$2,380	$3,982	$408	$13,581
Individually evaluated for impairment	422	78	111	—	611
Collectively evaluated	6,389	2,302	3,871	408	12,970
Total	$6,811	$2,380	$3,982	$408	$13,581

Acquired Loans	At or for the Twelve Months Ended December 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(136)	(166)	(158)	(65)	(525)
Recoveries on charged-off loans	43	7	—	83	133
Provision/(releases) for loan losses	169	178	176	(18)	505
Balance at end of period	$173	$35	$77	$—	$285
Individually evaluated for impairment	—	—	41	—	41
Collectively evaluated	173	35	36	—	244
Total	$173	$35	$77	$—	$285

Business Activities Loans	At or for the Twelve Months Ended December 31, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(124)	(189)	(226)	(162)	(701)
Recoveries on charged-off loans	49	11	65	18	143
Provision/(releases) for loan losses	967	599	797	(71)	2,292
Balance at end of period	$6,037	$2,373	$3,357	$386	$12,153
Individually evaluated for impairment	447	3	9	—	459
Collectively evaluated	5,590	2,370	3,348	386	11,694
Total	$6,037	$2,373	$3,357	$386	$12,153

Acquired Loans	At or for the Twelve Months Ended December 31, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	(151)	(18)	(29)	(127)	(325)
Recoveries on charged-off loans	1	—	—	—	1
Provision/(releases) for loan losses	247	34	88	127	496
Balance at end of period	$97	$16	$59	$—	$172
Individually evaluated for impairment	—	—	—	—	—
Collectively evaluated	97	16	59	—	172
Total	$97	$16	$59	$—	$172

Business Activities Loans	At or for the Twelve Months Ended December 31, 2016
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$4,430	$1,590	$2,747	$672	$9,439
Charged-off loans	(133)	(90)	(141)	(47)	(411)
Recoveries on charged-off loans	40	289	44	39	412
Provision/(releases) for loan losses	808	163	71	(63)	979
Balance at end of period	$5,145	$1,952	$2,721	$601	$10,419
Individually evaluated for impairment	193	173	49	9	424
Collectively evaluated	4,952	1,779	2,672	592	9,995
Total	$5,145	$1,952	$2,721	$601	$10,419

There were no loans meeting the definition of acquired for the twelve month period ended December 31, 2016.

Credit Quality Information

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

Special Mention: Loans the Company considers having some potential weaknesses, but are deemed to not carry levels of risk inherent in one of the subsequent categories, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which may require a higher level of supervision or internal reporting because of: (i) declining industry trends; (ii) increasing reliance on secondary sources of repayment; (iii) the poor condition of or lack of control over collateral; or (iv) failure to obtain proper documentation or any other deviations from prudent lending practices. Economic or market conditions which may, in the future, affect the obligor, may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose the Company to sufficient risks to warrant classification.

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

Doubtful: Loans the Company considers as doubtful have all of the weaknesses inherent in those loans that are classified as substandard. These loans have the added characteristic of a well-defined weakness which is inadequately protected by the current sound worth and paying capacity of borrower or of the collateral pledged, if any, and calls into question the collectability of the full balance of the loan. The possibility of loss is high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

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

The following tables present the Company’s commercial loans by risk rating at December 31, 2018 and December 31, 2017:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Grade:
Pass	$23,680	$28,180	$532,386	$483,711	$556,066	$511,891
Special mention	73	73	8,319	5,706	8,392	5,779
Substandard	—	639	13,914	15,702	13,914	16,341
Doubtful	1	—	1,361	—	1,362	—
Total	$23,754	$28,892	$555,980	$505,119	$579,734	$534,011

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Grade:
Pass	$226,353	$194,147	$21,680	$27,046	$56,588	$42,208	$304,621	$263,401
Special mention	6,730	1,933	215	63	—	157	6,945	2,153
Substandard	924	1,971	422	479	—	—	1,346	2,450
Doubtful	750	—	—	—	—	—	750	—
Total	$234,757	$198,051	$22,317	$27,588	$56,588	$42,365	$313,662	$268,004

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Performing	$665,976	$588,003	$57,652	$51,246	$9,324	$7,733	$732,952	$646,982
Non-performing	4,213	3,408	246	130	90	95	4,549	3,633
Total	$670,189	$591,411	$57,898	$51,376	$9,414	$7,828	$737,501	$650,615

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Grade:
Pass	$2,626	$16,523	$236,393	$266,477	$239,019	$283,000
Special mention	—	235	1,574	2,440	1,574	2,675
Substandard	264	23	6,009	7,037	6,273	7,060
Doubtful	—	—	99	—	99	—
Total	$2,890	$16,781	$244,075	$275,954	$246,965	$292,735

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial other		Agricultural and other loans to farmers		Tax exempt loans		Total commercial and industrial
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Grade:
Pass	$46,120	$60,300	$—	$—	$38,738	$43,350	$84,858	$103,650
Special mention	4,825	5,753	—	—	—	—	4,825	5,753
Substandard	1,222	2,016	—	—	—	—	1,222	2,016
Doubtful	303	—	—	—	—	—	303	—
Total	$52,470	$68,069	$—	$—	$38,738	$43,350	$91,208	$111,419

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Performing	$470,497	$562,516	$45,090	$62,000	$1,356	$2,283	$516,943	$626,799
Non-performing	4,012	1,755	201	217	1	58	4,214	2,030
Total	$474,509	$564,271	$45,291	$62,217	$1,357	$2,341	$521,157	$628,829

The following table summarizes information about total classified and criticized loans loans as of December 31, 2018 and December 31, 2017.

	December 31, 2018			December 31, 2017
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$14,111	$4,124	$18,235	$12,140	$2,156	$14,296
Substandard accruing	7,810	7,987	15,797	10,284	7,833	18,117
Doubtful accruing	—	—	—	—	—	—
Total classified	21,921	12,111	34,032	22,424	9,989	32,413
Special mention	15,337	6,399	21,736	7,932	8,428	16,360
Total Criticized	$37,258	$18,510	$55,768	$30,356	$18,417	$48,773

NOTE 5.    PREMISES AND EQUIPMENT

Year-end premises and equipment at December 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands, except years)	2018	2017	Estimated Useful Life
Land	$4,837	$4,849	N/A
Buildings and improvements	50,933	48,952	5 -39 years
Furniture and equipment	9,098	6,972	3 - 7 years
Premises and equipment, gross	64,868	60,773
Accumulated depreciation	(16,064)	(13,065)

Premises and equipment, net	$48,804	$47,708

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 amounted to $3.7 million, $3.5 million and $1.5 million, respectively.

NOTE 6.    GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2018 and 2017 is as follows:

(in thousands)	2018	2017
Balance at beginning of year	$100,085	$4,935
Acquisition	—	95,150
Balance at end of year	$100,085	$100,085

In 2018, the Company completed its annual goodwill impairment testing using data as of September 30, 2018. The analysis was performed at the consolidated Bank level of the Company, which is considered the smallest reporting unit carrying goodwill. The step one analysis under the guidance of ASC 350 was passed, and therefore step two of the goodwill impairment test was not performed and no goodwill impairment was recognized for the year ended December 31, 2018. No impairment was recorded in 2017 and 2016.

The components of other intangible assets in 2018 and 2017 are as follows:

	2018
(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangible (non-maturity deposits)	$8,586	$(1,878)	$6,708
Customer list and other intangibles	919	(168)	751
Total	$9,505	$(2,046)	$7,459

	2017
(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangible (non-maturity deposits)	$8,585	$(1,136)	$7,449
Customer list and other intangibles	1,016	(82)	934
Total	$9,601	$(1,218)	$8,383

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from eight and a half years to twelve years. Amortization expenses related to intangibles totaled $828 thousand in 2018, $812 thousand in 2017 and $92 thousand in 2016.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2018 is as follows:

(in thousands)	Other Intangible Assets
2019	827
2020	827
2021	742
2022	734
2023	734
and thereafter	3,595
Total other intangible assets	7,459

NOTE 7.               DEPOSITS

A summary of time deposits at December 31, 2018 and December 31, 2017 were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Time less than $100,000	$622,478	$579,856
Time $100,000 through $250,000	193,535	167,145
Time $250,000 or more	116,780	119,345
Total time deposits	$932,793	$866,346

At December 31, 2018 and December 31, 2017, the scheduled maturities by year for time deposits were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Within 1 year	$505,313	$406,295
Over 1 year to 2 years	258,176	305,895
Over 2 years to 3 years	123,337	115,878
Over 3 years to 4 years	14,494	24,459
Over 4 years to 5 years	31,353	13,685
Over 5 years	120	134
Total	$932,793	$866,346

Included in time deposits are brokered deposits of $466.9 million and $378.7 million at December 31, 2018 and December 31, 2017, respectively. Also included in time deposits are reciprocal deposits of $52.4 million and $49.7 million at December 31, 2018 and December 31, 2017, respectively.

NOTE 8.               BORROWED FUNDS

Borrowed funds at December 31, 2018 and December 31, 2017 are summarized, as follows:

	December 31, 2018		December 31, 2017
(in thousands, except ratios)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$611,683	2.47%	$608,792	1.49%
Other borrowings	36,211	1.09	40,706	0.59
Total short-term borrowings	647,894	2.39	649,498	1.43
Long-term borrowings
Advances from the FHLB	32,929	1.86	137,190	1.72
Subordinated borrowings	37,973	5.58	38,033	4.88
Junior subordinated borrowings	5,000	5.96	5,000	4.89
Total long-term borrowings	75,902	3.99	180,223	2.47
Total	$723,796	2.56%	$829,721	1.66%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with an original maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2018 and 2017.

The Bank also has capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2018, the Bank’s available secured line of credit at the FRB was $118.6 million. The Bank has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended December 31, 2018 and December 31, 2017.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at December 31, 2018 include no callable advances and $330 thousand of amortizing advances. The advances outstanding at December 31, 2017 include callable advances totaling $27.0 million, and $683.0 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of December 31, 2018 is as follows:

	December 31, 2018
(in thousands, except rates)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2019	$611,683	2.47%
2020	29,956	1.87
2021	1,648	2.34
2022	—	—
2023	1,000	—
2024 and thereafter	325	3.97
Total FHLB advances	$644,612	2.44%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million due in 2023. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At December 31, 2018 and December 31, 2017 the interest rate was 6.24% and 5.04%, respectively.

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

The Company also has $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”), which are both Connecticut statutory trusts. The Debentures were issued on March 30, 2014, carry a variable interest rate of three-month LIBOR plus 2.79%, and mature in 2034. The debt is callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into the Company’s financial statements.

NOTE 9.    EMPLOYEE BENEFIT PLANS

Pension Plans
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. The Plan was assumed in connection with a business combination in 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2018, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met. The Company did not have any defined benefit pension plans prior to 2017.

The following tables set forth information about the plan for the year ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,020	$8,642
Service cost	—	—
Interest cost	315	334
Actuarial (gain) loss	(771)	662
Benefits paid	(291)	(269)
Settlements	(264)	(349)
Projected benefit obligation at end of year	8,009	9,020

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	11,026	10,622
Expected return on plan assets	(481)	1,022
Contributions by employer	—	—
Benefits paid	(291)	(269)
Settlements	(264)	(349)
Fair value of plan assets at end of year	9,990	11,026

Overfunded status	$(1,981)	$(2,006)

Amounts recognized in consolidated balance sheet:
Other assets	$1,981	$2,006

Net periodic pension cost is comprised of the following for the year ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Interest cost	$315	$334
Expected return on plan assets	(706)	(706)
Settlement Charge	—	13
Net periodic pension benefit cost (credit)	$(391)	$(359)

(in thousands)	2018	2017
Net actuarial loss (gain)	$415	$346
Settlement charge	—	(13)
Net period pension benefit cost (credit)	(391)	(359)
Total recognized in net periodic benefit cost (credit) and other comprehensive loss (income)	$24	$(26)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2018 and 2017 are as follows:

(in thousands)	2018	2017
Net actuarial loss (gain)	$415	$346
Settlement charge	—	(13)
Prior service cost (credit)	333	—
Total accumulated other comprehensive loss (pre-tax)	$748	$333

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $573 thousand. The Company expects to make no cash contributions to the pension trust during the 2019 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2018 and 2017 were as follows:

	2018	2017
Projected benefit obligation
Discount rate	4.23%	3.56%
Net periodic pension cost
Discount rate	3.56%	4.09%
Long-term rate of return on plan assets	6.50	7.00

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

The fair value of the Plan's assets by category and level within fair value hierarchy are as follows at December 31, 2018 and 2017:

	2018
(in thousands)	Total	Level 1	Level 2
Asset Category
Equity mutual funds:
Large-cap	$1,730	$1,730	$—
Mid-cap	477	477	—
Small-cap	469	469	—
International	845	845
Fixed income funds:
Fixed-income - core plus	3,945	3,945	—
Intermediate duration	1,321	1,321	—
Common stock	506	506	—
Common/collective trusts - large-cap	469	—	469
Cash equivalents - money market	228	228	—
Total	$9,990	$9,521	$469

	2017
(in thousands)	Total	Level 1	Level 2
Asset Category
Equity mutual funds:
Large-cap	$2,143	$2,143	$—
Mid-cap	612	612	—
Small-cap	613	613	—
International	1,150	1,150
Fixed income funds:
Fixed-income - core plus	3,896	3,896	—
Intermediate duration	1,316	1,316	—
Common stock	610	610	—
Common/collective trusts - large-cap	555	—	555
Cash equivalents - money market	130	130	—
Total	$11,025	$10,470	$555

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2018 and 2017.

Estimated benefit payments under the Company's pension plan over the next 10 years at December 31, 2018 are as follows:

Year	Payments in Thousands
2019	$357
2020	383
2021	382
2022	400
2023	396
2024-2028	2,239

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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2018 and December 31, 2017:

(in thousands)	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,451	$3,670
Service cost	—	—
Interest cost	102	116
Actuarial loss/(gain)	(142)	16
Benefits paid	(378)	(351)
Projected benefit obligation at end of year	$3,033	$3,451

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	378	351
Benefits paid	(378)	(351)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$3,033	$3,451

Amounts recognized in consolidated balance sheet
Other liabilities	$3,033	$3,451

Net periodic benefit cost is comprised of the following for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Interest cost	$102	$116
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	29	21
Net periodic benefit cost	$131	$137

(in thousands)	2018	2017
Net actuarial loss (gain)	$(142)	$16
Amortization of unrecognized actuarial loss	(29)	(21)
Total recognized in net periodic benefit cost and other comprehensive loss	$(171)	$(5)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2018 and 2017 are as follows:

(in thousands)	2018	2017
Accumulated other comprehensive income at beginning of the year (pre-tax)	$585	$590
Actuarial loss (gain)	(142)	16
Amortization of actuarial loss	(29)	(21)
Accumulated other comprehensive income at end of year (pre-tax)	$414	$585

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $317 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over then next fiscal year is $15 thousand.

The principal actuarial assumptions used at December 31, 2018 and December 31, 2017 were as follows:

	2018	2017
Discount rate beginning of year	3.13%	3.31%
Discount rate end of year	3.83	3.13

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double-A Curve as of the measurement date.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2019	$378
2020	293
2021	260
2022	260
2023	260
2024-2036	2,518

401(k) Plan
The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21 ½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2018, 2017, and 2016 was $1.0 million , $970 thousand, and $439 thousand, respectively.

Other Plans
As a result of the acquisition of a business combination in 2017, the Company assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $7.3 million at December 31, 2018 and $8.1 million at December 31, 2017. Expense recorded in 2018 and 2017 under these agreements was $752 thousand and $581 thousand, respectively.

The Company also assumed split-dollar life insurance agreements with the 2017 business combination with an accrued liability of $671 thousand as of year-end at December 31, 2018 and $687 thousand at December 31, 2017. Expense recorded for the split-dollar life insurance agreements in 2018 was $57 thousand. In 2017, a net benefit of $9 thousand relating to split-dollar life insurance agreements was recognized.

NOTE 10.    INCOME TAXES

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Current:
Federal tax expense	$6,775	$8,705	$5,189
State tax expense	1,230	1,039	217
Total current tax expense	8,005	9,744	5,406

Deferred tax expense	(443)	2,898	470
Impact of federal tax reform enactment	—	3,988	—
Total income tax expense	$7,562	$16,630	$5,876

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%, 35% for years prior to 2018) to recorded income tax expense for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$8,505	21.00%	$14,918	35.00%	$7,283	35.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	908	2.24	986	2.31	141	0.68
Tax exempt interest	(1,315)	(3.25)	(2,074)	(4.87)	(1,388)	(6.67)
Federal tax credits	(125)	(0.31)	(130)	(0.3)	—	—
Officers' life insurance	(382)	(0.94)	(538)	(1.26)	(244)	(1.17)
Acquisition costs	—	—	89	0.21	289	1.39
Stock-based compensation plans	(120)	(0.30)	(241)	(0.57)	—	—
Impact of federal tax reform enactment	—	—	3,988	9.36	—	—
Other	91	0.23	(368)	(0.86)	(205)	(0.99)
Effective tax rate	$7,562	18.67%	$16,630	39.02%	$5,876	28.24%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $9.5 million at December 31, 2018 and $7.2 million at December 31, 2017.

The significant components of deferred tax assets and liabilities at December 31, 2018 and December 31, 2017 were as follows:

	2018		2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$3,085	$—	$2,729	$—
Deferred compensation	3,242	—	3,333	—
Unrealized gain or loss on securities available for sale	2,641	—	649	—
Unrealized gain or loss on derivatives	685	—	853	—
Depreciation	—	1,517	—	1,356
Deferred loan origination costs	—	725	—	655
Non-accrual interest	374	—	273	—
Branch acquisition costs and goodwill	—	784	—	737
Core deposit intangible	—	1,309	—	1,525
Acquisition fair value adjustments	3,171	—	4,000	—
Prepaid expenses	—	215	—	302
Interest rate cap premium amortization	—	257	—	276
Mortgage servicing rights	—	721	—	769
Equity compensation	335	—	297	—
Prepaid pension	—	366	—	345
Contract incentives	1,658	—	594	—
Other	217	—	417	—
Total	$15,408	$5,894	$13,145	$5,965

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.
The Company is subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire and Massachusetts. The Company is no longer subject to examination by taxing authorities for years before 2015.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The Act included several provisions affecting the Company's federal income tax expense, including the reduced federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which these items are expected to be recovered or settled. The re-measurement of the Company's net deferred tax asset resulted in additional 2017 income tax expense of $4.0 million.
Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) which addressed any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.
As of December 31, 2017 the Company's $1.4 million deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets was recorded as a provisional amount based upon reasonable estimates. The final determination of this deferred tax liability was awaiting completion of a cost segregation analysis to determine the impact of applying accelerated tax depreciation to certain building costs, including application of the Act's new provisions for 100% bonus depreciation.

Also as of December 31, 2017, the Company made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million. All of these matters were finalized in 2018 with no material impact to the Company's federal income tax expense.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Information about derivative assets and liabilities at December 31, 2018 and December 31, 2017, follows:

	December 31, 2018
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	4.1	$803
Total cash flow hedges	90,000	4.1	803

Non-hedging derivatives:
Interest rate lock commitments	957	0.1	8
Customer loan derivative liability	45,641	9.9	(1,353)
Customer loan derivative asset	45,641	9.9	1,353
Total non-hedging derivatives	92,239		8

Total	$182,239		$811

	December 31, 2017
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	5.1	$669
Total cash flow hedges	90,000		669

Economic hedges:
Forward sale commitments	20,352	0.2	(221)
Total economic hedges	20,352		(221)

Non-hedging derivatives:
Interest rate lock commitments	19,853	0.2	(1)
Total non-hedging derivatives	19,853		(1)

Total	$130,205		$447

Information about derivative assets and liabilities for December 31, 2018 and December 31, 2017, follows:

	Twelve Months Ended December 31,
(in thousands)	2018	2017
Cash flow hedges:
Interest rate cap agreements
Realized in interest expense	$(519)	$(257)

Economic hedges:
Forward commitments
Realized gain (loss) in other non-interest income	221	(77)

Non-hedging derivatives:
Interest rate lock commitments
Realized gain (loss) in other non-interest income	9	(22)

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

Non-hedging derivatives

Interest rate lock commitments
The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of residential mortgage loans that are held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s Consolidated Statements of Income. Changes in the fair value of IRLCs subsequent to inception are based on; (i) changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and (ii) changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

Customer loan derivatives
The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company is party to master netting arrangements with its financial institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $650 thousand with counterparties.

NOTE 12. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES
Customer Obligations
The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused or unadvanced loan funds, and letters of credit. The Company uses the same lending policies and procedures to make such commitments as it uses for other lending products. Customer’s creditworthiness is evaluated on a case-by-case basis.

Commitments to originate loans, including unused or unadvanced loan funds, are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require customer payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  Typically these letters of credit expire if unused; therefore the total amounts do not necessarily represent future cash requirements.

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2018 and December 31, 2017:

(in thousands)	2018	2017
Commitments to originate new loans	$20,431	$52,438
Unused funds on commercial and other lines of credit	169,063	134,408
Unadvanced funds on home equity lines of credit	106,121	108,745
Unadvanced funds on construction and real estate loans	133,130	87,915
Commercial letters of credit	1,171	928
Standby letters of credit	486	486
Total	$430,402	$384,920

Operating Lease Obligations
The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2018.

(in thousands)	Amount
2019	$929
2020	902
2021	900
2022	916
2023	905
2024 and thereafter	6,754
Total	$11,306

In connection the foregoing lease obligations, in 2018, 2017 and 2016, the Company recorded $1.1 million, $872 thousand, and $352 thousand in rent expense, respectively, which is included in occupancy and equipment expense in the Consolidated Statements of Income.

Legal Claims
Various legal claims arise from time to time in the normal course of business. As of December 31, 2018, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of the Company's business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of December 31, 2018.

NOTE 13. SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The actual and required capital ratios at December 31, 2018 and December 31, 2017 were as follows:

	2018
	Actual		Minimum Capital Requirement		Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$331,628	14.23%	$186,405	8.00%	$244,656	10.00%
Common equity tier 1 capital to risk-weighted assets	274,838	11.80	104,853	4.50	151,454	6.50
Tier 1 capital to risk-weighted assets	295,458	12.68	139,803	6.00	186,404	8.00
Tier 1 capital to average assets	295,458	8.53	138,482	4.00	173,102	5.00

Bank
Total capital to risk-weighted assets	$321,390	13.82%	$186,092	8.00%	$244,246	10.00%
Common equity tier 1 capital to risk-weighted assets	302,220	12.99	104,677	4.50	151,200	6.50
Tier 1 capital to risk-weighted assets	302,220	12.99	139,569	6.00	186,092	8.00
Tier 1 capital to average assets	302,220	8.74	138,392	4.00	172,990	5.00

	2017
	Actual		Minimum Capital Requirement		Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$307,305	13.73%	$179,047	8.00%	$234,999	10.50%
Common equity tier 1 capital to risk-weighted assets	252,096	11.26	100,714	4.50	145,476	6.50
Tier 1 capital to risk-weighted assets	272,716	12.19	134,286	6.00	179,047	8.00
Tier 1 capital to average assets	272,716	8.10	134,758	4.00	168,447	5.00

Bank
Total capital to risk-weighted assets	$306,495	13.71%	$178,868	8.00%	$234,764	10.50%
Common equity tier 1 capital to risk-weighted assets	288,906	12.92	100,613	4.50	145,331	6.50
Tier 1 capital to risk-weighted assets	288,906	12.92	134,151	6.00	178,868	8.00
Tier 1 capital to average assets	288,906	8.58	134,702	4.00	168,378	5.00

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of common equity tier 1 capital, of 2.5% of risk weighted assets, to be phased-in over three years and applied to the common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The required minimum conservation buffer began to be phased-in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017. The buffer increased to 1.875% on January 1, 2018 and will increase to 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At December 31, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well-capitalized for regulatory purposes. The capital levels of both the Company and the Bank at December 31, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss at December 31, 2018 and December 31, 2017 are as follows:

(in thousands)	2018	2017
Other accumulated comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(11,304)	$(2,741)
Net unrealized loss on derivative hedges	(2,934)	(3,604)
Net unrealized loss on post-retirement plans	(1,162)	(950)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	2,641	1,030
Net unrealized loss on derivative hedges	685	1,354
Net unrealized loss on post-retirement plans	272	357
Accumulated other comprehensive loss	$(11,802)	$(4,554)

The following table presents the components of other comprehensive income in 2018, 2017 and 2016:

	2018
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$(9,487)	$2,194	$(7,293)
Less: reclassification adjustment for gains (losses) realized in net income	(924)	216	(708)
Net unrealized gain on AFS securities	(8,563)	1,978	(6,585)

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	654	(168)	486
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	654	(168)	486

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(245)	54	(191)
Less: reclassification adjustment for gains (losses) realized in net income	(29)	7	(22)
Net unrealized loss on post-retirement plans	(216)	47	(169)
Other comprehensive loss	$(8,125)	$1,857	$(6,268)

	2017
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$545	$(121)	$424
Less: reclassification adjustment for gains (losses) realized in net income	19	(7)	12
Net unrealized loss on AFS securities	526	(114)	412

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(838)	386	(452)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(838)	386	(452)

Net unrealized loss on post-retirement plans:
Net unrealized gain arising during the period	(347)	146	(201)
Less: reclassification adjustment for gains (losses) realized in net income	(21)	8	(13)
Net unrealized gain on post-retirement plans	(326)	138	(188)
Other comprehensive loss	$(638)	$410	$(228)

	2016
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(7,561)	$2,647	$(4,914)
Less: reclassification adjustment for gains (losses) realized in net income	4,498	(1,574)	2,924
Net unrealized loss on AFS securities	(12,059)	4,221	(7,838)

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(272)	95	(177)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(272)	95	(177)

Net unrealized loss on post-retirement plans:
Net unrealized gain arising during the period	62	(20)	42
Less: reclassification adjustment for gains (losses) realized in net income	(28)	10	(18)
Net unrealized gain on post-retirement plans	90	(30)	60
Other comprehensive loss	$(12,241)	$4,286	$(7,955)

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2018, 2017 and 2016:

	2018
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive gain/(loss) before reclassifications	(7,293)	486	(191)	(6,998)
Less: amounts reclassified from accumulated other comprehensive income	(708)	—	(22)	(730)
Total other comprehensive loss	(6,585)	486	(169)	(6,268)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(8,665)	$(2,249)	$(888)	$(11,802)

	2017
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$(2,125)	$(1,798)	$(403)	$(4,326)
Other comprehensive gain/(loss) before reclassifications	424	(452)	(201)	(229)
Less: amounts reclassified from accumulated other comprehensive income	12	—	(13)	(1)
Total other comprehensive loss	412	(452)	(188)	(228)
Balance at end of period	$(1,713)	$(2,250)	$(591)	$(4,554)

	2016
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$5,713	$(1,621)	$(463)	$3,629
Other comprehensive gain/(loss) before reclassifications	(4,914)	(177)	42	(5,049)
Less: amounts reclassified from accumulated other comprehensive income	2,924	—	(18)	2,906
Total other comprehensive loss	(7,838)	(177)	60	(7,955)
Balance at end of period	$(2,125)	$(1,798)	$(403)	$(4,326)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2018, 2017 and 2016:

(in thousands)	2018	2017	2016	Affected Line Item where Net Income is Presented
Realized gains on AFS securities:
Before tax	$(924)	$19	$4,498	Non-interest income
Tax effect	216	(7)	(1,574)	Tax expense
Total reclassifications for the period	$(708)	$12	$2,924	Net of tax

(in thousands)	2018	2017	2016	Affected Line Item where Net Income is Presented
Realized loss on post-retirement plans:
Before tax	$(29)	$(21)	$(28)	Salaries and benefits
Tax effect	7	8	10	Tax benefit
Total reclassifications for the period	$(22)	$(13)	$(18)	Net of tax

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

(in thousands, except per share and share data)	2018	2017	2016
Net income	$32,937	$25,993	$14,933

Average number of basic common shares outstanding	15,487,686	15,183,615	9,068,624
Plus: dilutive effect of stock options and awards outstanding	76,778	106,795	74,029
Average number of diluted common shares outstanding	15,564,464	15,290,410	9,142,653

Anti-dilutive options excluded from earnings calculation	7,991	8,659	90,249

Earnings per share:
Basic	$2.13	$1.71	$1.65
Diluted	$2.12	$1.70	$1.63

NOTE 14.    STOCK BASED COMPENSATION PLANS

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

On May 19, 2009, the shareholders of the Company approved the adoption of the 2009 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2009 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2009 Plan over the 10 year period in which the plan will be in place is 393,750 shares of common stock, provided that no more than 168,750 shares of such stock can be awarded in the form of restricted stock or restricted stock units, as further described in the 2009 Plan. The 2009 Plan is administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2009 Plan, subject to the discretion of the administrator and the terms of the 2009 Plan. The maximum stock award granted to one individual may not exceed 45,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.  No grants were made after May 18, 2015 pursuant to this plan.

On May 19, 2015, the shareholders of the Company approved the adoption of the 2015 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2015 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2015 Plan over the 10 year period in which the plan will be in place is 420,000 shares of common stock. The 2015 Plan is administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan, subject to the discretion of the administrator and the terms of the 2015 Plan. The maximum stock award granted to one individual may not exceed 30,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year. According to the 2015 Plan no shares shall be granted after May 19, 2019. As of December 31, 2018, there were 117,134 shares available for grant under this plan.

In April of 2013, the Board of Directors approved a Long Term Incentive Program for senior management members. The program is designed to be made up of a series of three year rolling plans utilizing the shares made available through the approved equity plans. Grants may be given in time vested restricted stock awards, time vested restricted stock units or performance vested restricted stock units, or a combination of these types of grants.

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2018, 2017, and 2016:

(in thousands)	2018	2017	2016
Stock options and restricted stock awards	$350	$399	$543
Performance stock units	237	290	304
Restricted stock units	711	585	431
Total compensation expense	$1,298	$1,274	$1,278

The total tax benefit recognized associated with stock options and restricted stock awards for the years ended 2018, 2017 and 2016 was $81 thousand, $308 thousand and $274 thousand, respectively. The total tax benefit recognized associated with restricted stock units and performance stock units for the years ended 2018, 2017 and 2016 was $221 thousand, $423 thousand and $320 thousand, respectively.

Stock Option and Restricted Stock Awards Activity: A summary combined status of the stock option and restricted stock awards as of December 31, 2018 and 2017, and changes during the year then ended is presented below:

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2018	169,921	$18.95
Granted	—	—
Exercised	(47,534)	16.32
Forfeited	(750)	22.16
Outstanding at December 31, 2018	121,637	$19.96	$313

Ending vested and expected to vest December 31, 2018	121,637	$19.96	$313
Exercisable at December 31, 2018	101,554	20.66	192

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	236,763	$17.99
Granted	—	—
Exercised	(55,725)	15.19
Forfeited	(11,117)	17.38
Outstanding at December 31, 2017	169,921	$18.95	1,370

Ending vested and expected to vest December 31, 2017	169,921	$18.95	$1,370
Exercisable at December 31, 2017	100,317	18.66	838

Restricted Stock Awards	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	—	—
Awarded	12,420	$24.14
Vested	(12,420)	24.14
Forfeited	—	—
Outstanding at December 31, 2018	—	$—

Restricted Stock Awards	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	—	—
Awarded	8,004	$29.96
Vested	(8,004)	29.96
Forfeited	—	—
Outstanding at December 31, 2017	—	$—

The intrinsic value of the options exercised under both plans for the years ended December 31, 2018, 2017, and 2016, was approximately $913 thousand, $760 thousand and $708 thousand, respectively.

As of December 31, 2018, there was approximately $8 thousand of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next six years, with a weighted average recognition period of 1.36 years.

Performance Stock Units
During 2018, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company collectively ranging from zero to 28,082 shares, based on the Company’s performance compared to peers. The performance stock units granted will vest only if the performance measures are achieved. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. The performance shares granted had a weighted average fair value of $26.30 at the date of grant, and will be earned over a three year performance period.

During 2017, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company collectively ranging from zero to 19,973 shares, based on the Company’s performance compared to peers. The performance stock units granted will vest only if the performance measures are achieved. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. The performance shares granted had a weighted average fair value of $26.74 at the date of grant, and will be earned over a three year performance period.

The following table summarizes performance units at target as of December 31, 2018 and 2017:

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	33,627	$25.21
Awarded	23,011	26.30
Vested and exercised	(15,017)	22.25
Forfeited	(3,756)	27.94
Nonvested at December 31, 2018	37,865	$26.77

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	34,246	$21.25
Awarded	17,711	26.74
Vested and exercised	(15,121)	18.84
Forfeited	(3,209)	21.51
Nonvested at December 31, 2017	33,627	$25.21

The intrinsic value of the performance stock units vested and exercised for the years ended December 31, 2018, 2017 and 2016, was $337 thousand, $285 thousand and $336 thousand, respectively.

Restricted Stock Units
During 2018 and 2017, restricted stock units were granted to certain executive officers and senior vice presidents. The restricted shares granted were valued between $24.85 and $30.19 for 2018 and between $26.86 and $30.93 for 2017 the fair market value at the date of grant and vest annually over three years.

The following table summarizes restricted stock units activity in 2018 and 2017:

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	74,168	$26.60
Granted	46,743	28.66
Vested and exercised	(26,489)	24.36
Forfeited	(13,682)	28.28
Outstanding at December 31, 2018	80,740	$28.24

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	40,681	$22.03
Granted	57,561	28.48
Vested and exercised	(12,667)	21.49
Forfeited	(11,407)	25.43
Outstanding at December 31, 2017	74,168	$26.60

The intrinsic value of the restricted stock units vested and exercised for the years ended December 31, 2018, 2017 and 2016, was $594 thousand, $272 thousand and $235 thousand, respectively.

As of December 31, 2018, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted stock units and performance stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

NOTE 15.     FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2018
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$404,952	$—	$404,952
US Government agency	—	110,512	—	110,512
Private label	—	20,382	—	20,382
Obligations of states and political subdivisions thereof	—	132,265	—	132,265
Corporate bonds	—	57,726	—	57,726
Derivative assets	—	2,156	8	2,164
Derivative liabilities	—	(1,353)	—	(1,353)

	December 31, 2017
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Obligations of US Government sponsored enterprises	$—	$6,972	$—	$6,972
Mortgage-backed securities:
US Government-sponsored enterprises	—	443,003	—	443,003
US Government agency	—	95,596	—	95,596
Private label	—	674	—	674
Obligations of states and political subdivisions thereof	—	140,200	—	140,200
Corporate bonds	—	30,797	—	30,797
Derivative assets	—	669	—	669
Derivative liabilities	—		(222)	(222)

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

Customer Loan Derivatives. The valuation of the Company’s customer loan derivatives is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.  The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of master netting arrangements and any applicable credit enhancements, such as collateral postings.

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2018 and 2017.

	Assets (Liabilities)
(in thousands)	Interest Rate Lock Commitments	Forward Commitments
December 31, 2016	$—	$—

Business combination, January 13, 2017	96	23
Goodwill adjustment for business combination	(75)	(167)
Realized loss recognized in non-interest income	(22)	(77)
December 31, 2017	$(1)	$(221)

Realized gain recognized in non-interest income	9	221
December 31, 2018	$8	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(in thousands, except ratios)	Fair Value December 31, 2018	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$8	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	—	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$8

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2018 and 2017.

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements as of December 31, 2018 and December 31, 2017. There are no liabilities measured at fair value on a non-recurring basis.

	December 31, 2018	December 31, 2017	December 31, 2018	Fair Value Measurement Date as of December 31, 2018
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$15,213	$10,793	$(4,420)	December 2018
Capitalized servicing rights	4,882	4,158	—	December 2018
Other real estate owned	2,351	122	(20)	April 2018
Total	$22,446	$15,073	$(4,440)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2018 and December 31, 2017 is as follows:

	Fair Value			Range (Weighted Average) (a)
(in thousands, except ratios)	December 31, 2018	Valuation Techniques	Unobservable Inputs
Assets
Impaired loans	$11,676	Fair value of collateral - appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,537	Discounted cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,072

Capitalized servicing rights	4,882	Discounted cash flow	Constant prepayment rate (CPR)	8.19%
			Discount rate	10.08%

Other real estate owned	2,351	Fair value of collateral less selling costs	Appraised value	$2,700
			Selling costs	12.93%
Total	$22,446
______________________________________

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value			Range (Weighted Average) (a)
(in thousands, except ratios)	December 31, 2017	Valuation Techniques	Unobservable Inputs
Assets
Impaired loans	$8,586	Fair value of collateral - appraised value	Loss severity	15.70% to 45.28%
			Appraised value	$100 to $7,545

Impaired loans	2,207	Discount cash flow	Discount rate	2.63% to 9.50%
			Cash flows	$6 to $320

Capitalized servicing rights	4,158	Discounted cash flow	Constant prepayment rate (CPR)	10.97%
			Discount rate	10.10%

Other real estate owned	122	Fair value of collateral less selling costs	Appraised value	$136
			Selling costs	10.00%
Total	$15,073
______________________________________

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2018 and December 31, 2017.

Impaired Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, non-recurring fair value measurement adjustments that relate to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral that supports commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

Summary of Estimated Fair Values of Financial Instruments
The following table represents estimated fair values, and related carrying amounts of the Company’s financial instruments as of December 31, 2018 and December 31, 2017. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,754	$98,754	$98,754	$—	$—
Securities available for sale	725,837	725,837	—	725,837	—
FHLB bank stock	35,659	35,659	—	35,659	—
Net loans	2,476,361	2,415,863	—	—	2,415,863
Accrued interest receivable	3,533	3,533	—	3,533	—
Cash surrender value of bank-owned life insurance policies	73,810	73,810	—	73,810	—
Derivative assets	2,164	2,164	—	2,156	8

Financial Liabilities
Total deposits	$2,483,238	$2,404,250	$—	$2,404,250	$—
Other short-term borrowings	36,211	36,171	—	36,171	—
Federal Home Loan Bank advances	644,611	643,065	—	643,065	—
Subordinated borrowings	37,973	37,973	—	37,973	—
Junior subordinated borrowings	5,000	3,923	—	3,923	—
Derivative liabilities	(1,353)	(1,353)	—	—	(1,353)

	December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$90,685	$90,685	$90,685	$—	$—
Securities available for sale	717,242	717,242	—	717,242	—
FHLB bank stock	38,105	38,105	—	38,105	—
Net loans	2,473,288	2,433,557	—	—	2,433,557
Accrued interest receivable	3,347	3,347	—	3,347	—
Cash surrender value of bank-owned life insurance policies	57,997	57,997	—	57,997	—
Derivative assets	669	669	—	669	—

Financial Liabilities
Total deposits	$2,352,085	$2,348,574	$—	$2,348,574	$—
Other short-term borrowings	40,706	40,680	—	40,680	—
Federal Home Loan Bank advances	745,982	744,006	—	744,006	—
Subordinated borrowings	38,033	38,033	—	38,033	—
Junior subordinated borrowings	5,000	3,782	—	3,782	—
Derivative liabilities	(222)	(222)	—	—	(222)

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

Loans, net. As of December 31, 2018, the fair value of loans were calculated on an individual basis with consideration given to the loans' underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, timing of principal and interest payments, current market rates, risk ratings, credit ratings and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, liquidity premiums, projected default probabilities, losses given defaults, and estimates of prevailing discount rates.  As of December 31, 2017, the fair value of loans was estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

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

NOTE 16.     NON-INTEREST INCOME

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

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the prior guidance of ASC 605 - Revenue Recognition.

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

Financial Statement Impact

The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Balance Sheet
Other Assets	$24,389	$57	$24,446
Other Liabilities	28,737	241	28,978
Retained Earnings	144,977	(184)	144,793

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires the Company to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of January 1, 2018. The guidance provides certain practical expedients which limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for: (1) contracts with an original expected length of one year or less; (2) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed; or (3) variable consideration allocated entirely to a wholly unsatisfied performance obligation for which consideration is allocated in accordance with paragraph 606-10-32-40. All revenue accounted for under the scope of ASC 606 meets one of these three criteria.

Disaggregation of Revenue

The following tables disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

(in thousands)	Twelve Months Ended December 31, 2018
Major Products/Service Lines
Trust management fees	$11,017
Financial services fees	968
Interchange fees	4,434
Customer deposit fees	3,800
Other customer service fees	1,304
Total	$21,523

(in thousands)	Twelve Months Ended December 31, 2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$9,766
Products and services transferred over time	11,757
Total	$21,523

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

Interchange Fees
The Company earns interchange fees from transaction fees that merchants pay whenever a customer uses a debit card to make a purchase from the merchant. The fees are paid to the card-issuing bank to cover handling costs, fraud, bad debt costs and the risk involved in approving the payment. Interchange fees are generally recognized as revenue at a point in time upon the completion of a debit card transaction.

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

Contract Balances with Customers

The following table provides information about receivables, contract assets, and deferred revenues from contracts with customers.

(in thousands)	Balance at December 31, 2018	Balance at December 31, 2017
Other Assets	$2,866	$972

Other Liabilities	4,923	342

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

NOTE 17.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2018 and 2017, and the condensed statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
Assets
Cash due from Bar Harbor Bank and Trust	$9,993	$2,400
Investment in subsidiaries	398,821	392,073
Premises and equipment	687	687
Other assets	3,416	939
Total assets	$412,917	$396,099

Liabilities and Shareholders Equity
Subordinated notes	$37,973	$38,033
Accrued expenses	4,365	3,425
Shareholders equity	370,579	354,641
Total Liabilities and shareholders equity	$412,917	$396,099

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2018	2017	2016
Income:
Dividends from subsidiaries	$23,705	$13,907	$6,473
Other	31	25	—
Total income	23,736	13,932	6,473
Interest expense	2,121	1,857	—
Non-interest expense	3,147	2,979	2,949
Total expense	5,268	4,836	2,949
Income before taxes and equity in undistributed income of subsidiaries	18,468	9,096	3,524
Income tax benefit	(1,136)	(1,210)	(1,029)
Income before equity in undistributed income of subsidiaries	19,604	10,306	4,553
Equity in undistributed income of subsidiaries	13,333	15,687	10,380

Net income	$32,937	$25,993	$14,933

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$32,937	$25,993	$14,933
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(13,333)	(15,687)	(10,380)
Other, net	(1,457)	(1,364)	1,336
Net cash provided by operating activities	18,147	8,942	5,889

Cash flows from investing activities:
Acquisitions, net of cash paid	—	1,939	—
Purchase of securities	(7)	—	—
Other, net	—	—	(1)
Net cash provided by/(used in) investing activities	(7)	1,939	(1)

Cash flows from financing activities:
Net proceeds from common stock	951	1,052	1,570
Net proceeds from reissuance of treasury stock	686	686	(497)
Common stock cash dividends paid	(12,184)	(11,505)	(6,577)
Other, net	—	(16)	—
Net cash used in financing activities	(10,547)	(9,783)	(5,504)

Net change in cash and cash equivalents	7,593	1,098	384

Cash and cash equivalents at beginning of year	2,400	1,302	918

Cash and cash equivalents at end of year	$9,993	$2,400	$1,302

NOTE 18.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows during 2018 and 2017:

	2018
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$32,772	$32,184	$31,718	$30,777
Interest expense	10,508	9,715	8,726	7,619
Net interest income	22,264	22,469	22,992	23,158
Non-interest income	7,450	7,126	7,121	6,238
Provision for loan losses	572	643	770	795
Non-interest expense	20,096	17,906	18,685	18,852
Income before income taxes	9,046	11,046	10,658	9,749
Income tax expense	1,426	2,076	2,123	1,937
Net income	$7,620	$8,970	$8,535	$7,812

Basic earnings per share	$0.49	$0.58	$0.55	$0.51
Diluted earnings per share	0.49	0.58	0.55	0.50

Weighted average shares outstanding:
Basic	15,516	15,503	15,482	15,448
Diluted	15,574	15,580	15,571	15,553

	2017
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$30,156	$30,063	$29,665	$26,185
Interest expense	6,660	6,585	5,856	4,813
Net interest income	23,496	23,478	23,809	21,372
Non-interest income	6,518	6,960	6,558	5,946
Provision for loan losses	597	660	736	795
Non-interest expense	14,263	17,586	20,046	20,831
Income before income taxes	15,154	12,192	9,585	5,692
Income tax expense	8,545	3,575	3,029	1,481
Net income	$6,609	$8,617	$6,556	$4,211

Basic earnings per share	$0.43	$0.56	$0.43	$0.29
Diluted earnings per share	0.43	0.56	0.42	0.29

Weighted average shares outstanding:
Basic	15,437	15,420	15,393	14,471
Diluted	15,537	15,511	15,506	14,591

NOTE 19. SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2018 and through the date the financial statements are available to be issued.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Management Report on Internal Control over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2018, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting: No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares:

Opinion on the Internal Control Over Financial Reporting
We have audited Bar Harbor Bankshares’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements of the Company and our report dated March 12, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP

Boston, Massachusetts
March 12, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Debt Securities Purchase Agreement

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

4.5	Description of Company Common Stock
10.1	Separation Agreement dated December 14, 2017 between Bar Harbor Bankshares, Bar Harbor Bank & Trust, and William J. McIver

10.2	Bar Harbor Bankshares Executive Change in Control Severance Plan

10.3	Bar Harbor Bankshares Executive Change in Control Severance Plan Participation Agreement

10.4	Employment Agreement, dated as of February 22, 2018, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Curtis C. Simard

10.5	Employment Agreement, dated as of September 27, 2016 and effective as of October 23, 2016, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli

10.6	Change in Control, Confidentiality and Noncompetition Agreement, dated as of September 28, 2016, between the Bar Harbor Bankshares and Richard B. Maltz

10.7	2019 through 2021 Long Term Executive Incentive Program Guidelines

10.8	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009

10.9	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015

10.10	Form of Incentive Stock Option Agreement under Equity Incentive Plan of 2015

10.11	Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015

10.12	Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Equity Incentive Plan of 2015

10.13	Bar Harbor Bankshares 2018 Employee Stock Purchase Plan (Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 3, 2018)

10.14	Somesville Bank Branch Lease dated October 27, 2005

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2019            /s/ Curtis C. Simard
Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ David B. Woodside David B. Woodside, Chairman, Board of Directors	/s/ Curtis C. Simard Curtis C. Simard, Director President & Chief Executive Officer
/s/ Daina H. Belair Daina H. Belair, Director	/s/ Josephine Iannelli Josephine Iannelli Executive Vice President and Chief Financial Officer
/s/ Matthew L. Caras Matthew Caras, Director	/s/ Lauri E. Fernald Lauri E. Fernald, Director
/s/ David M. Colter David M. Colter, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director
/s/ Steven H. Dimick Steven H. Dimick, Director	/s/ Stephen R. Theroux Stephen R. Theroux, Director
/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director
/s/ Stephen W. Ensign Stephen W. Ensign, Director	/s/ Brendan O'Halloran Brendan O'Halloran, Director