Form 10-Q
period 2019-03-31
BAR HARBOR BANKSHARES
filed 2019-05-09
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $2.00 per share	BHB	NYSE American
The Registrant had 15,524,814 shares of common stock, par value $2.00 per share, outstanding as of May 3, 2019.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
FORM 10-Q

The Company conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the Bank and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this report to "our company, "our," "us," "we" and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission, including but not limited to those discussed in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Because of these and other uncertainties, the Company’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$37,504	$35,208
Interest-bearing deposit with the Federal Reserve Bank	16,599	63,546
Total cash and cash equivalents	54,103	98,754
Securities available for sale, at fair value	747,235	725,837
Federal Home Loan Bank stock	35,107	35,659
Total securities	782,342	761,496
Loans:
Commercial real estate	821,567	826,699
Commercial and industrial	409,937	404,870
Residential real estate	1,184,053	1,144,698
Consumer	111,402	113,960
Total loans	2,526,959	2,490,227
Less: Allowance for loan losses	(13,997)	(13,866)
Net loans	2,512,962	2,476,361
Premises and equipment, net	49,661	48,804
Other real estate owned	2,351	2,351
Goodwill	100,085	100,085
Other intangible assets	7,266	7,459
Cash surrender value of bank-owned life insurance	74,352	73,810
Deferred tax assets, net	7,632	9,514
Other assets	38,441	29,853
Total assets	$3,629,195	$3,608,487

Liabilities
Deposits:
Demand	$342,030	$370,889
NOW	470,277	484,717
Savings	346,813	358,888
Money market	349,833	335,951
Time	956,818	932,793
Total deposits	2,465,771	2,483,238
Borrowings:
Senior	703,283	680,823
Subordinated	42,958	42,973
Total borrowings	746,241	723,796
Other liabilities	36,160	30,874
Total liabilities	3,248,172	3,237,908
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at March 31, 2019 and December 31, 2018, respectively	32,857	32,857
Additional paid-in capital	187,743	187,653
Retained earnings	170,702	166,526
Accumulated other comprehensive loss	(5,628)	(11,802)
Less: 904,760 and 905,201 shares of treasury stock at March 31, 2019 and December 31, 2018, respectively	(4,651)	(4,655)
Total shareholders’ equity	381,023	370,579
Total liabilities and shareholders’ equity	$3,629,195	$3,608,487

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Interest and dividend income
Loans	$26,864	$25,126
Securities and other	6,363	5,651
Total interest and dividend income	33,227	30,777
Interest expense
Deposits	6,307	3,985
Borrowings	5,155	3,634
Total interest expense	11,462	7,619
Net interest income	21,765	23,158
Provision for loan losses	324	795
Net interest income after provision for loan losses	21,441	22,363
Non-interest income
Trust and investment management fee income	2,757	2,962
Customer service fees	2,165	2,224
Bank-owned life insurance income	542	446
Other income	703	606
Total non-interest income	6,167	6,238
Non-interest expense
Salaries and employee benefits	10,519	10,989
Occupancy and equipment	3,386	3,073
Outside services	411	560
Professional services	544	433
Communication	235	180
Amortization of intangible assets	207	207
Acquisition, conversion and other expenses	—	335
Other expenses	3,322	3,075
Total non-interest expense	18,624	18,852

Income before income taxes	8,984	9,749
Income tax expense	1,703	1,937
Net income	$7,281	$7,812

Earnings per share:
Basic	$0.47	$0.51
Diluted	$0.47	$0.50

Weighted average common shares outstanding:
Basic	15,523	15,448
Diluted	15,587	15,553

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$7,281	$7,812
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available-for-sale	8,900	(10,702)
Changes in unrealized loss on cash flow hedging derivatives	(845)	654
Changes in unrealized loss on pension	—	41
Income taxes related to other comprehensive income:
Changes in unrealized loss on securities available-for-sale	(2,079)	2,550
Changes in unrealized loss on cash flow hedging derivatives	198	(155)
Changes in unrealized loss on pension	—	(10)
Total other comprehensive income (loss)	6,174	(7,622)
Total comprehensive income	$13,455	$190

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641
Comprehensive income:
Net income	—	—	7,812	—	—	7,812
Other comprehensive loss	—	—	—	(7,622)	—	(7,622)
Total comprehensive income	—	—	7,812	(7,622)	—	190
Cash dividends declared ($0.19 per share)	—	—	(2,884)	—	—	(2,884)
Net issuance (16,180 shares) to employee stock plans, including related tax effects	—	(112)	—	—	127	15
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	379	—	—	—	379
Balance at March 31, 2018	$32,857	$186,969	$150,701	$(13,156)	$(5,214)	$352,157

Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579
Comprehensive income:
Net income	—	—	7,281	—	—	7,281
Other comprehensive loss	—	—	—	6,174	—	6,174
Total comprehensive income	—	—	7,281	6,174	—	13,455
Cash dividends declared ($0.20 per share)	—	—	(3,105)	—	—	(3,105)
Net issuance (441 shares) to employee stock plans, including related tax effects	—	(173)	—	—	4	(169)
Recognition of stock based compensation	—	263	—	—	—	263
Balance at March 31, 2019	$32,857	$187,743	$170,702	$(5,628)	$(4,651)	$381,023

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$7,281	$7,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	324	795
Net amortization of securities	693	1,059
Change in unamortized net loan costs and premiums	(85)	368
Premises and equipment depreciation	952	841
Stock-based compensation expense	90	379
Accretion of purchase accounting entries, net	(886)	(704)
Amortization of other intangibles	207	207
Income from cash surrender value of bank-owned life insurance policies	(542)	(446)
Net change in other assets and liabilities	(3,757)	(1,444)
Net cash provided by operating activities	4,277	8,867

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of securities available for sale	21,709	23,350
Purchases of securities available for sale	(35,290)	(36,428)
Net change in loans	(36,209)	21,033
Purchase of Federal Home Loan Bank stock	(5,567)	—
Proceeds from sale of Federal Home Loan Bank stock	6,119	—
Purchase of premises and equipment, net	(1,809)	(1,595)
Net cash (used in) provided by investing activities	(51,047)	6,360

Cash flows from financing activities:
Net decrease in deposits	(17,260)	(10,740)
Net change in short-term advances from the Federal Home Loan Bank	43,951	(50,511)
Net change in long-term advances from the Federal Home Loan Bank	(19,940)	6,021
Net change in short-term other borrowings	(1,531)	—
Proceeds from treasury stock	4	15
Cash dividends paid on common stock	(3,105)	(2,884)
Net cash provided by (used in) financing activities	2,119	(58,099)

Net change in cash and cash equivalents	(44,651)	(42,872)
Cash and cash equivalents at beginning of year	98,754	90,685
Cash and cash equivalents at end of year	$54,103	$47,813

Supplemental cash flow information:
Interest paid	$11,490	$7,740
Income taxes paid, net	1,506	45

Other non-cash changes:
Real estate owned acquired in settlement of loans	—	94

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company's Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates ("ASU") that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2019
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
January 1, 2019
The Company adopted this ASU as of January 1, 2019 including the election of the practical expedients, allowing for existing leases to be accounted for consistent with current guidance, with the exception of balance sheet recognition for lessees. A modified retrospective transition approach was utilized, applying the new standard to all leases existing at the date of initial application. At January 1, 2019 the Company recognized a right-of-use asset and corresponding lease liability of $9.0 million. This computation is based, primarily, on the present value of unpaid future minimum lease payments. Additionally, that amount is impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. Due to the limited size of the Company's leasing portfolio, many other items related to this standard don't apply, or had an immaterial impact on the Company's consolidated financial statements. For transitional disclosures see Note 12 - Leases.

ASU 2018-11 Practical Expedients to Topic 842, Leases
ASU 2018-20 Scope Improvements for Lessors
ASU 2019-01 Leases: Codification Improvements
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
This ASU amends Accounting Standards Codification ("ASC") 815, Derivatives and Hedging to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers.
		January 1, 2019	The Company adopted this ASU as of January 1, 2019, although it did not have a material impact on the Company's consolidated financial statements.
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
		January 1, 2019	The Company adopted this ASU as of January 1, 2019, with no material impact on the Company's consolidated financial statements.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach (CECL) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and certain off-balance sheet exposures. Additional quantitative and qualitative disclosures are required upon adoption.
January 1, 2020
Adoption of this ASU is expected to primarily change how the Company estimates credit losses on loans with the application of the expected credit loss model. Also, for acquired purchased impaired loans it requires the reclassification of the credit portion of the total remaining fair value adjustment directly to the allowance for loan losses. Fair value adjustments on purchased credit impaired loans related to interest rates and fair value adjustments on other acquired loans will continue to be accreted into income over time.

ASU 2018-19, Codification Improvements to ASU 2016-13

In addition, the Company expects the ASU to change the presentation of credit losses for AFS debt securities through an allowance method rather than as a direct write-off and may allow for recovery of these amounts in the future.

While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for available for sale securities with unrealized losses, rather than reduce the amortized cost of the securities by direct write-offs. The guidances will require companies to recognize improvements to estimated credit losses immediately in earning rather than interest income over time.

The Company is in the process of evaluating and implementing allowance loan loss estimation models to comply with the guidance under this ASU, which may result in a higher allowance for losses then currently recorded under the existing standard.

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
		January 1, 2020	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.
ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans.	January 1, 2021	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.
NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Securities available for sale
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$404,713	$1,975	$5,410	$401,278
US Government agency	123,984	981	1,219	123,746
Private label	20,342	78	150	20,270
Obligations of states and political subdivisions thereof	128,666	2,106	824	129,948
Corporate bonds	71,934	441	382	71,993
Total securities available for sale	$749,639	$5,581	$7,985	$747,235

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

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at March 31, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$420	$421
Over 1 year to 5 years	34,117	34,365
Over 5 years to 10 years	65,026	65,440
Over 10 years	101,037	101,715
Total bonds and obligations	200,600	201,941
Mortgage-backed securities	549,039	545,294
Total securities available for sale	$749,639	$747,235

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2019
Securities available for sale
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$15	$5,958	$5,395	$259,984	$5,410	$265,942
US Government agency	17	6,784	1,202	60,359	1,219	67,143
Private label	145	19,905	5	45	150	19,950
Obligations of states and political subdivisions thereof	—	—	824	32,301	824	32,301
Corporate bonds	282	13,898	100	4,897	382	18,795
Total securities available for sale	$459	$46,545	$7,526	$357,586	$7,985	$404,131

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

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three months ended March 31, 2019 and 2018 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended March 31,
	2019	2018
Estimated credit losses as of prior year-end	$1,697	$1,697
Reductions for securities paid off during the period	—	—
Estimated credit losses at end of the period	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2019:

US Government-sponsored enterprises
378 out of the total 754 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.0% of the amortized cost of securities in unrealized loss positions. The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency
96 out of the total 198 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.8% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label
Nine of the total 21 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.7% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
64 of the total 249 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
Eight out of the total 26 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.0% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTE 3.    LOANS

The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans include multi-family, commercial construction and land development, and other commercial real estate classes. Commercial and industrial loans include loans to commercial and agricultural businesses and tax exempt entities. Residential real estate loans consist of mortgages for 1-to-4 family housing. Consumer loans include home equity loans, auto and other installment loans.

The Company’s lending activities are principally conducted in Maine, New Hampshire, and Vermont.

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from other institutions. The following is a summary of total loans:

	March 31, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$34,782	$2,851	$37,633	$23,754	$2,890	$26,644
Other commercial real estate	545,151	238,783	783,934	555,980	244,075	800,055
Total commercial real estate	579,933	241,634	821,567	579,734	246,965	826,699

Commercial and industrial:
Commercial	236,068	46,909	282,977	234,757	52,470	287,227
Agricultural	22,208	—	22,208	22,317	—	22,317
Tax exempt	66,727	38,025	104,752	56,588	38,738	95,326
Total commercial and industrial	325,003	84,934	409,937	313,662	91,208	404,870

Total commercial loans	904,936	326,568	1,231,504	893,396	338,173	1,231,569

Residential real estate:
Residential mortgages	723,425	460,628	1,184,053	670,189	474,509	1,144,698
Total residential real estate	723,425	460,628	1,184,053	670,189	474,509	1,144,698

Consumer:
Home equity	58,696	42,683	101,379	57,898	45,291	103,189
Other consumer	8,812	1,211	10,023	9,414	1,357	10,771
Total consumer	67,508	43,894	111,402	67,312	46,648	113,960

Total loans	$1,695,869	$831,090	$2,526,959	$1,630,897	$859,330	$2,490,227

The carrying amount of the acquired loans at March 31, 2019 totaled $831.1 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $10.0 million (and total note balances of $13.6 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at acquisition date had a carrying amount of $821.1 million as of March 31, 2019.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$4,377	$3,509
Reclassification from non-accretable difference for loans with improved cash flows	222	199
Accretion	(449)	(361)
Balance at end of period	$4,150	$3,347

The following is a summary of past due loans at March 31, 2019 and December 31, 2018:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2019
Commercial real estate:
Construction and land development	$1	$73	$—	$74	$34,708	$34,782	$—
Other commercial real estate	1,635	503	5,382	7,520	537,631	545,151	—
Total commercial real estate	1,636	576	5,382	7,594	572,339	579,933	—

Commercial and industrial:
Commercial	182	32	599	813	235,255	236,068	14
Agricultural	82	—	57	139	22,069	22,208	—
Tax exempt	—	—	—	—	66,727	66,727	—
Total commercial and industrial	264	32	656	952	324,051	325,003	14

Total commercial loans	1,900	608	6,038	8,546	896,390	904,936	14

Residential real estate:
Residential mortgages	1,234	167	1,357	2,758	720,667	723,425	—
Total residential real estate	1,234	167	1,357	2,758	720,667	723,425	—

Consumer:
Home equity	40	23	64	127	58,569	58,696	—
Other consumer	9	6	11	26	8,786	8,812	—
Total consumer	49	29	75	153	67,355	67,508	—

Total loans	$3,183	$804	$7,470	$11,457	$1,684,412	$1,695,869	$14

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$23,754	$23,754	$—
Other commercial real estate	1,146	—	6,725	7,871	548,109	555,980	—
Total commercial real estate	1,146	—	6,725	7,871	571,863	579,734	—

Commercial and industrial:
Commercial	395	60	402	857	233,900	234,757	50
Agricultural	65	6	25	96	22,221	22,317	—
Tax exempt	—	—	—	—	56,588	56,588	—
Total commercial and industrial	460	66	427	953	312,709	313,662	50

Total commercial loans	1,606	66	7,152	8,824	884,572	893,396	50

Residential real estate:
Residential mortgages	3,565	641	1,309	5,515	664,674	670,189	—
Total residential real estate	3,565	641	1,309	5,515	664,674	670,189	—

Consumer:
Home equity	72	—	—	72	57,826	57,898	—
Other consumer	17	—	11	28	9,386	9,414	—
Total consumer	89	—	11	100	67,212	67,312	—

Total loans	$5,260	$707	$8,472	$14,439	$1,616,458	$1,630,897	$50

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2019
Commercial real estate:
Construction and land development	$—	$13	$—	$13	$173	$2,851	$—
Other commercial real estate	70	—	188	258	6,202	238,783	—
Total commercial real estate	70	13	188	271	6,375	241,634	—

Commercial and industrial:
Commercial	68	209	387	664	466	46,909	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	38,025	—
Total commercial and industrial	68	209	387	664	466	84,934	—

Total commercial loans	138	222	575	935	6,841	326,568	—

Residential real estate:
Residential mortgages	1,777	119	1,156	3,052	3,112	460,628	—
Total residential real estate	1,777	119	1,156	3,052	3,112	460,628	—

Consumer:
Home equity	324	3	16	343	21	42,683	—
Other consumer	2	—	—	2	1	1,211	—
Total consumer	326	3	16	345	22	43,894	—

Total loans	$2,241	$344	$1,747	$4,332	$9,975	$831,090	$—

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$164	$2,890	$—
Other commercial real estate	631	99	211	941	6,143	244,075	—
Total commercial real estate	631	99	211	941	6,307	246,965	—

Commercial and industrial:
Commercial	149	26	494	669	679	52,470	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	38,738	—
Total commercial and industrial	149	26	494	669	679	91,208	—

Total commercial loans	780	125	705	1,610	6,986	338,173	—

Residential real estate:
Residential mortgages	3,419	254	1,792	5,465	3,095	474,509	—
Total residential real estate	3,419	254	1,792	5,465	3,095	474,509	—

Consumer:
Home equity	198	—	66	264	22	45,291	7
Other consumer	17	—	—	17	3	1,357	189
Total consumer	215	—	66	281	25	46,648	196

Total loans	$4,414	$379	$2,563	$7,356	$10,106	$859,330	$196

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$1	$—	$1	$1	$—	$1
Other commercial real estate	7,235	280	7,515	7,873	282	8,155
Total commercial real estate	7,236	280	7,516	7,874	282	8,156

Commercial and industrial:
Commercial	1,336	605	1,941	1,423	643	2,066
Agricultural	251	—	251	265	—	265
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,587	605	2,192	1,688	643	2,331

Total commercial loans	8,823	885	9,708	9,562	925	10,487

Residential real estate:
Residential mortgages	3,900	2,426	6,326	4,213	2,997	7,210
Total residential real estate	3,900	2,426	6,326	4,213	2,997	7,210

Consumer:
Home equity	279	198	477	246	201	447
Other consumer	87	1	88	90	1	91
Total consumer	366	199	565	336	202	538

Total loans	$13,089	$3,510	$16,599	$14,111	$4,124	$18,235

Loans evaluated for impairment as of March 31, 2019 and December 31, 2018 are, as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
March 31, 2019
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$9,204	$1,361	$2,695	$13	$13,273
Collectively evaluated	570,729	323,642	720,730	67,495	1,682,596
Total	$579,933	$325,003	$723,425	$67,508	$1,695,869

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$9,835	$1,445	$2,562	$13	$13,855
Collectively evaluated	569,899	312,217	667,627	67,299	1,617,042
Total	$579,734	$313,662	$670,189	$67,312	$1,630,897

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
March 31, 2019
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$188	$405	$729	$—	$1,322
Purchased credit impaired	6,375	466	3,112	22	9,975
Collectively evaluated	235,071	84,063	456,787	43,872	819,793
Total	$241,634	$84,934	$460,628	$43,894	$831,090

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$188	$426	$744	$—	$1,358
Purchased credit impaired	6,307	679	3,095	25	10,106
Collectively evaluated	240,470	90,103	470,670	46,623	847,866
Total	$246,965	$91,208	$474,509	$46,648	$859,330

The following is a summary of impaired loans at March 31, 2019 and December 31, 2018:
Business Activities Loans

	March 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	8,222	8,346	—
Commercial	589	603	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,960	2,013	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	981	1,000	395
Commercial	772	836	53
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	735	842	83
Home equity	13	13	1
Other consumer	—	—	—

Total
Commercial real estate	$9,204	$9,347	$396
Commercial and industrial	1,361	1,439	53
Residential real estate	2,695	2,855	83
Consumer	13	13	1
Total impaired loans	$13,273	$13,654	$533

Acquired Loans

	March 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	90	90	—
Commercial	405	494	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	365	519	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	98	97	16
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	364	378	22
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$188	$187	$16
Commercial and industrial	405	494	—
Residential real estate	729	897	22
Consumer	—	—	—
Total impaired loans	$1,322	$1,578	$38

Business Activities Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	8,209	8,301	—
Commercial	649	669	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,671	1,709	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	1,625	1,660	421
Commercial	796	855	78
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	891	916	111
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	$9,835	$9,962	$422
Commercial and industrial	1,445	1,524	78
Residential real estate	2,562	2,625	111
Consumer	13	13	—
Total impaired loans	$13,855	$14,124	$611

Acquired Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	188	187	—
Commercial	426	510	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	375	524	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	369	379	41
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$188	$187	$—
Commercial and industrial	426	510	—
Residential real estate	744	903	41
Consumer	—	—	—
Total impaired loans	$1,358	$1,600	$41

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2019 and 2018:

Business Activities Loans

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$589	$—
Other commercial real estate	7,773	26	5,937	77
Commercial	527	2	1,334	9
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	1,965	15	3,591	39
Home equity	—	—	444	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$5	$—	$—	$—
Other commercial real estate	1,203	—	1,144	—
Commercial	890	—	187	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	652	2	802	9
Home equity	13	—	—	1
Other consumer	—	—	—	—

Total
Commercial real estate	$8,981	$26	$7,670	$77
Commercial and industrial	1,417	2	1,521	9
Residential real estate	2,617	17	4,393	48
Consumer	13	—	444	1
Total impaired loans	$13,028	$45	$14,028	$135

Acquired Loans

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	90	—	133	—
Commercial	479	—	161	1
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	436	—	508	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	36	—	—	—
Commercial	—	—	434	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	367	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$126	$—	$133	$—
Commercial and industrial	479	—	595	1
Residential real estate	803	—	508	—
Consumer	—	—	—	—
Total impaired loans	$1,408	$—	$1,236	$1

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2019 and 2018, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Three Months Ended March 31, 2019
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	—	$—	$—
Other commercial real estate	3	113	113
Commercial	2	31	31
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	6	530	527
Home equity	—	—	—
Other consumer	—	—	—
Total	11	$674	$671

	Three Months Ended March 31, 2018
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	—	$—	$—
Other commercial real estate	1	167	—
Commercial	2	452	448
Agricultural	1	2	2
Tax exempt	—	—	—
Residential mortgages	5	1,105	1,099
Home equity	—	—	—
Other Consumer	1	1	1
Total	10	$1,727	$1,550

The following table summarizes the types of loan concessions made for the periods presented:

	Three Months Ended March 31,
	2019		2018
(in thousands, except modifications)	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment
Interest only payments and maturity concession	2	12	—	—
Amortization and maturity concession	5	314	—	—
Amortization concession	1	156	—	—
Amortization, interest rate and maturity concession	1	77	—	—
Forbearance and interest only payments	2	112	3	51
Forbearance and maturity concession	—	—	5	559
Maturity concession	—	—	1	433
Other	—	—	1	507
Total	11	$671	10	$1,550

For the three months ended March 31, 2019, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure
As of March 31, 2019 and December 31, 2018, the Company maintained bank-owned residential real estate property with a fair value of $2.4 million. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of March 31, 2019 and December 31, 2018 totaled $1.4 million and $1.5 million, respectively.

Mortgage Banking
Total residential loans included held for sale loans of $863 thousand and $168 thousand at March 31, 2019 and December 31, 2018, respectively.

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

Quantitative Reserve for Loans Collectively Evaluated
Second, the Company stratifies the loan portfolio into two general business loan pools: substandard (7 risk-rated) and pass-rated (0 to 6 risk-rated) by loan type. Substandard rated loans are subject to higher credit loss rates in the allowance for loan loss calculation. The Company utilizes historical loss rates for commercial real estate and commercial and industrial loans assessed by internal risk rating. Historical loss rates on residential real estate and consumer loans are not risk graded. Residential real estate and consumer loans are considered as part of the pass-rated portfolio unless removed due to specific reserve evaluation based on past due status and/or other indications of credit deterioration. Quantitative reserves relative to each loan pool are established as follows: for all loan segments an allocation equaling 100% of the respective pool's average 3-year historical net loan charge-off rate (determined based upon the most recent 12 quarters) is applied to the aggregate recorded investment in the pool of loans. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.

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

Activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 are, as follows:

Business Activities Loans	At or for the Three Months Ended March 31, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(57)	—	—	(53)	(110)
Recoveries on charged-off loans	16	1	18	3	38
(Releases) provision for loan losses	(195)	397	(47)	38	193
Balance at end of period	$6,575	$2,778	$3,953	$396	$13,702
Individually evaluated for impairment	396	53	83	1	533
Collectively evaluated	6,179	2,725	3,870	395	13,169
Total	$6,575	$2,778	$3,953	$396	$13,702

Business Activities Loans	At or for the Three Months Ended March 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	—	(84)	—	(170)	(254)
Recoveries on charged-off loans	15	2	1	2	20
(Releases) provision for loan losses	(54)	321	(54)	282	495
Balance at end of period	$5,998	$2,612	$3,304	$500	$12,414
Individually evaluated for impairment	433	132	84	—	649
Collectively evaluated	5,565	2,480	3,220	500	11,765
Total	$5,998	$2,612	$3,304	$500	$12,414

Acquired Loans	At or for the Three Months Ended March 31, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(16)	(104)	(1)	(121)
Recoveries on charged-off loans	—	—	—	—	—
(Releases) provision for loan losses	(12)	10	132	1	131
Balance at end of period	$161	$29	$105	$—	$295
Individually evaluated for impairment	16	—	22	—	38
Collectively evaluated	145	29	83	—	257
Total	$161	$29	$105	$—	$295

Acquired Loans	At or for the Three Months Ended March 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(54)	(18)	(31)	(19)	(122)
Recoveries on charged-off loans	—	—	—	—	—
Provision for loan losses	40	126	30	19	215
Balance at end of period	$83	$124	$58	$—	$265
Individually evaluated for impairment	—	121	—	—	121
Collectively evaluated	83	3	58	—	144
Total	$83	$124	$58	$—	$265

Loan Origination/Risk Management: The Company has certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Company's Board of Directors with frequent reports related to loan production, loan quality, concentration of credit, loan delinquencies, non-performing loans and potential problem loans. The Company seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator and uses an internal risk rating system to categorize commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Consistent with regulatory guidelines, the Company provides for the classification of loans which are considered to be of lesser quality as special mention, substandard, doubtful, or loss (i.e. risk-rated 6, 7, 8 and 9, respectively).

The following are the definitions of the Company’s credit quality indicators:

Pass: Loans the Company considers in the commercial portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes there is a low risk of loss related to these loans considered pass-rated.

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

The following tables present the Company’s loans by risk rating at March 31, 2019 and December 31, 2018:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Grade:
Pass	$34,708	$23,680	$523,774	$532,386	$558,482	$556,066
Special mention	73	73	6,943	8,319	7,016	8,392
Substandard	—	—	13,076	13,914	13,076	13,914
Doubtful	1	1	1,358	1,361	1,359	1,362
Total	$34,782	$23,754	$545,151	$555,980	$579,933	$579,734

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Grade:
Pass	$228,384	$226,353	$21,625	$21,680	$66,727	$56,588	$316,736	$304,621
Special mention	1,632	6,730	191	215	—	—	1,823	6,945
Substandard	5,326	924	392	422	—	—	5,718	1,346
Doubtful	726	750	—	—	—	—	726	750
Total	$236,068	$234,757	$22,208	$22,317	$66,727	$56,588	$325,003	$313,662

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Performing	$719,525	$665,976	$58,417	$57,652	$8,725	$9,324	$786,667	$732,952
Nonperforming	3,900	4,213	279	246	87	90	4,266	4,549
Total	$723,425	$670,189	$58,696	$57,898	$8,812	$9,414	$790,933	$737,501

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Grade:
Pass	$2,580	$2,626	$230,746	$236,393	$233,326	$239,019
Special mention	—	—	1,632	1,574	1,632	1,574
Substandard	271	264	6,405	6,009	6,676	6,273
Doubtful	—	—	—	99	—	99
Total	$2,851	$2,890	$238,783	$244,075	$241,634	$246,965

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Grade:
Pass	$41,832	$46,120	$—	$—	$38,025	$38,738	$79,857	$84,858
Special mention	3,570	4,825	—	—	—	—	3,570	4,825
Substandard	1,156	1,222	—	—	—	—	1,156	1,222
Doubtful	351	303	—	—	—	—	351	303
Total	$46,909	$52,470	$—	$—	$38,025	$38,738	$84,934	$91,208

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Performing	$457,195	$470,497	$42,485	$45,090	$1,210	$1,356	$500,890	$516,943
Nonperforming	3,433	4,012	198	201	1	1	3,632	4,214
Total	$460,628	$474,509	$42,683	$45,291	$1,211	$1,357	$504,522	$521,157

The following table summarizes total classified and criticized loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$13,089	$3,510	$16,599	$14,111	$4,124	$18,235
Substandard accruing	12,056	8,305	20,361	7,810	7,987	15,797
Doubtful accruing	—	—	—	—	—	—
Total classified	25,145	11,815	36,960	21,921	12,111	34,032
Special mention	8,839	5,202	14,041	15,337	6,399	21,736
Total Criticized	$33,984	$17,017	$51,001	$37,258	$18,510	$55,768

NOTE 5.               BORROWED FUNDS

Borrowed funds at March 31, 2019 and December 31, 2018 are summarized, as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$655,629	2.51%	$611,683	2.47%
Other borrowings	34,680	1.42	36,211	1.09
Total short-term borrowings	690,309	2.46	647,894	2.39
Long-term borrowings
Advances from the FHLB	12,974	1.75	32,929	1.86
Subordinated borrowings	37,958	5.96	37,973	5.58
Junior subordinated borrowings	5,000	6.18	5,000	5.96
Total long-term borrowings	55,932	5.01	75,902	3.99
Total	$746,241	2.65%	$723,796	2.56%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with an original maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2019 and December 31, 2018.

The Company also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2019, the Company’s available secured line of credit at the FRB was $122.6 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended March 31, 2019 and December 31, 2018.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at March 31, 2019 and December 31, 2018 include no callable advances and $330 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2019 is, as follows:

	March 31, 2019
(in thousands, except rates)	Carrying Value	Weighted Average Rate
Fixed rate advances maturing:
2019	$635,664	2.54%
2020	29,965	1.78
2021	1,651	1.69
2022	—	—
2023	1,000	—
2024 and thereafter	323	1.78
Total FHLB advances	$668,603	2.50%

In April 2008, the Company issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At March 31, 2019 and December 31, 2018 the interest rate was 6.06% and 6.24%, respectively.

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

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2019	December 31, 2018
Time less than $100,000	$679,364	$622,478
Time $100,000 through $250,000	185,804	193,535
Time $250,000 or more	91,650	116,780
Total time deposits	$956,818	$932,793

At March 31, 2019 and December 31, 2018, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2019	December 31, 2018
Within 1 year	$518,215	$505,313
Over 1 year to 2 years	263,776	258,176
Over 2 years to 3 years	130,146	123,337
Over 3 years to 4 years	19,560	14,494
Over 4 years to 5 years	24,935	31,353
Over 5 years	186	120
Total	$956,818	$932,793

Included in time deposits are brokered deposits of $534.9 million and $466.9 million at March 31, 2019 and December 31, 2018, respectively. Also included in time deposits are reciprocal deposits of $49.4 million and $52.4 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	March 31, 2019	Regulatory Minimum to be "Well Capitalized"	December 31, 2018	Regulatory Minimum to be "Well Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	14.15%	N/A	14.23%	N/A
Common equity tier 1 capital to risk-weighted assets	11.76	N/A	11.80	N/A
Tier 1 capital to risk-weighted assets	12.63	N/A	12.68	N/A
Tier 1 capital to average assets	8.66	N/A	8.53	N/A

Bank
Total capital to risk-weighted assets	13.69%	10.00%	13.82%	10.00%
Common equity tier 1 capital to risk-weighted assets	12.88	6.50	12.99	6.50
Tier 1 capital to risk-weighted assets	12.88	8.00	12.99	8.00
Tier 1 capital to average assets	8.82	5.00	8.74	5.00

At each date shown, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework. To be categorized as "well-capitalized," an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

The Company and the Bank are subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk-weighted assets and the Company and the Bank each exceed the minimum to be "well-capitalized." Effective January 1, 2019 all banking organizations must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At March 31, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well-capitalized" for regulatory purposes.

Accumulated other comprehensive loss
Components of accumulated other comprehensive loss is, as follows:

(in thousands)	March 31, 2019	December 31, 2018
Other accumulated comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(2,404)	$(11,304)
Net unrealized loss on effective cash flow hedging derivatives	(3,779)	(2,934)
Net unrealized loss on post-retirement plans	(1,162)	(1,162)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	560	2,641
Net unrealized loss on effective cash flow hedging derivatives	883	685
Net unrealized loss on post-retirement plans	274	272
Accumulated other comprehensive loss	$(5,628)	$(11,802)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019
Net unrealized income on AFS securities:
Net unrealized income arising during the period	$8,900	$(2,079)	$6,821
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	8,900	(2,079)	6,821

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(845)	198	(647)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(845)	198	(647)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$8,055	$(1,881)	$6,174

Three Months Ended March 31, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(10,702)	$2,550	$(8,152)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(10,702)	2,550	(8,152)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	654	(155)	499
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	654	(155)	499

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	41	(10)	31
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	41	(10)	31
Other comprehensive loss	$(10,007)	$2,385	$(7,622)

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended March 31, 2019 and 2018:

(in thousands)	Net unrealized holding (loss) gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive gain (loss) before reclassifications	6,821	(647)	—	6,174
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	6,821	(647)	—	6,174
Balance at end of period	$(1,844)	$(2,896)	$(888)	$(5,628)

Three Months Ended March 31, 2018
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive (loss) gain before reclassifications	(8,152)	499	31	(7,622)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss) income	(8,152)	499	31	(7,622)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(10,232)	$(2,236)	$(688)	$(13,156)

The Company did not have any reclassifications from any component of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

NOTE 8.    EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended March 31,
(in thousands, except per share and share data)	2019	2018
Net income	$7,281	$7,812

Average number of basic common shares outstanding	15,523,423	15,448,338
Plus: dilutive effect of stock options and awards outstanding (1)	63,226	104,631
Average number of diluted common shares outstanding (1)	15,586,649	15,552,969

Anti-dilutive options excluded from earnings calculation	—	1,230

Earnings per share:
Basic	$0.47	$0.51
Diluted	$0.47	$0.50
_____________________________________
(1) Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate cap agreements	$90,000	3.9	$320
Interest rate swap on deposits	50,000	5.0	(525)
Total cash flow hedges	140,000		(205)

Economic hedges:
Forward sale commitments	3,257	0.1	(65)
Total economic hedges	3,257		(65)

Non-hedging derivatives:
Interest rate lock commitments	4,828	0.1	14
Customer loan derivative liability	58,684	10.8	(2,852)
Customer loan derivative asset	58,684	10.8	2,852
Total non-hedging derivatives	122,196		14

Total	$265,453		$(256)

	December 31, 2018
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate cap agreements	$90,000	4.1	$803
Total cash flow hedges	90,000	4.1	803

Non-hedging derivatives:
Interest rate lock commitments	957	0.1	8
Customer loan derivative liability	45,641	9.9	(1,353)
Customer loan derivative asset	45,641	9.9	1,353
Total non-hedging derivatives	92,239		8

Total	$182,239		$811

Information about derivative assets and liabilities for the three months ended March 31, 2019 and 2018 is, as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flow hedges:
Interest rate cap agreements
Realized gain (loss) in interest expense	$163	$(108)

Economic hedges:
Forward commitments
Realized (loss) gain in other non-interest income	(65)	170

Non-hedging derivatives:
Interest rate lock commitments
Realized gain in other non-interest income	6	8

Cash flow hedges

Interest rate cap agreements
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

Interest rate swap on deposits
In March 2019, the Company entered into an interest rate swap on brokered deposits (the "SWAP") to limit its exposure to rising interest rates over a five year term. Under the terms of the agreement, the Company pays a fixed rate of 2.461% for a notional amount of $50.0 million, and the financial institution counterparty pays interest on the three-month LIBOR rate. The Company designated the SWAP as a cash flow hedge and the fair value is included in other liabilities on the Company's consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

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

Non-hedging derivatives

Interest rate lock commitments
The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of residential mortgage loans held for sale are considered as derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the market price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s consolidated statements of income. Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

Customer loan derivatives
The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company is party to master netting arrangements with its financial institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $1.9 million with the counterparty.

NOTE 10.    FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$401,278	$—	$401,278
US Government agency	—	123,746	—	123,746
Private label	—	20,270	—	20,270
Obligations of states and political subdivisions thereof	—	129,948	—	129,948
Corporate bonds	—	71,993	—	71,993
Derivative assets	—	3,172	14	3,186
Derivative liabilities	—	(3,377)	(65)	(3,442)

	December 31, 2018
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$404,952	$—	$404,952
US Government agency	—	110,512	—	110,512
Private label	—	20,382	—	20,382
Obligations of states and political subdivisions thereof	—	132,265	—	132,265
Corporate bonds	—	57,726	—	57,726
Derivative assets	—	2,156	8	2,164
Derivative liabilities	—	(1,353)	—	(1,353)

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

Derivative Assets and Liabilities

Cash Flow Hedges. The valuation of the Company's cash flow hedges are obtained from a third party. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The inputs used to value the Company's cash flow hedges are all classified as Level 2 measurements.

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2019:

	Assets (Liabilities)
(in thousands)	Interest Rate Lock Commitments	Forward Commitments
Three Months Ended March 31, 2019
Balance at beginning of period	$8	$—
Realized gain recognized in non-interest income	6	(65)
March 31, 2019 Balance	$14	$(65)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

(in thousands, except ratios)	Fair Value March 31, 2019	Valuation Techniques	Unobservable Inputs	Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$14	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(65)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(51)

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	March 31, 2019	December 31, 2018	Three Months Ended March 31, 2019	Fair Value Measurement Date as of March 31, 2019
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$14,595	$15,213	$6,477	March 2019
Capitalized servicing rights	4,658	4,882	—	March 2019
Other real estate owned	2,351	2,351	—	June 2018
Total	$21,604	$22,446	$6,477

There are no liabilities measured at fair value on a non-recurring basis.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

	Fair Value			Range
(in thousands, except ratios)	March 31, 2019	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$11,122	Fair value of collateral -appraised value	Loss severity	0% to 65%
			Appraised value	$0 to $6,915

Impaired loans	3,473	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,071

Capitalized servicing rights	4,658	Discounted cash flow	Constant prepayment rate (CPR)	8.68%
			Discount rate	10.08%

Other real estate owned	2,351	Fair value of collateral less selling costs	Appraised value	$2,700
			Selling Costs	12.93%
Total	$21,604

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value			Range
(in thousands, except ratios)	December 31, 2018	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$11,676	Fair value of collateral -appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,537	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,072

Capitalized servicing rights	4,882	Discounted cash flow	Constant prepayment rate (CPR)	8.19%
			Discount rate	10.08%

Other real estate owned	2,351	Fair value of collateral less selling costs	Appraised value	$2,700
			Selling Costs	12.93%
Total	$22,446

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2019 and December 31, 2018.

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

Summary of Estimated Fair Values of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company’s financial instruments are included in the table below. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2019
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$54,103	$54,103	$54,103	$—	$—
Securities available for sale	747,235	747,235	—	747,235	—
FHLB stock	35,107	35,107	—	35,107	—
Net loans	2,512,962	2,468,711	—	—	2,468,711
Accrued interest receivable	3,355	3,355	—	3,355	—
Cash surrender value of bank-owned life insurance policies	74,352	74,352	—	74,352	—
Derivative assets	3,186	3,186	—	3,172	14

Financial Liabilities
Total deposits	$2,465,771	$2,416,867	$—	$2,416,867	$—
Securities sold under agreements to repurchase	34,680	34,679	—	34,679	—
FHLB advances	668,604	667,658	—	667,658	—
Subordinated borrowings	37,958	37,958	—	37,958	—
Junior subordinated borrowings	5,000	4,525	—	4,525	—
Derivative liabilities	(3,442)	(3,442)	—	(3,377)	(65)

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,754	$98,754	$98,754	$—	$—
Securities available for sale	725,837	725,837	—	725,837	—
FHLB stock	35,659	35,659	—	35,659	—
Net loans	2,476,361	2,415,863	—	—	2,415,863
Accrued interest receivable	3,533	3,533	—	3,533	—
Cash surrender value of bank-owned life insurance policies	73,810	73,810	—	73,810	—
Derivative assets	2,164	2,164	—	2,156	8

Financial Liabilities
Total deposits	$2,483,238	$2,404,250	$—	$2,404,250	$—
Securities sold under agreements to repurchase	36,211	36,171	—	36,171	—
FHLB advances	644,611	643,065	—	643,065	—
Subordinated borrowings	37,973	37,973	—	37,973	—
Junior subordinated borrowings	5,000	3,923	—	3,923	—
Derivative liabilities	(1,353)	(1,353)	—	—	(1,353)

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

Loans, net. The fair value of loans are calculated on an individual basis with consideration given to the loans' underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, timing of principal and interest payments, current market rates, risk ratings, credit ratings and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, liquidity premiums, projected default probabilities, loss given defaults, and estimates of prevailing discount rates.

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

NOTE 11.     NON-INTEREST INCOME

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue
The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended March 31,
(in thousands)	2019	2018
Major Products/Service Lines
Trust management fees	$2,525	$2,741
Financial services fees	233	221
Interchange fees	1,031	1,024
Customer deposit fees	907	979
Other customer service fees	226	221
Total	$4,922	$5,186

	Three Months Ended March 31,
(in thousands)	2019	2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$2,267	$2,351
Products and services transferred over time	2,655	2,835
Total	$4,922	$5,186

Trust Management Fees.
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

Financial Services Fees.
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

Interchange Fees.
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

Customer Deposit Fees.
The Customer Deposit business offers a variety of deposit accounts with a range of interest rates, fee schedules and other terms, which are designed to meet the customer's financial needs. Additional depositor-related services provided to customers include ATM, bank-by-phone, internet banking, internet bill pay, mobile banking, and other cash management services which include remote deposit capture, ACH origination, and wire transfers. These customer deposit fees are generally recognized by the Company at a point in time upon the completion of the service.

Other Customer Service Fees.
The Company has certain incentive and referral fee arrangements with independent third parties in which fees are earned for new account activity, product sales, or transaction volume generated for the respective third parties. The Company also earns a percentage of the fees generated from third-party credit card plans promoted through the Bank. Revenue from these incentive and referral fee arrangements are recognized over time using the right to invoice measure of progress.

Contract Balances from Contracts with Customers
The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	Balance at March 31, 2019	Balance at December 31, 2018
Balances from contracts with customers only:
Other Assets	$1,863	$2,866
Other Liabilities	2,854	4,923

The timing of revenue recognition, billings and cash collections results in contract assets or receivables and contract liabilities or deferred revenue on the consolidated balance sheets. For most customer contracts, fees are deducted directly from customer accounts and, therefore, there is no associated impact on the accounts receivable balance. For certain types of service contracts, the Company has an unconditional right to consideration under the service contract and an accounts receivable balance is recorded for services completed. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

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

NOTE 12.    LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” and all subsequent ASUs modifying ASC 842. For the Company, ASC 842 primarily affects the accounting treatment for operating lease agreements where the Company is the lessee.

Lessee Accounting
Substantially all of the leases pursuant to which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2040. All leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of ASC 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset with a corresponding lease liability using the modified retrospective approach. The total of ROU assets and lease liabilities were $9.0 million as of January 1, 2019.

The Company has elected the following practical expedients in conjunction with implementation of Topic 842 as follows:

•	Package of practical expedients:

◦	Lease classification as an operating lease under the prior standards is grandfathered.

◦	Re-evaluation of embedded leases evaluated under the prior standards is not required.

◦	No re-assessment of previously recorded initial direct lease costs.

•	Election to exclude short-term leases (i.e., leases with initial terms of twelve months or less), from capitalization on the consolidated balance sheets.

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities as of March 31, 2019:

(in thousands)		March 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$8,810

Lease Liabilities
Operating lease liabilities	Other liabilities	8,836

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, ASC 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the original lease term as of January 1, 2019 was used.

March 31, 2019
Weighted-average remaining lease term
Operating leases	10 years

Weighted-average discount rate
Operating leases	3.37%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 are, as follows:

(in thousands)	Operating Leases
Twelve Months Ended:
March 31, 2020	$922
March 31, 2021	900
March 31, 2022	904
March 31, 2023	913
March 31, 2024	909
Thereafter	5,643
Total future minimum lease payments	10,191
Amounts representing interest	(1,355)
Present value of net future minimum lease payments	$8,836

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the full year 2019 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable.

Bar Harbor Bankshares (“the Company”) is the parent of Bar Harbor Bank & Trust (“the Bank”) is the only community Bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a true community bank providing exceptional commercial, retail, and wealth management banking services from over 50 locations. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

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

Shown below is a profile of the Company as of March 31, 2019:

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended March 31,
	2019	2018
PER SHARE DATA
Net earnings, diluted	$0.47	$0.50
Adjusted earnings, diluted(1)	0.47	0.52
Total book value	24.54	22.78
Tangible book value(1)	17.63	15.78
Market price at period end	25.87	27.72
Dividends	0.20	0.19

PERFORMANCE RATIOS(2)
Return on assets	0.83%	0.90%
Adjusted return on assets(1)	0.83	0.93
Return on equity	7.83	9.01
Adjusted return on equity(1)	7.83	9.31
Adjusted return on tangible equity(1)	11.19	13.72
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.77	2.97
Net interest margin (FTE), excluding purchased loan accretion((3)	2.67	2.85
Efficiency ratio(1)	63.94	60.44

GROWTH (Year-to-date)(1)
Total commercial loans	(3.3)%	2.2%
Total loans	5.9	(3.4)
Total deposits	(2.8)	(1.8)

FINANCIAL DATA (In millions)
Total assets	$3,629	$3,511
Total earning assets(4)	3,312	3,235
Total investments	782	757
Total loans	2,527	2,464
Allowance for loan losses	14	13
Total goodwill and intangible assets	107	108
Total deposits	2,466	2,341
Total shareholders' equity	381	352
Net income	7	8
Adjusted income(1)	7	8

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	0.03%	0.07%
Allowance for loan losses/total loans	0.55	0.51
Loans/deposits	102	105
Shareholders' equity to total assets	10.50	10.03
Tangible shareholders' equity to tangible assets(1)	7.77	7.17

_________________________

(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4) Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS
The following tables present the quarterly trend in loan and deposit data and accompanying quarterly and year-to-date growth rates as of March 31, 2019 on an annualized basis:

LOAN ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Mar 31, 2019
Commercial real estate	$821,567	$826,699	$840,018	$838,546	$824,721	(2.5)%
Commercial and industrial	305,185	309,544	303,984	313,680	301,811	(5.6)
Total commercial loans	1,126,752	1,136,243	1,144,002	1,152,226	1,126,532	(3.3)
Residential real estate	1,184,053	1,144,698	1,140,519	1,127,895	1,132,977	13.8
Consumer	111,402	113,960	117,239	118,332	119,516	(9.0)
Tax exempt and other	104,752	95,326	81,830	86,613	85,394	39.6
Total loans	$2,526,959	$2,490,227	$2,483,590	$2,485,066	$2,464,419	5.9%

DEPOSIT ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Mar 31, 2019
Demand	$342,030	$370,889	$372,358	$341,773	$342,192	(31.1)%
NOW	470,277	484,717	471,326	449,715	448,992	(11.9)
Savings	346,813	358,888	354,908	350,339	361,591	(13.5)
Money market	349,833	335,951	254,142	260,642	303,777	16.5
Total non-maturity deposits	1,508,953	1,550,445	1,452,734	1,402,469	1,456,552	(10.7)
Total time deposits	956,818	932,793	937,615	972,252	884,848	10.3
Total deposits	$2,465,771	$2,483,238	$2,390,349	$2,374,721	$2,341,400	(2.8)%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2019			2018
(in thousands, except ratios)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$825,596	$9,721	4.78%	$819,531	$8,910	4.41%
Commercial and industrial	405,107	4,786	4.79	380,029	4,132	4.41
Residential	1,143,862	11,126	3.94	1,147,010	10,945	3.87
Consumer	113,060	1,464	5.25	121,467	1,338	4.47
Total loans (1)	2,487,625	27,097	4.42	2,468,037	25,325	4.16
Securities and other (2)	777,458	6,645	3.47	765,328	5,955	3.16
Total earning assets	3,265,083	33,742	4.19%	3,233,365	31,280	3.92%
Other assets	295,957			278,436
Total assets	$3,561,040			$3,511,801

Liabilities
NOW	$468,392	$583	0.51%	$447,026	$375	0.34%
Savings	346,707	163	0.19	362,508	159	0.18
Money market	335,882	1,141	1.38	305,105	514	0.68
Time deposits	894,160	4,416	2.00	857,796	2,937	1.39
Total interest bearing deposits	2,045,141	6,303	1.25	1,972,435	3,985	0.82
Borrowings	761,885	5,155	2.74	819,576	3,634	1.80
Total interest bearing liabilities	2,807,026	11,458	1.66%	2,792,011	7,619	1.11%
Non-interest bearing demand deposits	351,362			339,349
Other liabilities	25,520			29,000
Total liabilities	3,183,908			3,160,360

Total shareholders' equity	377,132			351,441

Total liabilities and shareholders' equity	$3,561,040			$3,511,801

Net interest spread			2.53%			2.81%
Net interest margin			2.77			2.97
_____________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or for the Three Months Ended March 31,
(in thousands)		2019	2018
Net income		$7,281	$7,812
Adj: (Gain) loss on sale of securities, net		—	—
Adj: (Gain) loss on sale of premises and equipment, net		—	—
Adj: (Gain) loss on other real estate owned		—	—
Adj: Acquisition, conversion and other expenses		—	335
Adj: Income taxes (1)		—	(81)
Total adjusted income (2)	(A)	$7,281	$8,066

Net interest income	(B)	$21,765	$23,158
Plus: Non-interest income		6,167	6,238
Total Revenue (2)		27,932	29,396
Adj: Gain on sale of securities, net		—	—
Total adjusted revenue (2)	(C)	$27,932	$29,396

Total non-interest expense		$18,624	$18,852
Less: Gain (loss) on sale of premises and equipment, net		—	—
Less: Gain (loss) on other real estate owned		—	—
Less: Acquisition, conversion and other expenses		—	(335)
Adjusted non-interest expense (2)	(D)	$18,624	$18,517

(in millions)
Total average earning assets	(E)	$3,265	$3,233
Total average assets	(F)	3,561	3,512
Total average shareholders' equity	(G)	377	351
Total average tangible shareholders' equity (2) (3)	(H)	270	243
Total tangible shareholders' equity, period-end (2) (3)	(I)	274	244
Total tangible assets, period-end (2) (3)	(J)	3,522	3,403

(in thousands)
Total common shares outstanding, period-end	(K)	15,524	15,459
Average diluted shares outstanding	(L)	15,587	15,553

Adjusted earnings per share, diluted	(A/L)	$0.47	$0.52
Tangible book value per share, period-end (2)	(I/K)	17.63	15.78
Securities adjustment, net of tax (4)	(M)	(1,842)	(10,237)
Tangible book value per share, excluding securities adjustment (4)	(I+M)/K	17.75	16.44
Total tangible shareholders' equity/total tangible assets (2)	(I/J)	7.77	7.17

		At or for the Three Months Ended March 31,
		2019	2018
Performance ratios
Return on assets		0.83%	0.90%
Adjusted return on assets (2)	(A/F)	0.83	0.93
Return on equity		7.83	9.01
Adjusted return on equity (2)	(A/G)	7.83	9.31
Adjusted return on tangible equity (2) (5)	(A+Q)/H	11.19	13.72
Efficiency ratio (2) (6)	(D-O-Q)/(C+N)	63.94	60.44
Net interest margin (2)	(B+P)/E	2.77	2.97

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$684	$645
Franchise taxes included in non-interest expense	(O)	120	152
Tax equivalent adjustment for net interest margin	(P)	515	503
Intangible amortization	(Q)	207	207
_____________________________________

(1)	Assumes a marginal tax rate of 23.78% in 2019. A marginal tax rate of 24.15% was used in the first and second quarter of 2018 and 23.78% was used in the third and fourth quarter of 2018.

(2)	Non-GAAP financial measure.

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

(5)
Adjusted return on tangible equity is computed by dividing the total core income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 23.78% in 2019, 24.15% in the first and second quarter of 2018 and 23.78% in the third and fourth quarter of 2018, by tangible equity.

(6)	Efficiency ratio is computed by dividing adjusted non-interest expense by the sum of net interest income on a fully taxable equivalent basis and adjusted non-interest income.

FINANCIAL SUMMARY

The Company reported first quarter 2019 net income of $7.3 million or $0.47 diluted earnings per share. Earnings in the same quarter of 2018 totaled $7.8 million or $0.50 diluted earnings per share. Financial highlights for the first quarter 2019 include the following:

•	6% annualized growth in total loans

•	102% loan to deposit ratio

•	0.66% non-accruing loans to total loans

•	0.03% net charge-offs to average loans

•	11% annualized increase in book value per share

Results in the first quarter 2019 were in line with the Company’s expectations given the somewhat seasonal nature of its geographic markets and overall economic conditions. The financial performance in the first quarter includes yield expansion, active balance sheet management and continuous execution of the Company’s risk-centric operating model that balances growth with earnings. Yields from earnings assets increased across most categories partially offsetting the rising costs of funds from the December 2018 Federal Reserve rate hike. Additionally, the Company took advantage of the disparity within funding markets by swapping out short-term borrowings with longer-term fixed interest rates. The Company’s disciplined approach to credit quality and risk mitigation has continued to improve the ratios of non-accruing loans to total loans and net charge-offs to average loans on a quarter-over-quarter basis.

The Company’s targeted branch strategy remains on track as it continues to explore market opportunities that contribute to the near and long term growth potential within its footprint. In Manchester, New Hampshire, the Company’s newest branch has already started to capture significant market share since opening in late 2018. During the first quarter the Company announced the redesign of the Newport, New Hampshire branch, which has created a unique and fulfilling experience for customers, the community, and employees. The Newport branch has been an important cornerstone to the Company’s mortgage banking operations and is home to its consolidated call center.

With strong capital ratios and consistent organic growth in equity, the Company announced an increase in the quarterly cash dividend of 10%. The new dividend yield along with continuous double digit growth in book value per share and the previously announced 5% share buyback program is continued evidence of the Company’s commitment to building shareholder value.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31,2019 AND DECEMBER 31, 2018

Summary
Total assets increased $20.7 million during the first quarter 2019 from year-end 2018. Asset quality metrics remain strong with an allowance for credit losses to total loans ratio of 0.55% with a coverage ratio to non-accruing loans at 84%, up from 76% as of year-end 2018. The loan to deposit ratio increased to 102% from 100% at year-end 2018 due to lower deposits in the first quarter. The Company’s book value per share increased 11%, on annualized basis, in the first quarter 2019 from year-end 2018.

Securities
Securities totaled $782.3 million in the first quarter 2019 and $761.5 million at year-end 2018 representing 22% and 21% of total assets, respectively. Those ratios are within the tolerance range of the Company’s investment policy. Securities purchased in the first quarter 2019 included $20.3 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $15.0 million of corporate bonds, and a net $552 thousand decrease in FHLB stock. The purchases were offset by $22.8 million of maturities, calls and pay-downs of amortizing securities, and an $8.9 million increase in fair value. The increase in fair value was primarily caused by lower long-term interest rates at the end of the first quarter 2019 as compared to year-end 2018. The weighted average yield on the Company’s security profile as of March 31, 2019 was 3.47% for the quarter compared to 3.28% at year-end 2018. At the end of the first quarter 2019 securities held by the Company had an average life of 5.0 years and a duration of 3.6 years compared to 5.2 years and 3.9 years at the end of 2018, respectively.

Loans
Loan balances were $2.5 billion in the first quarter 2019, up $36.7 million or 5.9% on an annualized basis, from year-end 2018. The increase was primarily due to a 13.8% annualized increase in residential loan balances due to the Company’s expanded branch model and momentum of its sales driven culture. Average yields from loans expanded across all product lines for a total yield of 4.42%, up 0.11% from the fourth quarter 2018.

Asset Quality
Asset quality metrics remained favorable in the first quarter 2019 due to the Company’s risk management disciplines and commitment to credit quality. The allowance for loan losses increased to $14.0 million from $13.9 million at year-end 2018 due to loan growth offset by lower specific reserves on fewer non-accruing loans. The first quarter 2019 allowance for loan losses to total loans ratio remains strong at 0.55% and the ratio of non-accruing loans to average loans improved to 0.66% from 0.73% at year-end 2018.

Deposits and Borrowings
Total deposits decreased $17.5 million in the first quarter 2019, or 2.8% on an annualized basis, from year-end 2018. Non-maturity deposits (“core deposits”) are a lower cost of loan funding and remain the Company’s primary focus. However, the Company’s core deposit balances can sometimes fluctuate depending on the time of year. While the Company’s expanding branch model has helped to increase new accounts, core deposits decreased $41.5 million due to lower balances experienced in the winter months. New deposit accounts opened totaled 2,479 in the first quarter 2019 compared to 2,295 in the fourth quarter 2018. Time deposits increased $24.0 million, reflecting the Company’s strategy to target funding durations at lower rates. The average cost of deposits increased to 1.25% from 1.12% in the fourth quarter 2018 reflecting the Federal Reserve Bank rate hike in December 2018. Total borrowings increased by $22.4 million supporting loan growth since year-end 2018. Borrowing costs increased to 2.74% from 2.53% in the fourth 2018 as a direct result of the December rate hike.

Derivative Financial Instruments
The notional balance of derivative financial instruments increased to $265.4 million at the end of the first quarter 2019 from $182.2 million at year-end 2018. The increase includes a $50.0 million notional amount related to an interest rate swap on brokered certificate of deposits to limit the Company’s exposure to rising interest rates over a five year term. Additionally, the increase includes $13.0 million related to commercial loan interest rate swaps originated during the quarter and a similar increase in matching hedges with a national bank counterparty. The net fair value of total derivatives was a liability of $256 thousand at the end of the first quarter 2019 compared to asset of $811 thousand at year-end 2018.

Equity
Total equity was $381.0 million, compared with $370.6 million at year-end 2018. The Company’s book value per share increased $0.67 to $24.54 from year-end 2018. The increase was primarily due to a $6.8 million improvement in the Company’s securities fair value adjustment, net of tax, along with strong net income of $7.3 million offset by $3.1 million in dividends. Tangible book value per share (non-GAAP measure) increased to $17.63 per share up from $16.94 per share at year-end 2018. Additionally, the Company’s first quarter 2019 tangible book value per share excluding the impact of securities fair value adjustments (non-GAAP measure) increased to $17.75. The Company evaluates changes in tangible book value excluding securities adjustment, a non-GAAP financial measure, which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. The Company and the Bank remained "well capitalized" under regulatory guidelines at period-end. The Company's risk-based capital ratio remains over 14% as tangible book value continues to grow into 2019.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Summary
Net income in the first quarter 2019 was $7.3 million, or $0.47 per diluted share, compared with $7.8 million, or $0.50 per diluted share, in the same quarter 2018. Profitability improvements from a higher yield on earning assets and lower non-interest expense from operational efficiencies were offset by a higher cost of funds. The Company’s return on assets ratio was 0.83% during the first quarter of 2019 and 0.90% in the same quarter of 2018 and the return on equity ratio was 7.83% and 9.01% for the same respective periods.

Net Interest Income
First quarter 2019 interest income was $33.2 million, up 8% from the first quarter 2018 as average earning assets grew $31.7 million and yields improved to 4.19% from 3.92%. Net interest income was $21.8 million compared with $23.2 million in the same quarter of 2018 and net interest margin was 2.77% and 2.97% for the same respective periods. Purchase loan accretion contributed 0.10% to net interest margin in the first quarter 2019 compared to 0.12% in the first quarter 2018. The yield improvement from earning assets was offset by a 0.55% increase in interest paid on interest-bearing liabilities due to several short-term interest rate hikes in 2018 and flattening of the yield curve into 2019. In response to margin compression the Company has focused on balance sheet strategies including investment portfolio remixes, interest rate hedges, and extensions of maturities of interest-bearing liabilities.

Non-Interest Income
Non-interest income was $6.2 million in the first quarters of 2019 and 2018. Non-interest income in first quarter 2019 includes the full effect of $96 thousand associated with the Company’s $14.0 million bank owned life insurance policies investment made in the third quarter 2018.

Loan Loss Provision
The provision for loan losses in the first quarter 2019 was $324 thousand compared to $795 thousand for the same quarter in 2018. The decrease in provision reflects the Company’s favorable credit metrics and year-over-year improvement in net charge-offs to $193 thousand, down from $441 thousand in the first quarter of 2018. Net charge-offs, on an annualized basis, to average loans were a ratios of 0.03% in the first quarter 2019 compared with 0.07% with the same period of 2018. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty.

Non-Interest Expense
Non-interest expense decreased to $18.6 million in the first quarter of 2019 compared to $18.9 million in the first quarter of 2018. The decrease is primarily due to a $470 thousand decrease in salary and benefit expense related to operational efficiencies, which was partially offset by a $228 thousand increase in occupancy expense associated with the newly announced locations in Portland, Maine and Manchester, New Hampshire. The efficiency ratio in the first quarter 2019 was 64% compared to 60% for the same period of 2018 due to previously noted increases in the Company’s cost of funds.

Income Tax Expense
The first quarter effective tax rate decreased to 19.0% in 2019 compared with 20.0% in the same quarter of 2018, reflecting a higher level of tax-advantaged income.

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

The Bank actively manages its liquidity position through target ratios established under its Asset-Liability Management Policy. Continual monitoring of these ratios, by using historical data and through forecasts under multiple rate and stress scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-in-Custody program and the Discount Window at the Federal Reserve Bank of Boston (the "FRB"). At March 31, 2019, the Bank’s available secured line of credit at the FRB stood at $122.6 million or 3.4% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

The Company’s off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one-year and two-year horizons (i.e., moderately exposed to rising interest rates).

Assuming short-term and long-term interest rates decline 200 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve over the one year horizon (+1.2% versus the base case) while deteriorating from that level over the two-year horizon (-1.0% versus the base case). Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons as increased funding costs outpace increases in earning asset yields (-2.02% and -3.27%, respectively). The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a stabilization of net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

As compared to December 31, 2018, the year-one sensitivity in the down 100 basis points scenario was down slightly for the quarter (+1.7% prior, versus +.9% current).  The year-two sensitivities in the down 100 basis points scenario changed going from +.7% to +2.8%.  In the year-one up 200 basis points scenario, results declined going from -3.7% to -2.0%. Year-two, up 200 basis points declined (-8.3% prior, versus -3.3% current).

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures.

(b)
Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including it’s principal executive officer and principal financial officer, concluded that as of March 31, 2019 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

ITEM 1A.               RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1-31, 2019	—	$—	—	—
February 1-28, 2019	—	—	—	—
March 1-31, 2019	—	—	—	776,000
Total	—	$—	—	776,000

(1) On March 21, 2019 the Company's Board of Directors approved a twelve month plan to repurchase up to 5% of its outstanding common stock, representing 776,000 shares as of March 15, 2019. The stock repurchase plan expires on March 20, 2020.

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 9, 2019	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: May 9, 2019	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer