Form 10-Q
period 2019-06-30
BAR HARBOR BANKSHARES
filed 2019-08-05
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

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
The Registrant had 15,545,756 shares of common stock, par value $2.00 per share, outstanding as of August 2, 2019.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$42,657	$35,208
Interest-bearing deposit with the Federal Reserve Bank	17,203	63,546
Total cash and cash equivalents	59,860	98,754
Securities available for sale, at fair value	748,560	725,837
Federal Home Loan Bank stock	35,220	35,659
Total securities	783,780	761,496
Loans:
Commercial real estate	881,479	826,699
Commercial and industrial	416,725	404,870
Residential real estate	1,167,759	1,144,698
Consumer	112,275	113,960
Total loans	2,578,238	2,490,227
Less: Allowance for loan losses	(14,572)	(13,866)
Net loans	2,563,666	2,476,361
Premises and equipment, net	50,230	48,804
Other real estate owned	2,351	2,351
Goodwill	100,085	100,085
Other intangible assets	7,072	7,459
Cash surrender value of bank-owned life insurance	74,871	73,810
Deferred tax assets, net	5,649	9,514
Other assets	40,071	29,853
Total assets	$3,687,635	$3,608,487

Liabilities
Deposits:
Demand	$354,125	$370,889
NOW	472,576	484,717
Savings	352,657	358,888
Money market	305,506	335,951
Time	996,512	932,793
Total deposits	2,481,376	2,483,238
Borrowings:
Senior	733,084	680,823
Subordinated	42,943	42,973
Total borrowings	776,027	723,796
Other liabilities	39,670	30,874
Total liabilities	3,297,073	3,237,908
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at June 30, 2019 and December 31, 2018, respectively	32,857	32,857
Additional paid-in capital	188,144	187,653
Retained earnings	173,400	166,526
Accumulated other comprehensive income (loss)	877	(11,802)
Less: 884,082 and 905,201 shares of treasury stock at June 30, 2019 and December 31, 2018, respectively	(4,716)	(4,655)
Total shareholders’ equity	390,562	370,579
Total liabilities and shareholders’ equity	$3,687,635	$3,608,487

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income
Loans	$27,660	$25,934	$54,524	$51,060
Securities and other	6,125	5,784	12,488	11,435
Total interest and dividend income	33,785	31,718	67,012	62,495
Interest expense
Deposits	6,886	4,405	13,193	8,390
Borrowings	5,403	4,321	10,558	7,955
Total interest expense	12,289	8,726	23,751	16,345
Net interest income	21,496	22,992	43,261	46,150
Provision for loan losses	562	770	886	1,565
Net interest income after provision for loan losses	20,934	22,222	42,375	44,585
Non-interest income
Trust and investment management fee income	3,066	3,122	5,823	6,084
Customer service fees	2,618	2,347	4,783	4,571
Bank-owned life insurance income	519	377	1,061	823
Customer derivative income	696	545	725	545
Other income	554	730	1,228	1,336
Total non-interest income	7,453	7,121	13,620	13,359
Non-interest expense
Salaries and employee benefits	11,685	10,375	22,204	21,364
Occupancy and equipment	3,300	2,925	6,686	5,998
Loss on premises and equipment, net	21	—	21	—
Outside services	443	581	854	1,141
Professional services	570	360	1,114	793
Communication	283	304	518	484
Marketing	511	588	806	914
Amortization of intangible assets	207	207	414	414
Acquisition, conversion and other expenses	280	214	280	549
Other expenses	3,606	3,131	6,633	5,880
Total non-interest expense	20,906	18,685	39,530	37,537

Income before income taxes	7,481	10,658	16,465	20,407
Income tax expense	1,364	2,123	3,067	4,060
Net income	$6,117	$8,535	$13,398	$16,347

Earnings per share:
Basic	$0.39	$0.55	$0.86	$1.06
Diluted	$0.39	$0.55	$0.86	$1.05

Weighted average common shares outstanding:
Basic	15,538	15,482	15,531	15,465
Diluted	15,586	15,571	15,582	15,560

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$6,117	$8,535	$13,398	$16,347
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on securities available-for-sale	9,646	(3,087)	18,546	(13,789)
Changes in unrealized (loss) gain on cash flow hedging derivatives	(1,157)	226	(2,002)	880
Changes in unrealized loss on pension	—	—	—	41
Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on securities available-for-sale	(2,255)	731	(4,334)	3,274
Changes in unrealized loss (gain) on cash flow hedging derivatives	271	(54)	469	(209)
Changes in unrealized loss on pension	—	—	—	(10)
Total other comprehensive income (loss)	6,505	(2,184)	12,679	(9,813)
Total comprehensive income	$12,622	$6,351	$26,077	$6,534

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641
Net income	—	—	7,812	—	—	7,812
Other comprehensive loss	—	—	—	(7,629)	—	(7,629)
Cash dividends declared ($0.19 per share)	—	—	(2,884)	—	—	(2,884)
Net issuance (16,180 shares) to employee stock plans, including related tax effects	—	(112)	—	—	127	15
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	379	—	—	—	379
Balance at March 31, 2018	32,857	186,969	150,701	(13,163)	(5,214)	352,150

Net income	—	—	8,535	—	—	8,535
Other comprehensive loss	—	—	—	(2,184)	—	(2,184)
Cash dividends declared ($0.20 per share)	—	—	(3,097)	—	—	(3,097)
Treasury stock purchased (9,294 shares)	—	—	—	—	(278)	(278)
Net issuance (46,602 shares) to employee stock plans, including related tax effects	—	(19)	—	—	608	589
Recognition of stock based compensation	—	248	—	—	—	248
Balance at June 30, 2018	$32,857	$187,198	$156,139	$(15,347)	$(4,884)	$355,963

Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579
Net income	—	—	7,281	—	—	7,281
Other comprehensive income	—	—	—	6,174	—	6,174
Cash dividends declared ($0.20 per share)	—	—	(3,105)	—	—	(3,105)
Net issuance (441 shares) to employee stock plans, including related tax effects	—	(173)	—	—	4	(169)
Recognition of stock based compensation	—	263	—	—	—	263
Balance at March 31, 2019	32,857	187,743	170,702	(5,628)	(4,651)	381,023

Net income	—	—	6,117	—	—	6,117
Other comprehensive income	—	—	—	6,505	—	6,505
Cash dividends declared ($0.22 per share)	—	—	(3,419)	—	—	(3,419)
Treasury stock purchased (8,010 shares)	—	—	—	—	(210)	(210)
Net issuance (20,678 shares) to employee stock plans, including related tax effects	—	104	—	—	145	249
Recognition of stock based compensation	—	297	—	—	—	297
Balance at June 30, 2019	$32,857	$188,144	$173,400	$877	$(4,716)	$390,562

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$13,398	$16,347
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	886	1,565
Net amortization of securities	1,735	2,089
Change in unamortized net loan costs and premiums	(190)	214
Premises and equipment depreciation	1,905	1,676
Stock-based compensation expense	560	627
Accretion of purchase accounting entries, net	(1,017)	(1,240)
Amortization of other intangibles	414	414
Income from cash surrender value of bank-owned life insurance policies	(1,061)	(823)
Loss on premises and equipment, net	21	—
Net change in other assets and liabilities	(3,052)	(5,695)
Net cash provided by operating activities	13,599	15,174

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of securities available for sale	50,546	48,942
Purchases of securities available for sale	(56,831)	(57,725)
Net change in loans	(86,745)	693
Purchase of Federal Home Loan Bank stock	(9,720)	(848)
Proceeds from sale of Federal Home Loan Bank stock	10,159	241
Purchase of premises and equipment, net	(3,352)	(2,002)
Proceeds from sale of other real estate owned	—	94
Net cash used in investing activities	(95,943)	(10,605)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,448)	22,558
Net change in short-term advances from the Federal Home Loan Bank	(62,510)	(47,467)
Net change in long-term advances from the Federal Home Loan Bank	114,062	(3,297)
Exercise of stock options	80	604
Treasury stock purchased	(210)	(278)
Cash dividends paid on common stock	(6,524)	(5,981)
Net cash provided by (used in) financing activities	43,450	(33,861)

Net change in cash and cash equivalents	(38,894)	(29,292)
Cash and cash equivalents at beginning of year	98,754	90,685
Cash and cash equivalents at end of year	$59,860	$61,393

Supplemental cash flow information:
Interest paid	$22,577	$17,182
Income taxes paid, net	1,685	6,218

Other non-cash changes:
Real estate owned acquired in settlement of loans	—	124

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
		January 1, 2020	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.
ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans.	January 1, 2021	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.

NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$401,311	$4,795	$2,578	$403,528
US Government agency	118,583	1,785	383	119,985
Private label	20,306	80	225	20,161
Obligations of states and political subdivisions thereof	124,254	3,130	306	127,078
Corporate bonds	76,864	1,200	256	77,808
Total securities available for sale	$741,318	$10,990	$3,748	$748,560

December 31, 2018
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$413,492	$904	$9,444	$404,952
US Government agency	111,938	509	1,935	110,512
Private label	20,353	113	84	20,382
Obligations of states and political subdivisions thereof	133,260	1,081	2,076	132,265
Corporate bonds	58,098	264	636	57,726
Total securities available for sale	$737,141	$2,871	$14,175	$725,837

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at June 30, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$275	$276
Over 1 year to 5 years	42,015	42,878
Over 5 years to 10 years	61,672	62,668
Over 10 years	97,156	99,064
Total bonds and obligations	201,118	204,886
Mortgage-backed securities	540,200	543,674
Total securities available for sale	$741,318	$748,560

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$230	$6,510	$2,348	$119,451	$2,578	$125,961
US Government agency	5	3,160	378	26,316	383	29,476
Private label	221	19,729	4	40	225	19,769
Obligations of states and political subdivisions thereof	—	—	306	12,086	306	12,086
Corporate bonds	109	10,012	147	2,122	256	12,134
Total securities available for sale	$565	$39,411	$3,183	$160,015	$3,748	$199,426

December 31, 2018
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$155	$19,367	$9,289	$297,569	$9,444	$316,936
US Government agency	16	2,570	1,919	68,266	1,935	70,836
Private label	79	10,393	5	47	84	10,440
Obligations of states and political subdivisions thereof	43	6,784	2,033	47,930	2,076	54,714
Corporate bonds	224	11,759	412	14,460	636	26,219
Total securities available for sale	$517	$50,873	$13,658	$428,272	$14,175	$479,145

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three and six months ended June 30, 2019 and 2018 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Estimated credit losses as of prior year-end	$1,697	$1,697	$1,697	$1,697
Reductions for securities paid off during the period	—	—	—	—
Estimated credit losses at end of the period	$1,697	$1,697	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2019:

US Government-sponsored enterprises
249 out of the total 752 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.0% of the amortized cost of securities in unrealized loss positions. The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency
57 out of the total 196 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.3% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label
Seven of the total 20 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.1% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
20 of the total 239 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
Five out of the total 27 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.1% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from other institutions. The following is a summary of total loans:

	June 30, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$33,524	$2,858	$36,382	$23,754	$2,890	$26,644
Other commercial real estate	615,743	229,354	845,097	555,980	244,075	800,055
Total commercial real estate	649,267	232,212	881,479	579,734	246,965	826,699

Commercial and industrial:
Commercial	244,515	45,867	290,382	234,757	52,470	287,227
Agricultural	21,647	—	21,647	22,317	—	22,317
Tax exempt	67,374	37,322	104,696	56,588	38,738	95,326
Total commercial and industrial	333,536	83,189	416,725	313,662	91,208	404,870

Total commercial loans	982,803	315,401	1,298,204	893,396	338,173	1,231,569

Residential real estate:
Residential mortgages	731,443	436,316	1,167,759	670,189	474,509	1,144,698
Total residential real estate	731,443	436,316	1,167,759	670,189	474,509	1,144,698

Consumer:
Home equity	60,323	40,135	100,458	57,898	45,291	103,189
Other consumer	10,678	1,139	11,817	9,414	1,357	10,771
Total consumer	71,001	41,274	112,275	67,312	46,648	113,960

Total loans	$1,785,247	$792,991	$2,578,238	$1,630,897	$859,330	$2,490,227

The carrying amount of the acquired loans at June 30, 2019 totaled $793.0 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $10.1 million (and total note balances of $13.5 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at the acquisition date had a carrying amount of $782.9 million as of June 30, 2019.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended June 30,
(in thousands)	2019	2018
Balance at beginning of period	$4,150	$3,347
Reclassification from non-accretable difference for loans with improved (decreased) cash flows	402	(153)
Accretion	(357)	(387)
Balance at end of period	$4,195	$2,807

	Six Months Ended June 30,
(in thousands)	2019	2018
Balance at beginning of period	$4,377	$3,509
Reclassification from non-accretable difference for loans with improved cash flows	624	46
Accretion	(806)	(748)
Balance at end of period	$4,195	$2,807

The following is a summary of past due loans at June 30, 2019 and December 31, 2018:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2019
Commercial real estate:
Construction and land development	$73	$—	$—	$73	$33,451	$33,524	$—
Other commercial real estate	958	831	5,256	7,045	608,698	615,743	—
Total commercial real estate	1,031	831	5,256	7,118	642,149	649,267	—

Commercial and industrial:
Commercial	144	385	600	1,129	243,386	244,515	—
Agricultural	167	—	25	192	21,455	21,647	—
Tax exempt	—	—	—	—	67,374	67,374	—
Total commercial and industrial	311	385	625	1,321	332,215	333,536	—

Total commercial loans	1,342	1,216	5,881	8,439	974,364	982,803	—

Residential real estate:
Residential mortgages	1,194	233	1,744	3,171	728,272	731,443	124
Total residential real estate	1,194	233	1,744	3,171	728,272	731,443	124

Consumer:
Home equity	253	72	349	674	59,649	60,323	—
Other consumer	19	7	—	26	10,652	10,678	—
Total consumer	272	79	349	700	70,301	71,001	—

Total loans	$2,808	$1,528	$7,974	$12,310	$1,772,937	$1,785,247	$124

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2019
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$181	$2,858	$—
Other commercial real estate	810	63	258	1,131	6,209	229,354	—
Total commercial real estate	810	63	258	1,131	6,390	232,212	—

Commercial and industrial:
Commercial	98	36	455	589	509	45,867	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	37,322	—
Total commercial and industrial	98	36	455	589	509	83,189	—

Total commercial loans	908	99	713	1,720	6,899	315,401	—

Residential real estate:
Residential mortgages	1,014	735	562	2,311	3,152	436,316	—
Total residential real estate	1,014	735	562	2,311	3,152	436,316	—

Consumer:
Home equity	312	43	16	371	20	40,135	—
Other consumer	—	—	—	—	—	1,139	—
Total consumer	312	43	16	371	20	41,274	—

Total loans	$2,234	$877	$1,291	$4,402	$10,071	$792,991	$—

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$23,754	$23,754	$—
Other commercial real estate	1,146	—	6,725	7,871	548,109	555,980	—
Total commercial real estate	1,146	—	6,725	7,871	571,863	579,734	—

Commercial and industrial:
Commercial	395	60	402	857	233,900	234,757	50
Agricultural	65	6	25	96	22,221	22,317	—
Tax exempt	—	—	—	—	56,588	56,588	—
Total commercial and industrial	460	66	427	953	312,709	313,662	50

Total commercial loans	1,606	66	7,152	8,824	884,572	893,396	50

Residential real estate:
Residential mortgages	3,565	641	1,309	5,515	664,674	670,189	—
Total residential real estate	3,565	641	1,309	5,515	664,674	670,189	—

Consumer:
Home equity	72	—	—	72	57,826	57,898	—
Other consumer	17	—	11	28	9,386	9,414	—
Total consumer	89	—	11	100	67,212	67,312	—

Total loans	$5,260	$707	$8,472	$14,439	$1,616,458	$1,630,897	$50

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$164	$2,890	$—
Other commercial real estate	631	99	211	941	6,143	244,075	—
Total commercial real estate	631	99	211	941	6,307	246,965	—

Commercial and industrial:
Commercial	149	26	494	669	679	52,470	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	38,738	—
Total commercial and industrial	149	26	494	669	679	91,208	—

Total commercial loans	780	125	705	1,610	6,986	338,173	—

Residential real estate:
Residential mortgages	3,419	254	1,792	5,465	3,095	474,509	—
Total residential real estate	3,419	254	1,792	5,465	3,095	474,509	—

Consumer:
Home equity	198	—	66	264	22	45,291	7
Other consumer	17	—	—	17	3	1,357	189
Total consumer	215	—	66	281	25	46,648	196

Total loans	$4,414	$379	$2,563	$7,356	$10,106	$859,330	$196

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$1	$—	$1	$1	$—	$1
Other commercial real estate	6,698	349	7,047	7,873	282	8,155
Total commercial real estate	6,699	349	7,048	7,874	282	8,156

Commercial and industrial:
Commercial	1,254	584	1,838	1,423	643	2,066
Agricultural	243	—	243	265	—	265
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,497	584	2,081	1,688	643	2,331

Total commercial loans	8,196	933	9,129	9,562	925	10,487

Residential real estate:
Residential mortgages	4,023	1,942	5,965	4,213	2,997	7,210
Total residential real estate	4,023	1,942	5,965	4,213	2,997	7,210

Consumer:
Home equity	585	194	779	246	201	447
Other consumer	82	—	82	90	1	91
Total consumer	667	194	861	336	202	538

Total loans	$12,886	$3,069	$15,955	$14,111	$4,124	$18,235

Loans evaluated for impairment as of June 30, 2019 and December 31, 2018 are, as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
June 30, 2019
Balance at end of period
Individually evaluated for impairment	$8,737	$1,385	$2,669	$13	$12,804
Collectively evaluated	640,530	332,151	728,774	70,988	1,772,443
Total	$649,267	$333,536	$731,443	$71,001	$1,785,247

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
June 30, 2019
Balance at end of period
Individually evaluated for impairment	$258	$417	$721	$—	$1,396
Purchased credit impaired	6,390	509	3,152	20	10,071
Collectively evaluated	225,564	82,263	432,443	41,254	781,524
Total	$232,212	$83,189	$436,316	$41,274	$792,991

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Balance at end of period
Individually evaluated for impairment	$9,835	$1,445	$2,562	$13	$13,855
Collectively evaluated	569,899	312,217	667,627	67,299	1,617,042
Total	$579,734	$313,662	$670,189	$67,312	$1,630,897

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Balance at end of period
Individually evaluated for impairment	$188	$426	$744	$—	$1,358
Purchased credit impaired	6,307	679	3,095	25	10,106
Collectively evaluated	240,470	90,103	470,670	46,623	847,866
Total	$246,965	$91,208	$474,509	$46,648	$859,330

The following is a summary of impaired loans at June 30, 2019 and December 31, 2018:
Business Activities Loans

	June 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	7,502	7,552	—
Commercial	975	1,032	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	2,099	2,246	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	1,234	1,332	448
Commercial	410	438	39
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	570	597	75
Home equity	13	13	1
Other consumer	—	—	—

Total
Commercial real estate	$8,737	$8,885	$449
Commercial and industrial	1,385	1,470	39
Residential real estate	2,669	2,843	75
Consumer	13	13	1
Total impaired loans	$12,804	$13,211	$564

Acquired Loans

	June 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	188	187	—
Commercial	417	505	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	361	518	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	70	71	12
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	360	377	35
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$258	$258	$12
Commercial and industrial	417	505	—
Residential real estate	721	895	35
Consumer	—	—	—
Total impaired loans	$1,396	$1,658	$47

Business Activities Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	8,209	8,301	—
Commercial	649	669	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,671	1,709	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	1,625	1,660	421
Commercial	796	855	78
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	891	916	111
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	$9,835	$9,962	$422
Commercial and industrial	1,445	1,524	78
Residential real estate	2,562	2,625	111
Consumer	13	13	—
Total impaired loans	$13,855	$14,124	$611

Acquired Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	188	187	—
Commercial	426	510	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	375	524	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	369	379	41
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$188	$187	$—
Commercial and industrial	426	510	—
Residential real estate	744	903	41
Consumer	—	—	—
Total impaired loans	$1,358	$1,600	$41

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018:

Business Activities Loans

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	7,499	20	6,519	9
Commercial	940	2	731	3
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	2,104	16	4,057	9
Home equity	—	—	303	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$1	$—	$—	$—
Other commercial real estate	1,396	—	1,328	—
Commercial	412	—	783	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	572	3	798	2
Home equity	13	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$8,896	$20	$7,847	$9
Commercial and industrial	1,352	2	1,514	3
Residential real estate	2,676	19	4,855	11
Consumer	13	—	303	—
Total impaired loans	$12,937	$41	$14,519	$23

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	7,219	46	6,364	15
Commercial	931	3	680	5
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	2,113	31	4,063	19
Home equity	—	—	288	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$3	$—	$—	$—
Other commercial real estate	1,497	—	1,073	—
Commercial	417	—	647	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	534	5	696	5
Home equity	13	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$8,719	$46	$7,437	$15
Commercial and industrial	1,348	3	1,327	5
Residential real estate	2,647	36	4,759	24
Consumer	13	—	288	—
Total impaired loans	$12,727	$85	$13,811	$44

Acquired Loans

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	187	—	230	—
Commercial	412	—	49	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	426	—	93	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	71	—	—	—
Commercial	—	—	383	1
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	363	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$258	$—	$230	$—
Commercial and industrial	412	—	432	1
Residential real estate	789	—	93	—
Consumer	—	—	—	—
Total impaired loans	$1,459	$—	$755	$1

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	157	—	230	1
Commercial	446	—	49	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	431	—	47	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	36	—	—	—
Commercial	—	—	383	1
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	365	—	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$193	$—	$230	$1
Commercial and industrial	446	—	432	1
Residential real estate	796	—	47	—
Consumer	—	—	—	—
Total impaired loans	$1,435	$—	$709	$2

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

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2019 and 2018, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Three Months Ended June 30, 2019
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	2	$186	$177
Commercial	1	12	12
Residential mortgages	2	152	116
Total	5	$350	$305

	Three Months Ended June 30, 2018
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	5	$1,641	$1,390
Residential mortgages	7	1,091	1,060
Home equity	1	100	100
Other consumer	1	4	4
Total	14	$2,836	$2,554

	Six Months Ended June 30, 2019
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	5	$299	$290
Other commercial	3	43	43
Residential mortgages	8	682	644
Total	16	$1,024	$977

	Six Months Ended June 30, 2018
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	7	$1,674	$1,409
Other commercial	2	452	437
Agricultural	1	167	—
Residential mortgages	12	2,196	1,646
Home equity	1	100	100
Other consumer	2	5	5
Total	25	$4,594	$3,597

The following tables summarize the types of loan concessions made for the periods presented:

	Three Months Ended June 30,
	2019		2018
(in thousands, except modifications)	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment
Interest only payments and maturity concession	1	$70	—	$—
Forbearance	—	—	2	158
Forbearance and interest only payments	2	131	—	—
Forbearance and maturity concession	1	46	7	779
Restructure with maturity concession	—	—	4	1,334
Other	1	58	1	283
Total	5	$305	14	$2,554

	Six Months Ended June 30,
	2019		2018
(in thousands, except modifications)	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment
Interest rate and maturity concession	—	$—	1	$17
Interest only payments and maturity concession	2	75	—	—
Amortization and maturity concession	4	275	—	—
Forbearance	1	77	2	158
Forbearance and interest only payments	4	243	3	51
Forbearance and maturity concession	4	249	12	1,331
Maturity concession	—	—	1	423
Restructure with maturity concession	—	—	4	1,334
Other	1	58	2	283
Total	16	$977	25	$3,597

For the three and six months ended June 30, 2019, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure
As of June 30, 2019 and December 31, 2018, the Company maintained bank-owned residential real estate property with a fair value of $2.4 million. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of June 30, 2019 and December 31, 2018 totaled $886 thousand and $1.5 million, respectively.

Mortgage Banking
Total residential loans included held for sale loans of $3.5 million and $168 thousand at June 30, 2019 and December 31, 2018, respectively.

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

Activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 are, as follows:

Business Activities Loans	At or for the Three Months Ended June 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,575	$2,778	$3,953	$396	$13,702
Charged-off loans	—	(13)	—	(22)	(35)
Recoveries on charged-off loans	114	1	—	2	117
(Releases) provision for loan losses	517	(18)	(11)	18	506
Balance at end of period	$7,206	$2,748	$3,942	$394	$14,290
Individually evaluated for impairment	449	39	75	1	564
Collectively evaluated	6,757	2,709	3,867	393	13,726
Total	$7,206	$2,748	$3,942	$394	$14,290

Business Activities Loans	At or for the Six Months Ended June 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(57)	(13)	—	(75)	(145)
Recoveries on charged-off loans	130	1	18	6	155
(Releases) provision for loan losses	322	380	(58)	55	699
Balance at end of period	$7,206	$2,748	$3,942	$394	$14,290
Individually evaluated for impairment	449	39	75	1	564
Collectively evaluated	6,757	2,709	3,867	393	13,726
Total	$7,206	$2,748	$3,942	$394	$14,290

Acquired Loans	At or for the Three Months Ended June 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$161	$29	$105	$—	$295
Charged-off loans	—	—	(65)	(4)	(69)
Recoveries on charged-off loans	—	—	—	—	—
(Releases) provision for loan losses	(2)	(7)	61	4	56
Balance at end of period	$159	$22	$101	$—	$282
Individually evaluated for impairment	12	—	35	—	47
Collectively evaluated	147	22	66	—	235
Total	$159	$22	$101	$—	$282

Acquired Loans	At or for the Six Months Ended June 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(15)	(170)	(5)	(190)
Recoveries on charged-off loans	—	—	—	—	—
(Releases) provision for loan losses	(14)	2	194	5	187
Balance at end of period	$159	$22	$101	$—	$282
Individually evaluated for impairment	12	—	35	—	47
Collectively evaluated	147	22	66	—	235
Total	$159	$22	$101	$—	$282

Business Activities Loans	At or for the Three Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,998	$2,612	$3,304	$500	$12,414
Charged-off loans	(156)	(27)	—	(216)	(399)
Recoveries on charged-off loans	46	4	—	2	52
Provision (releases) for loan losses	479	(80)	150	107	656
Balance at end of period	$6,367	$2,509	$3,454	$393	$12,723
Individually evaluated for impairment	682	34	80	—	796
Collectively evaluated	5,685	2,475	3,374	393	11,927
Total	$6,367	$2,509	$3,454	$393	$12,723

Business Activities Loans	At or for the Six Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	(156)	(111)	—	(386)	(653)
Recoveries on charged-off loans	61	6	1	4	72
Provision for loan losses	425	241	96	389	1,151
Balance at end of period	$6,367	$2,509	$3,454	$393	$12,723
Individually evaluated for impairment	682	34	80	—	796
Collectively evaluated	5,685	2,475	3,374	393	11,927
Total	$6,367	$2,509	$3,454	$393	$12,723

Acquired Loans	At or for the Three Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$83	$124	$58	$—	$265
Charged-off loans	—	(37)	(64)	(17)	(118)
Recoveries on charged-off loans	18	6	—	82	106
Provision (releases) for loan losses	99	(11)	91	(65)	114
Balance at end of period	$200	$82	$85	$—	$367
Individually evaluated for impairment	—	77	—	—	77
Collectively evaluated	200	5	85	—	290
Total	$200	$82	$85	$—	$367

Acquired Loans	At or for the Six Months Ended June 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(106)	(95)	(64)	(60)	(325)
Recoveries on charged-off loans	18	6	—	82	106
Provision (releases) for loan losses	191	155	90	(22)	414
Balance at end of period	$200	$82	$85	$—	$367
Individually evaluated for impairment	—	77	—	—	77
Collectively evaluated	200	5	85	—	290
Total	$200	$82	$85	$—	$367

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

The following tables present the Company’s loans by risk rating at June 30, 2019 and December 31, 2018:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Grade:
Pass	$33,450	$23,680	$589,926	$532,386	$623,376	$556,066
Special mention	73	73	11,959	8,319	12,032	8,392
Substandard	—	—	12,337	13,914	12,337	13,914
Doubtful	1	1	1,521	1,361	1,522	1,362
Total	$33,524	$23,754	$615,743	$555,980	$649,267	$579,734

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Grade:
Pass	$225,251	$226,353	$20,905	$21,680	$67,374	$56,588	$313,530	$304,621
Special mention	13,512	6,730	358	215	—	—	13,870	6,945
Substandard	5,037	924	384	422	—	—	5,421	1,346
Doubtful	715	750	—	—	—	—	715	750
Total	$244,515	$234,757	$21,647	$22,317	$67,374	$56,588	$333,536	$313,662

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Performing	$727,420	$665,976	$59,738	$57,652	$10,596	$9,324	$797,754	$732,952
Nonperforming	4,023	4,213	585	246	82	90	4,690	4,549
Total	$731,443	$670,189	$60,323	$57,898	$10,678	$9,414	$802,444	$737,501

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Grade:
Pass	$2,579	$2,626	$220,959	$236,393	$223,538	$239,019
Special mention	—	—	1,964	1,574	1,964	1,574
Substandard	279	264	6,263	6,009	6,542	6,273
Doubtful	—	—	168	99	168	99
Total	$2,858	$2,890	$229,354	$244,075	$232,212	$246,965

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Grade:
Pass	$38,554	$46,120	$—	$—	$37,322	$38,738	$75,876	$84,858
Special mention	5,819	4,825	—	—	—	—	5,819	4,825
Substandard	1,153	1,222	—	—	—	—	1,153	1,222
Doubtful	341	303	—	—	—	—	341	303
Total	$45,867	$52,470	$—	$—	$37,322	$38,738	$83,189	$91,208

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Performing	$433,244	$470,497	$39,941	$45,090	$1,139	$1,356	$474,324	$516,943
Nonperforming	3,072	4,012	194	201	—	1	3,266	4,214
Total	$436,316	$474,509	$40,135	$45,291	$1,139	$1,357	$477,590	$521,157

The following table summarizes total classified and criticized loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$12,886	$3,069	$15,955	$14,111	$4,124	$18,235
Substandard accruing	11,799	8,401	20,200	7,810	7,987	15,797
Doubtful accruing	—	—	—	—	—	—
Total classified	24,685	11,470	36,155	21,921	12,111	34,032
Special mention	25,902	7,783	33,685	15,337	6,399	21,736
Total Criticized	$50,587	$19,253	$69,840	$37,258	$18,510	$55,768

NOTE 5.               BORROWED FUNDS

Borrowed funds at June 30, 2019 and December 31, 2018 are summarized, as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$549,168	2.42%	$611,683	2.47%
Other borrowings	36,940	1.48	36,211	1.09
Total short-term borrowings	586,108	2.37	647,894	2.39
Long-term borrowings
Advances from the FHLB	146,976	2.32	32,929	1.86
Subordinated borrowings	37,943	5.84	37,973	5.58
Junior subordinated borrowings	5,000	5.99	5,000	5.96
Total long-term borrowings	189,919	3.12	75,902	3.99
Total	$776,027	2.55%	$723,796	2.56%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2019 and December 31, 2018.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At June 30, 2019, the Company’s available secured line of credit at the FRB was $112.9 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended June 30, 2019 and December 31, 2018.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50 million as of June 30, 2019 and December 31, 2018. There was no outstanding balance on the line of credit as of June 30, 2019 and December 31, 2018.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at June 30, 2019 and December 31, 2018 include no callable advances and $330 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2019 is, as follows:

	June 30, 2019
(in thousands, except rates)	Carrying Value	Weighted Average Rate
Fixed rate advances maturing:
2019	$524,195	2.46%
2020	54,973	2.12
2021	1,655	1.90
2022	114,000	2.31
2023	1,000	—
2024 and thereafter	321	2.52
Total FHLB advances	$696,144	2.40%

In April 2008, the Company issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty. The interest rate is three-month LIBOR plus 3.45%. At June 30, 2019 and December 31, 2018 the interest rate was 5.86% and 6.24%, respectively.

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

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2019	December 31, 2018
Time less than $100,000	$694,523	$622,478
Time $100,000 through $250,000	166,211	193,535
Time $250,000 or more	135,778	116,780
Total time deposits	$996,512	$932,793

At June 30, 2019 and December 31, 2018, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2019	December 31, 2018
Within 1 year	$557,749	$505,313
Over 1 year to 2 years	332,976	258,176
Over 2 years to 3 years	62,246	123,337
Over 3 years to 4 years	20,508	14,494
Over 4 years to 5 years	22,773	31,353
Over 5 years	260	120
Total	$996,512	$932,793

Included in time deposits are brokered deposits of $599.0 million and $466.9 million at June 30, 2019 and December 31, 2018, respectively. Also included in time deposits are reciprocal deposits of $56.3 million and $52.4 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	June 30, 2019	Regulatory Minimum to be "Well Capitalized"	December 31, 2018	Regulatory Minimum to be "Well Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	13.93%	N/A	14.23%	N/A
Common equity tier 1 capital to risk-weighted assets	11.57	N/A	11.80	N/A
Tier 1 capital to risk-weighted assets	12.42	N/A	12.68	N/A
Tier 1 capital to average assets	8.57	N/A	8.53	N/A

Bank
Total capital to risk-weighted assets	13.42%	10.00%	13.82%	10.00%
Common equity tier 1 capital to risk-weighted assets	12.60	6.50	12.99	6.50
Tier 1 capital to risk-weighted assets	12.60	8.00	12.99	8.00
Tier 1 capital to average assets	8.69	5.00	8.74	5.00

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

At June 30, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well-capitalized" for regulatory purposes.

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income (loss) is, as follows:

(in thousands)	June 30, 2019	December 31, 2018
Other accumulated comprehensive income (loss), before tax:
Net unrealized gain (loss) on AFS securities	$7,242	$(11,304)
Net unrealized loss on effective cash flow hedging derivatives	(4,936)	(2,934)
Net unrealized loss on post-retirement plans	(1,162)	(1,162)

Income taxes related to items of accumulated other comprehensive (income) loss:
Net unrealized (gain) loss on AFS securities	(1,693)	2,641
Net unrealized loss on effective cash flow hedging derivatives	1,154	685
Net unrealized loss on post-retirement plans	272	272
Accumulated other comprehensive income (loss)	$877	$(11,802)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,646	$(2,255)	$7,391
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	9,646	(2,255)	7,391

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(1,157)	271	(886)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,157)	271	(886)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$8,489	$(1,984)	$6,505

Three Months Ended June 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(3,087)	$731	$(2,356)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(3,087)	731	(2,356)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	226	(54)	172
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	226	(54)	172

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive loss	$(2,861)	$677	$(2,184)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$18,546	$(4,334)	$14,212
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	18,546	(4,334)	14,212

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(2,002)	469	(1,533)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(2,002)	469	(1,533)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$16,544	$(3,865)	$12,679

Six Months Ended June 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(13,789)	$3,274	$(10,515)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(13,789)	3,274	(10,515)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	880	(209)	671
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	880	(209)	671

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	41	(10)	31
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	41	(10)	31
Other comprehensive loss	$(12,868)	$3,055	$(9,813)

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Net unrealized (loss) gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized loss on pension plans	Total
Three Months Ended June 30, 2019
Balance at beginning of period	$(1,844)	$(2,896)	$(888)	$(5,628)
Other comprehensive gain (loss) before reclassifications	7,391	(886)	—	6,505
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	7,391	(886)	—	6,505
Balance at end of period	$5,547	$(3,782)	$(888)	$877

Three Months Ended June 30, 2018
Balance at beginning of period	$(10,239)	$(2,236)	$(688)	$(13,163)
Other comprehensive (loss) gain before reclassifications	(2,356)	172	—	(2,184)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss) income	(2,356)	172	—	(2,184)
Balance at end of period	$(12,595)	$(2,064)	$(688)	$(15,347)

Six Months Ended June 30, 2019
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive gain (loss) before reclassifications	14,212	(1,533)	—	12,679
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	14,212	(1,533)	—	12,679
Balance at end of period	$5,547	$(3,782)	$(888)	$877

Six Months Ended June 30, 2018
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive (loss) gain before reclassifications	(10,515)	671	31	(9,813)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss) income	(10,515)	671	31	(9,813)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(12,595)	$(2,064)	$(688)	$(15,347)

The Company did not have any reclassifications from any component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

NOTE 8.    EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share and share data)	2019	2018	2019	2018
Net income	$6,117	$8,535	$13,398	$16,347

Average number of basic common shares outstanding	15,538,282	15,482,188	15,530,893	15,465,357
Plus: dilutive effect of stock options and awards outstanding (1)	47,299	89,263	51,340	94,614
Average number of diluted common shares outstanding (1)	15,585,581	15,571,451	15,582,233	15,559,971

Anti-dilutive options excluded from earnings calculation	—	3,173	—	19,488

Earnings per share:
Basic	$0.39	$0.55	$0.86	$1.06
Diluted	$0.39	$0.55	$0.86	$1.05
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

The following tables present information about derivative assets and liabilities at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate cap agreements	$90,000	3.6	$174
Interest rate swap on deposits	50,000	4.8	(1,710)
Total cash flow hedges	140,000		(1,536)

Economic hedges:
Forward sale commitments	3,561	0.1	(30)
Total economic hedges	3,561		(30)

Non-hedging derivatives:
Interest rate lock commitments	8,082	0.1	71
Customer loan derivative liability	130,245	9.2	(6,887)
Customer loan derivative asset	130,245	9.2	6,887
Total non-hedging derivatives	268,572		71

Total	$412,133		$(1,495)

	December 31, 2018
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate cap agreements	$90,000	4.1	$803
Total cash flow hedges	90,000		803

Non-hedging derivatives:
Interest rate lock commitments	957	0.1	8
Customer loan derivative liability	45,641	9.9	(1,353)
Customer loan derivative asset	45,641	9.9	1,353
Total non-hedging derivatives	92,239		8

Total	$182,239		$811

Information about derivative assets and liabilities for the three and six months ended June 30, 2019 and 2018 is, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cash flow hedges:
Interest rate cap agreements
Realized gain (loss) in interest expense	$(174)	$(122)	$(337)	$(230)

Economic hedges:
Forward commitments
Realized (loss) gain in other non-interest income	35	(23)	(30)	147

Non-hedging derivatives:
Interest rate lock commitments
Realized gain in other non-interest income	57	1	63	9

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

Interest rate swap on deposits
In March 2019, the Company entered into an interest rate swap on brokered deposits (the "SWAP") to limit its exposure to rising interest rates over a five year term. Under the terms of the agreement, the Company pays a fixed rate of 2.461% for a notional amount of $50.0 million, and the financial institution counterparty pays interest on the three-

month LIBOR rate. The Company designated the SWAP as a cash flow hedge and the fair value is included in other liabilities on the Company's consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

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

Customer loan derivatives
The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company is party to master netting arrangements with its financial institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $5.7 million with the counterparty.

NOTE 10.    FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2019
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$403,528	$—	$403,528
US Government agency	—	119,985	—	119,985
Private label	—	20,161	—	20,161
Obligations of states and political subdivisions thereof	—	127,078	—	127,078
Corporate bonds	—	77,808	—	77,808
Derivative assets	—	7,061	71	7,132
Derivative liabilities	—	(8,597)	(30)	(8,627)

	December 31, 2018
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$404,952	$—	$404,952
US Government agency	—	110,512	—	110,512
Private label	—	20,382	—	20,382
Obligations of states and political subdivisions thereof	—	132,265	—	132,265
Corporate bonds	—	57,726	—	57,726
Derivative assets	—	2,156	8	2,164
Derivative liabilities	—	(1,353)	—	(1,353)

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2019:

	Assets (Liabilities)
(in thousands)	Interest Rate Lock Commitments	Forward Commitments
Three Months Ended June 30, 2019
Balance at beginning of period	$14	$(65)
Realized gain recognized in non-interest income	57	35
June 30, 2019 Balance	$71	$(30)

Six Months Ended June 30, 2019
Balance at beginning of period	$8	$—
Realized gain (loss) recognized in non-interest income	63	(30)
June 30, 2019 Balance	$71	$(30)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

(in thousands, except ratios)	Fair Value June 30, 2019	Valuation Techniques	Unobservable Inputs	Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$71	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(30)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$41

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	June 30, 2019	December 31, 2018	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Fair Value Measurement Date as of June 30, 2019
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$14,200	$15,213	$395	$1,013	June 2019
Capitalized servicing rights	4,261	4,882	—	—	June 2019
Other real estate owned	2,351	2,351	—	—	June 2018
Total	$20,812	$22,446	$395	$1,013

There are no liabilities measured at fair value on a non-recurring basis.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

	Fair Value			Range
(in thousands, except ratios)	June 30, 2019	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$10,818	Fair value of collateral -appraised value	Loss severity	0% to 65%
			Appraised value	$0 to $6,915

Impaired loans	3,382	Discount cash flow	Discount rate	2.88% to 7.50%
			Cash flows	$22 to $1,071

Capitalized servicing rights	4,261	Discounted cash flow	Constant prepayment rate (CPR)	9.64%
			Discount rate	10.08%

Other real estate owned	2,351	Fair value of collateral less selling costs	Appraised value	$2,700
			Selling Costs	12.93%
Total	$20,812

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

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2019 and December 31, 2018.

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

	June 30, 2019
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$59,860	$59,860	$59,860	$—	$—
Securities available for sale	748,560	748,560	—	748,560	—
FHLB stock	35,220	35,220	—	35,220	—
Net loans	2,563,666	2,552,387	—	—	2,552,387
Accrued interest receivable	3,586	3,586	—	3,586	—
Cash surrender value of bank-owned life insurance policies	74,871	74,871	—	74,871	—
Derivative assets	7,132	7,132	—	7,061	71

Financial Liabilities
Total deposits	$2,481,376	$2,457,385	$—	$2,457,385	$—
Securities sold under agreements to repurchase	36,940	36,939	—	36,939	—
FHLB advances	696,144	696,273	—	696,273	—
Subordinated borrowings	37,943	37,943	—	37,943	—
Junior subordinated borrowings	5,000	4,537	—	4,537	—
Derivative liabilities	(8,627)	(8,627)	—	(8,597)	(30)

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,754	$98,754	$98,754	$—	$—
Securities available for sale	725,837	725,837	—	725,837	—
FHLB stock	35,659	35,659	—	35,659	—
Net loans	2,476,361	2,415,863	—	—	2,415,863
Accrued interest receivable	3,533	3,533	—	3,533	—
Cash surrender value of bank-owned life insurance policies	73,810	73,810	—	73,810	—
Derivative assets	2,164	2,164	—	2,156	8

Financial Liabilities
Total deposits	$2,483,238	$2,404,250	$—	$2,404,250	$—
Securities sold under agreements to repurchase	36,211	36,171	—	36,171	—
FHLB advances	644,611	643,065	—	643,065	—
Subordinated borrowings	37,973	37,973	—	37,973	—
Junior subordinated borrowings	5,000	3,923	—	3,923	—
Derivative liabilities	(1,353)	(1,353)	—	—	(1,353)

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

Disaggregation of Revenue
The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Major Products/Service Lines
Trust management fees	$2,794	$2,807	$5,319	$5,547
Financial services fees	272	315	505	536
Interchange fees	1,213	1,107	2,244	2,131
Customer deposit fees	1,026	1,019	1,933	1,998
Other customer service fees	379	221	605	443
Total	$5,684	$5,469	$10,606	$10,655

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$2,767	$2,643	$5,034	$4,994
Products and services transferred over time	2,917	2,826	5,572	5,661
Total	$5,684	$5,469	$10,606	$10,655

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

(in thousands)	Balance at June 30, 2019	Balance at December 31, 2018
Balances from contracts with customers only:
Other Assets	$1,859	$2,866
Other Liabilities	4,732	4,923

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

Lessee Accounting
Substantially all of the leases pursuant to which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2040. All leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset with a corresponding lease liability using the modified retrospective approach. The total of ROU assets and lease liabilities were $9.0 million as of January 1, 2019.

The Company has elected the following practical expedients in conjunction with implementation of ASC 842 as follows:

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

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities as of June 30, 2019:

(in thousands)		June 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$8,629

Lease Liabilities
Operating lease liabilities	Other liabilities	8,681

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

June 30, 2019
Weighted-average remaining lease term
Operating leases	10 years

Weighted-average discount rate
Operating leases	3.37%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Costs
Operating lease cost	$233	$464
Variable lease cost	84	208
Total lease cost	$317	$672

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 are, as follows:

(in thousands)	Operating Leases
Twelve Months Ended:
June 30, 2020	$917
June 30, 2021	898
June 30, 2022	908
June 30, 2023	910
June 30, 2024	913
Thereafter	6,296
Total future minimum lease payments	10,842
Amounts representing interest	(2,161)
Present value of net future minimum lease payments	$8,681

NOTE 13.    SUBSEQUENT EVENTS

On July 8, 2019, the Company entered into a definitive agreement to acquire eight branches located in central Maine with approximately $287 million of deposits, $111 million of loans and $284 million of assets under management (as of March 31, 2019) from People’s United Bank, National Association. The eight branches are expected to increase the Company's branch count to 56 in its footprint and 22 banking offices in the state of Maine. At closing, the Company expects to pay a 6.3% premium on average total deposits plus a premium of 1.2 times annualized wealth management revenue and approximately $4.4 million for the premises.

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

Bar Harbor Bankshares (the “Company”) is the parent of Bar Harbor Bank & Trust (the “Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a true community bank providing exceptional commercial, retail, and wealth management banking services from over 50 locations. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

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

Shown below is a profile of the Company as of June 30, 2019:

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PER SHARE DATA
Net earnings, diluted	$0.39	$0.55	$0.86	$1.05
Adjusted earnings, diluted(1)	0.41	0.56	0.88	1.08
Total book value	25.13	22.97	25.13	22.97
Tangible book value(1)	18.23	16.00	18.23	16.00
Market price at period end	26.59	30.29	26.59	30.29
Dividends	0.22	0.20	0.42	0.39

PERFORMANCE RATIOS(2)
Return on assets	0.67%	0.97%	0.74%	0.94%
Adjusted return on assets(1)	0.70	1.00	0.76	0.97
Return on equity	6.33	9.65	7.07	9.34
Adjusted return on equity(1)	6.57	9.86	7.19	9.58
Adjusted return on tangible equity(1)	9.30	14.43	10.22	14.08
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.65	2.91	2.71	2.95
Net interest margin (FTE), excluding purchased loan accretion((3)	2.56	2.80	2.61	2.84
Efficiency ratio(1)	68.48	58.83	66.25	59.58

GROWTH (Year-to-date)(1)
Total commercial loans	10.1%	5.7%	10.1%	5.7%
Total loans	7.1	—	7.1	—
Total deposits	(0.1)	1.9	(0.1)	1.9

FINANCIAL DATA (In millions)
Total assets	$3,688	$3,541	$3,688	$3,541
Total earning assets(4)	3,355	3,250	3,355	3,250
Total investments	784	749	784	749
Total loans	2,578	2,485	2,578	2,485
Allowance for loan losses	15	13	15	13
Total goodwill and intangible assets	107	108	107	108
Total deposits	2,481	2,375	2,481	2,375
Total shareholders' equity	391	356	391	356
Net income	6	9	13	16
Adjusted income(1)	6	9	14	17

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	—%	0.06%	0.02%	0.06%
Allowance for loan losses/total loans	0.57	0.53	0.57	0.53
Loans/deposits	104	105	104	105
Shareholders' equity to total assets	10.59	10.05	10.59	10.05
Tangible shareholders' equity to tangible assets(1)	7.92	7.22	7.92	7.22

_________________________

(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4) Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS
The following tables present the quarterly trend in loan and deposit data and accompanying quarterly and year-to-date growth rates as of June 30, 2019 on an annualized basis:

LOAN ANALYSIS

						June 30, 2019 Annualized Growth %
(in thousands, except ratios)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Quarter End	Year to Date
Commercial real estate	$881,479	$821,567	$826,699	$840,018	$838,546	29.2%	13.3%
Commercial and industrial	312,029	305,185	309,544	303,984	313,680	9.0	1.6
Total commercial loans	1,193,508	1,126,752	1,136,243	1,144,002	1,152,226	23.7	10.1
Residential real estate	1,167,759	1,184,053	1,144,698	1,140,519	1,127,895	(5.5)	4.0
Consumer	112,275	111,402	113,960	117,239	118,332	3.1	(3.0)
Tax exempt and other	104,696	104,752	95,326	81,830	86,613	(0.2)	19.7
Total loans	$2,578,238	$2,526,959	$2,490,227	$2,483,590	$2,485,066	8.1%	7.1%

DEPOSIT ANALYSIS

						June 30, 2019 Annualized Growth %
(in thousands, except ratios)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Quarter End	Year to Date
Demand	$354,125	$342,030	$370,889	$372,358	$341,773	14.1%	(9.0)%
NOW	472,576	470,277	484,717	471,326	449,715	2.0	(5.0)
Savings	352,657	346,813	358,888	354,908	350,339	6.7	(3.5)
Money market	305,506	349,833	335,951	254,142	260,642	(50.7)	(18.1)
Total non-maturity deposits	1,484,864	1,508,953	1,550,445	1,452,734	1,402,469	(6.4)	(8.5)
Total time deposits	996,512	956,818	932,793	937,615	972,252	16.6	13.7
Total deposits	$2,481,376	$2,465,771	$2,483,238	$2,390,349	$2,374,721	2.5%	(0.1)%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2019			2018
(in thousands, except ratios)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$846,921	$10,009	4.74%	$824,356	$9,216	4.48%
Commercial and industrial	416,000	4,929	4.75	396,471	4,639	4.69
Residential	1,176,583	11,522	3.93	1,126,714	10,896	3.88
Consumer	111,641	1,451	5.21	119,570	1,387	4.65
Total loans (1)	2,551,145	27,911	4.39	2,467,111	26,138	4.25
Securities and other (2)	779,072	6,388	3.29	767,886	6,082	3.18
Total earning assets	3,330,217	34,299	4.13%	3,234,997	32,220	3.99%
Other assets	315,861			277,402
Total assets	$3,646,078			$3,512,399

Liabilities
NOW	$459,572	$557	0.49%	$441,645	$409	0.37%
Savings	352,733	189	0.21	351,712	146	0.17
Money market	338,095	1,212	1.44	288,169	566	0.79
Time deposits	935,616	4,928	2.11	872,149	3,283	1.51
Total interest bearing deposits	2,086,016	6,886	1.32	1,953,675	4,404	0.90
Borrowings	789,953	5,403	2.74	836,295	4,321	2.07
Total interest bearing liabilities	2,875,969	12,289	1.71%	2,789,970	8,725	1.25%
Non-interest bearing demand deposits	349,322			339,374
Other liabilities	33,107			28,386
Total liabilities	3,258,398			3,157,730

Total shareholders' equity	387,680			354,669

Total liabilities and shareholders' equity	$3,646,078			$3,512,399

Net interest spread			2.42%			2.74%
Net interest margin			2.65			2.91
_____________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Six Months Ended June 30,
	2019			2018
(in thousands, except ratios)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$839,216	$19,730	4.74%	$823,182	$18,126	4.44%
Commercial and industrial	410,861	9,715	4.77	389,003	8,771	4.55
Residential	1,160,733	22,648	3.93	1,135,822	21,841	3.88
Consumer	112,288	2,915	5.24	120,410	2,725	4.56
Total loans (1)	2,523,098	55,008	4.40	2,468,417	51,463	4.20
Securities and other (2)	778,132	13,033	3.38	753,685	12,037	3.22
Total earning assets	3,301,230	68,041	4.16%	3,222,102	63,500	3.97%
Other assets	329,108			282,964
Total assets	$3,630,338			$3,505,066

Liabilities
NOW	$464,969	$1,143	0.50%	$445,092	$784	0.36%
Savings	349,966	352	0.20	356,731	305	0.17
Money market	335,421	2,353	1.41	294,534	1,080	0.74
Time deposits	918,500	9,344	2.05	871,674	6,220	1.44
Total interest bearing deposits	2,068,856	13,192	1.29	1,968,031	8,389	0.86
Borrowings	776,551	10,558	2.74	823,506	7,955	1.95
Total interest bearing liabilities	2,845,407	23,750	1.68%	2,791,537	16,344	1.18%
Non-interest bearing demand deposits	372,259			331,561
Other liabilities	30,266			28,907
Total liabilities	3,247,932			3,152,005

Total shareholders' equity	382,406			353,061

Total liabilities and shareholders' equity	$3,630,338			$3,505,066

Net interest spread			2.47%			2.79%
Net interest margin			2.71			2.95
_____________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

NON-GAAP FINANCIAL MEASURES
This document contains certain non-GAAP financial measures in addition to results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company's GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company's results for any particular quarter or year. The Company's non-GAAP adjusted earnings information set forth is not necessarily comparable to non- GAAP information that may be presented by other companies. Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company's GAAP financial information.

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts that the Company views as unrelated to its normalized operations, including securities gains/losses, acquisition costs, restructuring costs, legal settlements, and systems conversion costs. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(in thousands)		2019	2018	2019	2018
GAAP net income		$6,117	$8,535	$13,398	$16,347
Plus (less):
Loss on sale of premises and equipment, net		21	—	21	—
Loss on other real estate owned		—	23	—	23
Acquisition, conversion and other expenses		280	214	280	549
Income tax (expense) benefit(1)		(72)	(57)	(72)	(138)
Total adjusted income(2)	(A)	$6,346	$8,715	$13,627	$16,781

GAAP net interest income	(B)	$21,496	$22,992	$43,261	$46,150
Plus: Non-interest income		7,453	7,121	13,620	13,359
Total Revenue(2)		28,949	30,113	56,881	59,509
Plus (less): Loss (gain) on sale of securities, net		—	—	—	—
Total adjusted revenue(2)	(C)	$28,949	$30,113	$56,881	$59,509

GAAP total non-interest expense		$20,906	$18,685	$39,530	$37,537
Less: Loss on sale of premises and equipment, net		(21)	—	(21)	—
Less: Loss on other real estate owned		—	(23)	—	(23)
Less: Acquisition, conversion and other expenses		(280)	(214)	(280)	(549)
Adjusted non-interest expense(2)	(D)	$20,605	$18,448	$39,229	$36,965

(in millions)
Total average earning assets	(E)	$3,330	$3,235	$3,301	$3,222
Total average assets	(F)	3,646	3,512	3,630	3,505
Total average shareholders' equity	(G)	388	355	382	353
Total average tangible shareholders' equity(2)(3)	(H)	280	247	275	245
Total tangible shareholders' equity, period-end(2)(3)	(I)	283	248	283	248
Total tangible assets, period-end(2)(3)	(J)	3,580	3,433	3,580	3,433

(in thousands)
Total common shares outstanding, period-end	(K)	15,544	15,496	15,544	15,496
Average diluted shares outstanding	(L)	15,586	15,571	15,582	15,560

Adjusted earnings per share, diluted	(A/L)	$0.41	$0.56	$0.88	$1.08
Tangible book value per share, period-end(2)	(I/K)	18.23	16.00	18.23	16.00
Securities adjustment, net of tax(4)	(M)	5,550	(12,594)	5,550	(12,594)
Tangible book value per share, excluding securities adjustment(4)	(I+M)/K	17.88	16.81	17.88	16.81
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.92	7.22	7.92	7.22

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
		2019	2018	2019	2018
Performance ratios
Return on assets		0.67%	0.97%	0.74%	0.94%
Adjusted return on assets(2)	(A/F)	0.70	1.00	0.76	0.97
Return on equity		6.33	9.65	7.07	9.34
Adjusted return on equity(2)	(A/G)	6.57	9.86	7.19	9.58
Adjusted return on tangible equity(2)(5)	(A+Q)/H	9.30	14.43	10.22	14.08
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	68.48	58.83	66.25	59.58
Net interest margin(2)	(B+P)/E	2.65	2.91	2.71	2.95

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$676	$622	$1,360	$1,267
Franchise taxes included in non-interest expense	(O)	111	159	231	340
Tax equivalent adjustment for net interest margin	(P)	514	502	1,029	1,005
Intangible amortization	(Q)	207	207	414	414
_____________________________________

(1)	Assumes a marginal tax rate of 23.78% in 2019. A marginal tax rate of 24.15% was used in the first and second quarter of 2018 and 23.78% was used in the third and fourth quarter of 2018.

(2)	Non-GAAP financial measure.

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

FINANCIAL SUMMARY

The Company reported second quarter 2019 net income of $6.1 million or $0.39 diluted earnings per share. Net income in the same quarter of 2018 totaled $8.5 million or $0.55 diluted earnings per share. Adjusted earnings (non-GAAP measure) in the second quarter 2019 totaled $6.3 million or $0.41 diluted earnings per share and $8.7 million or $0.56 diluted earnings per share in the same period of 2018. Financial highlights for the second quarter 2019 include the following:

•	8% annualized growth in total loans, led by 24% in commercial loans

•	14% annualized growth in demand deposits

•	5% growth in non-interest income, compared to second quarter 2018

•	0.62% non-accruing loans to total loans

•	10% annualized increase in book value per share

The Company’s financial performance in the second quarter 2019 was centered on growth in loans, deposits, and non-interest income. Additionally, non-interest bearing demand deposits grew at a double-digit rate as the Company’s retail delivery team continues to focus on building long-term customer relationships. Loan growth was led by an expanding commercial loan pipeline across all regions and specifically in the Portland area as the Company’s Loan Production Office is in full operation. The Company is concentrating on structured opportunities with proven borrowers while maintaining disciplined risk management principles regardless of the economic cycle or competitive pressures.

As previously announced, the acquisition of eight branches in central Maine is expected to be immediately accretive to earnings and reduce the loan to deposit ratio. The transaction is anticipated to close in the fourth quarter 2019 and is expected to allow for future growth through core deposit funding. Looking forward to the second half of 2019, the Company is focused on revenue growth through relationship profitability as it continues to grow into the infrastructure that has been put into place. In addition, the Company will be executing on expense efficiencies, which will include relationship and product profitability, organizational opportunities and review of the branch network. This review is a function of the Company’s commitment to achieve a balance between growth and earnings while delivering on its long-term goals.

The Company’s objectives include an emphasis on fee based income from its Wealth Management businesses, which include Bar Harbor Trust Services, Charter Trust, and Bar Harbor Financial Services. These businesses are critical to the Company’s objectives and will be further enhanced by the Wealth Management business that was included in the recently announced branch acquisition. In the second quarter 2019, the Company hired a President of Wealth Management who will lead the businesses as one collective organization. Under this new leadership, the Company expects to further enhance its revenue growth opportunities through existing and future prospects, and strive to achieve full potential within this business.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND DECEMBER 31, 2018

Summary
Total assets were $3.7 billion at the end of the second quarter 2019 compared to $3.6 billion at year end 2018. Asset quality metrics remain strong with an allowance for loan losses to total loans ratio of 0.57% with a coverage ratio to non-accruing loans at 91%, up from 76% as of year-end 2018. The loan to deposit ratio increased to 104% from 100% at year-end 2018 given the robust loan growth in the second quarter. The Company’s book value per share increased 11%, on annualized basis, in the first half of 2019 from year-end 2018.

Securities
Securities totaled $783.8 million in the second quarter 2019 and $761.5 million at year-end 2018 representing 21% of total assets for both periods. Those ratios are within the tolerance range of the Company’s investment policy. Securities purchased in the first half of 2019 included $35.8 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $21.0 million of corporate bonds, and a net $439 thousand decrease in FHLB stock. The purchases were offset by $50.5 million of maturities, calls and pay-downs of amortizing securities, and an $18.5 million increase in fair value. The increase in fair value was primarily caused by lower long-term interest rates at the end of the second quarter 2019 as compared to year-end 2018. The weighted average yield on the Company’s security profile as of June 30, 2019 was 3.10% for the quarter compared to 3.28% at year-end 2018. At the end of the second quarter 2019, securities held by the Company had a weighted average life of 4.3 years and a duration of 3.1 years compared to 5.2 years and 3.9 years at the end of 2018, respectively.

Loans
Total loans at June 30, 2019 were $2.6 billion, an increase of $88.0 million or 7.1% on an annualized basis, from year-end 2018. Loan balances expanded across all major categories including commercial real estate which grew significantly during the first half of 2019 at a rate of 13.3% due to reasons already noted above. Residential loans grew at a lower 4.0% annualized rate in the first six months of 2019 primarily due to sales in the secondary market as fee income is central to the Company’s strategic focus. Yields also increased among all product lines as variable rate loans repriced to higher levels benefiting from the Federal Reserve Bank (“FRB”) rate hikes in 2018.

Asset Quality
Asset quality metrics remained favorable in the first half of 2019. The allowance for loan losses increased to $14.6 million from $13.9 million at year-end 2018 due to loan growth offset by lower specific reserves on fewer non-accruing loans. Non-accruing loans decreased $2.3 million in the first six months of 2019 as the Company benefited from favorable settlements of several credit relationships that approximated the carrying values of the loans. These improvements decreased the ratio of non-accruing loans to average loans to 0.62% from 0.73% at the end of 2018.

Deposits and Borrowings
Total deposits decreased $1.9 million in the first half of 2019 from year-end 2018.  While the Company’s expanding branch model has helped to increase new accounts, non-maturity deposits decreased $65.6 million primarily due to a $50.0 million customer transfer between money market and time deposits. New deposit accounts opened totaled 3,133 in the second quarter and 2,485 in the first quarter 2019 compared to 2,295 in the fourth quarter 2018.  Time deposits increased $63.7 million, reflecting the Company’s strategy to target funding durations at lower rates.  The average cost of deposits increased to 1.32% from 1.12% in the fourth quarter 2018 reflecting the FRB rate hike in December 2018.  Total borrowings increased by $52.2 million supporting loan growth during 2019.  Borrowing costs remained flat at 2.74% in 2019, but were up from 2.53% in the fourth quarter 2018 as a result of the December rate hike.

Derivative Financial Instruments
The notional balance of derivative financial instruments increased to $412.1 million at the end of the second quarter 2019 from $182.2 million at year-end 2018. The increase includes a $50.0 million notional amount related to an interest rate swap on brokered certificate of deposits to limit the Company’s exposure to rising interest rates over a five-year term. Additionally, the increase includes $84.6 million related to commercial loan interest rate derivatives with customers and matching hedges with a national bank counterparty. The net fair value of total derivatives was a liability of $1.5 million at the end of the second quarter 2019 compared to asset of $811 thousand at year-end 2018.

Equity
Total equity was $390.6 million, compared with $370.6 million at year-end 2018. The Company’s book value per share increased $1.26 to $25.13 from year-end 2018. The increase was primarily due to a $12.7 million improvement in the Company’s securities fair value adjustment, net of tax, along with strong net income of $13.4 million offset by $6.5 million in dividends. Tangible book value per share (non-GAAP measure) increased to $18.23 per share up from $16.94 per share at year-end 2018. Additionally, tangible book value per share excluding the impact of securities fair value adjustments (non-GAAP measure) increased to $17.88. The Company evaluates changes in tangible book value excluding securities adjustment, a non-GAAP financial measure, which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. The Company and the Bank remained "well capitalized" under regulatory guidelines at period-end. The Company's risk-based capital ratio remains over 14% as tangible book value continues to grow into 2019.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Summary
Second quarter 2019 net income was $6.1 million, or $0.39 per share, compared to $8.5 million, or $0.55 per share, in the same quarter of 2018. The decrease in net income includes lower net interest income on a higher cost of funds and an increase in non-interest expenses offset by non-interest income growth. Adjusted earnings in the second quarter 2019 totaled $6.3 million or $0.41 diluted earnings per share and $8.7 million or $0.56 diluted earnings per share in the same period of 2018.

The Company reported first half 2019 net income of $13.4 million or $0.86 per share, compared with $16.3 million or $1.05 per share in the same period of 2018. Adjusted earnings increased to $13.6 million, or $0.88 per share compared with $16.8 million, or $1.08 per share, for these respective periods. These changes largely reflect the same factors and trends discussed above that drove second quarter net income. The return on assets ratio during the first half of 2019 was 0.74% compared to 0.94% in the prior year due to lower net income and a higher average asset base. Adjusted return on assets (non-GAAP measure) was 0.76% for the first six months of 2019 compared to 0.97% in the prior year. Return on equity in the first half 2019 decreased to 7.07% from 9.34% in the prior year due to lower net income and growth in the average equity balance. Correspondingly, adjusted return on equity (non-GAAP measure) was 7.19% for the first six months of 2019 compared to 9.58% in the prior year.

Net Interest Income
Second quarter interest income was $33.8 million, up 7% from the second quarter of 2018 as average earning assets grew $95.2 million. The yield on total loans for the three months ended expanded fourteen basis points, driven by the yield on commercial real estate loans expanding 26 basis points. Purchase loan accretion contributed 0.09% to net interest margin in the second quarter 2019 compared to 0.11% in the second quarter 2018. Improvement in interest income was offset by a 46 basis point increase in interest expense due to interest bearing liabilities being subject to higher short-term interest rates and the flattening of the yield curve in 2019. Net interest income was $21.5 million compared with $23.0 million in the same quarter of 2018 and net interest margin was 2.65% and 2.91% for the same respective periods.

For the first six months of the year, interest income from earning assets increased to $67.0 million with a yield of 4.16% compared to $62.5 million with a yield of 3.91% in the same period of 2018. The yield on total loans for the six months ended expanded 20 basis points, driven by the yield on commercial real estate loans expanding 30 basis points and the yield on commercial and industrial loans expanding 22 basis points. Improvement in interest income was offset by interest expense increasing to $23.8 million in first half of 2019 from $16.3 million in the first half of 2018. Net interest income decreased year over year to $43.2 million from $46.2 million for the same period in the prior year and net interest margin was 2.71% and 2.95% for the same respective periods. The year-to-date effect, and management’s response, on net interest margin from interest-bearing liabilities is the same as the quarterly discussion.

Non-Interest Income
Second quarter non-interest income grew 5% to $7.5 million from $7.1 million same quarter in 2018. The increase is primarily due to higher customer service fees on higher transaction volume, an increase in customer derivative income due to commercial loan growth and an increase in bank-owned life insurance income given additional investments in July 2018.

Non-interest income for the first six months of 2019 increased year over year by 2% to $13.6 million compared to $13.4 million for the same period of 2018. The increase in non-interest income for the six-month period is driven by the same reasons as the quarterly period.

Loan Loss Provision
The second quarter 2019 provision for loan losses decreased to $562 thousand from $770 thousand in the same quarter 2018. On a year-to-date basis, the provision for loan losses decreased to $886 thousand in 2019 compared to $1.6 million in 2018. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The Company continues to see a positive quarterly trend in both recoveries and charged-off loans. The net charged-off loans to average loans ratio remained low at zero annualized rate for the second quarter 2019.

Non-Interest Expense
Non-interest expense increased to $20.9 million in the second quarter 2019 compared to $18.7 million in the same quarter of 2018. The increase primarily relates to salaries and occupancy costs. Salary and employee benefits increased due to several strategic hires along with an increase in full-time equivalents to 474 from 451 in 2018 primarily related to new locations that were previously announced. Occupancy and equipment expense is also higher in 2019 compared to 2018 due to the new locations placed in service during the fourth quarter of 2018 and renovations to the Newport, New Hampshire branch in the spring of 2019. Second quarter acquisition, conversion and other expenses totaled $280 thousand in 2019 related to the branch acquisition due diligence compared to $214 thousand in 2018 related to a wealth management system conversion.

For the first six months of 2019 and 2018 non-interest expense increased to $39.5 million in first half of 2019 from $37.5 million in the same period of 2018. The increase in non-interest expense for the six-month period is driven by the same reasons as the quarterly period.

Income Tax Expense
The second quarter effective tax rate decreased to 18.2% in 2019 compared with 19.9% in the same quarter of 2018, reflecting a higher level of tax-advantaged income.

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

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-in-Custody program and the Discount Window at the Federal Reserve Bank of Boston (the "FRB"). At June 30, 2019, the Bank’s available secured line of credit at the FRB stood at $112.94 million or 3.02% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

The Company’s off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

As of June 30, 2019 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in year 1 was slightly liability sensitive and in year 2 was slightly asset sensitive.

Assuming short-term and long-term interest rates decline 200 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-0.46% versus the base case) while deteriorating further from that level over the two-year horizon (-5.30% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively unchanged over the one and two-year horizons (-1.28% and +0.25%, respectively).

As compared to December 31, 2018, the year-one sensitivity in the down 100 basis points scenario was down slightly for the six months ended June 30, 2019 (+1.7% prior, versus +0.16% current).  The year-two sensitivities in the down 100 basis points scenario changed going from +0.7% to -0.41%.  In the year-one up 200 basis points scenario, results declined going from -3.7% to -1.28%. Year-two, up 200 basis points declined (-8.3% prior, versus 0.25% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of June 30, 2019 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1-30, 2019	8,010	$26.25	8,010	767,990
May 1-31, 2019	—	—	—	767,990
June 1-30, 2019	—	—	—	767,990
Total	8,010	$26.25	8,010	767,990

(1) On March 21, 2019 the Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 776,000 shares as of March 15, 2019. The stock repurchase plan expires on March 20, 2020.

ITEM 6.    EXHIBITS

10.1	Purchase and Assumption Agreement, dated July 8, 2019, by and between People’s United Bank, National Association, and Bar Harbor Bank & Trust

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 5, 2019	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: August 5, 2019	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer