Form 10-Q
period 2019-09-30
BAR HARBOR BANKSHARES
filed 2019-11-04
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The Registrant had 15,552,297 shares of common stock, par value $2.00 per share, outstanding as of October 31, 2019.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$50,032	$35,208
Interest-bearing deposit with the Federal Reserve Bank	21,561	63,546
Total cash and cash equivalents	71,593	98,754
Securities available for sale, at fair value	675,675	725,837
Federal Home Loan Bank stock	27,469	35,659
Total securities	703,144	761,496
Loans:
Commercial real estate	923,773	826,699
Commercial and industrial	402,706	404,870
Residential real estate	1,143,452	1,144,698
Consumer	107,375	113,960
Total loans	2,577,306	2,490,227
Less: Allowance for loan losses	(15,353)	(13,866)
Net loans	2,561,953	2,476,361
Premises and equipment, net	47,644	48,804
Other real estate owned	2,455	2,351
Goodwill	100,085	100,085
Other intangible assets	6,879	7,459
Cash surrender value of bank-owned life insurance	75,368	73,810
Deferred tax assets, net	4,988	9,514
Other assets	38,365	29,853
Total assets	$3,612,474	$3,608,487

Liabilities
Deposits:
Demand	$380,707	$370,889
NOW	490,315	484,717
Savings	360,570	358,888
Money market	359,328	335,951
Time	902,665	932,793
Total deposits	2,493,585	2,483,238
Borrowings:
Senior	641,819	680,823
Subordinated	42,928	42,973
Total borrowings	684,747	723,796
Other liabilities	39,683	30,874
Total liabilities	3,218,015	3,237,908
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at September 30, 2019 and December 31, 2018, respectively	32,857	32,857
Additional paid-in capital	188,283	187,653
Retained earnings	174,994	166,526
Accumulated other comprehensive income (loss)	3,045	(11,802)
Less: 879,785 and 905,201 shares of treasury stock at September 30, 2019 and December 31, 2018, respectively	(4,720)	(4,655)
Total shareholders’ equity	394,459	370,579
Total liabilities and shareholders’ equity	$3,612,474	$3,608,487

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income
Loans	$28,157	$26,212	$82,681	$77,272
Securities and other	6,105	5,972	18,593	17,407
Total interest and dividend income	34,262	32,184	101,274	94,679
Interest expense
Deposits	7,143	5,478	20,336	13,868
Borrowings	4,674	4,237	15,232	12,192
Total interest expense	11,817	9,715	35,568	26,060
Net interest income	22,445	22,469	65,706	68,619
Provision for loan losses	893	643	1,779	2,208
Net interest income after provision for loan losses	21,552	21,826	63,927	66,411
Non-interest income
Trust and investment management fee income	3,013	2,952	8,836	9,036
Customer service fees	2,553	2,490	7,336	7,061
Gain on sales of securities, net	157	—	157	—
Bank-owned life insurance income	497	505	1,558	1,328
Customer derivative income	828	—	1,553	545
Other income	595	1,179	1,823	2,515
Total non-interest income	7,643	7,126	21,263	20,485
Non-interest expense
Salaries and employee benefits	11,364	10,331	33,568	31,695
Occupancy and equipment	3,415	3,366	10,101	9,364
Loss on premises and equipment, net	—	—	21	—
Outside services	424	456	1,278	1,597
Professional services	707	223	1,821	1,016
Communication	189	217	707	701
Marketing	613	293	1,419	1,207
Amortization of intangible assets	207	207	621	621
Acquisition, restructuring and other expenses	3,039	70	3,319	619
Other expenses	3,442	2,743	10,075	8,623
Total non-interest expense	23,400	17,906	62,930	55,443

Income before income taxes	5,795	11,046	22,260	31,453
Income tax expense	780	2,076	3,847	6,136
Net income	$5,015	$8,970	$18,413	$25,317

Earnings per share:
Basic	$0.32	$0.58	$1.19	$1.64
Diluted	$0.32	$0.58	$1.18	$1.63

Weighted average common shares outstanding:
Basic	15,547	15,503	15,536	15,478
Diluted	15,581	15,580	15,582	15,564
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$5,015	$8,970	$18,413	$25,317
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on securities available-for-sale	3,200	(5,850)	21,746	(19,639)
Changes in unrealized (loss) gain on cash flow hedging derivatives	(370)	299	(2,372)	1,179
Changes in unrealized gain on pension	—	—	—	41
Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on securities available-for-sale	(747)	1,291	(5,081)	4,565
Changes in unrealized loss (gain) on cash flow hedging derivatives	85	(81)	554	(290)
Changes in unrealized loss on pension	—	—	—	(10)
Total other comprehensive income (loss)	2,168	(4,341)	14,847	(14,154)
Total comprehensive income	$7,183	$4,629	$33,260	$11,163

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641
Net income	—	—	16,347	—	—	16,347
Other comprehensive loss	—	—	—	(9,813)	—	(9,813)
Cash dividends declared ($0.39 per share)	—	—	(5,981)	—	—	(5,981)
Treasury stock purchased (9,294 shares)	—	—	—	—	(278)	(278)
Net issuance (62,782 shares) to employee stock plans, including related tax effects	—	(131)	—	—	735	604
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	627	—	—	—	627
Balance at June 30, 2018	32,857	187,198	156,139	(15,347)	(4,884)	355,963

Net income	—	—	8,970	—	—	8,970
Other comprehensive loss	—	—	—	(4,341)	—	(4,341)
Cash dividends declared ($0.20 per share)	—	—	(3,101)	—	—	(3,101)
Treasury stock purchased (1,605 shares)	—	—	—	—	(46)	(46)
Net issuance (11,869 shares) to employee stock plans, including related tax effects	—	(123)	—	—	154	31
Recognition of stock based compensation	—	209	—	—	—	209
Balance at September 30, 2018	$32,857	$187,284	$162,008	$(19,688)	$(4,776)	$357,685

Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579
Net income	—	—	13,398	—	—	13,398
Other comprehensive income	—	—	—	12,679	—	12,679
Cash dividends declared ($0.42 per share)	—	—	(6,524)	—	—	(6,524)
Treasury stock purchased (8,010 shares)	—	—	—	—	(210)	(210)
Net issuance (21,119 shares) to employee stock plans, including related tax effects	—	(69)	—	—	149	80
Recognition of stock based compensation	—	560	—	—	—	560
Balance at June 30, 2019	32,857	188,144	173,400	877	(4,716)	390,562

Net income	—	—	5,015	—	—	5,015
Other comprehensive income	—	—	—	2,168	—	2,168
Cash dividends declared ($0.22 per share)	—	—	(3,421)	—	—	(3,421)
Treasury stock purchased (5,482 shares)	—	—	—	—	(136)	(136)
Net issuance (4,297 shares) to employee stock plans, including related tax effects	—	(17)	—	—	132	115
Recognition of stock based compensation	—	156	—	—	—	156
Balance at September 30, 2019	$32,857	$188,283	$174,994	$3,045	$(4,720)	$394,459

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$18,413	$25,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,779	2,208
Net amortization of securities	2,535	3,066
Change in unamortized net loan costs and premiums	(278)	46
Premises and equipment depreciation	2,942	2,821
Stock-based compensation expense	716	836
Accretion of purchase accounting entries, net	(2,613)	(2,780)
Amortization of other intangibles	621	621
Income from cash surrender value of bank-owned life insurance policies	(1,558)	(1,328)
Gain on sales of securities, net	(157)	—
Loss on other real estate owned	146	—
Loss on premises and equipment, net	21	—
Net change in other assets and liabilities	(1,722)	(3,644)
Net cash provided by operating activities	20,845	27,163

Cash flows from investing activities:
Proceeds from sales of securities available for sale	67,983	—
Proceeds from maturities, calls and prepayments of securities available for sale	77,812	72,278
Purchases of securities available for sale	(76,620)	(90,399)
Net change in loans	(85,483)	2,852
Purchase of Federal Home Loan Bank stock	(10,471)	(1,172)
Proceeds from sale of Federal Home Loan Bank stock	18,661	5,123
Purchase of premises and equipment, net	(1,803)	(2,675)
Purchase of bank-owned life insurance	—	(14,000)
Proceeds from sale of other real estate owned	—	69
Net cash used in investing activities	(9,921)	(27,924)

Cash flows from financing activities:
Net increase in deposits	10,968	38,885
Proceeds from advances from the Federal Home Loan Bank	9,722,907	7,276,306
Repayments of advances from the Federal Home Loan Bank	(9,766,912)	(7,320,515)
Net change in short-term other borrowings	5,048	(3,255)
Exercise of stock options	195	635
Treasury stock purchased	(346)	(324)
Cash dividends paid on common stock	(9,945)	(9,082)
Net cash used in financing activities	(38,085)	(17,350)

Net change in cash and cash equivalents	(27,161)	(18,111)
Cash and cash equivalents at beginning of year	98,754	90,685
Cash and cash equivalents at end of year	$71,593	$72,574

Supplemental cash flow information:
Interest paid	$34,394	$25,537
Income taxes paid, net	2,479	9,927

Other non-cash changes:
Real estate owned acquired in settlement of loans	250	30
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.          BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company” or “Bar Harbor”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include the accounts of the Company, its wholly owned subsidiary Bar Harbor Bank & Trust (the "Bank") and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority owned subsidiaries are consolidated unless GAAP requires otherwise.

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

While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for available for sale securities with unrealized losses, rather than reduce the amortized cost of the securities by direct write-offs. The guidance will require companies to recognize improvements to estimated credit losses immediately in earnings rather than interest income over time.

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
Early adoption is permitted in 2019.
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
		January 1, 2020	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.
ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans.	January 1, 2021	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.

NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$344,547	$5,924	$1,328	$349,143
US Government agency	116,912	2,130	217	118,825
Private label	20,268	75	389	19,954
Obligations of states and political subdivisions thereof	107,854	3,519	147	111,226
Corporate bonds	75,652	1,554	679	76,527
Total securities available for sale	$665,233	$13,202	$2,760	$675,675

December 31, 2018
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$413,492	$904	$9,444	$404,952
US Government agency	111,938	509	1,935	110,512
Private label	20,353	113	84	20,382
Obligations of states and political subdivisions thereof	133,260	1,081	2,076	132,265
Corporate bonds	58,098	264	636	57,726
Total securities available for sale	$737,141	$2,871	$14,175	$725,837

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at September 30, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$190	$191
Over 1 year to 5 years	33,984	34,856
Over 5 years to 10 years	56,882	57,482
Over 10 years	92,451	95,224
Total bonds and obligations	183,507	187,753
Mortgage-backed securities	481,726	487,922
Total securities available for sale	$665,233	$675,675

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$140	$30,711	$1,188	$60,174	$1,328	$90,885
US Government agency	117	10,691	100	9,767	217	20,458
Private label	385	19,573	4	39	389	19,612
Obligations of states and political subdivisions thereof	20	4,138	127	1,692	147	5,830
Corporate bonds	493	14,506	186	7,186	679	21,692
Total securities available for sale	$1,155	$79,619	$1,605	$78,858	$2,760	$158,477

December 31, 2018
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$155	$19,367	$9,289	$297,569	$9,444	$316,936
US Government agency	16	2,570	1,919	68,266	1,935	70,836
Private label	79	10,393	5	47	84	10,440
Obligations of states and political subdivisions thereof	43	6,784	2,033	47,930	2,076	54,714
Corporate bonds	224	11,759	412	14,460	636	26,219
Total securities available for sale	$517	$50,873	$13,658	$428,272	$14,175	$479,145

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the three and nine months ended September 30, 2019 and 2018 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Estimated credit losses as of prior year-end	$1,697	$1,697	$1,697	$1,697
Reductions for securities paid off during the period	—	—	—	—
Estimated credit losses at end of the period	$1,697	$1,697	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2019:

US Government-sponsored enterprises
172 out of the total 702 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.4% of the amortized cost of securities in unrealized loss positions. The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency
46 out of the total 190 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.0% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label
Nine of the total 20 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.9% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
Nine of the total 219 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds
Seven out of the total 26 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 3.0% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from other institutions. The following is a summary of total loans:

	September 30, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$28,802	$2,064	$30,866	$23,754	$2,890	$26,644
Other commercial real estate	672,885	220,022	892,907	555,980	244,075	800,055
Total commercial real estate	701,687	222,086	923,773	579,734	246,965	826,699

Commercial and industrial:
Commercial	239,894	40,490	280,384	234,757	52,470	287,227
Agricultural	21,206	—	21,206	22,317	—	22,317
Tax exempt	66,043	35,073	101,116	56,588	38,738	95,326
Total commercial and industrial	327,143	75,563	402,706	313,662	91,208	404,870

Total commercial loans	1,028,830	297,649	1,326,479	893,396	338,173	1,231,569

Residential real estate:
Residential mortgages	730,516	412,936	1,143,452	670,189	474,509	1,144,698
Total residential real estate	730,516	412,936	1,143,452	670,189	474,509	1,144,698

Consumer:
Home equity	58,556	37,600	96,156	57,898	45,291	103,189
Other consumer	10,234	985	11,219	9,414	1,357	10,771
Total consumer	68,790	38,585	107,375	67,312	46,648	113,960

Total loans	$1,828,136	$749,170	$2,577,306	$1,630,897	$859,330	$2,490,227

The carrying amount of the acquired loans at September 30, 2019 totaled $749.2 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $8.4 million (and total note balances of $11.5 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at the acquisition date had a carrying amount of $740.8 million as of September 30, 2019.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended September 30,
(in thousands)	2019	2018
Balance at beginning of period	$4,195	$2,807
Reclassification from non-accretable difference for loans with (decreased) improved cash flows	(126)	1,985
Accretion	(581)	(315)
Balance at end of period	$3,488	$4,477

	Nine Months Ended September 30,
(in thousands)	2019	2018
Balance at beginning of period	$4,377	$3,509
Reclassification from non-accretable difference for loans with improved cash flows	498	2,031
Accretion	(1,387)	(1,063)
Balance at end of period	$3,488	$4,477

The following is a summary of past due loans at September 30, 2019 and December 31, 2018:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2019
Commercial real estate:
Construction and land development	$—	$—	$73	$73	$28,729	$28,802	$73
Other commercial real estate	985	56	6,773	7,814	665,071	672,885	—
Total commercial real estate	985	56	6,846	7,887	693,800	701,687	73

Commercial and industrial:
Commercial	772	64	1,145	1,981	237,913	239,894	—
Agricultural	121	72	25	218	20,988	21,206	—
Tax exempt	—	—	—	—	66,043	66,043	—
Total commercial and industrial	893	136	1,170	2,199	324,944	327,143	—

Total commercial loans	1,878	192	8,016	10,086	1,018,744	1,028,830	73

Residential real estate:
Residential mortgages	399	345	871	1,615	728,901	730,516	71
Total residential real estate	399	345	871	1,615	728,901	730,516	71

Consumer:
Home equity	131	65	315	511	58,045	58,556	—
Other consumer	2	7	—	9	10,225	10,234	—
Total consumer	133	72	315	520	68,270	68,790	—

Total loans	$2,410	$609	$9,202	$12,221	$1,815,915	$1,828,136	$144

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2019
Commercial real estate:
Construction and land development	$12	$—	$—	$12	$190	$2,064	$—
Other commercial real estate	434	—	240	674	4,859	220,022	72
Total commercial real estate	446	—	240	686	5,049	222,086	72

Commercial and industrial:
Commercial	—	41	750	791	249	40,490	387
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	35,073	—
Total commercial and industrial	—	41	750	791	249	75,563	387

Total commercial loans	446	41	990	1,477	5,298	297,649	459

Residential real estate:
Residential mortgages	245	519	874	1,638	3,093	412,936	47
Total residential real estate	245	519	874	1,638	3,093	412,936	47

Consumer:
Home equity	356	133	180	669	19	37,600	37
Other consumer	—	—	—	—	—	985	—
Total consumer	356	133	180	669	19	38,585	37

Total loans	$1,047	$693	$2,044	$3,784	$8,410	$749,170	$543

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$23,754	$23,754	$—
Other commercial real estate	1,146	—	6,725	7,871	548,109	555,980	—
Total commercial real estate	1,146	—	6,725	7,871	571,863	579,734	—

Commercial and industrial:
Commercial	395	60	402	857	233,900	234,757	50
Agricultural	65	6	25	96	22,221	22,317	—
Tax exempt	—	—	—	—	56,588	56,588	—
Total commercial and industrial	460	66	427	953	312,709	313,662	50

Total commercial loans	1,606	66	7,152	8,824	884,572	893,396	50

Residential real estate:
Residential mortgages	3,565	641	1,309	5,515	664,674	670,189	—
Total residential real estate	3,565	641	1,309	5,515	664,674	670,189	—

Consumer:
Home equity	72	—	—	72	57,826	57,898	—
Other consumer	17	—	11	28	9,386	9,414	—
Total consumer	89	—	11	100	67,212	67,312	—

Total loans	$5,260	$707	$8,472	$14,439	$1,616,458	$1,630,897	$50

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$164	$2,890	$—
Other commercial real estate	631	99	211	941	6,143	244,075	—
Total commercial real estate	631	99	211	941	6,307	246,965	—

Commercial and industrial:
Commercial	149	26	494	669	679	52,470	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	38,738	—
Total commercial and industrial	149	26	494	669	679	91,208	—

Total commercial loans	780	125	705	1,610	6,986	338,173	—

Residential real estate:
Residential mortgages	3,419	254	1,792	5,465	3,095	474,509	—
Total residential real estate	3,419	254	1,792	5,465	3,095	474,509	—

Consumer:
Home equity	198	—	66	264	22	45,291	7
Other consumer	17	—	—	17	3	1,357	189
Total consumer	215	—	66	281	25	46,648	196

Total loans	$4,414	$379	$2,563	$7,356	$10,106	$859,330	$196

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$1	$—	$1	$1	$—	$1
Other commercial real estate	8,172	346	8,518	7,873	282	8,155
Total commercial real estate	8,173	346	8,519	7,874	282	8,156

Commercial and industrial:
Commercial	1,268	575	1,843	1,423	643	2,066
Agricultural	234	—	234	265	—	265
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,502	575	2,077	1,688	643	2,331

Total commercial loans	9,675	921	10,596	9,562	925	10,487

Residential real estate:
Residential mortgages	3,277	2,063	5,340	4,213	2,997	7,210
Total residential real estate	3,277	2,063	5,340	4,213	2,997	7,210

Consumer:
Home equity	564	154	718	246	201	447
Other consumer	25	—	25	90	1	91
Total consumer	589	154	743	336	202	538

Total loans	$13,541	$3,138	$16,679	$14,111	$4,124	$18,235

Loans evaluated for impairment as of September 30, 2019 and December 31, 2018 are, as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
September 30, 2019
Balance at end of period
Individually evaluated for impairment	$8,759	$1,323	$2,643	$13	$12,738
Collectively evaluated	692,928	325,820	727,873	68,777	1,815,398
Total	$701,687	$327,143	$730,516	$68,790	$1,828,136

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
September 30, 2019
Balance at end of period
Individually evaluated for impairment	$257	$414	$973	$—	$1,644
Purchased credit impaired	5,049	249	3,093	19	8,410
Collectively evaluated	216,780	74,900	408,870	38,566	739,116
Total	$222,086	$75,563	$412,936	$38,585	$749,170

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Balance at end of period
Individually evaluated for impairment	$9,835	$1,445	$2,562	$13	$13,855
Collectively evaluated	569,899	312,217	667,627	67,299	1,617,042
Total	$579,734	$313,662	$670,189	$67,312	$1,630,897

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Balance at end of period
Individually evaluated for impairment	$188	$426	$744	$—	$1,358
Purchased credit impaired	6,307	679	3,095	25	10,106
Collectively evaluated	240,470	90,103	470,670	46,623	847,866
Total	$246,965	$91,208	$474,509	$46,648	$859,330

The following is a summary of impaired loans at September 30, 2019 and December 31, 2018:
Business Activities Loans

	September 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	5,634	5,675	—
Commercial	657	713	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	2,082	2,236	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	3,124	3,262	989
Commercial	666	694	240
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	561	594	66
Home equity	13	13	1
Other consumer	—	—	—

Total
Commercial real estate	$8,759	$8,938	$990
Commercial and industrial	1,323	1,407	240
Residential real estate	2,643	2,830	66
Consumer	13	13	1
Total impaired loans	$12,738	$13,188	$1,297

Acquired Loans

	September 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	90	90	—
Commercial	414	508	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	616	852	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	167	168	12
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	357	376	32
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$257	$258	$12
Commercial and industrial	414	508	—
Residential real estate	973	1,228	32
Consumer	—	—	—
Total impaired loans	$1,644	$1,994	$44

Business Activities Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	8,209	8,301	—
Commercial	649	669	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,671	1,709	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	1,625	1,660	421
Commercial	796	855	78
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	891	916	111
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	$9,835	$9,962	$422
Commercial and industrial	1,445	1,524	78
Residential real estate	2,562	2,625	111
Consumer	13	13	—
Total impaired loans	$13,855	$14,124	$611

Acquired Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	188	187	—
Commercial	426	510	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	375	524	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	369	379	41
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$188	$187	$—
Commercial and industrial	426	510	—
Residential real estate	744	903	41
Consumer	—	—	—
Total impaired loans	$1,358	$1,600	$41

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018:

Business Activities Loans

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	5,528	52	6,639	31
Commercial	747	4	625	2
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	2,041	16	3,955	9
Home equity	—	—	158	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$1	$—	$1	$—
Other commercial real estate	3,217	—	2,214	—
Commercial	654	—	788	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	551	2	888	3
Home equity	12	—	13	—
Other consumer	—	—	—	—

Total
Commercial real estate	$8,746	$52	$8,854	$31
Commercial and industrial	1,401	4	1,413	2
Residential real estate	2,592	18	4,843	12
Consumer	12	—	171	—
Total impaired loans	$12,751	$74	$15,281	$45

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	5,466	56	6,204	46
Commercial	792	7	628	7
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	2,089	47	4,027	28
Home equity	—	—	236	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$2	$—	$1	$—
Other commercial real estate	2,972	29	1,600	6
Commercial	497	—	716	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	540	7	800	7
Home equity	13	—	13	—
Other consumer	—	—	—	—

Total
Commercial real estate	$8,440	$85	$7,805	$52
Commercial and industrial	1,289	7	1,344	7
Residential real estate	2,629	54	4,827	35
Consumer	13	—	249	—
Total impaired loans	$12,371	$146	$14,225	$94

Acquired Loans

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	88	—	95	—
Commercial	395	—	469	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	702	—	276	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	165	—	—	—
Commercial	—	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	352	—	181	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$253	$—	$95	$—
Commercial and industrial	395	—	469	—
Residential real estate	1,054	—	457	—
Consumer	—	—	—	—
Total impaired loans	$1,702	$—	$1,021	$—

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	89	—	97	1
Commercial	429	—	445	1
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	593	—	124	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	123	—	—	—
Commercial	—	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	361	—	186	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$212	$—	$97	$1
Commercial and industrial	429	—	445	1
Residential real estate	954	—	310	—
Consumer	—	—	—	—
Total impaired loans	$1,595	$—	$852	$2

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2019 and 2018, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Three Months Ended September 30, 2019
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	4	$268	$267
Agricultural	1	141	141
Residential mortgages	2	399	342
Total	7	$808	$750

	Three Months Ended September 30, 2018
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2	$1
Other commercial real estate	1	72	72
Commercial	5	104	60
Residential mortgages	2	228	225
Total	9	$406	$358

	Nine Months Ended September 30, 2019
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	9	$543	$529
Other commercial	4	168	91
Agricultural	1	141	141
Residential mortgages	11	1,133	1,034
Total	25	$1,985	$1,795

	Nine Months Ended September 30, 2018
(in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2	$1
Other commercial real estate	9	1,896	1,564
Other commercial	7	556	486
Agricultural	1	167	—
Residential mortgages	15	2,752	2,168
Home equity	1	100	100
Other consumer	2	5	4
Total	36	$5,478	$4,323

The following tables summarize the types of loan concessions made for the periods presented:

	Three Months Ended September 30,
	2019		2018
(in thousands, except modifications)	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment
Interest only payments	2	$90	—	$—
Forbearance	1	141	1	115
Forbearance and interest only payments	2	176	3	72
Forbearance and maturity concession	—	—	4	143
Forbearance, amortization and maturity concession	2	343	—	—
Maturity concession	—	—	1	28
Total	7	$750	9	$358

	Nine Months Ended September 30,
	2019		2018
(in thousands, except modifications)	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment
Interest rate and maturity concession	—	$—	1	$16
Interest only payments	2	90	—	—
Interest only payments and maturity concession	2	73	—	—
Amortization and maturity concession	4	273	—	—
Amortization, interest rate and maturity concession	1	77	—	—
Forbearance	3	253	3	271
Forbearance and interest only payments	5	331	6	121
Forbearance and maturity concession	—	—	17	1,774
Forbearance, amortization and maturity concession	7	640	—	—
Maturity concession	—	—	2	440
Restructure with maturity concession	—	—	5	1,419
Other	1	58	2	282
Total	25	$1,795	36	$4,323

For the three and nine months ended September 30, 2019, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure
As of September 30, 2019 and December 31, 2018, the Company maintained bank-owned residential real estate property with a fair value of $2.5 million. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of September 30, 2019 and December 31, 2018 totaled $931 thousand and $1.5 million, respectively.

Mortgage Banking
Total residential loans included held for sale loans of $4.0 million and $168 thousand at September 30, 2019 and December 31, 2018, respectively.

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

Activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 are, as follows:

Business Activities Loans	At or for the Three Months Ended September 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$7,206	$2,748	$3,942	$394	$14,290
Charged-off loans	—	—	(108)	(55)	(163)
Recoveries on charged-off loans	1	62	36	1	100
(Releases) provision for loan losses	956	63	(111)	(94)	814
Balance at end of period	$8,163	$2,873	$3,759	$246	$15,041
Individually evaluated for impairment	990	240	66	1	1,297
Collectively evaluated	7,173	2,633	3,693	245	13,744
Total	$8,163	$2,873	$3,759	$246	$15,041

Acquired Loans	At or for the Three Months Ended September 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$159	$22	$101	$—	$282
Charged-off loans	—	—	(52)	—	(52)
Recoveries on charged-off loans	—	—	—	3	3
(Releases) provision for loan losses	(2)	(15)	99	(3)	79
Balance at end of period	$157	$7	$148	$—	$312
Individually evaluated for impairment	12	—	32	—	44
Collectively evaluated	145	7	116	—	268
Total	$157	$7	$148	$—	$312

Business Activities Loans	At or for the Nine Months Ended September 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(57)	(13)	(110)	(129)	(309)
Recoveries on charged-off loans	131	62	55	8	256
(Releases) provision for loan losses	1,278	444	(168)	(41)	1,513
Balance at end of period	$8,163	$2,873	$3,759	$246	$15,041
Individually evaluated for impairment	990	240	66	1	1,297
Collectively evaluated	7,173	2,633	3,693	245	13,744
Total	$8,163	$2,873	$3,759	$246	$15,041

Acquired Loans	At or for the Nine Months Ended September 30, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(15)	(222)	(5)	(242)
Recoveries on charged-off loans	—	—	—	3	3
(Releases) provision for loan losses	(16)	(13)	293	2	266
Balance at end of period	$157	$7	$148	$—	$312
Individually evaluated for impairment	12	—	32	—	44
Collectively evaluated	145	7	116	—	268
Total	$157	$7	$148	$—	$312

Business Activities Loans	At or for the Three Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,367	$2,509	$3,454	$393	$12,723
Charged-off loans	(29)	—	(61)	(40)	(130)
Recoveries on charged-off loans	7	18	—	2	27
Provision (releases) for loan losses	291	(31)	258	66	584
Balance at end of period	$6,636	$2,496	$3,651	$421	$13,204
Individually evaluated for impairment	688	62	92	—	842
Collectively evaluated	5,948	2,434	3,559	421	12,362
Total	$6,636	$2,496	$3,651	$421	$13,204

Acquired Loans	At or for the Three Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$200	$82	$85	$—	$367
Charged-off loans	(30)	(71)	(62)	(5)	(168)
Recoveries on charged-off loans	25	—	—	—	25
Provision (releases) for loan losses	(23)	33	44	5	59
Balance at end of period	$172	$44	$67	$—	$283
Individually evaluated for impairment	—	—	20	—	20
Collectively evaluated	172	44	47	—	263
Total	$172	$44	$67	$—	$283

Business Activities Loans	At or for the Nine Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	(186)	(111)	(61)	(426)	(784)
Recoveries on charged-off loans	68	23	2	5	98
Provision for loan losses	717	211	353	456	1,737
Balance at end of period	$6,636	$2,496	$3,651	$421	$13,204
Individually evaluated for impairment	688	62	92	—	842
Collectively evaluated	5,948	2,434	3,559	421	12,362
Total	$6,636	$2,496	$3,651	$421	$13,204

Acquired Loans	At or for the Nine Months Ended September 30, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(136)	(166)	(126)	(64)	(492)
Recoveries on charged-off loans	43	7	—	82	132
Provision (releases) for loan losses	168	187	134	(18)	471
Balance at end of period	$172	$44	$67	$—	$283
Individually evaluated for impairment	—	—	20	—	20
Collectively evaluated	172	44	47	—	263
Total	$172	$44	$67	$—	$283

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

The following tables present the Company’s loans by risk rating at September 30, 2019 and December 31, 2018:

Business Activities Loans
Commercial Real Estate

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Grade:
Pass	$28,728	$23,680	$647,075	$532,386	$675,803	$556,066
Special mention	—	73	12,474	8,319	12,474	8,392
Substandard	73	—	10,212	13,914	10,285	13,914
Doubtful	1	1	3,124	1,361	3,125	1,362
Total	$28,802	$23,754	$672,885	$555,980	$701,687	$579,734
Acquired Loans
Commercial Real Estate

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Grade:
Pass	$1,765	$2,626	$212,859	$236,393	$214,624	$239,019
Special mention	12	—	1,962	1,574	1,974	1,574
Substandard	287	264	5,033	6,009	5,320	6,273
Doubtful	—	—	168	99	168	99
Total	$2,064	$2,890	$220,022	$244,075	$222,086	$246,965

Business Activities Loans
Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Grade:
Pass	$219,962	$226,353	$20,413	$21,680	$66,043	$56,588	$306,418	$304,621
Special mention	14,000	6,730	346	215	—	—	14,346	6,945
Substandard	4,922	924	447	422	—	—	5,369	1,346
Doubtful	1,010	750	—	—	—	—	1,010	750
Total	$239,894	$234,757	$21,206	$22,317	$66,043	$56,588	$327,143	$313,662

Acquired Loans
Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Grade:
Pass	$37,111	$46,120	$—	$—	$35,073	$38,738	$72,184	$84,858
Special mention	2,511	4,825	—	—	—	—	2,511	4,825
Substandard	527	1,222	—	—	—	—	527	1,222
Doubtful	341	303	—	—	—	—	341	303
Total	$40,490	$52,470	$—	$—	$35,073	$38,738	$75,563	$91,208

Business Activities Loans
Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Performing	$727,239	$665,976	$57,992	$57,652	$10,209	$9,324	$795,440	$732,952
Nonperforming	3,277	4,213	564	246	25	90	3,866	4,549
Total	$730,516	$670,189	$58,556	$57,898	$10,234	$9,414	$799,306	$737,501

Acquired Loans
Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Performing	$409,830	$470,497	$37,446	$45,090	$985	$1,356	$448,261	$516,943
Nonperforming	3,106	4,012	154	201	—	1	3,260	4,214
Total	$412,936	$474,509	$37,600	$45,291	$985	$1,357	$451,521	$521,157

The following table summarizes total classified and criticized loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$13,541	$3,138	$16,679	$14,111	$4,124	$18,235
Substandard accruing	10,114	6,478	16,592	7,810	7,987	15,797
Doubtful accruing	—	—	—	—	—	—
Total classified	23,655	9,616	33,271	21,921	12,111	34,032
Special mention	26,820	4,485	31,305	15,337	6,399	21,736
Total Criticized	$50,475	$14,101	$64,576	$37,258	$18,510	$55,768

NOTE 5.               BORROWED FUNDS

Borrowed funds at September 30, 2019 and December 31, 2018 are summarized, as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$422,583	2.24%	$611,683	2.47%
Other borrowings	41,259	1.24	36,211	1.09
Total short-term borrowings	463,842	2.15	647,894	2.39
Long-term borrowings
Advances from the FHLB	177,977	2.25	32,929	1.86
Subordinated borrowings	37,928	5.69	37,973	5.58
Junior subordinated borrowings	5,000	6.15	5,000	5.96
Total long-term borrowings	220,905	2.93	75,902	3.99
Total	$684,747	2.40%	$723,796	2.56%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2019 and December 31, 2018.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2019, the Company’s available secured line of credit at the FRB was $107.7 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended September 30, 2019 and December 31, 2018.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50 million as of September 30, 2019 and December 31, 2018. There was no outstanding balance on the line of credit as of September 30, 2019 and December 31, 2018.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at September 30, 2019 and December 31, 2018 include no callable advances and $319 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2019 is, as follows:

	September 30, 2019
(in thousands, except rates)	Carrying Value	Weighted Average Rate
Fixed rate advances maturing:
2019	$393,601	2.27%
2020	54,982	2.14
2021	11,658	2.19
2022	134,000	2.25
2023	1,000	—
2024 and thereafter	5,319	1.79
Total FHLB advances	$600,560	2.24%

In April 2008, the Company issued fifteen year junior subordinated notes in the amount of $5.0 million. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are callable by the Bank after five years without penalty, the next date on which the securities can be redeemed is December 15, 2019. The interest rate is three-month LIBOR plus 3.45%. At September 30, 2019 and December 31, 2018 the interest rate was 5.57% and 6.24%, respectively.

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

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2019	December 31, 2018
Time less than $100,000	$659,610	$622,478
Time $100,000 through $250,000	151,995	193,535
Time $250,000 or more	91,060	116,780
Total time deposits	$902,665	$932,793

At September 30, 2019 and December 31, 2018, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2019	December 31, 2018
Within 1 year	$416,591	$505,313
Over 1 year to 2 years	365,372	258,176
Over 2 years to 3 years	70,050	123,337
Over 3 years to 4 years	25,603	14,494
Over 4 years to 5 years	22,597	31,353
Over 5 years	2,452	120
Total	$902,665	$932,793

Included in time deposits are brokered deposits of $554.3 million and $466.9 million at September 30, 2019 and December 31, 2018, respectively. Also included in time deposits are reciprocal deposits of $69.7 million and $52.4 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	September 30, 2019	Regulatory Minimum to be "Well Capitalized"	December 31, 2018	Regulatory Minimum to be "Well Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	14.01%	N/A	14.23%	N/A
Common equity tier 1 capital to risk-weighted assets	11.63	N/A	11.80	N/A
Tier 1 capital to risk-weighted assets	12.47	N/A	12.68	N/A
Tier 1 capital to average assets	8.65	N/A	8.53	N/A

Bank
Total capital to risk-weighted assets	13.45%	10.00%	13.82%	10.00%
Common equity tier 1 capital to risk-weighted assets	12.60	6.50	12.99	6.50
Tier 1 capital to risk-weighted assets	12.60	8.00	12.99	8.00
Tier 1 capital to average assets	8.74	5.00	8.74	5.00

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

At September 30, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well-capitalized" for regulatory purposes.

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income (loss) is, as follows:

(in thousands)	September 30, 2019	December 31, 2018
Other accumulated comprehensive income (loss), before tax:
Net unrealized gain (loss) on AFS securities	$10,442	$(11,304)
Net unrealized loss on effective cash flow hedging derivatives	(5,306)	(2,934)
Net unrealized loss on post-retirement plans	(1,162)	(1,162)

Income taxes related to items of accumulated other comprehensive (income) loss:
Net unrealized (gain) loss on AFS securities	(2,440)	2,641
Net unrealized loss on effective cash flow hedging derivatives	1,239	685
Net unrealized loss on post-retirement plans	272	272
Accumulated other comprehensive income (loss)	$3,045	$(11,802)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$3,357	$(784)	$2,573
Less: reclassification adjustment for gains (losses) realized in net income	157	(37)	120
Net unrealized gain on AFS securities	3,200	(747)	2,453

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(370)	85	(285)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(370)	85	(285)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$2,830	$(662)	$2,168

Three Months Ended September 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(5,850)	$1,291	$(4,559)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(5,850)	1,291	(4,559)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	299	(81)	218
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	299	(81)	218

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive loss	$(5,551)	$1,210	$(4,341)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$21,903	$(5,118)	$16,785
Less: reclassification adjustment for gains (losses) realized in net income	157	(37)	120
Net unrealized gain on AFS securities	21,746	(5,081)	16,665

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(2,372)	554	(1,818)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(2,372)	554	(1,818)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$19,374	$(4,527)	$14,847

Nine Months Ended September 30, 2018
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(19,639)	$4,565	$(15,074)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(19,639)	4,565	(15,074)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	1,179	(290)	889
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	1,179	(290)	889

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	41	(10)	31
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	41	(10)	31
Other comprehensive loss	$(18,419)	$4,265	$(14,154)

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Net unrealized (loss) gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized loss on pension plans	Total
Three Months Ended September 30, 2019
Balance at beginning of period	$5,547	$(3,782)	$(888)	$877
Other comprehensive gain (loss) before reclassifications	2,573	(285)	—	2,288
Less: amounts reclassified from accumulated other comprehensive income	120	—	—	120
Total other comprehensive income (loss)	2,453	(285)	—	2,168
Balance at end of period	$8,000	$(4,067)	$(888)	$3,045

Three Months Ended September 30, 2018
Balance at beginning of period	$(12,595)	$(2,064)	$(688)	$(15,347)
Other comprehensive (loss) gain before reclassifications	(4,559)	218	—	(4,341)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss) income	(4,559)	218	—	(4,341)
Balance at end of period	$(17,154)	$(1,846)	$(688)	$(19,688)

Nine Months Ended September 30, 2019
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive gain (loss) before reclassifications	16,785	(1,818)	—	14,967
Less: amounts reclassified from accumulated other comprehensive income	120	—	—	120
Total other comprehensive income (loss)	16,665	(1,818)	—	14,847
Balance at end of period	$8,000	$(4,067)	$(888)	$3,045

Nine Months Ended September 30, 2018
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive (loss) gain before reclassifications	(15,074)	889	31	(14,154)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss) income	(15,074)	889	31	(14,154)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(17,154)	$(1,846)	$(688)	$(19,688)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where Net Income is Presented
(in thousands)	2019	2018	2019	2018
Net realized gains on AFS securities:
Before tax(1)	$157	$—	$157	$—	Non-interest income
Tax effect	(37)	—	(37)	—	Tax expense
Total reclassifications for the period	$120	$—	$120	$—	Net of tax

(1) Net realized gains before tax include gross realized gains $716 thousand and realized losses of $559 thousand.

NOTE 8.    EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share and share data)	2019	2018	2019	2018
Net income	$5,015	$8,970	$18,413	$25,317

Average number of basic common shares outstanding	15,547,276	15,503,488	15,536,414	15,478,207
Plus: dilutive effect of stock options and awards outstanding (1)	34,027	76,575	45,282	85,559
Average number of diluted common shares outstanding (1)	15,581,303	15,580,063	15,581,696	15,563,766

Anti-dilutive options excluded from earnings calculation	—	—	—	14,394

Earnings per share:
Basic	$0.32	$0.58	$1.19	$1.64
Diluted	$0.32	$0.58	$1.18	$1.63
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

The following tables present information about derivative assets and liabilities at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate cap agreements	$90,000	3.4	$89
Interest rate swap on deposits	50,000	4.5	(2,179)
Total cash flow hedges	140,000		(2,090)

Economic hedges:
Forward sale commitments	7,762	0.1	(61)
Total economic hedges	7,762		(61)

Non-hedging derivatives:
Interest rate lock commitments	12,242	0.1	78
Customer loan derivative liability	169,569	9.8	(10,923)
Customer loan derivative asset	169,569	9.8	10,923
Total non-hedging derivatives	351,380		78

Total	$499,142		$(2,073)

	December 31, 2018
	Notional Amount	Weighted Average Maturity	Estimated Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate cap agreements	$90,000	4.1	$803
Total cash flow hedges	90,000		803

Non-hedging derivatives:
Interest rate lock commitments	957	0.1	8
Customer loan derivative liability	45,641	9.9	(1,353)
Customer loan derivative asset	45,641	9.9	1,353
Total non-hedging derivatives	92,239		8

Total	$182,239		$811

Information about derivative assets and liabilities for the three and nine months ended September 30, 2019 and 2018 is, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cash flow hedges:
Interest rate cap agreements
Realized loss in interest expense	$(183)	$(137)	$(521)	$(367)
Interest rate swap on deposits
Realized gain in interest expense	17	—	17	—

Economic hedges:
Forward commitments
Realized (loss) gain in other non-interest income	(31)	43	(61)	190

Non-hedging derivatives:
Interest rate lock commitments
Realized gain in other non-interest income	7	—	70	9

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

Customer loan derivatives
The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company is party to master netting arrangements with its financial institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $10.7 million with the counterparty.

NOTE 10.    FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$349,143	$—	$349,143
US Government agency	—	118,825	—	118,825
Private label	—	19,954	—	19,954
Obligations of states and political subdivisions thereof	—	111,226	—	111,226
Corporate bonds	—	76,527	—	76,527
Derivative assets	—	11,012	78	11,090
Derivative liabilities	—	(13,102)	(61)	(13,163)

	December 31, 2018
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$404,952	$—	$404,952
US Government agency	—	110,512	—	110,512
Private label	—	20,382	—	20,382
Obligations of states and political subdivisions thereof	—	132,265	—	132,265
Corporate bonds	—	57,726	—	57,726
Derivative assets	—	2,156	8	2,164
Derivative liabilities	—	(1,353)	—	(1,353)

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2019:

	Assets (Liabilities)
(in thousands)	Interest Rate Lock Commitments	Forward Commitments
Three Months Ended September 30, 2019
Balance at beginning of period	$71	$(30)
Realized gain recognized in non-interest income	7	(31)
Balance at end of period	$78	$(61)

Nine Months Ended September 30, 2019
Balance at beginning of period	$8	$—
Realized gain (loss) recognized in non-interest income	70	(61)
Balance at end of period	$78	$(61)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

(in thousands, except ratios)	Fair Value September 30, 2019	Valuation Techniques	Unobservable Inputs	Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$78	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(61)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$17

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	September 30, 2019	December 31, 2018	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Fair Value Measurement Date as of September 30, 2019
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$14,382	$15,213	$(182)	$831	September 2019
Capitalized servicing rights	4,108	4,882	—	—	September 2019
Other real estate owned	2,455	2,351	(146)	(146)	August 2019
Assets held for sale	1,901	—	—	—	September 2019
Total	$22,846	$22,446	$(328)	$685

There are no liabilities measured at fair value on a non-recurring basis.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

	Fair Value			Range
(in thousands, except ratios)	September 30, 2019	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$11,419	Fair value of collateral -appraised value	Loss severity	0% to 61%
			Appraised value	$0 to $6,915

Impaired loans	2,963	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,019

Capitalized servicing rights	4,108	Discounted cash flow	Constant prepayment rate (CPR)	10.21%
			Discount rate	10.08%

Other real estate owned	2,455	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling Costs	6% to 10%

Assets held for sale(b)	1,901	Fair value of asset less selling costs	Appraised value	$136 to $527
			Selling Costs	6%
Total	$22,846

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(b)	The carrying value of assets held for sale was $1.8 million as of September 30, 2019. There were no assets held for sale as of December 31, 2018.

	Fair Value			Range
(in thousands, except ratios)	December 31, 2018	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$11,676	Fair value of collateral -appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,537	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,072

Capitalized servicing rights	4,882	Discounted cash flow	Constant prepayment rate (CPR)	8.19%
			Discount rate	10.08%

Other real estate owned	2,351	Fair value of collateral less selling costs	Appraised value	$2,700
			Selling Costs	12.93%
Total	$22,446

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2019 and December 31, 2018.

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

Assets held for sale. Assets held for sale, identified as part of the Company’s strategic review and branch optimization exercise, were transferred from premises and equipment at the lower of amortized cost or fair value less the estimated sales costs. Assets held for sale fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

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

	September 30, 2019
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$71,593	$71,593	$71,593	$—	$—
Securities available for sale	675,675	675,675	—	675,675	—
FHLB stock	27,469	27,469	—	27,469	—
Net loans	2,561,953	2,567,331	—	—	2,567,331
Accrued interest receivable	3,218	3,218	—	3,218	—
Cash surrender value of bank-owned life insurance policies	75,368	75,368	—	75,368	—
Derivative assets	11,090	11,090	—	11,012	78

Financial Liabilities
Total deposits	$2,493,585	$2,491,023	$—	$2,491,023	$—
Short-term other borrowings	41,259	41,258	—	41,258	—
FHLB advances	600,559	601,377	—	601,377	—
Subordinated borrowings	37,928	37,928	—	37,928	—
Junior subordinated borrowings	5,000	4,556	—	4,556	—
Derivative liabilities	(13,163)	(13,163)	—	(13,102)	(61)

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,754	$98,754	$98,754	$—	$—
Securities available for sale	725,837	725,837	—	725,837	—
FHLB stock	35,659	35,659	—	35,659	—
Net loans	2,476,361	2,415,863	—	—	2,415,863
Accrued interest receivable	3,533	3,533	—	3,533	—
Cash surrender value of bank-owned life insurance policies	73,810	73,810	—	73,810	—
Derivative assets	2,164	2,164	—	2,156	8

Financial Liabilities
Total deposits	$2,483,238	$2,404,250	$—	$2,404,250	$—
Short-term other borrowings	36,211	36,171	—	36,171	—
FHLB advances	644,611	643,065	—	643,065	—
Subordinated borrowings	37,973	37,973	—	37,973	—
Junior subordinated borrowings	5,000	3,923	—	3,923	—
Derivative liabilities	(1,353)	(1,353)	—	—	(1,353)

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

Disaggregation of Revenue
The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Major Products/Service Lines
Trust management fees	$2,737	$2,720	$8,055	$8,268
Financial services fees	276	232	781	768
Interchange fees	1,323	1,146	3,567	3,277
Customer deposit fees	1,112	1,095	3,046	3,093
Other customer service fees	118	249	723	691
Total	$5,566	$5,442	$16,172	$16,097

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$2,839	$2,583	$7,874	$7,576
Products and services transferred over time	2,727	2,859	8,298	8,521
Total	$5,566	$5,442	$16,172	$16,097

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

(in thousands)	Balance at September 30, 2019	Balance at December 31, 2018
Balances from contracts with customers only:
Other Assets	$1,898	$2,866
Other Liabilities	3,179	4,923

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

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities as of September 30, 2019:

(in thousands)		September 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$8,447

Lease Liabilities
Operating lease liabilities	Other liabilities	8,524

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

September 30, 2019
Weighted-average remaining lease term
Operating leases	9.18

Weighted-average discount rate
Operating leases	3.37%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Costs
Operating lease cost	$234	$698
Variable lease cost	69	277
Total lease cost	$303	$975

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 are, as follows:

(in thousands)	Operating Leases
Twelve Months Ended:
September 30, 2020	$911
September 30, 2021	896
September 30, 2022	912
September 30, 2023	908
September 30, 2024	917
Thereafter	6,065
Total future minimum lease payments	10,609
Amounts representing interest	(2,085)
Present value of net future minimum lease payments	$8,524

NOTE 13.    SUBSEQUENT EVENTS

On July 8, 2019, the Company entered into a definitive agreement to acquire eight branches located in central Maine with approximately $287.0 million of deposits, $111.0 million of loans and $284.0 million of assets under management (as of March 31, 2019) from People’s United Bank, National Association. The transaction closed on October 25, 2019 and the Company received initial proceeds of $134.0 million that were net of a 6.3% premium on average total deposits plus a premium of 1.2 times annualized wealth management revenue and approximately $4.4 million for the premises. The Company used the proceeds to pay-down Federal Home Loan Bank advances. The Company is currently in the process of determining the final purchase price and allocation between the assets acquired and liabilities assumed.

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

Shown below is a profile of the Company as of September 30, 2019:

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PER SHARE DATA
Net earnings, diluted	$0.32	$0.58	$1.18	$1.63
Adjusted earnings, diluted(1)	0.47	0.58	1.35	1.66
Total book value	25.37	23.06	25.37	23.06
Tangible book value(1)	18.49	16.11	18.49	16.11
Market price at period end	24.93	28.72	24.93	28.72
Dividends	0.22	0.20	0.64	0.59

PERFORMANCE RATIOS(2)
Return on assets	0.55%	1.01%	0.68%	0.96%
Adjusted return on assets(1)	0.80	1.01	0.77	0.98
Return on equity	5.04	9.92	6.37	9.54
Adjusted return on equity(1)	7.36	9.98	7.25	9.72
Adjusted return on tangible equity(1)	10.31	14.52	10.25	14.23
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.75	2.81	2.72	2.90
Net interest margin (FTE), excluding purchased loan accretion((3)	2.65	2.71	2.63	2.79
Efficiency ratio(1)	65.02	57.88	65.83	59.05

GROWTH (Year-to-date)(1)
Total commercial loans	10.5%	2.8%	10.5%	2.8%
Total loans	4.7	(0.1)	4.7	(0.1)
Total deposits	0.6	2.2	0.6	2.2

FINANCIAL DATA (In millions)
Total assets	$3,612	$3,561	$3,612	$3,561
Total earning assets(4)	3,270	3,253	3,270	3,253
Total investments	703	747	703	747
Total loans	2,577	2,484	2,577	2,484
Allowance for loan losses	15	13	15	13
Total goodwill and intangible assets	107	108	107	108
Total deposits	2,494	2,390	2,494	2,390
Total shareholders' equity	394	358	394	358
Net income	5	9	18	25
Adjusted income(1)	7	9	21	26

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	0.02%	0.04%	0.02%	0.06%
Allowance for loan losses/total loans	0.60	0.54	0.60	0.54
Loans/deposits	103	104	103	104
Shareholders' equity to total assets	10.92	10.04	10.92	10.04
Tangible shareholders' equity to tangible assets(1)	8.20	7.24	8.20	7.24

_________________________

(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4) Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS
The following tables present the quarterly trend in loan and deposit data and accompanying quarterly and year-to-date growth rates as of September 30, 2019 on an annualized basis:

LOAN ANALYSIS

						September 30, 2019 Annualized Growth %
(in thousands, except ratios)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Quarter End	Year to Date
Commercial real estate	$923,773	$881,479	$821,567	$826,699	$840,018	19.2%	15.7%
Commercial and industrial	301,590	312,029	305,185	309,544	303,984	(13.4)	(3.4)
Total commercial loans	1,225,363	1,193,508	1,126,752	1,136,243	1,144,002	10.7	10.5
Residential real estate	1,143,452	1,167,759	1,184,053	1,144,698	1,140,519	(8.3)	(0.1)
Consumer	107,375	112,275	111,402	113,960	117,239	(17.5)	(7.7)
Tax exempt and other	101,116	104,696	104,752	95,326	81,830	(13.7)	8.1
Total loans	$2,577,306	$2,578,238	$2,526,959	$2,490,227	$2,483,590	(0.1)%	4.7%

DEPOSIT ANALYSIS

						September 30, 2019 Annualized Growth %
(in thousands, except ratios)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Quarter End	Year to Date
Demand	$380,707	$354,125	$342,030	$370,889	$372,358	30.0%	3.5%
NOW	490,315	472,576	470,277	484,717	471,326	15.0	1.5
Savings	360,570	352,657	346,813	358,888	354,908	9.0	0.6
Money market	359,328	305,506	349,833	335,951	254,142	70.5	9.3
Total non-maturity deposits	1,590,920	1,484,864	1,508,953	1,550,445	1,452,734	28.6	3.5
Total time deposits	902,665	996,512	956,818	932,793	937,615	(37.7)	(4.3)
Total deposits	$2,493,585	$2,481,376	$2,465,771	$2,483,238	$2,390,349	2.0%	0.6%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2019			2018
(in thousands, except ratios)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$900,568	$10,750	4.74%	$837,058	$9,646	4.57%
Commercial and industrial	410,453	4,947	4.78	388,831	4,497	4.59
Residential	1,154,552	11,293	3.88	1,120,336	10,828	3.83
Consumer	109,562	1,418	5.13	117,735	1,438	4.85
Total loans (1)	2,575,135	28,408	4.38	2,463,960	26,409	4.25
Securities and other (2)	732,925	6,356	3.44	773,562	6,267	3.21
Total earning assets	3,308,060	34,764	4.17%	3,237,522	32,676	4.00%
Other assets	333,896			295,162
Total assets	$3,641,956			$3,532,684

Liabilities
NOW	$487,506	$621	0.51%	$461,875	$501	0.43%
Savings	359,242	193	0.21	356,834	151	0.17
Money market	338,013	1,168	1.37	259,738	500	0.76
Time deposits	947,949	5,161	2.16	964,108	4,325	1.78
Total interest bearing deposits	2,132,710	7,143	1.33	2,042,555	5,477	1.06
Borrowings	708,222	4,674	2.62	744,632	4,237	2.26
Total interest bearing liabilities	2,840,932	11,817	1.65%	2,787,187	9,714	1.38%
Non-interest bearing demand deposits	368,100			357,856
Other liabilities	37,975			28,943
Total liabilities	3,247,007			3,173,986

Total shareholders' equity	394,949			358,698

Total liabilities and shareholders' equity	$3,641,956			$3,532,684

Net interest spread			2.52%			2.62%
Net interest margin			2.75			2.81
_____________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Nine Months Ended September 30,
	2019			2018
(in thousands, except ratios)	Average Balance	Interest (3)	Yield/Rate (3)	Average Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$859,613	$30,480	4.74%	$827,499	$27,772	4.49%
Commercial and industrial	410,350	14,662	4.78	388,627	13,268	4.56
Residential	1,157,923	33,941	3.92	1,131,509	32,669	3.86
Consumer	111,274	4,333	5.21	119,504	4,163	4.66
Total loans (1)	2,539,160	83,416	4.39	2,467,139	77,872	4.22
Securities and other (2)	761,234	19,389	3.41	768,812	18,304	3.18
Total earning assets	3,300,394	102,805	4.16%	3,235,951	96,176	3.97%
Other assets	335,883			279,192
Total assets	$3,636,277			$3,515,143

Liabilities
NOW	$472,542	$1,764	0.50%	$451,178	$1,285	0.38%
Savings	353,117	545	0.21	356,859	456	0.17
Money market	337,822	3,521	1.39	283,356	1,580	0.75
Time deposits	925,508	14,505	2.10	900,315	10,545	1.57
Total interest bearing deposits	2,088,989	20,335	1.30	1,991,708	13,866	0.93
Borrowings	751,016	15,232	2.71	797,913	12,192	2.04
Total interest bearing liabilities	2,840,005	35,567	1.67%	2,789,621	26,058	1.25%
Non-interest bearing demand deposits	377,014			341,656
Other liabilities	32,676			28,926
Total liabilities	3,249,695			3,160,203

Total shareholders' equity	386,582			354,940

Total liabilities and shareholders' equity	$3,636,277			$3,515,143

Net interest spread			2.49%			2.72%
Net interest margin			2.72			2.90
_____________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts that the Company views as unrelated to its normalized operations, including gains/losses on securities, premises, equipment and other real estate owned, acquisition costs, restructuring costs, legal settlements, and systems conversion costs. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(in thousands)		2019	2018	2019	2018
GAAP net income		$5,015	$8,970	$18,413	$25,317
Plus (less):
Gain on sale of securities, net		(157)	—	(157)	—
Loss on sale of premises and equipment, net		—	—	21	—
Loss on other real estate owned		146	(8)	146	15
Acquisition, restructuring and other expenses		3,039	70	3,319	619
Income tax (expense) benefit(1)		(720)	(12)	(792)	(150)
Total adjusted income(2)	(A)	$7,323	$9,020	$20,950	$25,801

GAAP net interest income	(B)	$22,445	$22,469	$65,706	$68,619
Plus: Non-interest income		7,643	7,126	21,263	20,485
Total Revenue(2)		30,088	29,595	86,969	89,104
Less: Gain on sale of securities, net		(157)	—	(157)	—
Total adjusted revenue(2)	(C)	$29,931	$29,595	$86,812	$89,104

GAAP total non-interest expense		$23,400	$17,906	$62,930	$55,443
Less: Loss on sale of premises and equipment, net		—	—	(21)	—
Less: Loss on other real estate owned		(146)	8	(146)	(15)
Less: Acquisition, restructuring and other expenses		(3,039)	(70)	(3,319)	(619)
Adjusted non-interest expense(2)	(D)	$20,215	$17,844	$59,444	$54,809

(in millions)
Total average earning assets	(E)	$3,308	$3,238	$3,300	$3,236
Total average assets	(F)	3,642	3,533	3,636	3,515
Total average shareholders' equity	(G)	395	359	387	355
Total average tangible shareholders' equity(2)(3)	(H)	288	251	279	247
Total tangible shareholders' equity, period-end(2)(3)	(I)	287	250	287	250
Total tangible assets, period-end(2)(3)	(J)	3,506	3,453	3,506	3,453

(in thousands)
Total common shares outstanding, period-end	(K)	15,549	15,509	15,549	15,509
Average diluted shares outstanding	(L)	15,581	15,580	15,582	15,564

Adjusted earnings per share, diluted	(A/L)	$0.47	$0.58	$1.35	$1.66
Tangible book value per share, period-end(2)	(I/K)	18.49	16.11	18.49	16.11
Securities adjustment, net of tax(4)	(M)	8,002	(17,152)	8,002	(17,152)
Tangible book value per share, excluding securities adjustment(4)	(I+M)/K	17.98	17.22	17.98	17.22
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.20	7.24	8.20	7.24

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
		2019	2018	2019	2018
Performance ratios(5)
Return on assets		0.55%	1.01%	0.68%	0.96%
Adjusted return on assets(2)	(A/F)	0.80	1.01	0.77	0.98
Return on equity		5.04	9.92	6.37	9.54
Adjusted return on equity(2)	(A/G)	7.36	9.98	7.25	9.72
Adjusted return on tangible equity(2)(6)	(A+Q)/H	10.31	14.52	10.25	14.23
Efficiency ratio(2)(7)	(D-O-Q)/(C+N)	65.02	57.88	65.83	59.05
Net interest margin(2)	(B+P)/E	2.75	2.81	2.72	2.90

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$658	$654	$2,018	$1,921
Franchise taxes included in non-interest expense	(O)	119	129	350	440
Tax equivalent adjustment for net interest margin	(P)	503	493	1,532	1,498
Intangible amortization	(Q)	207	207	621	621
_____________________________________

(1)	Assumes a marginal tax rate of 23.78% in 2019. A marginal tax rate of 23.78% was used in the third and fourth quarter of 2018.

(2)	Non-GAAP financial measure.

(3)
Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.

(5)	All performance ratios are based on average balance sheet amounts, where applicable.

(6)
Adjusted return on tangible equity is computed by dividing the total core income adjusted for the tax-effected amortization of intangible assets, assuming a marginal rate of 23.78% in 2019, 24.15% in the first and second quarter of 2018 and 23.78% in the third and fourth quarter of 2018, by tangible equity.

(7)	Efficiency ratio is computed by dividing adjusted non-interest expense by the sum of net interest income on a fully taxable equivalent basis and adjusted non-interest income.

FINANCIAL SUMMARY

The Company reported third quarter 2019 net income of $5.0 million or $0.32 diluted earnings per share. Net income in the same quarter of 2018 totaled $9.0 million, or $0.58 diluted earnings per share. Adjusted earnings (non-GAAP measure) in the third quarter 2019 totaled $7.3 million, or $0.47 diluted earnings per share, a 15% increase from the prior quarter of $6.3 million or $0.41 diluted earnings per share. Financial highlights for the third quarter 2019 include the following:

•	11% annualized growth in commercial loans

•	29% annualized growth in non-maturity deposits

•	10 basis point expansion in net interest margin

•	3% increase in non-interest income

•	0.53% non-performing assets to total assets

The Company’s performance metrics improved in the third quarter 2019 as its teams focused on profitability of operations and initiatives to enhance revenue and create expense efficiencies. The Company continued to actively manage the balance sheet focusing on operations and taking advantage of the interest rate environment as a planned deleveraging strategy was executed resulting in decreasing the securities portfolio by nearly $73.0 million and using the proceeds to pay off higher cost borrowings. This resulted in yields from securities expanding 15 basis points and borrowings costs decreasing 12 basis points compared to the prior quarter. The commercial team delivered another quarter of strong double digit growth across the Company’s three state footprint including its loan production office in Portland, Maine, which also contributed to significant customer derivative income. Loan quality continues to be strong with net charge-offs close to zero, indicative of a disciplined approach to credit quality, risk mitigation, and an effort focused on proven operators with appropriate loan structures. Growth in non-maturity deposits was up during the quarter, 29% on an annualized basis. That improvement is the direct result of the sales culture, which the Company has been cultivating over the past year under new leadership. All of these efforts in the quarter resulted in a 6% annualized increase to tangible book value per share.

The Company completed the strategic review in the third quarter that was announced in the second quarter. This review positions the Company for improved profitability and judicious deployment of capital, while balancing liquidity and core deposit growth. The results of this strategic review included a branch optimization exercise that evaluated fixed assets, staffing models, and business and operational processes. Towards the end of September the Company announced the intent to close five branches by year-end and identified other non-branch properties to consolidate across the footprint. Additionally, the Company continues to consolidate processes within wealth management businesses to increase efficiency while improving customer service. These strategic decisions along with the elimination of other redundancies and implemented efficiencies are expected to be accretive to earnings in the first quarter of 2020 thereby allowing a platform for profitable growth with positive operating leverage.

In October 2019, the Company completed its previously announced acquisition of eight bank branches. Experienced teams from both sides have been working together to ensure a smooth transition of customer accounts and systems. The Company welcomes its new customers and colleagues while building out its central Maine franchise. The acquisition is expected to be immediately accretive to adjusted income during the fourth quarter 2019.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

Summary
Total assets increased $4.0 million to $3.6 billion at the end of the third quarter 2019 compared with year-end 2018. Loans increased to $2.6 billion from $2.5 billion at year-end 2018 on growth from commercial loans offset in part by lower residential loans primarily due to higher secondary market sales. Securities decreased $58.4 to $703.1 million at the end of the third quarter from year-end 2018 which includes the impact of the executed deleveraging strategy in the third quarter. Asset quality metrics remain strong with an allowance for loan losses to total loans ratio of 0.60% with a coverage ratio to non-accruing loans at 92%, up from 76% as of year-end 2018. The loan to deposit ratio increased to 103% from 100% at year-end 2018 given robust loan growth net of deposit growth. The Company’s book value per share increased 8%, on annualized basis, in the first nine months of 2019 from year-end 2018.

Securities
Securities totaled $703.1 million in the third quarter 2019 and $761.5 million at year-end 2018 representing 19% and 21% of total assets, respectfully. Those ratios are within the tolerance range of the Company’s investment policy and the decrease is the result of the balance sheet deleveraging strategy with opportunistic sales and natural run-off. Securities purchased in 2019 included $52.6 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $24.0 million of corporate bonds, and a net $8.2 million decrease in FHLB stock. The purchases were offset by sales of $68.0 million, maturities, calls and pay-downs of amortizing securities of $80.5 million, and a $21.7 million increase in fair value. The increase in fair value was primarily caused by lower long-term interest rates at the end of the third quarter 2019 as compared to year-end 2018. The weighted average yield on the Company’s security profile as of September 30, 2019 was 3.44% for the quarter compared to 3.28% at year-end 2018. At the end of the third quarter 2019, securities held by the Company had a weighted average life of 4.3 years and a duration of 2.9 years compared to a weighted average life of 5.2 years and a duration of 3.9 years at the end of 2018, respectively.

Loans
Total loans at September 30, 2019 were $2.6 billion, an increase of $87.1 million or 4.7% on an annualized basis, from year-end 2018. Commercial real estate grew significantly during 2019 at a rate of 15.7% due to execution of the Company’s growing pipeline across New Hampshire, Vermont, and Maine and loan production office centered in Portland, Maine. Residential loans were flat in the first nine months of 2019 primarily due to higher sales in the secondary market given the overall rate environment and initiatives around profit as fee income is central to the Company’s strategic focus. Yields also increased among all product lines as variable rate loans repriced to higher levels benefiting from the Federal Reserve Bank (“FRB”) rate hikes in 2018.

Asset Quality
Asset quality metrics remained favorable in the first nine months of 2019. The allowance for loan losses increased to $15.4 million from $13.9 million at year-end 2018 due to loan growth offset by lower specific reserves on fewer non-accruing loans. Non-accruing loans decreased $1.6 million in 2019 as the Company benefited from favorable settlements of several credit relationships that approximated the carrying values of the loans. These improvements decreased the ratio of non-accruing loans to total loans to 0.65% from 0.73% at the end of 2018 and decreased the ratio of non-performing assets to total assets to 0.53% from 0.57% at the end of 2018.

Deposits and Borrowings
Total deposits increased $10.3 million to $2.5 billion from year-end 2018. Non-maturity deposits increased $40.5 million from new accounts and seasonally high balances. New non-maturity deposit accounts opened totaled 3,457 in the third quarter 2019 compared to 2,295 in the fourth quarter 2018.  Time deposits decreased $30.1 million, reflecting the shift between time deposits to money market accounts as the interest rate environment changed in 2019. The average cost of deposits increased to 1.33% from 1.12% in the fourth quarter 2018 reflecting the FRB rate hike in December 2018.  Total borrowings decreased by $39.0 as a result of the balance sheet deleveraging strategy.  Borrowing costs are 2.62% in 2019 up from 2.53% in the fourth quarter 2018 as a result of the previously mentioned rate hike offset by the third quarter deleveraging strategy.

Derivative Financial Instruments
The notional balance of derivative financial instruments increased to $499.1 million at the end of the third quarter 2019 from $182.2 million at year-end 2018. The increase includes a $50.0 million notional amount related to an interest rate swap on brokered certificate of deposits to limit the Company’s exposure to rising interest rates over a five-year term. Additionally, as a result of commercial loan growth, the Company increased customer loan derivatives by $247.9 million with matching hedges using a national bank counterparty. The net fair value of total derivatives was a liability of $2.1 million at the end of the third quarter 2019 compared to asset of $811 thousand at year-end 2018.

Equity
Total equity was $394.5 million, compared with $370.6 million at year-end 2018. The Company’s book value per share increased $1.50 to $25.37 from year-end 2018. The increase was primarily due to a $14.9 million improvement in the Company’s securities fair value adjustment, net of tax, along with strong net income of $18.4 million offset by $9.9 million in dividends. Tangible book value per share (non-GAAP measure) increased to $18.49 per share up from $16.94 per share at year-end 2018. Additionally, tangible book value per share excluding the impact of securities fair value adjustments (non-GAAP measure) increased to $17.98, up from $17.50 at year-end 2018. The Company evaluates changes in tangible book value excluding securities adjustment, a non-GAAP financial measure, which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. The Company and the Bank remained "well capitalized" under regulatory guidelines at period-end.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Summary
Third quarter 2019 net income was $5.0 million, or $0.32 per share, compared to $9.0 million, or $0.58 per share, in the same quarter of 2018. Net income in the third quarter 2019 included acquisition, restructuring, and other expense activity totaling $3.0 million. The non-GAAP measure of adjusted earnings in the third quarter 2019 totaled $7.3 million or $0.47 diluted earnings per share and $9.0 million or $0.58 diluted earnings per share in the same period of 2018. Both net income and adjusted earnings in the third quarter 2019 benefited from higher yields on earning assets and non-interest income growth, offset by a higher cost of funds.

The Company reported year to date net income of $18.4 million or $1.18 per share, compared with $25.3 million or $1.63 per share in the same period of 2018. Adjusted earnings decreased to $20.9 million, or $1.35 per share compared with $25.8 million, or $1.66 per share, for these respective periods. These changes largely reflect the same factors and trends discussed above that drove quarterly net income. The return on assets ratio during the first nine months of 2019 was 0.68% compared to 0.96% in the prior year due to lower net income and a higher average asset base. Adjusted return on assets (non-GAAP measure) was 0.77% for the first nine months of 2019 compared to 0.98% in the prior year. Return on equity in the first nine months of 2019 decreased to 6.37% from 9.54% in the prior year due to lower net income and growth in the average equity balance. Correspondingly, adjusted return on equity (non-GAAP measure) was 7.25% for the first nine months of 2019 compared to 9.72% in the prior year.

Net Interest Income
Third quarter net interest income was $22.4 million compared with $22.5 million in the same quarter of 2018. Interest income was $34.3 million, up 6% from $32.2 million in the third quarter of 2018 as average earning assets grew $70.5 million net. The net interest margin for the three months ended decreased 6 basis points over third quarter 2018 to 2.75%. Yields expanded across all loan categories as variable rate products repriced to higher rates driven by the 2018 short-term hikes. The yield on securities improved 23 basis points while the cost of interest bearing liabilities increased 27 basis points. The year over year increase in interest bearing liabilities was primarily due to higher short-term interest rates and the flattening of the yield curve in 2019. However, net interest margin in the third quarter 2019 included the benefit of the deleveraging strategy to remove $72.9 million of securities yielding an average of 2.1% and pay-off of wholesale borrowings with an average cost of 2.4%.

For the first nine months of 2019 net interest income decreased to $65.7 million from $68.6 million in the same period of 2018. Interest income from earning assets increased to $101.3 million with a yield of 4.16% compared to $94.7 million with a yield of 3.97% in the same period of 2018. The net interest margin was 2.72% compared to 2.90% in the prior year. The yield on total loans for the nine months ended expanded 17 basis points, driven by the yield on commercial real estate loans expanding 25 basis points and the yield on commercial and industrial loans expanding 22 basis points. Improvement in interest income was offset by interest expense increasing to $35.6 million in the first nine months of 2019 from $26.1 million in the same period of 2018. The year-to-date effect, and management’s response, on net interest margin from interest-bearing liabilities is the same as the quarterly discussion.

Non-Interest Income
Third quarter non-interest income grew 7% to $7.6 million from $7.1 million same quarter in 2018. The increase was driven by $828 thousand of customer derivative income associated with commercial loan growth and $157 thousand net gain on sales of securities associated with the balance sheet deleverage strategy. Non-interest income in the third quarter 2018 included a $685 thousand gain associated with the sale of Visa B shares.

Non-interest income for the first nine months of 2019 increased year over year by 4% to $21.3 million compared to $20.5 million for the same period of 2018. The increase in non-interest income for the nine-month period is driven by the same reasons as the quarterly period.

Loan Loss Provision
The third quarter 2019 provision for loan losses increased to $893 thousand from $643 thousand in the same quarter 2018, which is reflective of the increased commercial loan growth. On a year-to-date basis, the provision for loan losses decreased to $1.8 million in 2019 compared to $2.2 million in 2018, which is reflective of the decrease in non-accruing loans of $5.1 million or 23%. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The net charged-off loans to average loans ratio remained low at 0.02% annualized rate for the third quarter of 2019 compared to 0.04% in the same quarter 2018. Asset quality remains strong with non-accruing loans to total loans at 0.65% in the third quarter 2019, down from 0.88% in the same quarter of 2018.

Non-Interest Expense
Non-interest expense increased to $23.4 million in the third quarter 2019 compared to $17.9 million in the same quarter of 2018. The increase in part is a result of higher salaries and benefits attributable to previously announced strategic hires and an increase in professional service fees. Third quarter acquisition, restructuring and other expenses totaled $3.0 million in 2019 related to the branch acquisition and restructuring expenses associated with our previously announced strategic review.

Non-interest expense increased to $62.9 million in first nine months of 2019 from $55.4 million in the same period of 2018. The increase in non-interest expense for the nine-month period is driven by the same reasons as the quarterly period.

Income Tax Expense
The third quarter effective tax rate decreased to 13.5% in 2019 compared with 18.8% in the same quarter of 2018, and the rate for the nine months 2019 and 2018 was 17.3% and 19.5%, respectively. The decrease in the quarterly and year-to-date rates is due to lower pre-tax income in the respective periods of 2019 as compared to 2018.

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

The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-in-Custody program and the Discount Window at the FRB. At September 30, 2019, the Bank’s available secured line of credit at the FRB stood at $107.7 million or 2.98% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

The Company’s off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

As of September 30, 2019 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in year 1 was slightly liability sensitive and in year 2 was asset sensitive.

Assuming short-term and long-term interest rates decline 200 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-0.8% versus the base case) while deteriorating further from that level over the two-year horizon (-7.3% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively unchanged over the one and two-year horizons (-1.1% and -0.6%, respectively).

As compared to December 31, 2018, the year-one sensitivity in the down 100 basis points scenario was down slightly for the nine months ended September 30, 2019 (+1.7% prior, versus -.1% current).  The year-two sensitivities in the down 100 basis points scenario changed going from +0.7% to -3.0%.  In the year-one up 200 basis points scenario, results declined going from -3.7% to -1.1%. Year-two, up 200 basis points declined (-8.3% prior, versus -.6% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of September 30, 2019 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1-31, 2019	—	$—	—	767,990
August 1-30, 2019	1,185	24.52	1,185	766,805
September 1-30, 2019	—	—	—	766,805
Total	1,185	$24.52	1,185	766,805

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 4, 2019	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: November 4, 2019	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer