Form 10-K
period 2019-12-31
BAR HARBOR BANKSHARES
filed 2020-03-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $405,816,048 based on the closing sale price of the common stock on the NYSE American on June 30, 2019, the last trading day of the registrant’s most recently completed second quarter.
The Registrant had 15,587,359 shares of common stock, par value $2.00 per share, outstanding as of March 6, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2020 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Bar Harbor Bankshares files with the Securities and Exchange Commission ("SEC"). All risk factors set forth in Item 1A of this Annual Report on Form 10-K should be considered in evaluating forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

GENERAL

Bar Harbor Bankshares (the "Company") is the parent of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a true community bank providing exceptional commercial, retail and wealth management banking services from over 50 locations. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

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

Shown below is a profile and geographical footprint of the Bank as of December 31, 2019:
The Bank serves affluent and growing markets in Maine, New Hampshire and Vermont. Within these markets, tourism, agriculture and fishing industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various service industries.

Maine
The Bank operates 22 full-service branches principally located in the regions of downeast, midcoast and central Maine, which can generally be characterized as rural areas.The Bank also has a commercial loan office in Portland, Maine. In Maine, the Bank considers its primary market areas to be Hancock, Penobscot, Washington, Kennebec, Knox and Sagadahoc counties. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses and are also supported by a large contingent of retirees.

New Hampshire
The Bank operates 20 full-service branches in New Hampshire located in the regions of the lake sunapee, upper valley and merrimack valley. There are several distinct markets within each of these regions. The towns or cities of Nashua, Manchester, and Concord are considered part of the merrimack valley. Nashua, New Hampshire is a regional commercial, entertainment and dining destination and with its board with Massachusetts, also enjoys a vibrant high-tech industry and a robust retail industry due in part to the state's absence of a sales tax. The upper valley region of New Hampshire includes the towns of Lebanon and Hanover, which are home to Dartmouth-Hitchcock Medical Center and Dartmouth College, respectively. The lake sunapee market is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee and includes the towns of Claremont, New London, and Newport.

Vermont
The Bank operates 10 full-service branches in Vermont. The branches are primarily located in central Vermont within the counties of Rutland, Windsor and Orange. These markets are home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, and Ludlow.

SUBSIDIARY ACTIVITIES

Bar Harbor Bankshares is a legal entity separate and distinct from its first-tier bank subsidiary, Bar Harbor Bank & Trust, and its second-tier subsidiaries, Bar Harbor Trust Services, Charter Trust Company and Cottage Street Corporation. Under Charter Trust Company are third-tier subsidiaries Charter Holding Corporation and Charter New England Agency.

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
The Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are also available free of charge on the Company's website at www.barharbor.bank under the Shareholders Relations link as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
Investors should note that the Company currently announces material information to investors and others using SEC filings, press releases and postings on the Company's website (www.barharbor.bank), including news and announcements regarding the Company's financial performance, key personnel, brands and business strategy. Information posted on the corporate website could be deemed material to investors. The Company encourages investors to review the information posted on these channels. Updates may be made, from time to time, to the list of channels used to communicate information that could be deemed material and any such change will be posted on www.barharbor.bank. The information on the website is not, and shall not be deemed to be, a part hereof or incorporated into this or any other filings with the SEC.

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

	2019		2018		2017		2016		2015
(in thousands, except percentages)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate	$930,661	35%	$826,699	33%	$826,746	34%	$418,119	37%	$396,032	40%
Commercial and industrial	423,291	16	404,870	16	379,423	15	151,240	13	126,158	13
Total commercial	1,353,952	51	1,231,569	49	1,206,169	49	569,359	50	522,190	53
Residential real estate	1,151,857	44	1,144,698	46	1,155,682	46	506,612	45	408,401	41
Consumer	135,283	5	113,960	5	123,762	5	53,093	5	59,479	6
Total loans	2,641,092	100%	2,490,227	100%	2,485,613	100%	1,129,064	100%	990,070	100%
Allowance for loan losses	(15,353)		(13,866)		(12,325)		(10,419)		(9,439)
Net loans	$2,625,739		$2,476,361		$2,473,288		$1,118,645		$980,631

Commercial Real Estate
Commercial real estate loans are secured primarily by multifamily dwellings, industrial/warehouse buildings, retail centers, office buildings and hospitality properties, primarily located in the Company's market area in New England. The Company's loans secured by commercial real estate are originated with either a fixed or an adjustable interest rate. Interest rates on adjustable rate loans are based on a variety of indices, generally determined through negotiations with borrowers. The Bank's commercial real estate underwriting guidelines call for loan-to-value ratios not to exceed 80 percent of the appraised value of the underlying property securing the loan. Unless on some sort of seasonal pay basis, to match debt payments with seasonal cash flows, loans typically require monthly payments containing balloon payments with maturities of 10 years or less based on 20 year amortization schedules for commercial real estate and 25 years for multifamily loans.

Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, and business acquisitions. Additionally, commercial and industrial loans attract multifaceted relationships, which include deposit and treasury management services. A borrower's cash flow from operations is generally the primary source of repayment. Accordingly, the Company's loan policy provides specific guidelines regarding debt service coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner-occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as accounts receivable, inventory, equipment or real estate, typically with a term based on the collateral's useful life of 1-10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal's prime rate (Prime Rate) or London Interbank Offered Rate (LIBOR) and the spread will vary based on market conditions and perceived credit risk.

In order to mitigate the risk of loss, the Company generally requires collateral and personal guarantees to support commercial and industrial loans. The Company attempts to mitigate risk by limiting advance rates against eligible collateral to no more than 80 percent, though appropriate advance rates can vary depending on asset class.

Residential Real Estate
The Company offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. Certain loans are originated for sale with rate lock commitments which are recorded as derivative financial instruments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as “conforming loans”. The Company also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans; however, these are typically held for investment. The Company does not offer a subprime mortgage lending program. Mortgage loans sold on the secondary market are sold on a servicing-retained basis.

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

Maturity and Sensitivity of the Loan Portfolio
The following table shows contractual maturities of selected loan categories at December 31, 2019. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

(in thousands)	Within 1 year	1 to 5 Years	More than 5 Years	Total
Commercial real estate	$18,647	$122,942	$789,072	$930,661
Commercial and industrial	36,105	129,781	257,405	423,291
Total commercial	54,752	252,723	1,046,477	1,353,952
Residential real estate	389	15,489	1,135,979	1,151,857
Consumer	5,784	30,928	98,571	135,283
Total	$60,925	$299,140	$2,281,027	$2,641,092

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

The following table presents the problem assets and accruing troubled debt restructurings ("TDRs") for the five years indicated:

(in thousands, except ratios)	2019	2018	2017	2016	2015
Non-accruing loans:
Commercial real estate	$3,489	$8,156	$8,343	$2,564	$2,390
Commercial and industrial	1,836	2,331	1,209	315	308
Residential real estate	5,335	7,210	4,266	3,419	3,452
Consumer	890	538	500	198	830
Total non-performing loans	11,550	18,235	14,318	6,496	6,980
Real estate owned	2,236	2,351	122	90	256
Total non-performing assets	$13,786	$20,586	$14,440	$6,586	$7,236

Troubled debt restructurings (accruing)	$890	$1,657	$1,046	$2,713	$2,336
Accruing loans 90+ days past due	267	246	510	—	28

Total non-performing loans/total loans	0.44%	0.73%	0.58%	0.58%	0.71%
Total non-performing assets/total assets	0.38	0.57	0.41	0.38	0.46

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

The following table presents an analysis of the allowance for loan losses for the five years indicated:

(in thousands, except ratios)	2019	2018	2017	2016	2015
Balance at beginning of year	$13,866	$12,325	$10,419	$9,439	$8,969
Charged-off loans:
Commercial real estate	212	553	275	133	667
Commercial and industrial	359	277	207	90	395
Residential real estate	349	383	255	141	70
Consumer	233	694	289	47	487
Total charged-off loans	1,153	1,907	1,026	411	1,619
Recoveries on charged-off loans:
Commercial real estate	194	318	50	40	98
Commercial and industrial	65	83	11	289	54
Residential real estate	55	166	65	44	129
Consumer	9	101	18	39	23
Total recoveries on charged-off loans	323	668	144	412	304
Net charged-off	830	1,239	882	(1)	1,315
Provision for loan losses	2,317	2,780	2,788	979	1,785
Balance at end of year	$15,353	$13,866	$12,325	$10,419	$9,439

Ratios:
Net charge-offs/average loans	0.03%	0.05%	0.04%	—%	0.14%
Recoveries/charged-off loans	28.01	35.03	14.04	100.24	18.78
Allowance for loan losses/total loans	0.58	0.56	0.50	0.92	0.95
Allowance for loan losses/non-accruing loans	132.93	76.04	86.08	160.39	135.23

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

	2019		2018		2017		2016		2015
(in thousands, except ratios)	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category	Amount Allocated	Percent Allocated to Total Loans In Each Category
Commercial real estate	$7,816	0.84%	$6,984	0.84%	$6,134	0.74%	$5,145	1.23%	$4,430	1.12%
Commercial and industrial	3,613	0.85	2,415	0.60	2,389	0.63	1,952	1.29	1,590	1.26
Residential real estate	3,545	0.31	4,059	0.35	3,416	0.30	2,721	0.54	2,747	0.67
Consumer	379	0.28	408	0.36	386	0.31	601	1.13	672	1.13
Total	$15,353	0.58%	$13,866	0.56%	$12,325	0.50%	$10,419	0.92%	$9,439	0.95%

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

The Company only invests in high-quality investment-grade securities.  Investment decisions are made in accordance with the Company’s investment and treasury policies and include consideration of risk, return, duration, and portfolio concentrations.

The following table presents the amortized cost and fair value of securities available for sale for the three years indicated:

	2019		2018		2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of US Government-sponsored enterprises	$—	$—	$—	$—	$6,967	$6,972
US Government-sponsored enterprises	319,065	321,969	413,492	404,952	447,081	443,003
US Government agency	98,568	99,661	111,938	110,512	96,357	95,596
Private label	20,212	19,533	20,353	20,382	529	674
Obligations of states and political subdivisions thereof	139,240	142,006	133,260	132,265	138,522	140,200
Corporate bonds	78,804	80,061	58,098	57,726	30,527	30,797
Total	$655,889	$663,230	$737,141	$725,837	$719,983	$717,242

The following table presents the amortized cost and weighted average yields of securities at December 31, 2019:

	Available for sale
(in thousands, except ratios)	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%
Over 1 year to 5 years	33,179	4.66
Over 5 years to 10 years	55,285	3.83
Over 10 years	129,580	3.94
Total bonds and obligations	218,044	4.03
Mortgage-backed securities	437,845	2.88
Total securities available for sale	$655,889	3.21%

DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. The Company enters into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. These interest rate swap transactions allows customers to effectively fix the interest rate on their loans. Customer loan derivative income is recognized for the upfront fee paid by the customer at origination. These swaps are designated as economic hedges and transactions are cleared through arrangements with third-party financial institutions.

The Company’s mortgage banking activities result in two types of derivative instruments. Interest rate lock commitments are offered to residential loan customers, to allow them the ability to lock into a fixed interest rate prior to closing, for loans the Company intends to sell are classified as non-hedging derivatives. To offset this risk the Company often enters into offsetting forward sale commitments with national financial institutions to purchase the loans selected for sale under a best efforts or mandatory delivery contract accounted for as an economic hedge.

The Company utilizes interest swap derivatives to minimize fluctuations in earnings and cash flows caused by interest rate volatility either in the form of interest rate caps on borrowings or interest rate swaps on deposits designated as cash flow hedges or partial interest rate hedges on securities accounted for as fair value hedges. For further discussion on derivatives see Note 11 - Derivative Financial Instruments and Hedging Activities of the Consolidated Financial Statements.

DEPOSIT ACTIVITIES

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

Additionally, customer deposit related fees are a significant source of fee income and principally derived from debit card interchange fees earned from transaction fees that merchants pay whenever a customer uses a debit card to make a purchase. Customer deposit fees are also earned from a variety of deposit accounts with various fee schedules and terms, which are designed to meet the customer's financial needs. Other depositor related fee services provided to customers include ATMs, remote deposit capture, ACH origination, wire transfers, internet banking, internet bill pay, mobile banking, and other cash management services.

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

The following table presents the average balances and weighted average rates for deposits for the three years indicated:

	2019			2018			2017
(in thousands, except ratios)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$394,243	16%	—%	$354,499	15%	—%	$339,303	15%	—%
NOW	491,701	20	0.49	456,591	20	0.42	455,064	20	0.25
Savings	359,422	14	0.19	354,453	15	0.17	367,785	17	0.16
Money market	347,963	13	1.32	281,258	12	0.78	300,905	14	0.49
Time deposits	924,063	37	2.09	902,507	38	1.64	760,544	34	1.07
Total	$2,517,392	100%	1.07%	$2,349,308	100%	0.83%	$2,223,601	100%	0.51%

The following table presents the scheduled maturities of time deposits $100 thousand or greater at December 31, 2019:

(in thousands, except ratios)	Amount	Weighted Average Rate
Three months or less	$103,071	1.58%
Over 3 months through 6 months	33,219	2.05
Over 6 months through 12 months	45,212	1.68
Over 12 months	150,386	1.77
Total	$331,888	1.83%

BORROWING ACTIVITIES

The Company may also utilize borrowings as an alternative source of funds which can be invested at a positive interest rate spread when the Company desires additional capacity to fund loan demand or when they meet the Company's asset/liability management goals to diversify funding sources and enhance interest rate risk management.

The Company's borrowings historically have included advances from the Federal Home Loan Bank of Boston ("FHLB"), securities sold under repurchase agreements, and has a correspondent bank unsecured line of credit. The Company also has the ability to borrow from the Federal Reserve Bank of Boston ("FRB"), as well as through unsecured federal funds lines with a correspondent bank. The Company may obtain advances from the FHLB by collateralizing the advances with certain loans and investment securities of the Company. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. The Company has issued $40 million in subordinated notes to accredited investors that provides funds for ongoing operations and future growth.

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

TRUST MANAGEMENT SERVICES

The Bank has two wholly-owned subsidiaries that provide a comprehensive array of fiduciary services including trust and estate administration, wealth advisory services, and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. Bar Harbor Trust Services is a Maine-chartered trust company, and Charter Trust is a New Hampshire-chartered trust company. As a New Hampshire-chartered trust company, Charter Trust is subject to New Hampshire laws applicable to trust companies and fiduciaries. Trust management services include trustee of both living trusts and trusts under wills, including revocable, irrevocable, charitable remainder and testamentary trusts, and in this capacity holds, accounts for and manages financial assets, real estate and special assets. Trust Services offers custody, estate settlement, and fiduciary tax services. The employees include credentialed investment and trust professionals with extensive experience. At December 31, 2019 and 2018, trust management services had total assets under management of $2.0 billion and $1.7 billion, respectively.

PERSONNEL

As of December 31, 2019, the Company had 460 full time equivalent employee positions compared to 445 full time equivalents at December 31, 2018. The Company has augmented the staff with targeted hires to deepen the overall employee skill set. The Company has never had a work stoppage, and no employees are represented by a labor organization or subject to any collective bargaining arrangements. The employee relations of the Company are considered to be good.

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

As a New Hampshire-chartered trust company, Charter Trust Company and its affiliates (“Charter”) are subject to supervision and periodic examination and regulation by the New Hampshire Banking Department.  Charter’s consolidated capital includes the following legal entities: Charter Holding Corporation, Charter Trust Company and Charter New England Agency.

In accordance with NH RSA 383-C:5-502, Charter’s Capital Plan requires minimum capital of $500 thousand to be held in accordance with NH RSA 564-B:9-902.  As of December 31, 2019 Charter’s total capital was $12.7 million and had liquidation reserves of $501 thousand held in a savings account.  Charter also had operating reserves of $13.2 million held primarily at the Bank.  As of December 31, 2019, Charter had an appropriate liquidation reserve, minimum capital in excess of statutory requirements, and all funds were held in accordance with prudent investor standards of NH RSA 564-B:9-902.

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

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions. See Capital Adequacy and Prompt Corrective Action included in "Item I- Regulation and Supervision" of this Annual Report on Form 10-K.

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

As a New Hampshire-chartered trust company, Charter is subject to supervision and periodic examination and regulation by the New Hampshire Banking Department.  Charter’s consolidated capital includes the following legal entities: Charter Holding Corporation, Charter Trust Company and Charter New England Agency.

Capital Adequacy and Prompt Corrective Action
In July 2013, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued final rules (the “Capital Rules”) that established the current capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk-based capital ratio of at least 10.5%, a Tier 1 risk-based capital ratio of at least 8.5%, a CET1 risk-based capital ratio of at least 7.0%, and a Tier 1 leverage ratio of at least 5%. Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2019, and December 31, 2018, see the discussion under the section captioned Capital Resources included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 13 - Shareholders' Equity and Earnings Per Common Share in the Notes to Consolidated Financial Statements, elsewhere in this report.

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

In addition to deposit insurance assessments, the FDIA provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. The current annualized assessment rate is approximately six basis points and the rate is adjusted quarterly. These assessments continued until the FICO bonds matured in 2019.

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
The outlook for the U.S. economy remains uncertain amid concerns about short- and long-term interest rates, debt and equity capital markets and general financial market conditions. A deterioration of general economic conditions could adversely affect local economies and have a negative impact on results of operations and financial condition. Deterioration or defaults made by issuers of the underlying collateral of investment securities may cause additional credit-related other-than-temporary impairment charges to the income statement. The Company's ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies or deteriorating investor expectations.

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

Wholesale funding sources may prove insufficient to replace deposits, support operations and future growth.
The Company and banking subsidiaries must maintain sufficient funds to respond to the needs of customers. To manage liquidity, the Company draws upon a number of funding sources in addition to core deposit growth, loan repayments and maturities of loans and securities. These sources include FHLB and FRB advances, proceeds from the sale of securities and loans and liquidity resources at the holding company. The Company's ability to manage liquidity will be severely constrained if unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if the Company is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, operating margins and profitability would be adversely affected.

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
As of December 31, 2019, approximately 51% of the Banks’s loan portfolio consisted of commercial real estate, commercial and industrial, construction and agricultural loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property.  Commercial loans typically involve larger balances to single borrowers or groups of related borrowers as compared to residential real estate loans. As the Bank’s loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses,  and/or an increase in loan charge-offs, all of which could adversely affect the Company's financial condition and results of operations.

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

Secondary mortgage market conditions may adversely affect financial condition and earnings.
The secondary mortgage markets are impacted by interest rates and investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate in the future. As a result, a prolonged period of secondary market illiquidity may reduce the Company's loan production volumes, change loan portfolio composition, and reduce operating results. Secondary markets are affected by Fannie Mae, Freddie Mac, and Ginny Mae (collectively, the "Agencies") for loan purchases that meet their conforming loan requirements. These agencies could limit purchases of conforming loans due to capital constraints, a changes in conforming loan criteria or other factors. Proposals to reform mortgage finance could affect the role of the Agencies and the market for conforming loans.

The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title.
In the course of business, the Bank may own or foreclose and take title to real estate that may be subject to environmental liabilities with respect to these properties. The Company may be held liable for property damage, personal injury, investigation and restoration costs. The cost associated with investigation or restoration activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

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
The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which will be effective for the Company for the first quarter of the year ending December 31, 2020. This standard, often referred to as CECL requires companies to recognize an allowance for credit losses using a new current expected credit loss model. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements. Any increase in the allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse affect on the Company's financial condition and results of operations. This is discussed further in Note 1- Summary of Significant Accounting Policies of the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Disruptions to the Company’s information systems and security breaches may adversely affect its business and reputation.
In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its businesses and to store sensitive data, including financial information regarding its customers. The integrity of information systems are under significant threat from cyberattacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. The Company employs an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Notwithstanding the strength of defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cybersecurity risks may also occur with the Company’s third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect the Company’s financial condition or results of operations. The Company offers its customers the ability to bank remotely and provide other technology-based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that the Company’s customers’ systems are not secure or are otherwise compromised, its network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that the Company’s activities or the activities of its clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose the Company to claims, regulatory scrutiny, litigation and other possible liabilities.

While to date the Company has not experienced a significant compromise, significant data loss or material financial losses related to cybersecurity attacks, the Company’s systems and those of its customers and third-party service providers, are under constant threat and may experience a significant event in the future. The Company may suffer material financial losses related to these risks or be subject to liability for compromises to its customers or third-party providers. Any such losses or liabilities could adversely affect the Company’s financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

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
The Company’s success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and the Company and its subsidiaries may not be able to hire or retain the key personnel that it depends upon for success. In addition, the Bank’s rural geographic marketplace, combined with relatively expensive real estate purchase prices in the many tourist communities the Company serves, create additional risks for the Company's ability to attract and retain key personnel. The unexpected loss of services of one or more of key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the markets in which the Company operates, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company's operations is reliant on outside vendors.
The Company's operations is dependent on the use of certain outside vendors for its day-to-day operations. The vendor may not perform in accordance with established performance standards required in its agreements for any number of reasons including a change in the vendor's senior management, financial condition, product line or mix and how they support existing customers, or simply change their strategic focus putting the Company at risk. While the Company has a comprehensive policies and procedures in place to mitigate risk in all phases of vendor management from selection, to performance monitoring, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to its business, which could have a material adverse effect on its financial condition and results of operations.

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

ITEM 2. PROPERTIES

The Company’s principal executive offices and one branch are in a building owned by the Company located at 82 Main Street, Bar Harbor, Maine. The Bank provides full-banking services at an additional 51 locations throughout Maine, New Hampshire and Vermont of which 32 are owned and 19 are leased. The Bank also has one stand-alone drive-up window in New Hampshire and one in Vermont. In addition to banking offices, the Company also has an Operations Center located in Ellsworth, Maine, that houses the Company’s operations and data processing centers, as well as leased space in Hampden, Maine, Rockland, Maine, Portland, Maine, Manchester, New Hampshire and Bedford, New Hampshire where back office support for multiple lines of business and related functions are located. In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol "BHB". As of March 6, 2020, there were 15,587,359 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,579 shareholders of record, as obtained through the Company’s transfer agent.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered equity securities were sold by the Company during the year ended December 31, 2019.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares' cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite index, and the SNL Bank $1B to $5B Index. The graph tracks the performance of a $100 investment in the Company's common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

Total Return Performance
250
200
150
100
50
Index Value
Bar Harbor Bankshares
NYSE American Composite Index
SNL Bank $1B - $5B Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Bar Harbor Bankshares	100.00	110.8	157.31	138.34	118.15	138.44
NYSE American Composite Index	100.00	96.03	107.62	127.96	116.72	146.76
SNL Bank $1B - $5B Index	100.00	111.94	161.04	171.69	150.42	182.85

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2019	2018	2017	2016	2015
Financial Condition Data:
Total assets	$3,669	$3,608	$3,565	$1,755	$1,580
Total earning assets(1)	3,318	3,263	3,244	1,683	1,517
Total investments	684	761	755	554	526
Total loans	2,641	2,490	2,486	1,129	990
Allowance for loan losses	15	14	12	10	9
Total goodwill and intangible assets	127	108	108	5	5
Total deposits	2,696	2,483	2,352	1,050	943
Total borrowings	531	724	830	537	475
Total shareholders' equity	396	371	355	157	154

Operating Data:
Total interest and dividend income	$135	$127	$116	$57	$55
Total interest expense	45	36	24	12	10
Net interest income	90	91	92	45	45
Non-interest income	29	28	26	13	9
Net revenue(2)	119	119	118	58	54
Provision for loan losses	2	3	3	1	2
Total non-interest expense	90	75	72	36	31
Income tax expense(3)	4	8	17	6	6
Net income	23	33	27	15	15

Ratios and Other Data:
Per Common Share Data
Basic earnings	$1.46	$2.13	$1.71	$1.65	$1.69
Diluted earnings	1.45	2.12	1.70	1.63	1.67
Total book value	25.48	23.87	22.96	17.19	17.10
Dividends	0.86	0.79	0.75	0.73	0.67
Common stock price:
High	27.58	30.95	33.41	33.25	25.32
Low	21.24	21.25	25.09	19.69	19.31
Close	25.39	22.43	27.01	31.55	22.95

Weighted average common shares outstanding (in thousands):
Basic	15,541	15,488	15,184	9,069	8,970
Diluted	15,587	15,564	15,290	9,143	9,090

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2019	2018	2017	2016	2015
Performance Ratios:(4)
Return on assets	0.62%	0.93%	0.75%	0.89%	0.98%
Return on equity	5.82	9.22	7.41	9.21	10.01
Interest rate spread	2.56	2.68	2.99	2.86	3.09
Net interest margin (fully taxable equivalent)(5)	2.78	2.87	3.10	2.96	3.19
Dividend payout ratio	59.09	36.99	44.26	44.04	39.86

Organic Growth Ratios:
Total commercial loans	6.0%	1.4%	23.8%	9.2%	11.2%
Total loans	1.9	0.2	13.1	14.0	7.7
Total deposits	(1.8)	5.6	14.4	11.4	9.9

Asset Quality and Condition Ratios:
Non-accruing loans/total loans	0.44%	0.73%	0.58%	0.58%	0.71%
Net charge-offs/average loans	0.03	0.05	0.04	—	0.14
Allowance for loan losses/total loans(6)	0.58	0.56	0.50	0.92	0.95
Loans/deposits	98	100	106	108	105

Capital Ratios:
Tier 1 capital to average assets - Company	8.13%	8.53%	8.10%	8.94%	9.37%
Tier 1 capital to risk-weighted assets - Company	11.39	12.68	12.19	15.01	15.55
Tier 1 capital to average assets - Bank	8.39	8.74	8.58	9.06	9.49
Tier 1 capital to risk-weighted assets - Bank	11.79	12.99	12.92	15.20	15.77
Shareholders equity to total assets	10.80	10.27	9.95	8.93	9.76
______________________________________

(1)	Earning assets includes non-accruing loans and securities that are valued at amortized cost.

(2)	Net revenue is defined as net interest income plus non-interest income.

(3)
In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, and the Company recognized a $4.0 million write-down of its deferred tax assets and liabilities upon revaluation using the lower federal corporate income tax rate of 21.0%

(4)	All performance ratios are based on average balance sheet amounts, where applicable.

(5)	Fully taxable equivalent considers the impact of tax advantaged securities and loans.

(6)
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and average rates and yields on a fully taxable equivalent basis for the periods included:

	2019			2018			2017
(in millions, except ratios)	Average Balance	Interest(3)	Average Yield/Rate (3)	Average Balance	Interest(3)	Average Yield/Rate (3)	Average Balance	Interest(3)	Average Yield/Rate (3)
Assets
Loans:
Commercial real estate	$875	$42	4.73%	$829	$38	4.56%	$774	$33	4.24%
Commercial and industrial	411	19	4.72	390	18	4.57	337	16	4.73
Residential real estate	1,158	45	3.91	1,133	44	3.85	1,159	44	3.79
Consumer	116	6	5.11	118	6	4.73	127	6	4.34
Total loans(1)	2,560	113	4.38	2,470	106	4.24	2,397	99	4.10
Securities and other(2)	743	25	3.42	762	25	3.23	757	24	3.10
Total earning assets	3,303	138	4.16%	3,232	131	4.00%	3,154	123	3.86%
Cash and due from banks	81			58			67
Allowance for loan losses	(15)			(13)			(12)
Goodwill and other intangible assets	109			108			108
Other assets	170			140			148
Total assets	$3,648			$3,525			$3,465

Liabilities
Deposits:
NOW	$492	$2	0.49%	$457	$2	0.42%	$455	$1	0.25%
Savings	359	1	0.19	354	1	0.17	368	1	0.16
Money market	348	5	1.32	281	2	0.78	301	2	0.49
Time	924	19	2.09	903	15	1.64	760	8	1.07
Total interest bearing deposits	2,123	27	1.27	1,995	20	0.98	1,884	12	0.60
Borrowings	708	19	2.61	790	17	2.16	863	13	1.46
Total interest bearing liabilities	2,831	46	1.61%	2,785	37	1.31%	2,747	25	0.87%
Non-interest bearing demand deposits	394			355			340
Other liabilities	34			28			27
Total liabilities	3,259			3,168			3,114
Total shareholders' equity	389			357			351
Total liabilities and shareholders' equity	$3,648			$3,525			$3,465

Net interest income		$92			$93			$98
Net interest margin			2.78%			2.87%			3.10%
Net interest spread			2.56			2.68			2.99
______________________________________

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2)	The average balance for securities is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

	2019 Compared with 2018			2018 Compared with 2017
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$1,631	$2,123	$3,754	$2,583	$2,295	$4,878
Commercial and industrial(1)	619	962	1,581	(644)	2,553	1,909
Residential	708	920	1,628	655	(961)	(306)
Consumer	373	(120)	253	616	(486)	130
Total loans	3,331	3,885	7,216	3,210	3,401	6,611
Securities	1,394	(608)	786	818	323	1,141
Total interest income	$4,725	$3,277	$8,002	$4,028	$3,724	$7,752

Interest expense:
NOW	$344	$142	$486	$736	$4	$740
Savings	108	13	121	113	(72)	41
Money market	1,897	527	2,424	842	(98)	744
Time deposits	4,130	352	4,482	5,163	1,525	6,688
Total deposits	6,479	1,034	7,513	6,854	1,359	8,213
Borrowings	3,357	(1,857)	1,500	5,507	(1,067)	4,440
Total interest expense	$9,836	$(823)	$9,013	$12,361	$292	$12,653
Change in net interest income	$(5,111)	$4,100	$(1,011)	$(8,333)	$3,432	$(4,901)
______________________________________

(1)	Includes a lower tax equivalency adjustment due to a lower federal corporate tax rate of 21% in 2019 and 2018 and 35% in 2017.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or For The Years Ended December 31,
		2019	2018	2017
(in thousands)
GAAP net income		$22,620	$32,937	$25,993
Plus (less):
(Gain) loss on sale of securities, net		(237)	924	(19)
Loss on sale of premises and equipment, net		18	—	94
Loss on other real estate owned		166	20	—
Loss on debt extinguishment		1,096	—	—
Acquisition, restructuring and other expenses		8,317	1,728	3,302
Income tax expense(1)		(2,232)	(635)	(1,269)
Tax reform charge		—	—	3,988
Total adjusted income(2)	(A)	$29,748	$34,974	$32,089
GAAP net interest income	(B)	$89,810	$90,883	$92,155
Plus: Non-interest income		29,069	27,935	25,982
Total Revenue		118,879	118,818	118,137
(Less) plus: (Gain) loss on sale of securities, net		(237)	924	(19)
Total adjusted revenue(2)	(C)	$118,642	$119,742	$118,118
GAAP total non-interest expense		$89,733	$75,539	$72,726
Less: Loss on sale of premises and equipment, net		(18)	—	(94)
Less: Loss on other real estate owned		(166)	(20)	—
Less: Loss on debt extinguishment		(1,096)	—	—
Less: Acquisition, restructuring and other expenses		(8,317)	(1,728)	(3,302)
Adjusted non-interest expense(2)	(D)	$80,136	$73,791	$69,330

(in millions)
Average earning assets	(E)	$3,303	$3,233	$3,154
Average assets	(F)	3,649	3,525	3,464
Average shareholders' equity	(G)	389	357	351
Average tangible shareholders' equity(2)(3)	(H)	280	249	243
Tangible shareholders' equity, period-end(2)(3)	(I)	269	263	246
Tangible assets, period-end(2)(3)	(J)	3,542	3,501	3,457

(in thousands)
Common shares outstanding, period-end	(K)	15,558	15,523	15,443
Average diluted shares outstanding	(L)	15,587	15,564	15,290

Adjusted earnings per share, diluted(2)	(A/L)	$1.91	$2.25	$2.10
Tangible book value per share, period-end(2)	(I/K)	17.30	16.94	15.94
Securities adjustment, net of tax(1)(4)	(M)	5,549	(8,663)	1,711
Tangible book value per share, excluding securities adjustment(2)	(I+M)/K	16.94	17.50	15.83
Tangible shareholders' equity/tangible assets(2)	(I/J)	7.60	7.51	7.12

		At or For The Years Ended December 31,
		2019	2018	2017
Performance ratios(5)
GAAP return on assets		0.62%	0.93%	0.75%
Adjusted return on assets(2)	(A/F)	0.82	0.99	0.93
GAAP return on equity		5.82	9.22	7.41
Adjusted return on equity(2)	(A/G)	7.65	9.79	9.15
Adjusted return on tangible equity(2)(3)(6)	(A/H)	10.86	14.29	13.40
Efficiency ratio(2)(7)	(D-O-Q)/(C+N)	64.95	59.27	55.44
Net interest margin(2)	(B+P)/E	2.78	2.87	3.10

Supplementary data
Taxable equivalent adjustment for efficiency ratio	(N)	$2,692	$2,554	$4,391
Franchise taxes included in non-interest expense	(O)	469	479	599
Tax equivalent adjustment for net interest margin	(P)	2,048	1,986	5,615
Intangible amortization	(Q)	861	828	812
______________________________________

(1)	Assumes a marginal tax rate of 23.87% in 2019, 23.78% in 2018 and 37.57% in 2017.

(2)	Non-GAAP financial measure.

(3)
Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)	Securities adjustment, net of tax represents the total unrealized gain on securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.

(5)	All performance ratios are based on average balance sheet amounts, where applicable.

(6)
Adjusted return on tangible equity is computed by taking adjusted income divided by shareholder's equity less tax-effected amortization of intangibles assets, assuming a marginal tax rate of 23.87% in 2019, 23.78% in 2018 and 37.57% in 2017%.

(7)
Efficiency ratio is computed by using adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue tax effected for tax-advantaged assets using a marginal tax rate of 23.87% in 2019, 23.78% in 2018 and 37.57% in 2017.

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

SUMMARY

Bar Harbor Bankshares recorded 2019 net income of $23 million, or $1.45 per diluted share, compared to $33 million, or $2.12 per diluted share, in 2018. Acquisition, restructuring and other expenses after taxes totaled $0.46 per diluted share in 2019 related to one-time costs associated with the Company’s branch acquisition and balance sheet optimization initiatives. Adjusted income (non-GAAP measure) in 2019 was $30 million, or $1.91 per diluted share, and $35 million, or $2.25 per diluted share, for the same period of 2018.

In 2019 the Company repositioned the balance sheet, expanded its footprint within central Maine and achieved record revenues of $119 million on higher interest and fee income. The Company also completed a strategic review of its balance sheet and operations (“strategic review”) and executed several initiatives that reduced the Company’s cost of funds in the second half of 2019 and improved its interest rate risk and overall capital position.

On October 25, 2019, the Company completed the acquisition of eight branches within central Maine. The Company used the net deposit proceeds to extinguish approximately $140 million of higher cost FHLB borrowings. These transactions changed the Company’s balance sheet profile and funding needs. Therefore, the Company decided to terminate its interest rate caps on $90 million of rolling three-month FHLB borrowings. The losses from the interest rate caps were reclassified from other comprehensive income to net income, with no further dilution to equity. Additional FHLB borrowings were paid off with the proceeds from executing a deleveraging and remix strategy that included the sale of $92 million of lower yielding securities.

In the fourth quarter 2019, the Company completed a $40 million subordinated debt issuance which replaced $22 million of higher cost subordinated notes that were called. The offering was more than two times oversubscribed, driven by one of the most effective executions for 2019, and presented an opportunity to upsize the deal.

The strategic review also included a branch optimization exercise that evaluated fixed assets, staffing models, and business and operational processes that included the closure of five branches effective December 31, 2019. Results of this exercise are expected to be fully accretive starting in the first quarter 2020.

Total assets were $3.7 billion in 2019, increasing $61 million from 2018. Loans totaled $2.6 billion, increasing $151 million from 2018, primarily due to the branch acquisition and organic commercial loan growth. Credit quality remains strong with the ratio of non-accruing loans to total loans at 0.44% at December 31, 2019 compared to 0.73% at December 31, 2018. Deposits totaled $2.7 billion at the end of 2019, increasing 8.6% from 2018 due to the branch acquisition.

Return on assets in 2019 was 0.62% compared to 0.93% in 2018, while adjusted return on assets (non-GAAP measure) was 0.82% in 2019 compared to 0.99% in 2018. In a similar trend, return on equity was 5.82% in 2019 from 9.22% in 2018 and adjusted return on equity (non-GAAP measure) was 7.65% in 2019 from 9.79% in 2018.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2019 AND 2018

Summary
The Company offers a competitive mix of loan and deposit products to serve the retail and commercial markets in its footprint. Loans and investment securities are the Company’s primary earning assets and net interest income from these products is its primary revenue source. Funding of the Company’s earning assets is achieved through its management of liabilities, attempting to provide stable and flexible sources of funding within well-defined credit, investment, interest rate and liquidity guidelines. The Company’s objective is to optimize its balance sheet position and enhance profitability through strategies and controlled risk. The Company maintains adequate liquidity under both prevailing and forecasted economic conditions achieved primarily through an appropriate mix of core deposits, and borrowed funds.

Securities
The Company maintains a relatively high quality and liquid security portfolio consisting of mortgage-backed securities issued by U.S. Government-sponsored enterprises, U.S. Government agencies, and, to a much lesser extent, other non-agency, and private-label issuers. The securities portfolio also includes obligations of state and political subdivisions thereof, as well as corporate bonds. Each investment is evaluated from a return on asset and interest rate risk perspective under policy guidelines established by the Company’s Board of Directors. The Company continuously evaluates the portfolio’s size, yield, diversification, risk, and duration in consideration to the current interest rate environment. Included in the Company’s total securities is FHLB stock which is a non-marketable equity security and, therefore, is reported at cost.

Securities in 2019 decreased by $78 million as the Company remixed the investment portfolio as part of the strategic review. The 2019 securities activity included purchases of $129 million offset by maturities, calls and pay downs of $115 million and sales of $92 million in lower yielding securities. The proceeds from the net decrease in the securities portfolio were utilized to pay down higher cost FHLB borrowings. The change in unrealized gains or losses on securities improved to a gain of $14 million in 2019 from a loss of $7 million in 2018 due to lower long-term rates in 2019.

The weighted average yield on the Company’s securities portfolio was 3.42% in 2019 compared to 3.23% in prior year. The weighted average life of the securities portfolio at December 31, 2019 was estimated to be 5.0 years, with a duration of approximately 3.6 years. These metrics compare with an estimated weighted average life of 5.2 years, with a duration of approximately 3.9 years for the portfolio at December 31, 2018.

Loans
The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans include multi-family, commercial construction and land development, and other commercial real estate classes. Commercial and industrial loans include loans to commercial and agricultural businesses, and tax exempt entities. Residential real estate loans consist of mortgages for 1-4 family housing. Consumer loans include home equity loans, lines of credit and auto and other installment lending.

During 2019 total loans grew $151 million to $2.6 billion. In the fourth quarter $101 million of acquired loans were recorded resulting in net organic growth of 1.9% for the year. Commercial real estate grew $79 million or 9.5% excluding the impact of the acquisition. Residential organic loan growth was relatively flat as originations kept pace with loan payoffs and the secondary market platform was leveraged for fee income. The Company’s loan origination teams continued to adhere to disciplined underwriting practices and selectively pursuing opportunities that are accretive to profitability metrics.

Allowance for loan losses
The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The allowance for loan losses increased to $15 million from $14 million at year-end 2018 largely due to commercial loan growth offset by lower net charge-off activity reflecting stable asset quality. The ratio of net charge-offs to total loans remains near zero at 0.03% in 2019 and 0.05% in 2018. The allowance to total loans ratio increased to 0.58% in 2019 from 0.56% in 2018, primarily due to the $101 million of loans from the branch acquisition that were recorded without a carryover allowance for loan losses. Non-accruing loans in 2019 decreased $7 million primarily due to the settlement of several credit relationships for about the carrying values. The settlement also contributed to the improvement of the non-accruing loans to total loans ratio to 0.44% from 0.73% in the prior year.

As discussed in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements in this Annual Report on Form 10-K, in June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company is in the process of finalizing the required changes to loan loss estimation methodologies and processes as a result of the new accounting guidance. Also, the Company is finalizing its control environment regarding the new processes, data validations, and model validation.

Other Assets
The Company has other assets identified on its balance sheet consisting of premises and equipment, other real estate owned, goodwill, other intangible assets, bank-owned life insurance, net deferred tax assets and other assets.   These assets totaled $303 million at the end of 2019 compared to $272 million as of December 31, 2018. The increase is primarily from the branch acquisition adding $4 million of premises and equipment, $19 million of goodwill, and $2 million of other intangibles. Contributing to the increase was a $9 million right-of-use asset recorded in connection with the implementation of ASU No. 2016-02 for lease accounting described further in Note 17 - Leases of the Consolidated Financial Statements in this Annual Report on Form 10-K. These increases were partially offset by a $6 million decrease in net deferred tax assets primarily from the $21 million net change in accumulated other comprehensive income with a gain of $16 million in 2019 from a loss of $6 million in 2018.  Further details on the components of deferred tax assets are in Note 10 - Income Taxes of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Deposits
The Company views its customer relationships as key to building its core funding platform. The Company offers competitive deposit products with local convenience including accounts with cash-back rewards. Historically, the Company's deposit market experiences some seasonality, with lower deposits in the winter and spring months and higher deposits in the summer and autumn months.

Total deposits increased to $2.7 billion in 2019 from $2.5 billion in 2018 with growth of $213 million. The branch acquisition contributed $258 million while non-maturity deposits organically grew by $23 million. Time deposits excluding acquired balances decreased $68 million given the interest rate environment in the second half of 2019. The Company improved its loan-to-deposit ratio to 98% at year-end from 100% at the end of 2018 primarily as a result of the branch acquisition and balance sheet deleveraging.

Borrowings
Borrowed funds provide a means to help manage balance sheet interest rate risk, given the Company’s ability to select desired amounts, terms and maturities on a daily basis. Senior borrowings principally consist of advances from the FHLB and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are secured by stock in the FHLB, investment securities, certain commercial real estate loans, and blanket liens on qualifying mortgage loans and home equity loans. Subordinated borrowings consist of notes issued to accredited investors and provides a stable source of funding and capital to the Company.

At December 31, 2019 total borrowings were $531 million with a weighted average rate of 2.11% at year-end compared to $724 million with a weighted average rate of 2.56% at year-end 2018. Overall borrowings decreased $192 million from year-end 2018 due to the branch acquisition and strategic review, improving cost of funds year-over-year.

Subordinated borrowings increased by $17 million as $22 million of higher cost subordinated notes were called and the Company opportunistically replaced with a $40 million private placement issued in November 2019.

Derivative Financial Instruments and Hedging Activities
The Company utilizes derivative instruments to minimize fluctuations in earnings and cash flows caused by interest rate volatility. The notional balance of derivative financial instruments increased to $580 million at the end of 2019 from $182 million at year-end 2018. Year-over-year, the increase is primarily due to a $319 million increase in customer loan derivatives sold on commercial loans with matching hedges using a national bank counterparty. Additionally, the increase includes a $100 million notional amount interest rate swap on brokered certificate of deposits over a five-year term, $37 million in interest rate swaps on securities and a $32 million increase in mortgage banking derivatives. The net fair value of total derivatives was a liability of $743 thousand at the end of 2019 compared to an asset of $811 thousand at year-end 2018.

Stockholders’ Equity
Total equity was $396 million at year-end 2019, compared with $371 million at year-end 2018. The Company’s book value per share increased $1.61 to $25.48 from year-end 2018. The increase was primarily due to a $22 million improvement in the Company’s securities fair value adjustment, net of tax, along with strong net income of $23 million offset by $13 million in dividends. The Company evaluates changes in tangible book value, a non-GAAP financial measure that is a commonly used valuation metric in the investment community, which parallels some regulatory capital measures. Tangible book value per share (non-GAAP measure) increased to $17.30 per share at year-end 2019 up from $16.94 per share at year-end 2018. Excluding the impact from the acquisition, tangible book value per share increased to $18.62; an increase of 10% for 2019.

During 2019, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $13 million compared with $12 million in 2018. The Company’s 2019 dividend payout ratio amounted to 59%, compared with 37% in 2018. The total cash dividends paid in 2019 amounted to $0.86 per common share of stock, compared with $0.79 in 2018, representing an increase of $0.07 per share, or 9%.

On March 21, 2019, the Company’s Board of Directors authorized a share repurchase plan (the “Plan”). Under the terms of the Plan, the Company is authorized to repurchase up to 5% of its outstanding common stock, representing approximately 776,000 shares as of March 15, 2019. The Plan is authorized to last no longer than twelve months and was authorized based on the strength of the Company’s balance sheet and capital position, and the Company’s belief in the intrinsic value of the Company’s common stock. Given the current market for bank stock prices, the Company believes this program is another tool to enhance long-term shareholder value. As of December 31, 2019, no shares have been purchased.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 13 - Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Summary
Net income in 2019 was $23 million compared to $33 million in 2018 and included acquisition, restructuring and other expense charges of $8 million and $2 million, respectively. The non-GAAP measure of adjusted earnings in 2019 was $30 million compared to $35 million in 2018. Net income and adjusted earnings in 2019 benefited from expanded yields on earning assets and non-interest income growth, offset by higher cost of funds. Results for 2019 include operations from the branch acquisition as of the October 25, 2019 effective date.

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

Net interest income for 2019 was $90 million compared with $91 million in 2018. Interest income was $135 million, up 6% from $127 million in 2018 as average earning assets grew $70 million. The net interest margin was 2.78% in 2019 compared to 2.87% in the prior year. Purchase loan accretion contributed 10 and 11 basis points to the margin in 2019 and 2018, respectively. Yields expanded across all loan categories as variable rate products in the first half of 2019 repriced to higher rates driven by the 2018 short-term hikes. The 2019 yield on securities improved by 19 basis points reflecting the benefit of portfolio remix strategies and associated security sales in the second half of 2019. These improvements in interest from earning assets were offset by a higher cost of interest bearing liabilities, especially in the first half of 2019, which was also driven by short-term rate hikes in late 2018. While the cost of interest bearing liabilities increased 30 basis points to 1.61% on a year-over-year basis, the same costs improved to 1.42% in the fourth quarter due to executing deleveraging strategies associated with the branch acquisition and securities sales.

Loan Loss Provision
The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The provision was $2 million in 2019 compared to $3 million in 2018. The decrease is primarily due to lower charge-offs in 2019 as compared to prior year reflecting continued improvement in credit quality.

Non-Interest Income
Non-interest income are fees that fundamental to the Company’s profitability through revenue diversification in the forms of trust and treasury management services, customer service fees, customer loan derivatives, and secondary market mortgage sales.

Non-interest income for 2019 increased to $29 million from $28 million in 2018 driven primarily by customer loan derivative income, which increased to $2 million in 2019 compared to $860 thousand in 2018. The increase in these fees is attributable to the Company’s continued focus on the complexity of the financial needs of its customers and related commercial loan growth in 2019. Customer service fees also contributed to the overall increase in non-interest income growing by $589 thousand in 2019. The increase is due to higher transaction volume principally from the deposit base obtained through the branch acquisition. Trust and investment management fee income in 2019 was relatively flat with 2018. However, assets under management increased to $2.0 billion in 2019 compared to $1.7 billion in 2018 primarily due wealth management accounts that were obtained through the branch acquisition.

Non-Interest Expense
Non-interest expense was $90 million in 2019 compared to $76 million in 2018. The increase in 2019 includes $3 million related to the branch acquisition, a $3 million reclassification of losses on the interest rate cap derivative from other comprehensive income and $3 million related to branch optimization and other strategic review expenses. Salary and employee benefits expenses increased by $4 million due to postretirement benefit revaluations on lower discount rates and an increase in full time equivalent employees (“FTEs”). FTEs totaled 460 at the end of 2019 compared with 445 at the end of 2018, which includes employees from the branch acquisition.

Income Tax Expense
The effective tax rate decreased to 15.7% in 2019 from 18.7% in 2018 due to a higher proportion of tax-advantaged income to taxable income, which was driven by overall lower net income in 2019 as compared to 2018.

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
Capital Resources
Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2019, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Bank has capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the FRB. At December 31, 2019, the Bank’s available secured line of credit at the FRB stood at $144.2 million or 3.9% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position. The Company has issued $40 million in subordinated notes to accredited investors that provides funds for ongoing operations and future growth.

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

The following table summarizes the Company’s contractual obligations at December 31, 2019:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
FHLB Borrowings	$426,564	$303,286	$114,662	$8,300	$316
Subordinated Notes	59,920	—	—	—	59,920
Operating lease obligations	12,008	1,194	2,421	2,409	5,984
Purchase obligations	20,398	3,369	6,659	5,812	4,558
Total Contractual Obligations	$518,890	$307,849	$123,742	$16,521	$70,778

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

At December 31, 2019 and 2018, the Company’s off-balance sheet arrangements were limited to customer obligations, in the normal course of business to meet customer's financing needs. These financial arrangements include commitments to extend credit, unused or unadvanced loan funds, and letters of credit. The Company uses the same lending policies and procedures to make such commitments as it uses for other lending products. Customers' creditworthiness is evaluated on a case-by-case basis.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  Typically these letters of credit expire if unused; therefore the total amounts do not necessarily represent future cash requirements. For further detail see Note 12 - Other Commitments, Contingencies and Off-Balance Sheet Activities of the Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the notes on Recently Adopted Accounting Principles and Future Application of Accounting Pronouncements in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements in this Annual Report on Form 10-K. The preparation of the consolidated financial statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

Management has identified the Company's most critical accounting policies as related to:

•	Allowance for Loan Losses

•	Acquired Loans

•	Income Taxes

•	Goodwill and Identifiable Intangible Assets

•	Determination of Other-Than-Temporary Impairment of Securities

•	Fair Value of Financial Instruments

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
As of December 31, 2019, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was essentially neutral over the one- and two-year horizons (i.e., relatively unexposed to changes in interest rates).
The following table presents the changes in sensitivities on net interest income for the years ended December 31, 2019 and 2018:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2019
-100	$(961)	(1.0)%	$(3,645)	(3.7)%
+200	651	0.7	3,246	3.3

At December 31, 2018
-100	1,471	1.7	603	0.7
+200	(3,220)	(3.7)	(7,161)	(8.3)
Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will be slightly lower over the one year horizon with a further modest reduction over the two-year horizon. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.
Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve moderately over the one and two-year horizons as increased earning asset yields outpace increases in funding costs. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s earning assets will initially re-price disproportionately with funding costs to a moderate degree. Management similarly believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.
As compared to December 31, 2018, the year-one sensitivity in the down 100 basis points scenario is slightly lower year-over-year, while the year-two sensitivity in the down 100 basis points scenario also showed a further reduction.  In the year-one up 200 basis points scenario, results were modestly up versus the prior year, while year-two, up 200 basis points results were slightly positive further still. On balance, the current aggregate position is less liability sensitive and largely consistent with a more neutral stance on interest rates.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and its Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Boston, Massachusetts
March 10, 2020

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$37,261	$35,208
Interest-bearing deposit with the Federal Reserve Bank	19,649	63,546
Total cash and cash equivalents	56,910	98,754
Securities available for sale, at fair value	663,230	725,837
Federal Home Loan Bank stock	20,679	35,659
Total securities	683,909	761,496
Loans:
Commercial real estate	930,661	826,699
Commercial and industrial	423,291	404,870
Residential real estate	1,151,857	1,144,698
Consumer	135,283	113,960
Total loans	2,641,092	2,490,227
Less: Allowance for loan losses	(15,353)	(13,866)
Net loans	2,625,739	2,476,361
Premises and equipment, net	51,205	48,804
Other real estate owned	2,236	2,351
Goodwill	118,649	100,085
Other intangible assets, net	8,641	7,459
Cash surrender value of bank-owned life insurance	75,863	73,810
Deferred tax assets, net	3,865	9,514
Other assets	42,111	29,853
Total assets	$3,669,128	$3,608,487

Liabilities
Deposits:
Demand	$414,534	$370,889
NOW	575,809	484,717
Savings	388,683	358,888
Money market	384,090	335,951
Time	932,635	932,793
Total deposits	2,695,751	2,483,238
Borrowings:
Senior	471,396	680,823
Subordinated	59,920	42,973
Total borrowings	531,316	723,796
Other liabilities	45,654	30,874
Total liabilities	3,272,721	3,237,908
(continued)

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 and 16,428,388 shares at December 31, 2019 and December 31, 2018, respectively	32,857	32,857
Additional paid-in capital	188,536	187,653
Retained earnings	175,780	166,526
Accumulated other comprehensive loss	3,911	(11,802)
Less: 870,257 and 905,201 shares of treasury stock at December 31, 2019 and December 31, 2018, respectively, at cost	(4,677)	(4,655)
Total shareholders’ equity	396,407	370,579
Total liabilities and shareholders’ equity	$3,669,128	$3,608,487

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Interest and dividend income
Loans	$111,042	$104,015	$94,976
Securities and other	24,349	23,436	21,093
Total interest and dividend income	135,391	127,451	116,069
Interest expense
Deposits	27,034	19,521	11,307
Borrowings	18,547	17,047	12,607
Total interest expense	45,581	36,568	23,914
Net interest income	89,810	90,883	92,155
Provision for loan losses	2,317	2,780	2,788
Net interest income after provision for loan losses	87,493	88,103	89,367
Non-interest income
Trust and investment management fee income	12,063	11,985	12,270
Insurance brokerage service income	—	—	1,097
Customer service fees	10,127	9,538	8,484
(Loss) gain on sales of securities, net	237	(924)	19
Bank-owned life insurance income	2,053	1,821	1,539
Customer derivative income	2,028	860	—
Other income	2,561	4,655	2,573
Total non-interest income	29,069	27,935	25,982
Non-interest expense
Salaries and employee benefits	45,000	40,964	39,589
Occupancy and equipment	14,214	12,386	11,061
Loss on premises and equipment, net	18	—	94
Outside services	1,818	2,408	3,000
Professional services	2,191	1,474	1,655
Communication	821	804	1,289
Marketing	1,872	1,743	945
Amortization of intangible assets	861	828	812
Loss on debt extinguishment	1,096	—	—
Acquisition, restructuring and other expenses	8,317	1,728	3,302
Other expenses	13,525	13,204	10,979
Total non-interest expense	89,733	75,539	72,726

Income before income taxes	26,829	40,499	42,623
Income tax expense	4,209	7,562	16,630
Net income	$22,620	$32,937	$25,993

Earnings per share:
Basic	$1.46	$2.13	$1.71
Diluted	$1.45	$2.12	$1.70

Weighted average common shares outstanding:
Basic	15,541	15,488	15,184
Diluted	15,587	15,564	15,290
The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$22,620	$32,937	$25,993
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available for sale	18,646	(8,563)	526
Changes in unrealized loss on derivative hedges	2,216	654	(838)
Changes in unrealized loss on post-retirement plans	(350)	(216)	(326)
Income taxes related to other comprehensive income (loss):
Changes in unrealized loss on securities available for sale	(4,434)	1,978	(114)
Changes in unrealized loss on derivative hedges	(448)	(168)	386
Changes in unrealized loss on post-retirement plans	83	47	138
Total other comprehensive income (loss)	15,713	(6,268)	(228)
Total comprehensive income	$38,333	$26,669	$25,765

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2016	$13,577	$23,027	$130,489	$(4,326)	$(6,027)	$156,740
Comprehensive income:
Net income	—	—	25,993	—	—	25,993
Other comprehensive loss	—	—	—	(228)	—	(228)
Total comprehensive income	—	—	25,993	(228)	—	25,765
Cash dividends declared ($0.75 per share)	—	—	(11,505)	—	—	(11,505)
Acquisition of Lake Sunapee Bank Group (6,245,780 shares)	8,328	173,591	—	—	—	181,919
Treasury stock purchased (9,603 shares)	—	—	—	—	(282)	(282)
Net issuance (91,517 shares) to employee stock plans, including related tax effects	—	(222)	—	—	968	746
Three-for-two stock split	10,952	(10,968)	—	—	—	(16)
Recognition of stock based compensation	—	1,274	—	—	—	1,274
Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641

Comprehensive income:
Net income	—	—	32,937	—	—	32,937
Other comprehensive loss	—	—	—	(6,268)	—	(6,268)
Total comprehensive income	—	—	32,937	(6,268)	—	26,669
Cash dividends declared ($0.79 per share)	—	—	(12,184)	—	—	(12,184)
Treasury stock purchased (10,899 shares)	—	—	—	—	(324)	(324)
Net issuance (101,460 shares) to employee stock plans, including related tax effects	—	(395)	—	—	1,010	615
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	1,346	—	—	—	1,346
Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579

Comprehensive income:
Net income	—	—	22,620	—	—	22,620
Other comprehensive income	—	—	—	15,713	—	15,713
Total comprehensive income	—	—	22,620	15,713	—	38,333
Cash dividends declared ($0.86 per share)	—	—	(13,366)	—	—	(13,366)
Treasury stock purchased (9,195 shares)	—	—	—	—	(239)	(239)
Net issuance (34,944 shares) to employee stock plans, including related tax effects	—	(490)	—	—	217	(273)
Recognition of stock based compensation	—	1,373	—	—	—	1,373
Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,911	$(4,677)	$396,407

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$22,620	$32,937	$25,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,317	2,780	2,788
Net amortization of securities	3,341	3,945	5,214
Deferred tax benefit	1,101	(443)	6,886
Change in unamortized net loan costs and premiums	(555)	(600)	(933)
Premises and equipment depreciation	4,136	3,704	3,553
Stock-based compensation expense	1,373	1,346	1,274
Accretion of purchase accounting entries, net	(3,806)	(3,512)	(3,337)
Amortization of other intangibles	861	828	812
Income from cash surrender value of bank-owned life insurance policies	(2,053)	(1,821)	(1,539)
(Gain) loss on sales of securities, net	(237)	924	(19)
Loss on other real estate owned	166	—	—
Loss on premises and equipment, net	18	—	94
Net change in other assets and liabilities	7,121	(2,366)	(432)
Net cash provided by operating activities	36,403	37,722	40,354

Cash flows from investing activities:
Proceeds from sales of securities available for sale	92,315	29,107	1,599
Proceeds from maturities, calls and prepayments of securities available for sale	115,334	95,629	121,583
Purchases of securities available for sale	(129,189)	(146,763)	(172,116)
Net change in loans	(150,831)	(5,158)	(145,449)
Purchase of Federal Home Loan Bank stock	(11,687)	(2,676)	(11,986)
Proceeds from sale of Federal Home Loan Bank stock	26,667	5,122	10,661
Purchase of premises and equipment, net	(9,185)	(4,793)	(3,157)
Purchase of bank-owned life insurance	—	(14,000)	—
Acquisitions, net of cash acquired	(18,383)	—	39,537
Net investment in tax credit limited partnerships	(22)	(585)	—
Proceeds from sale of other real estate owned	—	153	322
Net cash used in investing activities	(84,981)	(43,964)	(159,006)

Cash flows from financing activities:
Net increase in deposits	212,693	131,981	151,900
Net change in short-term FHLB borrowings	(308,380)	37,000	(68,368)
Proceeds from advances from the Federal Home Loan Bank	328,097	42,700	221,168
Repayments of advances from the Federal Home Loan Bank	(237,719)	(180,982)	(92,539)
Net change in short-term other borrowings	8,621	(4,495)	(222)
Proceeds from subordinated debt issuance	40,000	—	—
Repayments of subordinated debt	(22,000)	—	—
Payment of subordinated debt issuance costs	(700)	—	—
Exercise of stock options	(273)	615	746
Purchase of treasury stock	(239)	(324)	(282)
Cash dividends paid on common stock	(13,366)	(12,184)	(11,505)
Net cash provided by financing activities	6,734	14,311	200,898
(continued)
Net change in cash and cash equivalents	(41,844)	8,069	82,246
Cash and cash equivalents at beginning of year	98,754	90,685	8,439
Cash and cash equivalents at end of year	$56,910	$98,754	$90,685

Supplemental cash flow information:
Interest paid	$45,755	$36,511	$21,399
Income taxes paid, net	2,371	9,891	9,084

Acquisition of non-cash assets and liabilities:
Assets acquired	243,676	—	1,454,076
Liabilities assumed	261,814	—	1,406,672

Other non-cash changes:
Real estate owned acquired in settlement of loans	250	2,380	32
Initial recognition of operating lease right-of-use assets	8,991	—	—
Initial recognition of operating lease liabilities	8,991	—	—

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

Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiaries, Bar Harbor Bank & Trust, Bar Harbor Trust Services, Charter Trust Company and Cottage Street Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation. Assets held in a fiduciary capacity are not assets of the Company, but assets of customers, and therefore, are not included in the consolidated balance sheets.

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

Use of estimates: In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment on securities, income tax estimates, reviews of goodwill for impairment, and accounting for post-retirement plans.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, Federal Funds sold, and other short-term investments with maturities less than 90 days. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits.  The reserve requirement, included in cash and equivalents, was $23.1 million and $15.8 million at year-end 2019 and 2018, respectively.

Securities: All securities held at December 31, 2019 and 2018 were classified as available-for-sale (“AFS”).  Available for sale securities primarily consist of mortgage-backed securities and obligations of state and political subdivisions there of, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to be other-than-temporarily impaired (“OTTI”) as discussed below. The Company does not have any securities classified as trading or held-to-maturity.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the Consolidated Statements of Income.

Other-Than-Temporary Impairments on Securities: The Company conducts an OTTI analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2019.

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

Other Real Estate Owned: Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. Initially at transfer if the recorded investment in the loan exceeds the property’s fair value at the time of acquisition, a charge-off is recorded against the allowance. If the fair value of the property initially at transfer exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other non-interest income. Subsequent decreases in the property’s fair value and operating expenses of the property are recognized through charges to other non-interest expense. The fair value of the property acquired and ongoing valuation is based on third-party appraisals, broker price opinions, recent sales activity, or a combination thereof, subject to management judgment. Due to changing market conditions the amount ultimately realized on the other real estate owned may differ from the amounts reflected in the financial statements.

Goodwill: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and other intangible assets, such as core deposit intangibles.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, or more frequently, if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company, at our discretion, assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

Other Intangible Assets: Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.

The fair value of these assets are generally determined based on appraisals and are subsequently amortized on a straight-line basis or an accelerated basis over their estimated lives. Management assesses the recoverability of these intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

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

The Company enters into commitments to lend with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed bonds to investors to hedge against inherent interest rate and pricing risk associated with selling loans. The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability.

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

Employee Benefit Plans: The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations. The Company also has a supplemental executive retirement agreement with a certain current executive officer. This agreement provides a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event. The Company recognizes the net present value of payments associated with these agreements over the service periods of the participating executive officers. Upon retirement, interest costs will continue to be recognized on the benefit obligation.

The Company recognizes the over-funded or under-funded status of post-retirement benefit plans as a liability or asset on the balance sheet in other liabilities or other assets and recognizes changes in that funded status through other comprehensive income/(loss). Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income/(loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is the Company's fiscal year end.

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

Treasury Stock: Shares of the Company’s common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on an average cost basis.

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

Revenue Recognition: The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers." ASC 606 requires the Company to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or service. See Note 16 - Revenue from Contracts with Customers of the Company's Consolidated Financial Statements for additional information on revenue recognition.

Marketing Costs: Marketing costs are expensed as incurred.

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
January 1, 2019
The Company adopted this ASU as of January 1, 2019 including the election of the practical expedients, allowing for existing leases to be accounted for consistent with current guidance, with the exception of balance sheet recognition for lessees. A modified retrospective transition approach was utilized, applying the new standard to all leases existing at the date of initial application. At January 1, 2019 the Company recognized a right-of-use asset and corresponding lease liability of $9.0 million. This computation is based, primarily, on the present value of unpaid future minimum lease payments. Additionally, that amount is impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease obligations. Due to the limited size of the Company's leasing portfolio, many other items related to this standard don't apply, or had an immaterial impact on the Company's consolidated financial statements. For transitional disclosures see Note 17 - Leases.

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
January 1, 2019
The Company adopted this ASU as of January 1, 2019, although it did not have a material impact on the Company's consolidated financial statements, disclosures were updated to comply with the guidance. For further detail see Note 13 - Derivative Financial Instruments and Hedging Activities.

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
January 1, 2020
Adoption of this ASU is expected to primarily change how the Company estimates credit losses with the application of the expected credit loss model. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company will utilize the modified retrospective approach. The Company's CECL implementation efforts are in process and continue to focus on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Certain elements of the calculation are pending finalization, including refinement of the model assumptions, the qualitative framework, internal control design, model validation, and the operational control framework to support the new process. Furthermore, changes to the economic forecasts within the model could positively or negatively impact the actual results. The quantitative impact to the consolidated financial statements is estimated to be between $4 to $6 million.

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
		January 1, 2020	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.
ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans.	January 1, 2021	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Early adoption is permitted.

NOTE 2.    SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$319,064	$4,985	$(2,080)	$321,969
US Government agency	98,568	1,640	(547)	99,661
Private label	20,212	68	(747)	19,533
Obligations of states and political subdivisions thereof	139,240	3,034	(268)	142,006
Corporate bonds	78,804	1,478	(221)	80,061
Total securities available for sale	$655,888	$11,205	$(3,863)	$663,230

December 31, 2018
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$413,492	$904	$(9,444)	$404,952
US Government agency	111,938	509	(1,935)	110,512
Private label	20,353	113	(84)	20,382
Obligations of states and political subdivisions thereof	133,260	1,081	(2,076)	132,265
Corporate bonds	58,098	264	(636)	57,726
Total securities available for sale	$737,141	$2,871	$(14,175)	$725,837

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at December 31, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$—	$—
Over 1 year to 5 years	33,179	34,004
Over 5 years to 10 years	57,285	58,138
Over 10 years	127,580	129,925
Total bonds and obligations	218,044	222,067
Mortgage-backed securities	437,844	441,163
Total securities available for sale	$655,888	$663,230

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

(in thousands)	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Net
2019	$92,315	$993	$(756)	$237
2018	29,107	—	(924)	(924)
2017	1,599	19	—	19

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(in thousands)	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$1,074	$43,429	$1,006	$49,712	$2,080	$93,141
US Government agency	432	19,717	115	9,120	547	28,837
Private label	380	9,843	367	9,411	747	19,254
Obligations of states and political subdivisions thereof	137	29,355	131	1,682	268	31,037
Corporate bonds	142	9,888	79	12,276	221	22,164
Total securities available for sale	$2,165	$112,232	$1,698	$82,201	$3,863	$194,433

December 31, 2018
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$155	$19,367	$9,289	$297,569	$9,444	$316,936
US Government agency	16	2,570	1,919	68,266	1,935	70,836
Private label	79	10,393	5	47	84	10,440
Obligations of states and political subdivisions thereof	43	6,784	2,033	47,930	2,076	54,714
Corporate bonds	224	11,759	412	14,460	636	26,219
Total securities available for sale	$517	$50,873	$13,658	$428,272	$14,175	$479,145

A summary of securities pledged as collateral for certain deposits and borrowing arrangements as of the years ended December 31, 2019 and December 31, 2018 is as follows:

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Securities pledged for deposits	$217,009	$220,054	$128,949	$126,649
Securities pledged for repurchase agreements	96,007	96,477	55,656	54,189
Securities pledged for other borrowings (1)	157,172	157,458	270,252	265,334
Total securities pledged	$470,188	$473,989	$454,857	$446,172
______________________________
(1) The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

Securities Impairment
As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  For the twelve months ended December 31, 2019, 2018 and 2017 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

The following table presents the remaining amount of historical credit losses on debt securities and changes reflected in the statement of income:

	Twelve Months Ended December 31,
(in thousands)	2019	2018	2017
Estimated credit losses as of prior year-end,	$1,697	$1,697	$1,697
Reductions for securities paid off during the period	—	—	—
Estimated credit losses at end of the period	$1,697	$1,697	$1,697

The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio, as unrealized losses are the result of changes in the interest rate environment and other market factors. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at December 31, 2019:

US Government-sponsored enterprises
163 out of the total 684 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.3% of the amortized cost of securities in unrealized loss positions.The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year. All securities are performing.

US Government agencies
49 out of the total 182 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.9% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year. All securities are performing.

Private-label
9 of the total 19 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.7% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof
15 of the total 217 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.9% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the year. All securities are performing.

Corporate bonds
7 of the total 27 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 1.1% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTE 3.    LOANS

The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans include multi-family, commercial construction and land development, and other commercial real estate classes. Commercial and industrial loans include loans to commercial and agricultural businesses, and tax exempt entities. Residential real estate loans consist of mortgages for 1-to-4 family housing. Consumer loans include home equity loans, auto and other installment loans.

The Company’s lending activities are principally conducted in Maine, New Hampshire, and Vermont.

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from a business combination. The following is a summary of total loans:

	December 31, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$31,387	$2,903	$34,290	$23,754	$2,890	$26,644
Other commercial real estate	666,051	230,320	896,371	555,980	244,075	800,055
Total commercial real estate	697,438	233,223	930,661	579,734	246,965	826,699

Commercial and industrial:
Commercial	239,692	59,072	298,764	234,757	52,470	287,227
Agricultural	20,018	206	20,224	22,317	—	22,317
Tax exempt	66,860	37,443	104,303	56,588	38,738	95,326
Total commercial and industrial	326,570	96,721	423,291	313,662	91,208	404,870

Total commercial loans	1,024,008	329,944	1,353,952	893,396	338,173	1,231,569

Residential real estate:
Residential mortgages	740,687	411,170	1,151,857	670,189	474,509	1,144,698
Total residential real estate	740,687	411,170	1,151,857	670,189	474,509	1,144,698

Consumer:
Home equity	59,368	63,033	122,401	57,898	45,291	103,189
Other consumer	11,167	1,715	12,882	9,414	1,357	10,771
Total consumer	70,535	64,748	135,283	67,312	46,648	113,960

Total loans	$1,835,230	$805,862	$2,641,092	$1,630,897	$859,330	$2,490,227

Total unamortized net costs and premiums included in the year-end total for business activity loans were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Unamortized net loan origination costs	$3,603	$3,064
Unamortized net premium on purchased loans	(134)	(127)
Total unamortized net costs and premiums	$3,469	$2,937

For the year ended December 31, 2019, the Company had pledged loans with a collateral value totaling $144.2 million to the Federal Reserve Bank of Boston for certain borrowing arrangements. The Company also pledged residential first mortgage loans, home equity loans and certain commercial loans with collateral value totaling $955.7 million for FHLB borrowings for the year ended December 31, 2019. (See Note 8 - Borrowed Funds of the Company's Consolidated Financial Statements.)

The carrying amount of the acquired loans at December 31, 2019 totaled $805.9 million. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $16.6 million (and a note balance of $21.8 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $789.2 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Twelve Months Ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$4,377	$3,509
Acquisitions	4,391	—
Reclassification from nonaccretable difference for loans with improved cash flows	541	2,240
Changes in expected cash flows that do not affect the nonaccretable difference	—	—
Reclassification to TDR	—	(30)
Accretion	(1,942)	(1,342)
Balance at end of period	$7,367	$4,377

The following is a summary of past due loans at December 31, 2019 and December 31, 2018:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$205	$53	$—	$258	$31,129	$31,387	$—
Other commercial real estate	40	1,534	1,810	3,384	662,667	666,051	—
Total commercial real estate	245	1,587	1,810	3,642	693,796	697,438	—

Commercial and industrial:
Commercial	452	50	894	1,396	238,296	239,692	—
Agricultural	62	34	96	192	19,826	20,018	—
Tax exempt	—	—	—	—	66,860	66,860	—
Total commercial and industrial	514	84	990	1,588	324,982	326,570	—

Total commercial loans	759	1,671	2,800	5,230	1,018,778	1,024,008	—

Residential real estate:
Residential mortgages	7,293	1,243	668	9,204	731,483	740,687	—
Total residential real estate	7,293	1,243	668	9,204	731,483	740,687	—

Consumer:
Home equity	597	43	429	1,069	58,299	59,368	50
Other consumer	36	12	—	48	11,119	11,167	—
Total consumer	633	55	429	1,117	69,418	70,535	50

Total loans	$8,685	$2,969	$3,897	$15,551	$1,819,679	$1,835,230	$50

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$—	$12	$—	$12	$384	$2,903	$—
Other commercial real estate	2,029	245	231	2,505	8,289	230,320	—
Total commercial real estate	2,029	257	231	2,517	8,673	233,223	—

Commercial and industrial:
Commercial	440	335	140	915	2,723	59,072	—
Agricultural	—	—	—	—	173	206	—
Tax exempt	—	—	—	—	36	37,443	—
Total commercial and industrial	440	335	140	915	2,932	96,721	—

Total commercial loans	2,469	592	371	3,432	11,605	329,944	—

Residential real estate:
Residential mortgages	3,185	864	1,015	5,064	5,591	411,170	—
Total residential real estate	3,185	864	1,015	5,064	5,591	411,170	—

Consumer:
Home equity	208	548	217	973	1,291	63,033	217
Other consumer	2	9	—	11	66	1,715	—
Total consumer	210	557	217	984	1,357	64,748	217

Total loans	$5,864	$2,013	$1,603	$9,480	$18,553	$805,862	$217

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$23,754	$23,754	$—
Other commercial real estate	1,146	—	6,725	7,871	548,109	555,980	—
Total commercial real estate	1,146	—	6,725	7,871	571,863	579,734	—

Commercial and industrial:
Commercial	395	60	402	857	233,900	234,757	50
Agricultural	65	6	25	96	22,221	22,317	—
Tax exempt	—	—	—	—	56,588	56,588	—
Total commercial and industrial	460	66	427	953	312,709	313,662	50

Total commercial loans	1,606	66	7,152	8,824	884,572	893,396	50

Residential real estate:
Residential mortgages	3,565	641	1,309	5,515	664,674	670,189	—
Total residential real estate	3,565	641	1,309	5,515	664,674	670,189	—

Consumer:
Home equity	72	—	—	72	57,826	57,898	—
Other consumer	17	—	11	28	9,386	9,414	—
Total consumer	89	—	11	100	67,212	67,312	—

Total loans	$5,260	$707	$8,472	$14,439	$1,616,458	$1,630,897	$50

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$164	$2,890	$—
Other commercial real estate	631	99	211	941	6,143	244,075	—
Total commercial real estate	631	99	211	941	6,307	246,965	—

Commercial and industrial:
Commercial	149	26	494	669	679	52,470	—
Agricultural	—	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	38,738	—
Total commercial and industrial	149	26	494	669	679	91,208	—

Total commercial loans	780	125	705	1,610	6,986	338,173	—

Residential real estate:
Residential mortgages	3,419	254	1,792	5,465	3,095	474,509	189
Total residential real estate	3,419	254	1,792	5,465	3,095	474,509	189

Consumer:
Home equity	198	—	66	264	22	45,291	7
Other consumer	17	—	—	17	3	1,357	—
Total consumer	215	—	66	281	25	46,648	7

Total loans	$4,414	$379	$2,563	$7,356	$10,106	$859,330	$196

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction and land development	$258	$—	$258	$1	$—	$1
Other commercial real estate	2,888	343	3,231	7,873	282	8,155
Total commercial real estate	3,146	343	3,489	7,874	282	8,156

Commercial and industrial:
Commercial	932	626	1,558	1,423	643	2,066
Agricultural	278	—	278	265	—	265
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,210	626	1,836	1,688	643	2,331

Total commercial loans	4,356	969	5,325	9,562	925	10,487

Residential real estate:
Residential mortgages	3,362	1,973	5,335	4,213	2,997	7,210
Total residential real estate	3,362	1,973	5,335	4,213	2,997	7,210

Consumer:
Home equity	615	254	869	246	201	447
Other consumer	21	—	21	90	1	91
Total consumer	636	254	890	336	202	538

Total loans	$8,354	$3,196	$11,550	$14,111	$4,124	$18,235

Loans evaluated for impairment by portfolio segment as of December 31, 2019 and December 31, 2018 were as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2019
Individually evaluated for impairment	$3,964	$1,353	$2,620	$13	$7,950
Collectively evaluated	693,474	325,217	738,067	70,522	1,827,280
Total	$697,438	$326,570	$740,687	$70,535	$1,835,230

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2019
Individually evaluated for impairment	$258	$385	$1,032	$—	$1,675
Purchased credit impaired	8,673	2,932	5,591	1,357	18,553
Collectively evaluated	224,292	93,404	404,547	63,391	785,634
Total	$233,223	$96,721	$411,170	$64,748	$805,862

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Individually evaluated for impairment	$9,835	$1,445	$2,562	$13	$13,855
Collectively evaluated	569,899	312,217	667,627	67,299	1,617,042
Total	$579,734	$313,662	$670,189	$67,312	$1,630,897

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
December 31, 2018
Individually evaluated for impairment	$188	$426	$744	$—	$1,358
Purchased credit impaired	6,307	679	3,095	25	10,106
Collectively evaluated	240,470	90,103	470,670	46,623	847,866
Total	$246,965	$91,208	$474,509	$46,648	$859,330

The following is a summary of impaired loans at December 31, 2019 and December 31, 2018:
Business Activities Loans

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,911	1,957	—
Commercial	710	773	—
Agricultural	361	361	—
Tax exempt loans	—	—	—
Residential real estate	2,067	2,227	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$258	$258	$205
Other commercial real estate	1,795	1,940	1,026
Commercial	282	289	164
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	553	590	57
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	$3,964	$4,155	$1,231
Commercial and industrial	1,353	1,423	164
Residential real estate	2,620	2,817	57
Consumer	13	13	—
Total impaired loans	$7,950	$8,408	$1,452

Acquired Loans

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	90	90	—
Commercial	385	481	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	678	938	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	168	168	12
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	354	376	49
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$258	$258	$12
Commercial and industrial	385	481	—
Residential real estate	1,032	1,314	49
Consumer	—	—	—
Total impaired loans	$1,675	$2,053	$61

Business Activities Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	8,209	8,301	—
Commercial	649	669	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,671	1,709	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$1	$1	$1
Other commercial real estate	1,625	1,660	421
Commercial	796	855	78
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	891	916	111
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	$9,835	$9,962	$422
Commercial and industrial	1,445	1,524	78
Residential real estate	2,562	2,625	111
Consumer	13	13	—
Total impaired loans	$13,855	$14,124	$611

Acquired Loans

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	188	187	—
Commercial	426	510	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	375	524	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Commercial		—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	369	379	41
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	$188	$187	$—
Commercial and industrial	426	510	—
Residential real estate	744	903	41
Consumer	—	—	—
Total impaired loans	$1,358	$1,600	$41

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2019 and December 31, 2018:

Business Activities Loan

	Twelve Months Ended December 31, 2019		Twelve Months Ended December 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	5,434	55	6,878	77
Commercial	871	5	634	9
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	2,089	47	1,693	39
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$56	$1	$1	$—
Other commercial real estate	1,737	—	1,140	—
Commercial	153	—	735	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	540	7	826	9
Home equity	13	—	13	1
Other consumer	—	—	—	—

Total
Commercial real estate	$7,227	$56	$8,019	$77
Commercial and industrial	1,024	5	1,369	9
Residential real estate	2,629	54	2,519	48
Consumer	13	—	13	1
Total impaired loans	$10,893	$115	$11,920	$135

Acquired Loans

	Twelve Months Ended December 31, 2019		Twelve Months Ended December 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	89	—	112	1
Commercial	429	—	441	1
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	652	—	442	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	123	—	—	—
Commercial	—	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	361	—	218	3
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	$212	$—	$112	$1
Commercial and industrial	429	—	441	1
Residential real estate	1,013	—	660	3
Consumer	—	—	—	—
Total impaired loans	$1,654	$—	$1,213	$5

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

The following tables include the recorded investment and number of modifications identified during the twelve months ended December 31, 2019, 2018 and 2017, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Twelve Months Ended December 31, 2019
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Troubled Debt Restructurings
Construction and land development	—	$—	$—	$—
Other commercial real estate	10	630	529	69
Other commercial	7	366	271	—
Agricultural	2	500	503	—
Tax exempt	—	—	—	—
Residential mortgages	12	1,427	1,327	—
Home equity	—	—	—	—
Other consumer	—	—	—	—
Total	31	$2,923	$2,630	$69

	Twelve Months Ended December 31, 2018
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Troubled Debt Restructurings
Construction and land development	1	$1	$1	$1
Other commercial real estate	9	1,896	1,564	153
Other commercial	7	556	486	55
Agricultural	1	167	—	—
Residential mortgages	19	3,348	2,752	145
Home equity	1	100	100	—
Other consumer	3	13	11	—
Total	41	$6,081	$4,914	$354

	Twelve Months Ended December 31, 2017
(in thousands, except modifications)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Troubled Debt Restructurings
Other commercial real estate	6	$388	$222	$—
Other commercial	6	563	545	—
Agricultural	1	19	18	—
Residential mortgages	3	692	670	—
Home equity	1	13	13	—
Other consumer	1	38	36	—
Total	18	$1,713	$1,504	$—

The following table summarizes the types of loan concessions made for the periods presented:

	2019		2018		2017
(in thousands, except modifications)	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment	Number of Modifications	Post-Modification Outstanding Recorded Investment
Interest rate and maturity concession	2	$73	1	$16	6	$725
Amortization and maturity concession	4	273	1	286	6	490
Amortization concession	—	—	—	—	1	94
Amortization, interest rate and maturity concession	5	539	—	—	1	36
Amortization and interest rate concession	—	—	—	—	—	—
Forbearance	5	346	3	271	—	—
Forbearance and interest only payments	7	692	6	121	—	—
Forbearance and interest rate concession	—	—	1	49	—	—
Forbearance and maturity concession	4	472	20	2,030	—	—
Maturity concession	—	—	2	440	—	—
Restructure without concession	—	—	5	1,419	—	—
Court ordered	—	—	—	—	—	—
Other	4	235	2	282	4	159
Total	31	$2,630	41	$4,914	18	$1,504

For the twelve months ended December 31, 2019, 2018 and 2017, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure
As of December 31, 2019 and December 31, 2018, the Company maintained bank-owned residential real estate property with a fair value of $2.2 million and $2.4 million, respectively. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2019 and December 31, 2018 totaled $810 thousand and $1.5 million, respectively.

Loan Concentrations
Loan concentrations in specific industries may occasionally emerge as a result of economic conditions, changes in local demands, natural loan growth and runoff. At December 31, 2019 the largest industry concentration outside of commercial real estate was the hospitality industry which represents 8.6% or $227.0 million of the Company's total loan portfolio, compared with 9.0% or $223.0 million at December 31, 2018. There were no concentrations of loans related to any single industry in excess of 10% of total loans for 2019 or 2018.

Loans to Related Parties
In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2019 and December 31, 2018 are summarized below.

(in thousands)	2019	2018
Beginning balance	$8,395	$10,487
Changes in composition(1)	(302)	—
New Loans	242	—
Less: repayments	(126)	(2,092)
Ending balance	$8,209	$8,395
______________________________________
(1) Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking
The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2019 and 2018, the Company was servicing loans for participants totaling $497.2 million and $496.5 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.3 million, $1.3 million, and $1.2 million for the years ended 2019, 2018, and 2017, respectively, and is included as a component of other income within non-interest income.

Servicing rights activity during 2019 and 2018, included in other assets, was as follows:

	At or for the Twelve Months Ended December 31,
(in thousands)	2019	2018
Balance at beginning of year	$3,086	$3,232
Acquired	—	—
Additions	160	99
Amortization	(245)	(245)
Balance at end of year	$3,001	$3,086

Total residential loans included held for sale loans of $6.5 million and $168 thousand at December 31, 2019 and 2018, respectively. The net gains on sales of loans at December 31, 2019 and 2018 were $493 thousand and $121 thousand, respectively, and included as a component of other income within non-interest income.

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

Activity in the allowance for loan losses for the twelve months ended December 31, 2019, 2018 and 2017 was as follows:

Business Activities Loans	At or for the Twelve Months Ended December 31, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(212)	(336)	(109)	(228)	(885)
Recoveries on charged-off loans	194	65	55	6	320
Provision/(releases) for loan losses	875	1,499	(526)	193	2,041
Balance at end of period	$7,668	$3,608	$3,402	$379	$15,057
Individually evaluated for impairment	1,231	164	57	—	1,452
Collectively evaluated	6,437	3,444	3,345	379	13,605
Total	$7,668	$3,608	$3,402	$379	$15,057

Acquired Loans	At or for the Twelve Months Ended December 31, 2019
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(23)	(240)	(5)	(268)
Recoveries on charged-off loans	—	—	—	3	3
Provision/(releases) for loan losses	(26)	(6)	306	2	276
Balance at end of period	$147	$6	$143	$—	$296
Individually evaluated for impairment	12	—	49	—	61
Collectively evaluated	135	6	94	—	235
Total	$147	$6	$143	$—	$296

Business Activities Loans	At or for the Twelve Months Ended December 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	(417)	(111)	(225)	(629)	(1,382)
Recoveries on charged-off loans	275	76	166	18	535
Provision/(releases) for loan losses	916	42	684	633	2,275
Balance at end of period	$6,811	$2,380	$3,982	$408	$13,581
Individually evaluated for impairment	422	78	111	—	611
Collectively evaluated	6,389	2,302	3,871	408	12,970
Total	$6,811	$2,380	$3,982	$408	$13,581

Acquired Loans	At or for the Twelve Months Ended December 31, 2018
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(136)	(166)	(158)	(65)	(525)
Recoveries on charged-off loans	43	7	—	83	133
Provision/(releases) for loan losses	169	178	176	(18)	505
Balance at end of period	$173	$35	$77	$—	$285
Individually evaluated for impairment	—	—	41	—	41
Collectively evaluated	173	35	36	—	244
Total	$173	$35	$77	$—	$285

Business Activities Loans	At or for the Twelve Months Ended December 31, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$5,145	$1,952	$2,721	$601	$10,419
Charged-off loans	(124)	(189)	(226)	(162)	(701)
Recoveries on charged-off loans	49	11	65	18	143
Provision/(releases) for loan losses	967	599	797	(71)	2,292
Balance at end of period	$6,037	$2,373	$3,357	$386	$12,153
Individually evaluated for impairment	447	3	9	—	459
Collectively evaluated	5,590	2,370	3,348	386	11,694
Total	$6,037	$2,373	$3,357	$386	$12,153

Acquired Loans	At or for the Twelve Months Ended December 31, 2017
(in thousands)	Commercial real estate	Commercial and industrial	Residential real estate	Consumer	Total
Balance at beginning of period	$—	$—	$—	$—	$—
Charged-off loans	(151)	(18)	(29)	(127)	(325)
Recoveries on charged-off loans	1	—	—	—	1
Provision/(releases) for loan losses	247	34	88	127	496
Balance at end of period	$97	$16	$59	$—	$172
Individually evaluated for impairment	—	—	—	—	—
Collectively evaluated	97	16	59	—	172
Total	$97	$16	$59	$—	$172

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

The following tables present the Company’s commercial loans by risk rating at December 31, 2019 and December 31, 2018:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Grade:
Pass	$31,057	$23,680	$646,886	$532,386	$677,943	$556,066
Special mention	—	73	5,483	8,319	5,483	8,392
Substandard	330	—	11,974	13,914	12,304	13,914
Doubtful	—	1	1,708	1,361	1,708	1,362
Total	$31,387	$23,754	$666,051	$555,980	$697,438	$579,734

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Grade:
Pass	$221,329	$226,353	$18,940	$21,680	$66,860	$56,588	$307,129	$304,621
Special mention	2,744	6,730	298	215	—	—	3,042	6,945
Substandard	14,866	924	780	422	—	—	15,646	1,346
Doubtful	753	750	—	—	—	—	753	750
Total	$239,692	$234,757	$20,018	$22,317	$66,860	$56,588	$326,570	$313,662

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018
Performing	$737,325	$665,976	$58,753	$57,652	$11,146	$9,324	$807,224	$732,952
Non-performing	3,362	4,213	615	246	21	90	3,998	4,549
Total	$740,687	$670,189	$59,368	$57,898	$11,167	$9,414	$811,222	$737,501

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Commercial construction and land development		Commercial real estate other		Total commercial real estate
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Grade:
Pass	$2,412	$2,626	$218,491	$236,393	$220,903	$239,019
Special mention	12	—	2,261	1,574	2,273	1,574
Substandard	479	264	9,400	6,009	9,879	6,273
Doubtful	—	—	168	99	168	99
Total	$2,903	$2,890	$230,320	$244,075	$233,223	$246,965

Commercial and Industrial
Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Grade:
Pass	$51,184	$46,120	$58	$—	$37,407	$38,738	$88,649	$84,858
Special mention	5,432	4,825	—	—	—	—	5,432	4,825
Substandard	2,115	1,222	148	—	36	—	2,299	1,222
Doubtful	341	303	—	—	—	—	341	303
Total	$59,072	$52,470	$206	$—	$37,443	$38,738	$96,721	$91,208

Residential Real Estate and Consumer Loans
Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018
Performing	$407,811	$470,497	$62,504	$45,090	$1,707	$1,356	$472,022	$516,943
Non-performing	3,359	4,012	529	201	8	1	3,896	4,214
Total	$411,170	$474,509	$63,033	$45,291	$1,715	$1,357	$475,918	$521,157

The following table summarizes information about total classified and criticized loans loans as of December 31, 2019 and December 31, 2018.

	December 31, 2019			December 31, 2018
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-accrual	$8,354	$3,196	$11,550	$14,111	$4,124	$18,235
Substandard accruing	26,055	13,387	39,442	7,810	7,987	15,797
Doubtful accruing	—	—	—	—	—	—
Total classified	34,409	16,583	50,992	21,921	12,111	34,032
Special mention	8,525	7,705	16,230	15,337	6,399	21,736
Total Criticized	$42,934	$24,288	$67,222	$37,258	$18,510	$55,768

NOTE 5.    PREMISES AND EQUIPMENT

Year-end premises and equipment at December 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands, except years)	2019	2018	Estimated Useful Life
Land	$5,028	$4,837	N/A
Buildings and improvements	52,363	50,933	5 -39 years
Furniture and equipment	13,573	9,098	3 - 7 years
Premises and equipment, gross	70,964	64,868
Accumulated depreciation	(19,759)	(16,064)
Premises and equipment, net	$51,205	$48,804

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 amounted to $4.1 million, $3.7 million and $3.5 million, respectively.

Included in other assets is $1.8 million of premises held for sale as of December 31, 2019 that was identified as part of the Company's strategic review and branch optimization exercise, approved by the Board of Directors in September 2019. There was no property held for sale as of December 31, 2018. The Company measures assets held for sale at the lower of carrying amount or estimated fair value less 6% selling costs. The losses from this transfer of premises and equipment to premises held for sale totaled $1.0 million for 2019. There were no impairment charges recognized through December 31, 2019.

NOTE 6.    GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2019 and 2018 is as follows:

(in thousands)	2019	2018
Balance at beginning of year	$100,085	$100,085
Acquisition	18,564	—
Balance at end of year	$118,649	$100,085

In the fourth quarter of 2019, the Company completed its annual goodwill impairment testing using balance sheet data as of September 30, 2019 and market data as of November 30, 2019. The analysis was performed at the consolidated Bank level of the Company, which is considered the smallest reporting unit carrying goodwill. The step one analysis under the guidance of ASC 350 was passed, and therefore step two of the goodwill impairment test was not performed and no goodwill impairment was recognized for the year ended December 31, 2019. No impairment was recorded in 2019 and 2018.

The components of other intangible assets in 2019 and 2018 are as follows:

	2019
(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(2,635)	$6,848
Customer list and other intangibles	2,065	(272)	1,793
Total	$11,548	$(2,907)	$8,641

	2018
(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangible (non-maturity deposits)	$8,586	$(1,878)	$6,708
Customer list and other intangibles	919	(168)	751
Total	$9,505	$(2,046)	$7,459

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from eight and a half years to twelve years. Amortization expenses related to intangibles totaled $861 thousand in 2019, $828 thousand in 2018 and $812 thousand in 2017.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2019 is as follows:

(in thousands)	Other Intangible Assets
2020	$975
2021	932
2022	932
2023	932
2024	932
and thereafter	3,938
Total other intangible assets	$8,641

NOTE 7.               DEPOSITS

A summary of time deposits at December 31, 2019 and December 31, 2018 were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Time less than $100,000	$600,747	$622,478
Time $100,000 through $250,000	225,505	193,535
Time $250,000 or more	106,383	116,780
Total time deposits	$932,635	$932,793

At December 31, 2019 and December 31, 2018, the scheduled maturities by year for time deposits were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Within 1 year	$555,074	$505,313
Over 1 year to 2 years	287,934	258,176
Over 2 years to 3 years	51,444	123,337
Over 3 years to 4 years	31,262	14,494
Over 4 years to 5 years	6,883	31,353
Over 5 years	38	120
Total	$932,635	$932,793

Included in time deposits are brokered deposits of $526.9 million and $466.9 million at December 31, 2019 and December 31, 2018, respectively. Also included in time deposits are reciprocal deposits of $64.1 million and $52.4 million at December 31, 2019 and December 31, 2018, respectively.

NOTE 8.               BORROWED FUNDS

Borrowed funds at December 31, 2019 and December 31, 2018 are summarized, as follows:

	December 31, 2019		December 31, 2018
(in thousands, except ratios)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$303,286	1.83%	$611,683	2.47%
Other borrowings	44,832	0.99	36,211	1.09
Total short-term borrowings	348,118	1.73	647,894	2.39
Long-term borrowings
Advances from the FHLB	123,278	1.93	32,929	1.86
Subordinated borrowings	59,920	5.53	37,973	5.58
Junior subordinated borrowings	—	—	5,000	5.96
Total long-term borrowings	183,198	2.87	75,902	3.99
Total	$531,316	2.11%	$723,796	2.56%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2019 and 2018.

The Company also has capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2019, the Company’s available secured line of credit at the FRB was $144.2 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended December 31, 2019 and December 31, 2018.

The Company maintains an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $50 million as of December 31, 2019 and December 31, 2018. There was no outstanding balance on the line of credit as of December 31, 2019 and December 31, 2018.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at December 31, 2019 include no callable advances and $316 thousand of amortizing advances. The advances outstanding at December 31, 2018 include no callable advances and $330 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of December 31, 2019 is as follows:

	December 31, 2019
(in thousands, except rates)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2020	$303,286	1.83%
2021	10,662	2.21
2022	104,000	1.97
2023	1,000	—
2024	7,300	1.16
2025 and thereafter	316	4.05
Total FHLB advances	$426,564	1.85%

In April 2008, the Bank issued fifteen year junior subordinated notes in the amount of $5.0 million due in 2023. These debt securities qualify as Tier 2 capital for the Company and the Bank. The interest rate was three-month LIBOR plus 3.45%, which was 6.24% at December 31, 2018. On October 29, 2014, the Company executed a Subordinated Note Purchase Agreement with an aggregate of $17.0 million in subordinated notes to accredited investors. The subordinated notes have a maturity date of November 1, 2024, and bear interest at a fixed rate of 6.75% per annum. The Company called both of these notes in the fourth quarter of 2019.

On November 26, 2019, the Company executed a new Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate ("SOFR") plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $700 thousand that are netted against the subordinated debt.

The Company also has $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”), which are both Connecticut statutory trusts. The Debentures were issued on March 30, 2004, carry a variable interest rate of three-month LIBOR plus 2.79%, and mature in 2034. The debt is callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into the Company’s financial statements.

NOTE 9.    EMPLOYEE BENEFIT PLANS

Pension Plans
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. The Plan was assumed in connection with a business combination in 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2019, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met. The Company did not have any defined benefit pension plans prior to 2017.

The following tables set forth information about the plan for the year ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,009	$9,020
Service cost	—	—
Interest cost	331	315
Actuarial loss (gain)	1,068	(771)
Benefits paid	(300)	(291)
Settlements	(182)	(264)
Projected benefit obligation at end of year	8,926	8,009

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	9,990	11,026
Expected return on plan assets	1,570	(481)
Contributions by employer	—	—
Benefits paid	(300)	(291)
Settlements	(182)	(264)
Fair value of plan assets at end of year	11,078	9,990

Overfunded status	$(2,152)	$(1,981)

Amounts recognized in consolidated balance sheet:
Other assets	$2,152	$1,981

Net periodic pension cost is comprised of the following for the year ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Interest cost	$331	$315
Expected return on plan assets	(638)	(706)
Settlement Charge	—	—
Net periodic pension benefit credit	$(307)	$(391)

(in thousands)	2019	2018
Net actuarial loss	$145	$415
Settlement charge	—	—
Net period pension benefit credit	(307)	(391)
Total recognized in net periodic benefit (credit) cost and other comprehensive (income) loss	$(162)	$24

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2019 and 2018 are as follows:

(in thousands)	2019	2018
Net actuarial loss	$145	$415
Settlement charge	—	—
Prior service cost	748	333
Total accumulated other comprehensive loss (pre-tax)	$893	$748

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $684 thousand. The Company expects to make no cash contributions to the pension trust during the 2020 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2019 and 2018 were as follows:

	2019	2018
Projected benefit obligation
Discount rate	3.23%	4.23%
Net periodic pension cost
Discount rate	4.23%	3.56%
Long-term rate of return on plan assets	6.50	6.50

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

The Company’s overall investment strategy with respect to the Plan’s assets is to maintain assets at a level that will sufficiently cover future beneficiary obligations while achieving long term growth in assets. The Plan’s targeted asset allocation is 49% equity securities and 51% fixed-income securities primarily consisting of intermediate-term products.

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

The fair value of the Plan's assets by category and level within fair value hierarchy are as follows at December 31, 2019 and 2018:

	2019
(in thousands)	Total	Level 1	Level 2
Asset Category
Equity mutual funds:
Large-cap	$2,144	$2,144	$—
Mid-cap	590	590	—
Small-cap	557	557	—
International	1,009	1,009
Fixed income funds:
Fixed-income - core plus	4,028	4,028	—
Intermediate duration	1,371	1,371	—
Common stock	574	574	—
Common/collective trusts - large-cap	566	—	566
Cash equivalents - money market	230	230	—
Total	$11,069	$10,503	$566

	2018
(in thousands)	Total	Level 1	Level 2
Asset Category
Equity mutual funds:
Large-cap	$1,730	$1,730	$—
Mid-cap	477	477	—
Small-cap	469	469	—
International	845	845
Fixed income funds:
Fixed-income - core plus	3,945	3,945	—
Intermediate duration	1,321	1,321	—
Common stock	506	506	—
Common/collective trusts - large-cap	469	—	469
Cash equivalents - money market	228	228	—
Total	$9,990	$9,521	$469

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2019 and 2018.

Estimated benefit payments under the Company's pension plan over the next 10 years at December 31, 2019 are as follows:

Year	Payments in Thousands
2020	$365
2021	364
2022	383
2023	379
2024	394
2025-2029	2,262

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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2019 and December 31, 2018:

(in thousands)	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,033	$3,451
Service cost	—	—
Interest cost	103	102
Actuarial loss/(gain)	221	(142)
Benefits paid	(378)	(378)
Projected benefit obligation at end of year	$2,979	$3,033

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	378	378
Benefits paid	(378)	(378)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$2,979	$3,033

Amounts recognized in consolidated balance sheet
Other liabilities	$2,979	$3,033

Net periodic benefit cost is comprised of the following for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Interest cost	$103	$102
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	15	29
Net periodic benefit cost	$118	$131

(in thousands)	2019	2018
Net actuarial loss (gain)	$220	$(142)
Amortization of unrecognized actuarial loss	(15)	(29)
Total recognized in net periodic benefit cost and other comprehensive loss	$205	$(171)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2019 and 2018 are as follows:

(in thousands)	2019	2018
Accumulated other comprehensive income at beginning of the year (pre-tax)	$414	$585
Actuarial loss (gain)	220	(142)
Amortization of actuarial loss	(15)	(29)
Accumulated other comprehensive income at end of year (pre-tax)	$619	$414

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $474 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over then next fiscal year is $42 thousand.

The principal actuarial assumptions used at December 31, 2019 and December 31, 2018 were as follows:

	2019	2018
Discount rate beginning of year	3.83%	3.13%
Discount rate end of year	2.65	3.83

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double-A Curve as of the measurement date.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2020	$293
2021	260
2022	260
2023	260
2024	260
2025-2036	2,027

401(k) Plan
The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21 ½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2019, 2018, and 2017 was $1.1 million , $1.0 million, and $970 thousand, respectively.

Other Plans
As a result of the acquisition of a business combination in 2017, the Company assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $8.1 million at December 31, 2019 and $7.3 million at December 31, 2018. Expense recorded in 2019 and 2018 under these agreements was $779 thousand and $752 thousand, respectively.

The Company also assumed split-dollar life insurance agreements with the 2017 business combination with an accrued liability of $834 thousand as of year-end at December 31, 2019 and $671 thousand at December 31, 2018. Expense recorded for the split-dollar life insurance agreements in 2019 was $163 thousand and $57 thousand and $9 thousand in 2018 and 2017, respectively. In 2017, a net benefit of $57 thousand relating to split-dollar life insurance agreements was recognized.

NOTE 10.    INCOME TAXES

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Current:
Federal tax expense	$2,639	$6,775	$8,705
State tax expense	550	1,230	1,039
Total current tax expense	3,189	8,005	9,744

Deferred tax expense	1,020	(443)	2,898
Impact of federal tax reform enactment	—	—	3,988
Total income tax expense	$4,209	$7,562	$16,630

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%, 35% for years prior to 2018) to recorded income tax expense for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$5,633	21.00%	$8,505	21.00%	$14,918	35.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	547	2.04	908	2.24	986	2.31
Tax exempt interest	(1,375)	(5.13)	(1,315)	(3.25)	(2,074)	(4.87)
Federal tax credits	(282)	(1.05)	(125)	(0.31)	(130)	(0.3)
Officers' life insurance	(431)	(1.61)	(382)	(0.94)	(538)	(1.26)
Acquisition costs	—	—	—	—	89	0.21
Stock-based compensation plans	(20)	(0.07)	(120)	(0.3)	(241)	(0.57)
Impact of federal tax reform enactment	—	—	—	—	3,988	9.36
Other	137	0.51	91	0.23	(368)	(0.86)
Effective tax rate	$4,209	15.69%	$7,562	18.67%	$16,630	39.02%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $3.9 million at December 31, 2019 and $9.5 million at December 31, 2018.

The significant components of deferred tax assets and liabilities at December 31, 2019 and December 31, 2018 were as follows:

	2019		2018
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$3,507	$—	$3,085	$—
Deferred compensation	3,383	—	3,242	—
Unrealized gain or loss on securities available for sale	—	1,858	2,641	—
Unrealized gain or loss on derivatives	307	—	685	—
Depreciation	—	1,722	—	1,517
Deferred loan origination costs	—	862	—	725
Non-accrual interest	381	—	374	—
Branch acquisition costs and goodwill	—	712	—	784
Core deposit intangible	—	1,231	—	1,309
Acquisition fair value adjustments	2,223	—	3,171	—
Prepaid expenses	—	311	—	215
Interest rate cap premium amortization	—	—	—	257
Mortgage servicing rights	—	703	—	721
Equity compensation	468	—	335	—
Prepaid pension	—	359	—	366
Contract incentives	1,167	—	1,658	—
Right of use asset	—	2,253	—	—
Lease liability	2,273	—	—	—
Other	160	—	217	—
Total	$13,869	$10,011	$15,408	$5,894

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.
The Company is subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire and Massachusetts. The Company is no longer subject to examination by taxing authorities for years before 2016.

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

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As part of its overall asset and liability management strategy, the Company uses derivative instruments to minimize fluctuations in earnings and cash flows caused by interest rate volatility.  The Company’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so the changes in interest rates do not have a significant effect on net interest income. Thus all of the Company's derivative contracts are considered to be interest rate contracts.

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

The Company offers derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements ("MNA") with financial institution counterparties or Risk Participation Agreements ("RPA") with commercial bank counterparties, for which the Company assumes a pro rata share of the credit exposure associated with a borrower's performance related to the derivative contract with the counterpary.

Information about derivative assets and liabilities at December 31, 2019 and December 31, 2018, follows:

	December 31, 2019
	Notional Amount	Weighted Average Maturity	Fair Value Asset (Liability)	Location Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate swap on deposits	$100,000	4.6	$(1,311)	Other liabilities
Total cash flow hedges	100,000		(1,311)

Fair value hedges:
Interest rate swap on securities	37,190	9.6	593	Other liabilities
Total fair value hedges	37,190		593

Economic hedges:
Forward sale commitments	11,228	0.1	(84)	Other liabilities
Customer Loan Swaps - MNA Counterparty	135,598	7.5	(4,669)	(1)
Customer Loan Swaps - RPA Counterparty	69,505	8.8	(3,377)	(1)
Customer Loan Swaps - Customer	205,103	8.1	8,046	(1)
Total economic hedges	421,434		(84)

Non-hedging derivatives:
Interest rate lock commitments	21,748	0.1	59	Other assets
Total non-hedging derivatives	21,748		59

Total	$580,372		$(743)

(1)
Customer loan derivatives are subject to MNA or RPA arrangements with financial institution counterparties, thus assets and liabilities with the counterparty are netted for financial statement presentation.

	December 31, 2018
	Notional Amount	Weighted Average Maturity	Fair Value Asset (Liability)	Location Fair Value Asset (Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate caps agreements	$90,000	4.1	$803	Other liabilities
Total cash flow hedges	90,000		803

Non-hedging derivatives:
Interest rate lock commitments	957	0.1	8	Other assets
Customer loan derivative liability	45,641	9.9	(1,353)	(1)
Customer loan derivative asset	45,641	9.9	1,353	(1)
Total non-hedging derivatives	92,239		8

Total	$182,239		$811

(1)
Customer loan derivatives are subject to MNA or RPA arrangements with financial institution counterparties, thus assets and liabilities with the counterparty are netted for financial statement presentation.

As of December 31, 2019, and 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Location of Hedged Item on Balance Sheet	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment in Carrying Amount
December 31, 2019
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$39,026	$523

December 31, 2018
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$—	$—

Information about derivative assets and liabilities for December 31, 2019 and December 31, 2018, follows:

	Twelve Months Ended December 31, 2019
(in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income(1)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Cash flow hedges:
Interest rate cap agreements	$—	Acquisition, restructuring, and other expenses	$3,156	Interest expense	$(603)
Interest rate swap on deposits	2,291	Interest expense	—	Interest expense	(2)
Total cash flow hedges	2,291		3,156		(605)

Fair value hedges:
Interest rate swap on securities	(523)	Interest income	—	Interest income	7
Total fair value hedges	(523)		—		7

Economic hedges:
Forward commitments	—	Other income	—	Other income	(84)
Total economic hedges	—		—		(84)

Non-hedging derivatives:
Interest rate lock commitments	—	Other Income	—	Other Income	52
Total non-hedging derivatives	—		—		52

Total	$1,768		$3,156		$(630)

(1)	As of December 31, 2019 the Company does not expect any gains or losses from accumulated other comprehensive income into earnings withing the next 12 months.

	Twelve Months Ended December 31, 2018
(in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income(1)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Cash flow hedges:
Interest rate cap agreements	$486	Acquisition, restructuring, and other expenses	$—	Interest expense	$(519)
Total cash flow hedges	486		—		(519)

Economic hedges:
Forward commitments	—	Other income	—	Other income	221
Total economic hedges	—		—		—

Non-hedging derivatives:
Interest rate lock commitments	—	Other Income	—	Other Income	9
Total non-hedging derivatives	—		—		9

Total	$486		$—		$(510)

(1)	As of December 31, 2019 the Company does not expect any gains or losses from accumulated other comprehensive income into earnings withing the next 12 months.

Cash flow hedges

Interest rate cap agreements
In 2014, interest rate cap agreements were purchased to limit the Company’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three-month LIBOR.  Under the terms of the agreements, the Company paid total premiums of $4.6 million for the right to receive cash flow payments if three-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges, however the caps were terminated in the fourth quarter of 2019, with $3.2 million recognized in acquisition, restructuring and other expenses.The caps were terminated because it was probable that the original forecasted transaction would not occur by the end of the original specified period.

Interest rate swaps on deposits
In March and November 2019, the Company entered into interest rate swaps on brokered deposits (the "SWAPS") to limit its exposure to rising interest rates over a five year term. Under the terms of the agreement, the Company has two swaps each with a $50.0 million notional amount and pays a fixed interest rate of 2.46% and 1.55% respectively, and the financial institution counterparty pays the Company interest on the three-month LIBOR rate. The Company designated the swap as a cash flow hedge.

Fair value hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, the Company entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities. The fixed rates on the transactions have a weighted average of 1.696%.

Economic hedges

Forward sale commitments
The Company utilizes forward sale commitments on residential mortgage loans to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans originated for sale. The forward sale commitments are accounted for as derivatives.  The Company typically uses a combination of best efforts and mandatory delivery contracts. The contracts are loan sale agreements where the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. Generally, the Company may enter into contracts just prior to the loan closing with a customer.

Customer loan derivatives
The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The Company is party to master netting arrangements with its financial institutional counterparties and the Company offsets assets and liabilities under these arrangements for financial statement presentation purposes.

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract with that counterparty. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $10.7 million with counterparties.

The below table describes the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
(in thousands)	Derivative Liabilities	Derivative Assets	Cash Collateral Pledged	Net Amount
As of December 31, 2019
Customer Loan Derivatives:
MNA counterparty	$(4,669)	$4,669	$10,700	$—
RPA counterparty	(3,377)	3,377	—	—
Total	$(8,046)	$8,046	$10,700	$—

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

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2019 and December 31, 2018:

(in thousands)	2019	2018
Commitments to originate new loans	$112,669	$20,431
Unused funds on commercial and other lines of credit	188,098	169,063
Unadvanced funds on home equity lines of credit	114,711	106,121
Unadvanced funds on construction and real estate loans	97,500	133,130
Commercial letters of credit	2,941	1,171
Standby letters of credit	—	486
Total	$515,919	$430,402

Legal Claims
Various legal claims arise from time to time in the normal course of business. As of December 31, 2019, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of the Company's business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of December 31, 2019.

NOTE 13. SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The actual and required capital ratios at December 31, 2019 and December 31, 2018 were as follows:

	2019
	Actual		Regulatory Minimum to be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$341,492	13.61%	$263,377	10.50%
Common equity tier 1 capital to risk-weighted assets	265,205	10.57	175,584	7.00
Tier 1 capital to risk-weighted assets	285,825	11.39	213,211	8.50
Tier 1 capital to average assets	285,825	8.13	175,890	5.00

Bank
Total capital to risk-weighted assets	$310,982	12.42%	$262,999	10.50%
Common equity tier 1 capital to risk-weighted assets	295,315	11.79	175,332	7.00
Tier 1 capital to risk-weighted assets	295,315	11.79	212,904	8.50
Tier 1 capital to average assets	295,315	8.39	175,996	5.00

	2018
	Actual		Regulatory Minimum to be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$331,628	14.23%	$230,093	9.88%
Common equity tier 1 capital to risk-weighted assets	274,838	11.80	148,542	6.38
Tier 1 capital to risk-weighted assets	295,458	12.68	183,492	7.88
Tier 1 capital to average assets	295,458	8.53	173,102	5.00

Bank
Total capital to risk-weighted assets	$321,390	13.82%	$229,707	9.88%
Common equity tier 1 capital to risk-weighted assets	302,220	12.99	148,292	6.38
Tier 1 capital to risk-weighted assets	302,220	12.99	183,184	7.88
Tier 1 capital to average assets	302,220	8.74	172,990	5.00

At each date shown, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework. To be categorized as “well-capitalized”, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

The Company and the Bank are subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be “well-capitalized.” Effective January 1, 2019, all banking organizations must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The required regulatory minimum conservation buffer to be “well-capitalized” began to be phased-in incrementally, starting at 0.625% on January 1, 2016, 1.25% on January 1, 2017, 1.875% on January 1, 2018 and increased to 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income at December 31, 2019 and December 31, 2018 are as follows:

(in thousands)	2019	2018
Other accumulated comprehensive income (loss), before tax:
Net unrealized gain (loss) on AFS securities	$7,342	$(11,304)
Net unrealized loss on derivative hedges	(718)	(2,934)
Net unrealized loss on post-retirement plans	(1,512)	(1,162)

Income taxes related to items of accumulated other comprehensive (income) loss:
Net unrealized (gain) loss on AFS securities	(1,793)	2,641
Net unrealized loss on derivative hedges	237	685
Net unrealized loss on post-retirement plans	355	272
Accumulated other comprehensive income (loss)	$3,911	$(11,802)

The following table presents the components of other comprehensive income in 2019, 2018 and 2017:

	2019
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$18,883	$(4,489)	$14,394
Less: reclassification adjustment for gains (losses) realized in net income	237	(55)	182
Net unrealized gain on AFS securities	18,646	(4,434)	14,212

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(940)	289	(651)
Less: reclassification adjustment for gains (losses) realized in net income	(3,156)	737	(2,419)
Net unrealized gain on derivative hedges	2,216	(448)	1,768

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	(350)	83	(267)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	(350)	83	(267)
Other comprehensive income	$20,512	$(4,799)	$15,713

	2018
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(9,487)	$2,194	$(7,293)
Less: reclassification adjustment for gains (losses) realized in net income	(924)	216	(708)
Net unrealized loss on AFS securities	(8,563)	1,978	(6,585)

Net unrealized gain on derivative hedges:
Net unrealized gain arising during the period	654	(168)	486
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on derivative hedges	654	(168)	486

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(245)	54	(191)
Less: reclassification adjustment for gains (losses) realized in net income	(29)	7	(22)
Net unrealized loss on post-retirement plans	(216)	47	(169)
Other comprehensive loss	$(8,125)	$1,857	$(6,268)

	2017
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$545	$(121)	$424
Less: reclassification adjustment for gains (losses) realized in net income	19	(7)	12
Net unrealized gain on AFS securities	526	(114)	412

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(838)	386	(452)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(838)	386	(452)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(347)	146	(201)
Less: reclassification adjustment for gains (losses) realized in net income	(21)	8	(13)
Net unrealized loss on post-retirement plans	(326)	138	(188)
Other comprehensive loss	$(638)	$410	$(228)

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2019, 2018 and 2017:

	2019
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive gain/(loss) before reclassifications	14,394	(651)	(267)	13,476
Less: amounts reclassified from accumulated other comprehensive income	182	(2,419)	—	(2,237)
Total other comprehensive loss	14,212	1,768	(267)	15,713
Balance at end of period	$5,547	$(481)	$(1,155)	$3,911

	2018
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive gain/(loss) before reclassifications	(7,293)	486	(191)	(6,998)
Less: amounts reclassified from accumulated other comprehensive income	(708)	—	(22)	(730)
Total other comprehensive loss	(6,585)	486	(169)	(6,268)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(8,665)	$(2,249)	$(888)	$(11,802)

	2017
(in thousands)	Net unrealized gain on AFS Securities	Net loss on effective derivative hedges	Net unrealized loss on post-retirement plans	Total
Balance at beginning of period	$(2,125)	$(1,798)	$(403)	$(4,326)
Other comprehensive gain/(loss) before reclassifications	424	(452)	(201)	(229)
Less: amounts reclassified from accumulated other comprehensive income	12	—	(13)	(1)
Total other comprehensive loss	412	(452)	(188)	(228)
Balance at end of period	$(1,713)	$(2,250)	$(591)	$(4,554)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2019, 2018 and 2017:

(in thousands)	2019	2018	2017	Affected Line Item where Net Income is Presented
Realized gains on AFS securities:
Before tax	$237	$(924)	$19	Non-interest income
Tax effect	(55)	216	(7)	Tax expense
Total reclassifications for the period	$182	$(708)	$12	Net of tax

(in thousands)	2019	2018	2017	Affected Line Item where Net Income is Presented
Realized loss on effective derivative hedges:
Before tax	$(3,156)	$—	$—	Non-interest expense
Tax effect	737	—	—	Tax benefit
Total reclassifications for the period	$(2,419)	$—	$—	Net of tax

(in thousands)	2019	2018	2017	Affected Line Item where Net Income is Presented
Realized loss on post-retirement plans:
Before tax	$—	$(29)	$(21)	Salaries and benefits
Tax effect	—	7	8	Tax benefit
Total reclassifications for the period	$—	$(22)	$(13)	Net of tax

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

(in thousands, except per share and share data)	2019	2018	2017
Net income	$22,620	$32,937	$25,993

Average number of basic common shares outstanding	15,540,884	15,487,686	15,183,615
Plus: dilutive effect of stock options and awards outstanding	46,109	76,778	106,795
Average number of diluted common shares outstanding	15,586,993	15,564,464	15,290,410

Anti-dilutive options excluded from earnings calculation	—	7,991	8,659

Earnings per share:
Basic	$1.46	$2.13	$1.71
Diluted	$1.45	$2.12	$1.70

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

On May 19, 2015, the shareholders of the Company approved the adoption of the 2015 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2015 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2015 Plan over the 10 year period in which the plan will be in place is 420,000 shares of common stock. The 2015 Plan is administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan, subject to the discretion of the administrator and the terms of the 2015 Plan. The maximum stock award granted to one individual may not exceed 30,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year. No grants were made after May 19, 2019 pursuant to this plan.

On May 21, 2019 the shareholders of the Company approved the adoption of the 2019 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2019 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2019 Plan over the 10 year period in which the plan will be in place is 500,000 shares of common stock. The 2019 Plan is administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2019 Plan, subject to the discretion of the administrator and the terms of the 2019 Plan. As of December 31, 2019 there were 467,616 shares available for grant under this plan.

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

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2019, 2018, and 2017:

(in thousands)	2019	2018	2017
Stock options and restricted stock awards	$328	$350	$399
Performance stock units	170	237	290
Restricted stock units	854	711	585
Total compensation expense	$1,352	$1,298	$1,274

The total tax benefit recognized associated with stock options and restricted stock awards for the years ended 2019, 2018 and 2017 was $78 thousand, $81 thousand and $308 thousand, respectively. The total tax benefit recognized associated with restricted stock units and performance stock units for the years ended 2019, 2018 and 2017 was $244 thousand, $221 thousand and $423 thousand, respectively.

Stock Option and Restricted Stock Awards Activity: A summary combined status of the stock option and restricted stock awards as of December 31, 2019 and 2018, and changes during the year then ended is presented below:

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	121,637	$19.96
Granted	—	—
Exercised	(13,853)	18.44
Forfeited	—	—
Outstanding at December 31, 2019	107,784	$20.15	$565

Ending vested and expected to vest December 31, 2019	107,784	$20.15	$565
Exercisable at December 31, 2019	98,460	20.48	483

Stock Options	Number of Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	169,921	$18.95
Granted	—	—
Exercised	(47,534)	16.32
Forfeited	(750)	22.16
Outstanding at December 31, 2018	121,637	$19.96	$313

Ending vested and expected to vest December 31, 2018	121,637	$19.96	$313
Exercisable at December 31, 2018	101,554	20.66	192

There were no restricted stock awards granted in 2019.

Restricted Stock Awards	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	—	$—
Awarded	12,420	24.14
Vested	(12,420)	24.14
Forfeited	—	—
Outstanding at December 31, 2018	—	$—

The intrinsic value of the options exercised under both plans for the years ended December 31, 2019, 2018, and 2017, was approximately $98 thousand, $760 thousand and $708 thousand, respectively.

As of December 31, 2019, there was approximately $14 thousand of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next six years, with a weighted average recognition period of 0.56 years.

Performance Stock Units
During 2019, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company collectively ranging from zero to 26,952 shares, based on the Company’s performance compared to peers. The performance stock units granted will vest only if the performance measures are achieved. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. The performance shares granted had a weighted average fair value of $23.24 at the date of grant, and will be earned over a three year performance period.

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

The following table summarizes performance units at target as of December 31, 2019 and 2018:

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	37,865	$26.77
Awarded	17,968	23.24
Vested and exercised	(11,801)	23.92
Forfeited	(974)	28.78
Nonvested at December 31, 2019	43,058	$26.01

Performance Stock Units	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	33,627	$25.21
Awarded	23,011	26.30
Vested and exercised	(15,017)	22.25
Forfeited	(3,756)	27.94
Nonvested at December 31, 2018	37,865	$26.77

The intrinsic value of the performance stock units vested and exercised for the years ended December 31, 2019, 2018 and 2017, was $376 thousand, $337 thousand and $285 thousand, respectively.

Restricted Stock Units
During 2019 and 2018, restricted stock units were granted to certain executive officers and senior vice presidents. The restricted shares granted were valued between $22.07 and $24.67 for 2019 and between $24.85 and $30.19 for 2018 the fair market value at the date of grant and vest annually over three years.

The following table summarizes restricted stock units activity in 2019 and 2018:

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	80,740	$28.24
Granted	50,352	22.45
Vested and exercised	(19,411)	26.11
Forfeited	(5,129)	29.28
Outstanding at December 31, 2019	106,552	$25.82

Restricted Stock Units	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	74,168	$26.60
Granted	46,743	28.66
Vested and exercised	(26,489)	24.36
Forfeited	(13,682)	28.28
Outstanding at December 31, 2018	80,740	$28.24

The intrinsic value of the restricted stock units vested and exercised for the years ended December 31, 2019, 2018 and 2017, was $493 thousand, $594 thousand and $272 thousand, respectively.

As of December 31, 2019, there was $549 thousand of total unrecognized compensation cost related to nonvested restricted stock units and performance stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.65 years.

NOTE 15.     FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2019
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$321,969	$—	$321,969
US Government agency	—	99,661	—	99,661
Private label	—	19,533	—	19,533
Obligations of states and political subdivisions thereof	—	142,006	—	142,006
Corporate bonds	—	80,061	—	80,061
Derivative assets	—	6,791	59	6,850
Derivative liabilities	—	(8,102)	(84)	(8,186)

	December 31, 2018
(in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$404,952	$—	$404,952
US Government agency	—	110,512	—	110,512
Private label	—	20,382	—	20,382
Obligations of states and political subdivisions thereof	—	132,265	—	132,265
Corporate bonds	—	57,726	—	57,726
Derivative assets	—	2,156	8	2,164
Derivative liabilities	—	(1,353)	—	(1,353)

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2019 and 2018.

	Assets (Liabilities)
(in thousands)	Interest Rate Lock Commitments	Forward Commitments
December 31, 2017	$(1)	$(221)
Realized loss recognized in non-interest income	9	221
December 31, 2018	8	—
Realized gain (loss) recognized in non-interest income	51	(84)
December 31, 2019	$59	$(84)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

(in thousands, except ratios)	Fair Value December 31, 2019	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$59	Historical trend	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(84)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(25)

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2019 and 2018.

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements.

	December 31, 2019	December 31, 2018	December 31, 2019	Fair Value Measurement Date as of December 31, 2019
(in thousands)	Level 3 Inputs	Level 3 Inputs	Total Gains (Losses)	Level 3 Inputs
Assets
Impaired loans	$9,625	$15,213	$5,588	December 2019
Capitalized servicing rights	4,301	4,882	—	December 2019
Other real estate owned	2,236	2,351	(166)	August 2019
Premises held for sale	1,764	—	—	September 2019
Total	$17,926	$22,446	$5,422

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2019 and December 31, 2018 is as follows:

	Fair Value			Range (Weighted Average) (a)
(in thousands, except ratios)	December 31, 2019	Valuation Techniques	Unobservable Inputs
Assets
Impaired loans	$6,137	Fair value of collateral - appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,488	Discounted cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,002

Capitalized servicing rights	4,301	Discounted cash flow	Constant prepayment rate (CPR)	9.95%
			Discount rate	10.07%

Other real estate owned	2,236	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling costs	10% to 20%
Premises held for sale(b)	1,764	Fair value of asset less selling costs	Appraised value	$136 to $527
			Selling Costs	6.00%
Total	$17,926
______________________________________

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(b)	The carrying value of premises held for sale was $1.8 million as of December 31, 2019. There were no premises held for sale as of December 31, 2018.

	Fair Value			Range (Weighted Average) (a)
(in thousands, except ratios)	December 31, 2018	Valuation Techniques	Unobservable Inputs
Assets
Impaired loans	$11,676	Fair value of collateral - appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,537	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,072

Capitalized servicing rights	4,882	Discounted cash flow	Constant prepayment rate (CPR)	8.19%
			Discount rate	10.08%

Other real estate owned	2,351	Fair value of collateral less selling costs	Appraised value	$2,700
			Selling costs	12.93%
Total	$22,446
_____________________________________

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2019 and December 31, 2018.

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

Premises held for sale. Premises held for sale, identified as part of the Company’s strategic review and branch optimization exercise, were transferred from premises and equipment at the lower of amortized cost or fair value less the estimated sales costs. Assets held for sale fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

Summary of Estimated Fair Values of Financial Instruments
The following table represents estimated fair values, and related carrying amounts of the Company’s financial instruments as of December 31, 2019 and December 31, 2018. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$56,910	$56,910	$56,910	$—	$—
Securities available for sale	663,230	663,230	—	663,230	—
FHLB bank stock	20,679	20,679	—	20,679	—
Net loans	2,625,739	2,634,147	—	—	2,634,147
Accrued interest receivable	3,294	3,294	—	3,294	—
Cash surrender value of bank-owned life insurance policies	75,863	75,863	—	75,863	—
Derivative assets	6,850	6,850	—	6,791	59

Financial Liabilities
Non-maturity deposits	$1,763,116	$1,751,481	$—	$1,751,481	$—
Time deposits	932,635	932,886	—	932,886	—
Other short-term borrowings	44,832	44,831	—	44,831	—
Federal Home Loan Bank advances	426,564	425,989	—	425,989	—
Subordinated borrowings	59,920	59,920	—	59,920	—
Derivative liabilities	(8,186)	(8,186)	—	(8,102)	(84)

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,754	$98,754	$98,754	$—	$—
Securities available for sale	725,837	725,837	—	725,837	—
FHLB bank stock	35,659	35,659	—	35,659	—
Net loans	2,476,361	2,415,863	—	—	2,415,863
Accrued interest receivable	3,533	3,533	—	3,533	—
Cash surrender value of bank-owned life insurance policies	73,810	73,810	—	73,810	—
Derivative assets	2,164	2,164	—	2,156	8

Financial Liabilities
Non-maturity deposits	$1,550,445	$1,476,673	$—	$1,476,673	$—
Time deposits	932,793	927,577	—	927,577	—
Other short-term borrowings	36,211	36,171	—	36,171	—
Federal Home Loan Bank advances	644,611	643,065	—	643,065	—
Subordinated borrowings	37,973	37,973	—	37,973	—
Junior subordinated borrowings	5,000	3,923	—	3,923	—
Derivative liabilities	(1,353)	(1,353)	—	—	(1,353)

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

Subordinated borrowings. The Company utilizes a pricing service along with internal models to estimate the valuation of its subordinated debentures with variable rates.

Off-balance-sheet financial instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments considered immaterial to the Company’s financial statements.

NOTE 16.     REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606 as of January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Twelve Months Ended December 31,
(in thousands)	2019	2018
Major Products/Service Lines
Trust management fees	$11,098	$11,017
Financial services fees	966	968
Interchange fees	4,899	4,434
Customer deposit fees	4,281	3,800
Other customer service fees	946	1,304
Total	$22,190	$21,523

	Twelve Months Ended December 31,
(in thousands)	2019	2018
Timing of Revenue Recognition
Products and services transferred at a point in time	$10,748	$9,766
Products and services transferred over time	11,442	11,757
Total	$22,190	$21,523

Trust Management Fees
The trust management business generates revenue through a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. Revenue from these services is generally recognized over time and is typically based on a time elapsed measure of progress. Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

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

Contract Balances with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers.

(in thousands)	Balance at December 31, 2019	Balance at December 31, 2018
Balances from contracts with customers only:
Other Assets	$1,703	$2,866
Other Liabilities	3,114	4,923

The timing of revenue recognition, billings and cash collections results in contract assets or recievables and contract liabilities or deferred revenue on the consolidated balance sheets. For most customer contracts, fees are deducted directly from customer accounts and, therefore, there is no associated impact on the accounts receivable balance. For certain types of service contracts, the Company has an unconditional right to consideration under the service contract and an accounts receivable balance is recorded for services completed. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

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

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities as of December 31, 2019:

(in thousands)		December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$9,623

Lease Liabilities
Operating lease liabilities	Other liabilities	9,651

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

December 31, 2019
Weighted-average remaining lease term
Operating leases	8.96

Weighted-average discount rate
Operating leases	3.27%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

(in thousands)	Twelve Months Ended December 31, 2019
Lease Costs
Operating lease cost	$698
Variable lease cost	711
Total lease cost	$1,409

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 are, as follows:

(in thousands)	Operating Leases
Twelve Months Ended:
December 31, 2020	$1,194
December 31, 2021	1,199
December 31, 2022	1,222
December 31, 2023	1,219
December 31, 2024	1,190
Thereafter	5,984
Total future minimum lease payments	12,008
Amounts representing interest	(2,357)
Present value of net future minimum lease payments	$9,651

NOTE 18.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2019 and 2018, and the condensed statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2019	2018
Assets
Cash due from Bar Harbor Bank and Trust	$29,223	$9,993
Investment in subsidiaries	427,536	398,821
Premises and equipment	687	687
Other assets	4,586	3,416
Total assets	$462,032	$412,917

Liabilities and Shareholders Equity
Subordinated notes	$59,920	$37,973
Accrued expenses	5,705	4,365
Shareholders equity	396,407	370,579
Total Liabilities and shareholders equity	$462,032	$412,917

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2019	2018	2017
Income:
Dividends from subsidiaries	$21,734	$23,705	$13,907
Other	337	31	25
Total income	22,071	23,736	13,932
Interest expense	2,188	2,121	1,857
Non-interest expense	3,208	3,147	2,979
Total expense	5,396	5,268	4,836
Income before taxes and equity in undistributed income of subsidiaries	16,675	18,468	9,096
Income tax benefit	(1,100)	(1,136)	(1,210)
Income before equity in undistributed income of subsidiaries	17,775	19,604	10,306
Equity in undistributed income of subsidiaries	4,845	13,333	15,687
Net income	$22,620	$32,937	$25,993

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$22,620	$32,937	$25,993
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(4,845)	(13,333)	(15,687)
Other, net	(1,040)	(1,457)	(1,364)
Net cash provided by operating activities	16,735	18,147	8,942

Cash flows from investing activities:
Acquisitions, net of cash paid	—	—	1,939
Purchase of securities	—	(7)	—
Other, net	(8,000)	—	—
Net cash (used in) provided by investing activities	(8,000)	(7)	1,939

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	40,000	—	—
Repayment of subordinated debt	(17,000)	—	—
Net proceeds from common stock	883	951	1,052
Net proceeds from reissuance of treasury stock	(22)	686	686
Common stock cash dividends paid	(13,366)	(12,184)	(11,505)
Other, net	—	—	(16)
Net cash provided by (used in) financing activities	10,495	(10,547)	(9,783)

Net change in cash and cash equivalents	19,230	7,593	1,098
Cash and cash equivalents at beginning of year	9,993	2,400	1,302
Cash and cash equivalents at end of year	$29,223	$9,993	$2,400

NOTE 19.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows during 2019 and 2018:

	2019
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$34,117	$34,262	$33,785	$33,227
Interest expense	10,013	11,817	12,289	11,462
Net interest income	24,104	22,445	21,496	21,765
Non-interest income	7,806	7,643	7,453	6,167
Provision for loan losses	538	893	562	324
Non-interest expense	26,803	23,400	20,906	18,624
Income before income taxes	4,569	5,795	7,481	8,984
Income tax expense	362	780	1,364	1,703
Net income	$4,207	$5,015	$6,117	$7,281

Earnings per share:
Basic	$0.27	$0.32	$0.39	$0.47
Diluted	$0.27	$0.32	$0.39	$0.47

Weighted average shares outstanding:
Basic	15,554	15,547	15,538	15,523
Diluted	15,602	15,581	15,586	15,587

	2018
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$32,772	$32,184	$31,718	$30,777
Interest expense	10,508	9,715	8,726	7,619
Net interest income	22,264	22,469	22,992	23,158
Non-interest income	7,450	7,126	7,121	6,238
Provision for loan losses	572	643	770	795
Non-interest expense	20,096	17,906	18,685	18,852
Income before income taxes	9,046	11,046	10,658	9,749
Income tax expense	1,426	2,076	2,123	1,937
Net income	$7,620	$8,970	$8,535	$7,812

Earnings per share:
Basic	$0.49	$0.58	$0.55	$0.51
Diluted	$0.49	$0.58	$0.55	$0.50

Weighted average shares outstanding:
Basic	15,516	15,503	15,482	15,448
Diluted	15,574	15,580	15,571	15,553

NOTE 20. SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2019 and through the date the financial statements are available to be issued.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2019, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This audit report appears within Item 8 of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries:

Opinion on the Internal Control Over Financial Reporting
We have audited Bar Harbor Bankshares and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company and our report dated March 10, 2020, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 10, 2020

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Debt Securities Purchase Agreement

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

4.5	Description of Company Common Stock
4.6*	Indenture, dated as of November 26, 2019, by and between Bar Harbor Bankshares and U.S. Bank, National Association

4.7	Form of 4.625% Fixed-to-floating Subordinated Note due 2029 of Bar Harbor Bankshares

10.1†	Bar Harbor Bankshares Executive Change in Control Severance Plan

10.2†	Bar Harbor Bankshares Executive Change in Control Severance Plan Participation Agreement

10.3†	Employment Agreement, dated as of February 22, 2018, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Curtis C. Simard

10.4†	Employment Agreement, dated as of September 27, 2016 and effective as of October 23, 2016, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli

10.5†	2019 through 2021 Long Term Executive Incentive Program Guidelines

10.6†	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015

10.7†	Form of Incentive Stock Option Agreement under Equity Incentive Plan of 2015

10.8†	Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015

10.9†	Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Equity Incentive Plan of 2015

10.10†	Bar Harbor Bankshares 2018 Employee Stock Purchase Plan (Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 3, 2018)

10.11	Somesville Bank Branch Lease dated October 27, 2005

10.12*	Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029

10.13	Form of Registration Rights Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the Purchasers

10.14*	Purchase and Assumption Agreement, dated July 8, 2019, by and between People’s United Bank, National Association, and Bar Harbor Bank & Trust

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.

Exhibit No.	Description
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission, provided that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedules so furnished.

†Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2020            /s/ Curtis C. Simard
Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ David B. Woodside David B. Woodside, Chairman, Board of Directors	/s/ Curtis C. Simard Curtis C. Simard, Director President & Chief Executive Officer
/s/ Daina H. Belair Daina H. Belair, Director	/s/ Josephine Iannelli Josephine Iannelli Executive Vice President and Chief Financial Officer
/s/ Matthew L. Caras Matthew Caras, Director	/s/ Brendan O'Halloran Brendan O'Halloran, Director
/s/ David M. Colter David M. Colter, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director
/s/ Steven H. Dimick Steven H. Dimick, Director	/s/ Stephen R. Theroux Stephen R. Theroux, Director
/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director
/s/ Lauri E. Fernald Lauri E. Fernald, Director