Form 10-Q
period 2020-03-31
BAR HARBOR BANKSHARES
filed 2020-05-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of "large accelerated filer," "accelerated filer", "smaller reporting company", or "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻        Accelerated Filer ⌧       Non-Accelerated Filer       Smaller Reporting Company ☐        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ⌧

The Registrant had 15,533,659 shares of common stock, par value $2.00 per share, outstanding as of April 30, 2020.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

FORM 10-Q

Bar Harbor Bankshares conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the Bank and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this report to “the Company” "our company, "our," "us," "we" and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission, including but not limited to those discussed in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Because of these and other uncertainties, the Company’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$68,481	$37,261
Interest-bearing deposit with the Federal Reserve Bank	17,174	19,649
Total cash and cash equivalents	85,655	56,910

Securities:
Securities available for sale, at fair value	626,341	663,230
Federal Home Loan Bank stock	19,897	20,679
Total securities	646,238	683,909

Loans:
Commercial real estate	948,178	930,661
Commercial and industrial	426,357	423,291
Residential real estate	1,132,328	1,151,857
Consumer	128,120	135,283
Total loans	2,634,983	2,641,092
Less: Allowance for loan losses	(15,297)	(15,353)
Net loans	2,619,686	2,625,739

Premises and equipment, net	49,978	51,205
Other real estate owned	2,205	2,236
Goodwill	119,477	118,649
Other intangible assets	8,398	8,641
Cash surrender value of bank-owned life insurance	76,400	75,863
Deferred tax assets, net	3,166	3,865
Other assets	66,139	42,111
Total assets	$3,677,342	$3,669,128

Liabilities
Deposits:
Demand	$400,410	$414,534
NOW	578,320	575,809
Savings	423,345	388,683
Money market	404,385	384,090
Time	844,097	932,635
Total deposits	2,650,557	2,695,751

Borrowings:
Senior	497,580	471,396
Subordinated	59,849	59,920
Total borrowings	557,429	531,316

Other liabilities	65,601	45,654
Total liabilities	3,273,587	3,272,721

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)	March 31, 2020	December 31, 2019
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at March 31, 2020 and December 31, 2019	32,857	32,857
Additional paid-in capital	189,314	188,536
Retained earnings	180,072	175,780
Accumulated other comprehensive income	6,190	3,911
Less: 841,029 and 870,257 shares of treasury stock at March 31, 2020 and December 31, 2019, respectively	(4,678)	(4,677)
Total shareholders’ equity	403,755	396,407
Total liabilities and shareholders’ equity	$3,677,342	$3,669,128

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(in thousands, except earnings per share data)	2020	2019
Interest and dividend income
Loans	$27,987	$26,864
Securities and other	5,507	6,363
Total interest and dividend income	33,494	33,227
Interest expense
Deposits	6,020	6,307
Borrowings	2,911	5,155
Total interest expense	8,931	11,462
Net interest income	24,563	21,765
Provision for loan losses	1,111	324
Net interest income after provision for loan losses	23,452	21,441

Non-interest income
Trust and investment management fee income	3,369	2,757
Customer service fees	3,112	2,165
Gain on sales of securities, net	135	—
Bank-owned life insurance income	537	542
Customer derivative income	588	—
Other income	680	703
Total non-interest income	8,421	6,167

Non-interest expense
Salaries and employee benefits	11,884	10,519
Occupancy and equipment	4,420	3,386
Loss on premises and equipment, net	92	—
Outside services	534	411
Professional services	672	544
Communication	289	235
Marketing	388	295
Amortization of intangible assets	256	207
Acquisition, restructuring and other expenses	103	—
Other expenses	3,721	3,027
Total non-interest expense	22,359	18,624

Income before income taxes	9,514	8,984
Income tax expense	1,793	1,703
Net income	$7,721	$7,281

Earnings per share:
Basic	$0.50	$0.47
Diluted	$0.50	$0.47

Weighted average common shares outstanding:
Basic	15,558	15,523
Diluted	15,593	15,587

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net income	$7,721	$7,281
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	5,357	8,900
Changes in unrealized loss on hedging derivatives	(2,382)	(845)
Changes in unrealized loss on pension	—	—
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	(1,346)	(2,079)
Changes in unrealized loss on hedging derivatives	650	198
Changes in unrealized loss on pension	—	—
Total other comprehensive income	2,279	6,174
Total comprehensive income	$10,000	$13,455

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579

Net income	—	—	7,281	—	—	7,281
Other comprehensive income	—	—	—	6,174	—	6,174
Cash dividends declared ($0.20 per share)	—	—	(3,105)	—	—	(3,105)
Net issuance (441 shares) to employee stock plans, including related tax effects	—	(173)	—	—	4	(169)
Recognition of stock based compensation	—	263	—	—	—	263
Balance at March 31, 2019	32,857	187,743	170,702	(5,628)	(4,651)	381,023

Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,911	$(4,677)	$396,407

Net income	—	—	7,721	—	—	7,721
Other comprehensive income	—	—	—	2,279	—	2,279
Cash dividends declared ($0.22 per share)	—	—	(3,429)	—	—	(3,429)
Treasury stock purchased (5,586 shares)	—	—	—	—	(130)	(130)
Net issuance (23,010 shares) to employee stock plans, including related tax effects	—	660	—	—	129	789
Recognition of stock based compensation	—	118	—	—	—	118
Balance at March 31, 2020	$32,857	$189,314	$180,072	$6,190	$(4,678)	$403,755

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$7,721	$7,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,111	324
Net amortization of securities	686	693
Change in unamortized net loan costs and premiums	(132)	(85)
Premises and equipment depreciation	1,182	952
Stock-based compensation expense	118	90
Accretion of purchase accounting entries, net	(1,489)	(886)
Amortization of other intangibles	256	207
Income from cash surrender value of bank-owned life insurance policies	(537)	(542)
Gain on sales of securities, net	(135)	—
Loss on other real estate owned	31	—
Loss on premises and equipment, net	92	—
Net change in other assets and liabilities	(5,900)	(3,757)
Net cash provided by operating activities	3,004	4,277

Cash flows from investing activities:
Proceeds from sales of securities available for sale	32,017	—
Proceeds from maturities, calls and prepayments of securities available for sale	24,899	21,709
Purchases of securities available for sale	(15,739)	(35,290)
Net change in loans	6,300	(36,209)
Purchase of FHLB stock	(3,161)	(5,567)
Proceeds from sale of FHLB stock	3,943	6,119
Purchase of premises and equipment, net	(628)	(1,809)
Acquisitions, net of cash acquired	(340)	—
Proceeds from sale of other real estate owned	51	—
Net cash provided by (used in) investing activities	47,342	(51,047)

Cash flows from financing activities:
Net decrease in deposits	(44,959)	(17,260)
Net change in short-term FHLB borrowings	(160,970)	59,716
Net change in short-term FRB borrowings	62,000	—
Proceeds from long-term borrowings from the FHLB	139,000	—
Repayments of long-term borrowings from the FHLB	—	(35,705)
Net change in short-term other borrowings	(13,831)	(1,531)
Repayments of subordinated debt	(32)	—
Payment of subordinated debt issuance costs	(39)	—
Net issuance to employee stock plans	789	4
Purchase of treasury stock	(130)	—
Cash dividends paid on common stock	(3,429)	(3,105)
Net cash (used in) provided by financing activities	(21,601)	2,119

Net change in cash and cash equivalents	28,745	(44,651)
Cash and cash equivalents at beginning of year	56,910	98,754
Cash and cash equivalents at end of year	$85,655	$54,103

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental cash flow information:
Interest paid	$8,455	$11,490
Income taxes paid, net	1,205	1,506

Acquisition of non-cash assets and liabilities:
Assets acquired	1,171	—
Liabilities acquired	(343)	—

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.          BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company” or “Bar Harbor”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include the accounts of the Company, its wholly owned subsidiary Bar Harbor Bank & Trust (the "Bank") and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly owned and majority owned subsidiaries are consolidated unless GAAP requires otherwise.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company's Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the Company’s consolidated income statement.

Summary of Significant Accounting Policies

The disclosures below supplement the accounting policies in previously disclosed in NOTE 1 – Summary of Significant Accounting Policies of the Company’s 2019 Annual Report on Form 10-K.

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

•

Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. A multifamily borrower with a federally backed multifamily mortgage loan that was current as of February 1, 2020, and is experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.

•

Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

•	Nonaccrual Status and Risk Rating - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as having a classified risk rating.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates ("ASU") that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2020
ASU 2017-04, Simplifying the Test for Goodwill Impairment

This ASU amends Topic 350, Intangibles-Goodwill and Other, and eliminates Step 2 from the goodwill impairment test. The Company still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary

January 1, 2020

The Company has adopted ASU 2017-04 effective January 1, 2020, as required, and the ASU did not have a material impact on its financial statements. Goodwill testing is normally scheduled to be completed during the fourth quarter, but was evaluated in the first quarter in light of the economic impacts of COVID-19. The Company recognized no impairments to goodwill in the first quarter of 2020. See management’s discussion and analysis for further details.

Early adoption is permitted
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

		January 1, 2020	The Company has adopted ASU 2018-13, as of January 1, 2020, as required, and the ASU did not have a material impact to the disclosures as a result of the adoption.
Early adoption is permitted.
Standards Not Yet Adopted
ASU 2016-13, Measurement of Credit Losses on Financial Instruments ASU 2018-19, Codification Improvements to ASU 2016-13

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

January 1, 2020

Adoption of this ASU is expected to primarily change how the Company estimates credit losses with the application of the expected credit loss model. The Company will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company's CECL implementation efforts in the first quarter focused on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Certain elements of the calculation were finalized in the first quarter, including refinement of the model assumptions, the qualitative framework, internal control design, model validation, and the operational control framework to support the new process. Furthermore, changes to the economic forecasts within the model could positively or negatively impact the actual results.

The ASU was effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020. The Company has elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method at March 31, 2020.

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
Standards Not Yet Adopted
ASU 2020-04 Facilitation of the Effects of Reference Rate Reform, Topic 848

This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. For instance, companies can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. A company that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Companies, can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, companies can (3) make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform.

May be elected between March 12, 2020 through December 31, 2022.

The Company is currently evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued and determining which elections that need to be made.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2020
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$284,925	$11,349	$(617)	$295,657
US Government agency	98,059	3,801	(191)	101,669
Private label	20,209	62	(1,772)	18,499
Obligations of states and political subdivisions thereof	134,258	3,636	(315)	137,579
Corporate bonds	76,191	1,497	(4,751)	72,937
Total securities available for sale	$613,642	$20,345	$(7,646)	$626,341

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$319,064	$4,985	$(2,080)	$321,969
US Government agency	98,568	1,640	(547)	99,661
Private label	20,212	68	(747)	19,533
Obligations of states and political subdivisions thereof	139,240	3,034	(268)	142,006
Corporate bonds	78,804	1,478	(221)	80,061
Total securities available for sale	$655,888	$11,205	$(3,863)	$663,230

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at March 31, 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$—	$—
Over 1 year to 5 years	30,554	31,547
Over 5 years to 10 years	56,401	52,656
Over 10 years	123,494	126,313
Total bonds and obligations	210,449	210,516
Mortgage-backed securities	403,193	415,825
Total securities available for sale	$613,642	$626,341

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2020
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$165	$9,548	$452	$6,608	$617	$16,156
US Government agency	180	11,899	11	4,122	191	16,021
Private label	10	124	1,762	18,234	1,772	18,358
Obligations of states and political subdivisions thereof	315	17,862	—	—	315	17,862
Corporate bonds	3,831	29,977	920	5,330	4,751	35,307
Total securities available for sale	$4,501	$69,410	$3,145	$34,294	$7,646	$103,704

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$1,074	$43,429	$1,006	$49,712	$2,080	$93,141
US Government agency	432	19,717	115	9,120	547	28,837
Private label	380	9,843	367	9,411	747	19,254
Obligations of states and political subdivisions thereof	137	29,355	131	1,682	268	31,037
Corporate bonds	142	9,888	79	12,276	221	22,164
Total securities available for sale	$2,165	$112,232	$1,698	$82,201	$3,863	$194,433

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For the three months ended March 31, 2020 and 2019 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

The following table presents the changes in estimated credit losses recognized by the Company for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Estimated credit losses as of prior year-end	$1,697	$1,697
Reductions for securities paid off during the period	—	—
Estimated credit losses at end of the period	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2020:

US Government-sponsored enterprises

43 out of the total 675 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 3.83% of the amortized cost of securities in unrealized loss positions. The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

22 out of the total 179 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.18% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

12 of the total 19 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.80% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

10 of the total 210 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.91% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

12 out of the total 27 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 12.13% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from other institutions. The following is a summary of total loans:

	March 31, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$49,157	$2,422	$51,579	$31,387	$2,903	$34,290
Other commercial real estate	680,578	216,021	896,599	666,051	230,320	896,371
Total commercial real estate	729,735	218,443	948,178	697,438	233,223	930,661

Commercial and industrial:
Commercial	288,082	52,713	340,795	239,692	59,072	298,764
Agricultural	18,597	200	18,797	20,018	206	20,224
Tax exempt	55,694	11,071	66,765	66,860	37,443	104,303
Total commercial and industrial	362,373	63,984	426,357	326,570	96,721	423,291

Total commercial loans	1,092,108	282,427	1,374,535	1,024,008	329,944	1,353,952

Residential real estate:
Residential mortgages	742,710	389,618	1,132,328	740,687	411,170	1,151,857
Total residential real estate	742,710	389,618	1,132,328	740,687	411,170	1,151,857

Consumer:
Home equity	64,514	53,030	117,544	59,368	63,033	122,401
Other consumer	9,226	1,350	10,576	11,167	1,715	12,882
Total consumer	73,740	54,380	128,120	70,535	64,748	135,283

Total loans	$1,908,558	$726,425	$2,634,983	$1,835,230	$805,862	$2,641,092

The carrying amount of the acquired loans at March 31, 2020 totaled $726.4 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These purchased credit-impaired loans presently maintain a carrying value of $15.2 million (and total note balances of $19.3 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at the acquisition date had a carrying amount of $711.2 million as of March 31, 2020.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$7,367	$3,509
Reclassification from nonaccretable difference for loans with improved cash flows	—	2,031
Accretion	(528)	(1,063)
Balance at end of period	$6,839	$4,477

The following is a summary of past due loans at March 31, 2020 and December 31, 2019:

Business Activities Loans

			90 Days or				Past Due >
	30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
March 31, 2020
Commercial real estate:
Construction and land development	$142	$—	$276	$418	$48,739	$49,157	$—
Other commercial real estate	1,521	533	1,010	3,064	677,514	680,578	—
Total commercial real estate	1,663	533	1,286	3,482	726,253	729,735	—

Commercial and industrial:
Commercial	1,108	1,515	1,251	3,874	284,208	288,082	381
Agricultural	38	—	169	207	18,390	18,597	51
Tax exempt	—	—	—	—	55,694	55,694	—
Total commercial and industrial	1,146	1,515	1,420	4,081	358,292	362,373	432

Total commercial loans	2,809	2,048	2,706	7,563	1,084,545	1,092,108	432

Residential real estate:
Residential mortgages	8,824	69	1,207	10,100	732,610	742,710	293
Total residential real estate	8,824	69	1,207	10,100	732,610	742,710	293

Consumer:
Home equity	471	20	412	903	63,611	64,514	221
Other consumer	19	5	2	26	9,200	9,226	—
Total consumer	490	25	414	929	72,811	73,740	221

Total loans	$12,123	$2,142	$4,327	$18,592	$1,889,966	$1,908,558	$946

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
March 31, 2020
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$245	$2,422	$—
Other commercial real estate	1,843	256	1,024	3,123	7,275	216,021	737
Total commercial real estate	1,843	256	1,024	3,123	7,520	218,443	737

Commercial and industrial:
Commercial	97	—	—	97	1,752	52,713	—
Agricultural	—	—	—	—	200	200	—
Tax exempt	—	—	—	—	—	11,071	—
Total commercial and industrial	97	—	—	97	1,952	63,984	—

Total commercial loans	1,940	256	1,024	3,220	9,472	282,427	737

Residential real estate:
Residential mortgages	5,043	99	834	5,976	4,856	389,618	401
Total residential real estate	5,043	99	834	5,976	4,856	389,618	401

Consumer:
Home equity	626	—	199	825	789	53,030	43
Other consumer	1	—	—	1	58	1,350	—
Total consumer	627	—	199	826	847	54,380	43

Total loans	$7,610	$355	$2,057	$10,022	$15,175	$726,425	$1,181

Business Activities Loans

			90 Days or				Past Due >
	30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$205	$53	$—	$258	$31,129	$31,387	$—
Other commercial real estate	40	1,534	1,810	3,384	662,667	666,051	—
Total commercial real estate	245	1,587	1,810	3,642	693,796	697,438	—

Commercial and industrial:
Commercial	452	50	894	1,396	238,296	239,692	—
Agricultural	62	34	96	192	19,826	20,018	—
Tax exempt	—	—	—	—	66,860	66,860	—
Total commercial and industrial	514	84	990	1,588	324,982	326,570	—

Total commercial loans	759	1,671	2,800	5,230	1,018,778	1,024,008	—

Residential real estate:
Residential mortgages	7,293	1,243	668	9,204	731,483	740,687	—
Total residential real estate	7,293	1,243	668	9,204	731,483	740,687	—

Consumer:
Home equity	597	43	429	1,069	58,299	59,368	50
Other consumer	36	12	—	48	11,119	11,167	—
Total consumer	633	55	429	1,117	69,418	70,535	50

Total loans	$8,685	$2,969	$3,897	$15,551	$1,819,679	$1,835,230	$50

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$—	$12	$—	$12	$384	$2,903	$—
Other commercial real estate	2,029	245	231	2,505	8,289	230,320	—
Total commercial real estate	2,029	257	231	2,517	8,673	233,223	—

Commercial and industrial:
Commercial	440	335	140	915	2,723	59,072	—
Agricultural	—	—	—	—	173	206	—
Tax exempt	—	—	—	—	36	37,443	—
Total commercial and industrial	440	335	140	915	2,932	96,721	—

Total commercial loans	2,469	592	371	3,432	11,605	329,944	—

Residential real estate:
Residential mortgages	3,185	864	1,015	5,064	5,591	411,170	—
Total residential real estate	3,185	864	1,015	5,064	5,591	411,170	—

Consumer:
Home equity	208	548	217	973	1,291	63,033	217
Other consumer	2	9	—	11	66	1,715	—
Total consumer	210	557	217	984	1,357	64,748	217

Total loans	$5,864	$2,013	$1,603	$9,480	$18,553	$805,862	$217

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$276	$—	$276	$258	$—	$258
Other commercial real estate	1,664	287	1,951	2,888	343	3,231
Total commercial real estate	1,940	287	2,227	3,146	343	3,489

Commercial and industrial:
Commercial	1,282	89	1,371	932	626	1,558
Agricultural	625	—	625	278	—	278
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,907	89	1,996	1,210	626	1,836

Total commercial loans	3,847	376	4,223	4,356	969	5,325

Residential real estate:
Residential mortgages	4,077	1,012	5,089	3,362	1,973	5,335
Total residential real estate	4,077	1,012	5,089	3,362	1,973	5,335

Consumer:
Home equity	440	284	724	615	254	869
Other consumer	20	—	20	21	—	21
Total consumer	460	284	744	636	254	890

Total loans	$8,384	$1,672	$10,056	$8,354	$3,196	$11,550

Loans evaluated for impairment as of March 31, 2020 and December 31, 2019 are, as follows:

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
March 31, 2020
Balance at end of period
Individually evaluated for impairment	$2,638	$1,733	$3,586	$13	$7,970
Collectively evaluated	727,097	360,640	739,124	73,727	1,900,588
Total	$729,735	$362,373	$742,710	$73,740	$1,908,558

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
March 31, 2020
Balance at end of period
Individually evaluated for impairment	$70	$—	$296	$—	$366
Purchased credit impaired	7,520	1,952	4,856	847	15,175
Collectively evaluated	210,853	62,032	384,466	53,533	710,884
Total	$218,443	$63,984	$389,618	$54,380	$726,425

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$3,964	$1,353	$2,620	$13	$7,950
Collectively evaluated	693,474	325,217	738,067	70,522	1,827,280
Total	$697,438	$326,570	$740,687	$70,535	$1,835,230

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$258	$385	$1,032	$—	$1,675
Purchased credit impaired	8,673	2,932	5,591	1,357	18,553
Collectively evaluated	224,292	93,404	404,547	63,391	785,634
Total	$233,223	$96,721	$411,170	$64,748	$805,862

The following is a summary of impaired loans at March 31, 2020 and December 31, 2019:

Business Activities Loans

	March 31, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,341	2,060	—
Commercial	1,075	1,242	—
Agricultural	67	68	—
Tax exempt loans	—	—	—
Residential real estate	2,603	2,794	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	265	266	213
Other commercial real estate	1,032	1,082	462
Commercial	230	236	47
Agricultural	361	361	91
Tax exempt loans	—	—	—
Residential real estate	983	1,111	126
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	2,638	3,408	675
Commercial and industrial	1,733	1,907	138
Residential real estate	3,586	3,905	126
Consumer	13	13	—
Total impaired loans	$7,970	$9,233	$939

Acquired Loans

March 31, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	—	—	—
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	134	308	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	70	71	13
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	162	185	14
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	70	71	13
Commercial and industrial	—	—	—
Residential real estate	296	493	14
Consumer	—	—	—
Total impaired loans	$366	$564	$27

Business Activities Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,911	1,957	—
Commercial	710	773	—
Agricultural	361	261	—
Tax exempt loans	—	—	—
Residential real estate	2,067	2,227	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	258	258	205
Other commercial real estate	1,795	1,940	1,026
Commercial	282	289	164
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	553	590	57
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	3,964	4,155	1,231
Commercial and industrial	1,353	1,423	164
Residential real estate	2,620	2,817	57
Consumer	13	13	—
Total impaired loans	$7,950	$8,408	$1,452

Acquired Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	90	90	—
Commercial	385	481	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	678	938	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	168	168	12
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	354	376	49
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	258	258	12
Commercial and industrial	385	481	—
Residential real estate	1,032	1,314	49
Consumer	—	—	—
Total impaired loans	$1,675	$2,053	$61

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019:

Business Activities Loans

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,728	3	7,773	26
Commercial	1,071	1	527	2
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	2,589	17	1,965	15
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	261	1	5	—
Other commercial real estate	1,021	—	1,203	—
Commercial	233	—	890	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	979	2	652	2
Home equity	12	—	13	—
Other consumer	—	—	—	—

Total
Commercial real estate	3,010	4	8,981	26
Commercial and industrial	1,304	1	1,417	2
Residential real estate	3,568	19	2,617	17
Consumer	12	—	13	—
Total impaired loans	$7,894	$24	$13,028	$45

Acquired Loans

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	—	—	90	—
Commercial	—	—	479	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	195	—	436	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	—	—	—	—
Other commercial real estate	70	—	36	—
Commercial	—	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	163	—	367	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	70	—	126	—
Commercial and industrial	—	—	479	—
Residential real estate	358	—	803	—
Consumer	—	—	—	—
Total impaired loans	$428	$—	$1,408	$—

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2020 and 2019, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Three Months Ended March 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	1	$54	$259
Other commercial	3	41	208
Home equity	1	26	25
Other consumer	1	9	9
Total	6	$130	$501

	Three Months Ended March 31, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	3	$113	$113
Other commercial	2	31	31
Residential mortgages	6	530	527
Total	11	$674	$671

The following tables summarize the types of loan concessions made for the periods presented:

	Three Months Ended March 31,
	2020		2019
		Post-Modification		Post-Modification
		Outstanding		outstanding
	Number of	Recorded	Number of	Recorded
(in thousands, except modifications)	Modifications	Investment	Modifications	Investment
Troubled Debt Restructurings
Interest rate and maturity concession	—	$—	2	$12
Interest rate, forbearance and maturity concession	4	467	—	—
Amortization and maturity concession	—	—	5	314
Amortization concession	—	—	1	156
Amortization, interest rate and maturity concession	—	—	1	77
Forbearance and interest only payments	1	25	2	112
Maturity concession	1	9	—	—
Total	6	$501	11	$671

For the three months ended March 31, 2020, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 - Basis of Presentation for more information.

Foreclosure

As of March 31, 2020 and December 31, 2019, the Company maintained bank-owned residential real estate with a fair value of $2.2 million. Additionally, residential mortgage loans collateralized by real estate that are in the process of foreclosure as of March 31, 2020 and December 31, 2019 totaled $931 thousand and $810 thousand, respectively.

Mortgage Banking

Total residential loans included held for sale loans of $11.7 million and $6.5 million at March 31, 2020 and December 31, 2019, respectively.

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

Activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019 are, as follows:

Business Activities Loans	At or for the Three Months Ended March 31, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$7,668	$3,608	$3,402	$379	$15,057
Charged-off loans	(770)	(150)	—	(148)	(1,068)
Recoveries on charged-off loans	25	1	—	3	29
Provision for loan losses	738	84	111	150	1,083
Balance at end of period	$7,661	$3,543	$3,513	$384	$15,101
Individually evaluated for impairment	675	138	126	—	939
Collectively evaluated	6,986	3,405	3,387	384	14,162
Total	$7,661	$3,543	$3,513	$384	$15,101

Acquired Loans	At or for the Three Months Ended March 31, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$147	$6	$143	$—	$296
Charged-off loans	(101)	(29)	(8)	(5)	(143)
Recoveries on charged-off loans	—	9	6	—	15
(Releases) provision for loan losses	18	17	(12)	5	28
Balance at end of period	$64	$3	$129	$—	$196
Individually evaluated for impairment	13	—	14	—	27
Collectively evaluated	51	3	115	—	169
Total	$64	$3	$129	$—	$196

Business Activities Loans	At or for the Three Months Ended March 31, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(57)	—	—	(53)	(110)
Recoveries on charged-off loans	16	1	18	3	38
(Releases) provision for loan losses	(195)	397	(47)	38	193
Balance at end of period	$6,575	$2,778	$3,953	$396	$13,702
Individually evaluated for impairment	396	53	83	1	533
Collectively evaluated	6,179	2,725	3,870	395	13,169
Total	$6,575	$2,778	$3,953	$396	$13,702

Acquired Loans	At or for the Three Months Ended March 31, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(16)	(104)	(1)	(121)
Recoveries on charged-off loans	—	—	—	—	—
Provision (releases) for loan losses	(12)	10	132	1	131
Balance at end of period	$161	$29	$105	$—	$295
Individually evaluated for impairment	16	—	22	—	38
Collectively evaluated	145	29	83	—	257
Total	$161	$29	$105	$—	$295

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

The following tables present the Company’s loans by risk rating at March 31, 2020 and December 31, 2019:

Business Activities Loans

Commercial Real Estate

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Grade:
Pass	$48,881	$31,057	$659,494	$646,886	$708,375	$677,943
Special mention	—	—	8,133	5,483	8,133	5,483
Substandard	11	330	11,824	11,974	11,835	12,304
Doubtful	265	—	1,127	1,708	1,392	1,708
Total	$49,157	$31,387	$680,578	$666,051	$729,735	$697,438

Acquired Loans

Commercial Real Estate

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Grade:
Pass	$2,083	$2,412	$205,309	$218,491	$207,392	$220,903
Special mention	—	12	1,742	2,261	1,742	2,273
Substandard	339	479	8,900	9,400	9,239	9,879
Doubtful	—	—	70	168	70	168
Total	$2,422	$2,903	$216,021	$230,320	$218,443	$233,223

Business Activities Loans

Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Grade:
Pass	$268,287	$221,329	$17,559	$18,940	$55,694	$66,860	$341,540	$307,129
Special mention	3,641	2,744	221	298	—	—	3,862	3,042
Substandard	15,195	14,866	456	780	—	—	15,651	15,646
Doubtful	959	753	361	—	—	—	1,320	753
Total	$288,082	$239,692	$18,597	$20,018	$55,694	$66,860	$362,373	$326,570

Acquired Loans

Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Grade:
Pass	$50,663	$51,184	$200	$58	$11,071	$37,407	$61,934	$88,649
Special mention	882	5,432	—	—	—	—	882	5,432
Substandard	944	2,115	—	148	—	36	944	2,299
Doubtful	224	341	—	—	—	—	224	341
Total	$52,713	$59,072	$200	$206	$11,071	$37,443	$63,984	$96,721

Business Activities Loans

Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Performing	$738,633	$737,325	$64,074	$58,753	$9,206	$11,146	$811,913	$807,224
Nonperforming	4,077	3,362	440	615	20	21	4,537	3,998
Total	$742,710	$740,687	$64,514	$59,368	$9,226	$11,167	$816,450	$811,222

Acquired Loans

Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Performing	$387,304	$407,811	$52,619	$62,504	$1,343	$1,707	$441,266	$472,022
Nonperforming	2,314	3,359	411	529	7	8	2,732	3,896
Total	$389,618	$411,170	$53,030	$63,033	$1,350	$1,715	$443,998	$475,918

The following table summarizes total classified and criticized loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Business			Business
(in thousands)	Activities Loans	Acquired Loans	Total	Activities Loans	Acquired Loans	Total
Non-accrual	$8,384	$1,672	$10,056	$8,354	$3,196	$11,550
Substandard accruing	26,351	11,537	37,888	26,055	13,387	39,442
Total classified	34,735	13,209	47,944	34,409	16,583	50,992
Special mention	11,995	2,624	14,619	8,525	7,705	16,230
Total Criticized	$46,730	$15,833	$62,563	$42,934	$24,288	$67,222

NOTE 5.               BORROWED FUNDS

Borrowed funds at March 31, 2020 and December 31, 2019 are summarized, as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Short-term borrowings
Advances from the FHLB	$172,643	1.27%	$303,286	1.83%
Advances from the FRB	62,000	0.25	—	—
Other borrowings	31,001	1.21	44,832	0.99
Total short-term borrowings	265,644	1.03	348,118	1.73
Long-term borrowings
Advances from the FHLB	231,936	1.80	123,278	1.93
Subordinated borrowings	59,849	4.97	59,920	5.53
Total long-term borrowings	291,785	2.45	183,198	2.87
Total	$557,429	1.77%	$531,316	2.11%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2020 and December 31, 2019.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2020, the Company’s available secured line of credit at the FRB was $142.1 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were $62.0 million of outstanding advances with the FRB for the period ended March 31, 2020 and no borrowings with the FRB as of December 31, 2019.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of March 31, 2020 and December 31, 2019. There was no outstanding balance on the line of credit as of March 31, 2020 and December 31, 2019.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at March 31, 2020 and December 31, 2019 include no callable advances and $314 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2020 is, as follows:

	March 31, 2020
		Weighted Average
(in thousands, except rates)	Carrying Value	Rate
Fixed rate advances maturing:
2020	$142,300	1.19%
2021	50,665	1.77
2022	104,000	1.97
2023	80,000	1.77
2024	7,300	1.16
2025 and thereafter	20,314	1.22
Total FHLB advances	$404,579	1.58%

On November 26, 2019, the Company executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.625% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. Netted with subordinated borrowings is amortized subordinated debt issuance costs of $739 thousand.

The Company also has $20.6 million in floating Junior Subordinated Deferrable Interest Debentures ("Debentures") issued by NHTB Capital Trust II ("Trust II") and NHTB Capital Trust III ("Trust III"), which are both Connecticut statutory trusts. The Debentures were issued on March 30, 2004, carry a variable interest rate of 3-month LIBOR plus 2.79%, and mature in 2034. The debt is callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into the Company’s financial statements.

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2020	December 31, 2019
Time less than $100,000	$559,255	$600,747
Time $100,000 through $250,000	173,305	225,505
Time $250,000 or more	111,537	106,383
Total time deposits	$844,097	$932,635

At March 31, 2020 and December 31, 2019, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2020	December 31, 2019
Within 1 year	$479,983	$555,074
Over 1 year to 2 years	295,939	287,934
Over 2 years to 3 years	31,909	51,444
Over 3 years to 4 years	27,811	31,262
Over 4 years to 5 years	8,438	6,883
Over 5 years	17	38
Total	$844,097	$932,635

Included in time deposits are brokered deposits of $378.7 million and $526.9 million at March 31, 2020 and December 31, 2019, respectively. Also included in time deposits are reciprocal deposits of $79.3 million and $64.1 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

		Regulatory		Regulatory
	March 31,	Minimum to be	December 31,	Minimum to be
	2020	"Well Capitalized"	2019	"Well Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	13.61%	10.50%	13.61%	10.50%
Common equity tier 1 capital to risk-weighted assets	10.61	7.00	10.57	7.00
Tier 1 capital to risk-weighted assets	11.42	8.50	11.39	8.50
Tier 1 capital to average assets	8.25	5.00	8.13	5.00

Bank
Total capital to risk-weighted assets	12.58%	10.50%	12.42%	10.50%
Common equity tier 1 capital to risk-weighted assets	11.96	7.00	11.79	7.00
Tier 1 capital to risk-weighted assets	11.96	8.50	11.79	8.50
Tier 1 capital to average assets	8.64	5.00	8.39	5.00

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

At March 31, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered "well-capitalized" for regulatory purposes.

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income is, as follows:

(in thousands)	March 31, 2020	December 31, 2019
Other accumulated comprehensive income, before tax:
Net unrealized gain on AFS securities	$12,699	$7,342
Net unrealized loss on hedging derivatives	(3,099)	(718)
Net unrealized loss on post-retirement plans	(1,512)	(1,512)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(3,139)	(1,793)
Net unrealized loss on hedging derivatives	886	237
Net unrealized loss on post-retirement plans	355	355
Accumulated other comprehensive income	$6,190	$3,911

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$5,492	$(1,378)	$4,114
Less: reclassification adjustment for gains (losses) realized in net income	135	(32)	103
Net unrealized gain on AFS securities	5,357	(1,346)	4,011

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(2,382)	650	(1,732)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(2,382)	650	(1,732)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$2,975	$(696)	$2,279

Three Months Ended March 31, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$8,900	$(2,079)	$6,821
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on AFS securities	8,900	(2,079)	6,821

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(845)	198	(647)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(845)	198	(647)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$8,055	$(1,881)	$6,174

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three months ended March 31, 2020 and 2019:

	Net unrealized	Net loss on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended March 31, 2020
Balance at beginning of period	$5,549	$(481)	$(1,157)	$3,911
Other comprehensive gain (loss) before reclassifications	4,114	(1,732)	—	2,382
Less: amounts reclassified from accumulated other comprehensive income	103	—	—	103
Total other comprehensive income (loss)	4,011	(1,732)	—	2,279
Balance at end of period	$9,560	$(2,213)	$(1,157)	$6,190

Three Months Ended March 31, 2019
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive gain (loss) before reclassifications	6,821	(647)	—	6,174
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	6,821	(647)	—	6,174
Balance at end of period	$(1,844)	$(2,896)	$(888)	$(5,628)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Affected Line Item where
(in thousands)	2020	2019	Net Income is Presented
Net realized gains on AFS securities:
Before tax(1)	$135	$—	Non-interest income
Tax effect	(32)	—	Tax expense
Total reclassifications for the period	$103	$—	Net of tax
(1)	Net realized gains before tax include gross realized gains $146 thousand and realized losses of $11 thousand.

..

NOTE 8.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2020	2019
Net income	$7,721	$7,281

Average number of basic common shares outstanding	15,558,132	15,523,423
Plus: dilutive effect of stock options and awards outstanding (1)	34,463	63,226
Average number of diluted common shares outstanding (1)	15,592,595	15,586,649

Anti-dilutive options excluded from earnings calculation	—	—

Earnings per share:
Basic	$0.50	$0.47
Diluted	$0.50	$0.47
(1)	Average diluted shares outstanding are computed using the treasury stock method.

..

NOTE 9.           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As part of its overall asset and liability management strategy, the Company uses derivative instruments to minimize fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so the changes in interest rates do not have a significant effect on net interest income. Thus, all of the Company's derivative contracts are considered to be interest rate contracts.

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

The Company offers derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements ("MNA") with financial institution counterparties or Risk Participation Agreements ("RPA") with commercial bank counterparties, for which the Company assumes a pro rata share of the credit exposure associated with a borrower's performance related to the derivative contract with the counterparty.

The following tables present information about derivative assets and liabilities at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Weighted		Location Fair
	Notional	Average	Fair Value	Value Asset
	Amount	Maturity	Asset (Liability)	(Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate swap on wholesale funding	$100,000	4.3	$(6,467)	Other liabilities
Total cash flow hedges	100,000	4.3	(6,467)

Fair value hedges:
Interest rate swap on securities	37,190	9.3	3,368	Other liabilities
Total fair value hedges	37,190		3,368

Economic hedges:
Forward sale commitments	53,751	0.2	(73)	Other liabilities
Customer Loan Swaps-MNA Counterparty	150,490	7.8	(15,463)	Other liabilities (1)
Customer Loan Swaps-RPA Counterparty	78,505	8.7	(9,470)	Other liabilities (1)
Customer Loan Swaps-Customer	228,995	8.1	24,933	Other liabilities (1)
Total economic hedges	511,741		(73)

Non-hedging derivatives:
Interest rate lock commitments	23,146	0.1	93	Other assets
Total non-hedging derivatives	23,146		93

Total	$672,077		$(3,079)
(1)	Customer loan derivatives are subject to MNA or RPA arrangements with financial institution counterparties.

	December 31, 2019
		Weighted		Location Fair
	Notional	Average	Fair Value	Value Asset
	Amount	Maturity	Asset (Liability)	(Liability)
	(in thousands)	(in years)	(in thousands)
Cash flow hedges:
Interest rate swap on wholesale funding	$100,000	4.6	$(1,311)	Other liabilities
Total cash flow hedges	100,000		(1,311)

Fair value hedges:
Interest rate swap on securities	37,190	9.6	593	Other liabilities
Total fair value hedges	37,190		593

Economic hedges:
Forward sale commitments	11,228	0.1	(84)	Other liabilities
Customer Loan Swaps-MNA Counterparty	135,598	7.5	(4,669)	(1)
Customer Loan Swaps-RPA Counterparty	69,505	8.8	(3,377)	(1)
Customer Loan Swaps-Customer	205,103	8.1	8,046	(1)
Total economic hedges	421,434		(84)

Non-hedging derivatives:
Interest rate lock commitments	21,748	0.1	59	Other assets
Total non-hedging derivatives	21,748		59

Total	$580,372		$(743)
(1)	Customer loan derivatives are subject to MNA or RPA arrangements with financial institution counterparties, thus assets and liabilities with the counterparty are netted for financial statement presentation.

As of March 31, 2020 and December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets (Liabilities)	Carrying Amount
March 31, 2020
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$38,710	$207

December 31, 2019
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$39,026	$523

Information about derivative assets and liabilities for March 31, 2020 and December 31, 2019, follows:

	Three Months Ended March 31, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income(1)	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$4,949	Other income	$—	Interest expense	$1
Total cash flow hedges	4,949		—		1

Fair value hedges:
Interest rate swap on securities	(2,736)	Interest income	—	Interest income	13
Total fair value hedges	(2,736)		—		13

Economic hedges:
Forward commitments	—	Other income	—	Other income	11
Total economic hedges	—		—		11

Non-hedging derivatives:
Interest rate lock commitments	—	Other Income	—	Other Income	34
Total non-hedging derivatives	—		—		34

Total	$2,213		$—		$59
(1)	As of March 31, 2020 the Company does not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

	Three Months Ended March 31, 2019
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)		Amount of
	Recognized in		Reclassified	Location of	Gain (Loss)
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Recognized
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income(1)	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$402	Other income	$—	Interest expense	$—
Interest rate cap agreements	2,494	Acquisition, restructuring, and other expenses		Interest expense	163
Total cash flow hedges	2,896		—		—

Economic hedges:
Forward commitments	—	Other income	—	Other income	(65)
Total economic hedges	—		—		—

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	6
Total non-hedging derivatives	—		—		6

Total	$2,896		$—		$6
(1)	As of March 31, 2019 the Company does not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

Cash flow hedges

Interest rate cap agreements

In 2014, interest rate cap agreements were purchased to limit the Company’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three-month LIBOR. Under the terms of the agreements, the Company paid total premiums of $4.6 million for the right to receive cash flow payments if three-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges, however the caps were terminated in the fourth quarter of 2019, with $3.2 million recognized in acquisition, restructuring and other expenses. The caps were terminated because it was probable that the original forecasted transaction would not occur by the end of the original specified period.

Interest rate swap on deposits

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

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $26.2 million with counterparties.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of March 31, 2020
Customer Loan Derivatives:
MNA counterparty	$(15,463)	$15,463	$26,200	$—
RPA counterparty	(9,470)	9,470	—	—
Total	$(24,933)	$24,933	$26,200	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2019
Customer Loan Derivatives:
MNA counterparty	$(4,669)	$4,669	$10,700	$—
RPA counterparty	(3,377)	3,377	—	—
Total	$(8,046)	$8,046	$10,700	$—

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$295,657	$—	$295,657
US Government agency	—	101,669	—	101,669
Private label	—	18,499	—	18,499
Obligations of states and political subdivisions thereof	—	137,579	—	137,579
Corporate bonds	—	72,937	—	72,937
Derivative assets	—	24,933	93	25,026
Derivative liabilities	—	(28,032)	(73)	(28,105)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$321,969	$—	$321,969
US Government agency	—	99,661	—	99,661
Private label	—	19,533	—	19,533
Obligations of states and political subdivisions thereof	—	142,006	—	142,006
Corporate bonds	—	80,061	—	80,061
Derivative assets	—	6,791	59	6,850
Derivative liabilities	—	(8,102)	(84)	(8,186)

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

Derivative Assets and Liabilities

Cash Flow and Fair Value Hedges. The valuation of the Company's cash flow hedges are obtained from a third party. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The inputs used to value the Company's cash flow hedges are all classified as Level 2 measurements.

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2020:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended March 31, 2020
Balance at beginning of period	$59	$(84)
Realized gain recognized in non-interest income	34	11
Balance at end of period	$93	$(73)

Three Months Ended March 31, 2019
Balance at beginning of period	$8	$—
Realized gain recognized in non-interest income	6	(65)
Balance at end of period	$14	$(65)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value	Fair Value
	March 31,	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2020	2019	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$93	$59	Historical trend	Closing Ratio	90%
			Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(73)	(84)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$20	$(25)

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

				Fair Value
			Three Months Ended	Measurement Date as of
	March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2020
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Impaired loans	$8,335	$9,625	$1,290	March 2020
Capitalized servicing rights	3,897	4,301	—	March 2020
Other real estate owned	2,205	2,236	(31)	August 2019
Premises held for sale	1,764	1,764	—	September 2019
Total	$16,201	$17,926	$1,259

There are no liabilities measured at fair value on a non-recurring basis in 2020 and 2019.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

	Fair Value			Range
(in thousands, except ratios)	March 31, 2020	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$4,947	Fair value of collateral -appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $975

Impaired loans	3,388	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$21 to $1,002

Capitalized servicing rights	3,897	Discounted cash flow	Constant prepayment rate (CPR)	11.91%
			Discount rate	11.33%

Other real estate owned	2,205	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling Costs	6% to 10%

Premises held for sale(b)	1,764	Fair value of asset less selling costs	Appraised value	$136 to $527
			Selling Costs	6%
Total	$16,201
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(b)	The carrying value of premises held for sale was $1.8 million as of March 31, 2020.

	Fair Value			Range
(in thousands, except ratios)	December 31, 2019	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$6,137	Fair value of collateral -appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,488	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,002

Capitalized servicing rights	4,301	Discounted cash flow	Constant prepayment rate (CPR)	9.95%
			Discount rate	10.07%

Other real estate owned	2,236	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling Costs	10% to 20%

Premises held for sale(b)	1,764	Fair value of asset less selling costs	Appraised value	$$136 to $527
			Selling Costs	6.00%
Total	$17,926
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(b)	The carrying value of premises held for sale was $1.8 million as of December 31, 2019.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2020 and December 31, 2019.

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

	March 31, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$85,655	$85,655	$85,655	$—	$—
Securities available for sale	626,341	626,341	—	626,341	—
FHLB stock	19,897	19,897	—	19,897	—
Net loans	2,619,686	2,604,406	—	—	2,604,406
Accrued interest receivable	3,268	3,268	—	3,268	—
Cash surrender value of bank-owned life insurance policies	76,400	76,400	—	76,400	—
Derivative assets	25,026	25,026	—	24,933	93

Financial Liabilities
Non-maturity deposits	$1,806,460	$1,861,960	$—	$1,861,960	$—
Time deposits	844,097	852,346	—	852,346	—
Short-term other borrowings	31,001	31,000	—	31,000	—
FHLB advances	404,579	410,065	—	410,065	—
FRB advances	62,000	62,000	—	62,000	—
Subordinated borrowings	59,849	59,849	—	59,849	—
Derivative liabilities	28,105	28,105	—	28,032	73

	December 31, 2019
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$56,910	$56,910	$56,910	$—	$—
Securities available for sale	663,230	663,230	—	663,230	—
FHLB stock	20,679	20,679	—	20,679	—
Net loans	2,625,739	2,634,147	—	—	2,634,147
Accrued interest receivable	3,294	3,294	—	3,294	—
Cash surrender value of bank-owned life insurance policies	75,863	75,863	—	75,863	—
Derivative assets	6,850	6,850	—	6,791	59

Financial Liabilities
Non-maturity deposits	$1,763,116	$1,751,481	$—	$1,751,481	$—
Time deposits	932,635	932,886	—	932,886	—
Short-term other borrowings	44,832	44,831	—	44,831	—
FHLB advances	426,564	425,989	—	425,989	—
Subordinated borrowings	59,920	59,920	—	59,920	—
Derivative liabilities	8,186	8,186	—	8,102	84

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which the estimate of fair value goes beyond the carrying value approximating fair value.

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

NOTE 11.           REVENUE FROM CONTRACTS WITH CUSTOMER

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Major Products/Service Lines
Trust management fees	$3,046	$2,525
Financial services fees	323	233
Interchange fees	1,738	1,031
Customer deposit fees	1,110	907
Other customer service fees	264	226
Total	$6,481	$4,922

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,273	$2,267
Products and services transferred over time	3,208	2,655
Total	$6,481	$4,922

Trust Management Fees.

The trust management business generates revenue through a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. Revenue from these services are generally recognized over time and is typically based on a time elapsed measure of service. Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

Financial Services Fees.

Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker dealer offering securities and insurance products not affiliated with the Company or its subsidiaries. The Company has a revenue sharing agreement with Infinex for any financial service fee income generated. Financial services fees are recognized at a point in time upon the completion of service requirements.

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

	Balance at	Balance at
(in thousands)	March 31, 2020	December 31, 2019
Balances from contracts with customers only:
Other Assets	$1,336	$1,703
Other Liabilities	3,014	3,114

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

The Company elected the following practical expedients in conjunction with implementation of ASC 842 as follows:

●	Package of practical expedients:
o	Lease classification as an operating lease under the prior standards is grandfathered.
o	Re-evaluation of embedded leases evaluated under the prior standards is not required.
o	No re-assessment of previously recorded initial direct lease costs.
●	Election to exclude short-term leases (i.e., leases with initial terms of twelve months or less), from capitalization on the consolidated balance sheets.

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities as of March 31, 2020:

(in thousands)		March 31, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,129	$9,623

Lease Liabilities
Operating lease liabilities	Other liabilities	10,205	9,651

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. If there are multiple renewals typically only the next lease renewal is considered. Regarding the discount rate, ASC 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The following table presents the weighted average lease term and discount rate of the Company’s leases:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	9.52	8.96

Weighted-average discount rate
Operating leases	3.30%	3.27%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Lease Costs
Operating lease cost	$234	$231
Variable lease cost	144	124
Total lease cost	$378	$355

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 are, as follows:

(in thousands)	Operating Leases
Twelve Months Ended:
March 31, 2021	$1,285
March 31, 2022	1,300
March 31, 2023	1,319
March 31, 2024	1,323
March 31, 2025	1,240
Thereafter	6,495
Total future minimum lease payments	12,962
Amounts representing interest	(2,757)
Present value of net future minimum lease payments	$10,205

NOTE 13.           SUBSEQUENT EVENTS

There were no significant subsequent events between March 31, 2020 and through the date the financial statements are available to be issued.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the full year 2020 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable.

Bar Harbor Bankshares (the “Company”) is the parent of Bar Harbor Bank & Trust (the “Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a true community bank providing exceptional commercial, retail, and wealth management banking services from over 50 locations. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

●	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders
●	Geography, heritage and performance are key while remaining true to a community culture
●	Strong commitment to risk management while balancing growth and earnings
●	Service and sales driven culture with a focus on core business growth
●	Fee income is fundamental to the Company's profitability through trust and treasury management services, customer derivatives and secondary market mortgage banking
●	Investment in processes, products, technology, training, leadership and infrastructure
●	Expansion of the Company’s brand and business to deepen market presence
●	Opportunity and growth for existing employees while adding catalyst recruits across all levels of the Company

Shown below is a profile of the Company as of March 31, 2020:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended
	March 31,
	2020	2019
PER SHARE DATA
Net earnings, diluted	$0.50	$0.47
Adjusted earnings, diluted(1)	0.50	0.47
Total book value	25.90	24.54
Tangible book value(1)	17.70	17.63
Market price at period end	17.28	25.87
Dividends	0.22	0.20

PERFORMANCE RATIOS(2)
Return on assets	0.85%	0.83%
Adjusted return on assets(1)	0.86	0.83
Return on equity	7.64	7.83
Adjusted return on equity(1)	7.71	7.83
Adjusted return on tangible equity(1)	11.54	11.19
Net interest margin, fully taxable equivalent (FTE)(1) (3)	3.06	2.77
Net interest margin (FTE), excluding purchased loan accretion(3)	2.99	2.67
Efficiency ratio(1)	64.82	63.94

GROWTH (Year-to-date)(1)
Total commercial loans	6.4%	(3.3)%
Total loans	(0.9)	5.9
Total deposits	(6.7)	(2.8)

FINANCIAL DATA (In millions)
Total assets	$3,677	$3,629
Total earning assets(4)	3,269	3,312
Total investments	646	782
Total loans	2,635	2,527
Allowance for loan losses	15	14
Total goodwill and intangible assets	129	107
Total deposits	2,651	2,466
Total shareholders' equity	404	381
Net income	8	7
Adjusted income(1)	8	7

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	0.18%	0.03%
Allowance for loan losses/total loans	0.58	0.55
Loans/deposits	99	102
Shareholders' equity to total assets	10.98	10.50
Tangible shareholders' equity to tangible assets(1)	7.77	7.77
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying quarterly growth rates as of March 31, 2020 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
	March 31,	December 31,	September 30,	June 30,	March 31,	March 31,
(in thousands, except ratios)	2020	2019	2019	2019	2019	2020
Commercial real estate	$948,178	$930,661	$923,773	$881,479	$821,567	7.5%
Commercial and industrial	321,605	318,988	301,590	312,029	305,185	3.3
Total commercial loans	1,269,783	1,249,649	1,225,363	1,193,508	1,126,752	6.4
Residential real estate	1,132,328	1,151,857	1,143,452	1,167,759	1,184,053	(6.8)
Consumer	128,120	135,283	107,375	112,275	111,402	(21.2)
Tax exempt and other	104,752	104,303	101,116	104,696	104,752	1.7
Total loans	$2,634,983	$2,641,092	$2,577,306	$2,578,238	$2,526,959	(0.9)%

DEPOSIT ANALYSIS

						Annualized
						Growth %
	March 31,	December 31,	September 30,	June 30,	March 31,	March 31,
(in thousands, except ratios)	2020	2019	2019	2019	2019	2020
Demand	$400,410	$414,534	$380,707	$354,125	$342,030	(13.6)%
NOW	578,320	575,809	490,315	472,576	470,277	1.7
Savings	423,345	388,683	360,570	352,657	346,813	35.7
Money market	404,385	384,090	359,328	305,506	349,833	21.1
Total non-maturity deposits	1,806,460	1,763,116	1,590,920	1,484,864	1,508,953	9.8
Total time deposits	844,097	932,635	902,665	996,512	956,818	(38.0)
Total deposits	$2,650,557	$2,695,751	$2,493,585	$2,481,376	$2,465,771	(6.7)%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2020			2019
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Commercial real estate	$945,851	$10,484	4.46%	$825,596	$9,721	4.78%
Commercial and industrial	423,393	5,151	4.89	405,107	4,786	4.79
Residential	1,141,908	10,909	3.84	1,143,862	11,126	3.94
Consumer	130,471	1,688	5.20	113,060	1,464	5.25
Total loans (1)	2,641,623	28,232	4.30	2,487,625	27,097	4.42
Securities and other (2)	661,848	5,813	3.53	777,458	6,645	3.47
Total earning assets	3,303,471	34,045	4.14%	3,265,083	33,742	4.19%
Other assets	358,288			295,957
Total assets	$3,661,759			$3,561,040

Liabilities
NOW	$570,127	$565	0.40%	$468,392	$583	0.51%
Savings	410,931	258	0.25	346,707	163	0.19
Money market	373,650	934	1.01	335,882	1,141	1.38
Time deposits	892,654	4,263	1.92	894,160	4,416	2.00
Total interest bearing deposits	2,247,362	6,020	1.08	2,045,141	6,303	1.25
Borrowings	556,824	2,911	2.10	761,885	5,155	2.74
Total interest bearing liabilities	2,804,186	8,931	1.28%	2,807,026	11,458	1.66%
Non-interest bearing demand deposits	406,951			351,362
Other liabilities	44,343			25,520
Total liabilities	3,255,480			3,183,908

Total shareholders' equity	406,279			377,132

Total liabilities and shareholders' equity	$3,661,759			$3,561,040

Net interest spread			2.86%			2.53%
Net interest margin			3.06			2.77
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended March 31,
(in thousands)		2020	2019
GAAP net income		$7,721	$7,281
Plus (less):
Gain on sale of securities, net		(135)	—
Loss on sale of premises and equipment, net		92	—
Loss on other real estate owned		31	—
Acquisition, restructuring and other expenses		103	—
Income tax expense(1)		(22)	—
Total adjusted income(2)	(A)	$7,790	$7,281

GAAP net interest income	(B)	$24,563	$21,765
Plus: Non-interest income		8,421	6,167
Total Revenue		32,984	27,932
Less: Gain on sale of securities, net		(135)	—
Total adjusted revenue(2)	(C)	$32,849	$27,932

GAAP total non-interest expense		$22,359	$18,624
Less: Loss on sale of premises and equipment, net		(92)	—
Less: Loss on other real estate owned		(31)	—
Less: Acquisition, restructuring and other expenses		(103)	—
Adjusted non-interest expense(2)	(D)	$22,133	$18,624

(in millions)
Total average earning assets	(E)	$3,306	$3,265
Total average assets	(F)	3,662	3,561
Total average shareholders' equity	(G)	406	377
Total average tangible shareholders' equity(2)(3)	(H)	278	270
Total tangible shareholders' equity, period-end(2)(3)	(I)	276	274
Total tangible assets, period-end(2)(3)	(J)	3,549	3,522

(in thousands)
Total common shares outstanding, period-end	(K)	15,587	15,524
Average diluted shares outstanding	(L)	15,593	15,587

Adjusted earnings per share, diluted	(A/L)	$0.50	$0.47
Tangible book value per share, period-end(2)	(I/K)	17.70	17.63
Securities adjustment, net of tax(1)(4)	(M)	9,560	(1,842)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	17.09	17.75
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.77	7.77

			Three Months Ended March 31,
Performance ratios(5)			2020	2019
Return on assets		%	0.85%	0.83%
Adjusted return on assets(2)	(A/F)		0.86	0.83
Return on equity			7.64	7.83
Adjusted return on equity(2)	(A/G)		7.71	7.83
Adjusted return on tangible equity(2)(6)	(A+Q)/H		11.54	11.19
Efficiency ratio(2)(7)	(D-O-Q)/(C+N)		64.82	63.94
Net interest margin(2)	(B+P)/E		3.06	2.77

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)		$719	$684
Franchise taxes included in non-interest expense	(O)		119	120
Tax equivalent adjustment for net interest margin	(P)		551	515
Intangible amortization	(Q)		256	207
(1)	Assumes a marginal tax rate of 23.87% in 2020. A marginal tax rate of 23.78% was used in 2019.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Adjusted return on tangible equity is computed by taking adjusted earnings divided by shareholders’ equity less the tax-effected amortization of intangible assets, assuming a marginal rate of 23.87% for the first quarter of 2020 and the fourth quarter of 2019, and 23.78% in the first three quarters of 2019.
(7)	Efficiency ratio is computed by dividing adjusted non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

FINANCIAL SUMMARY

The Company reported first quarter 2020 net income of $7.7 million or $0.50 per share, a 6% increase in net income over the same quarter of 2019 of $7.3 million or $0.47 per share. Financial highlights for the first quarter 2020 include the following (compared to the first quarter of 2019, unless otherwise noted):

●	6% annualized growth in commercial loans
●	10% annualized growth in non-maturity deposits
●	99% loan to deposit ratio, improved from 102%
●	3.06% net interest margin compared to 2.77%
●	37% increase in non-interest income
●	0.38% non-accruing loans to total loans compared to 0.66%

The Company’s financial performance in the first quarter 2020 was strong while quickly shifting efforts to address COVID-19 developments.  The Company is fully dedicated to supporting customers and employees during these difficult times and is confident in the strength of its operating model.

While focusing on the challenges posed by the health crisis in the first quarter, the Company remains committed to its cornerstone of business operations: Risk management, ranging from underwriting practices to what is now at the forefront, crisis management and business continuity planning.  From the onset of the crisis, the Company has maintained open communication with customers and employees alike, and transitioned to a mostly remote working environment.  This transition was smooth given the readiness of the Company’s information technology and operations departments.  The Company modified its branch model providing safety to customers and employees while balancing a personalized touch to meet the needs of its customers.  These modifications include transitioning to mostly drive-up and walk-up windows along with in person meetings by appointment when necessary.  The investments the Company has made in the past few years in online and mobile banking platforms have been essential with the current environment while helping to accelerate adoption rates.

The Company recognizes the importance of liquidity, especially in the current economic environment.  Therefore, the Company has opportunistically and appropriately utilized many of the various federal programs in an effort to insulate from potential risk and uncertainty.  Further supporting capital levels and the balance sheet the Company recently refinanced and upsized its subordinated debt in the fourth quarter 2019.  Loan volumes were significant this quarter as originations offset elevated payoff levels as typically seen with the lower rate environment.  Growth in commercial loans offset the decrease in the residential portfolio as the Company strategically moved most of production to the secondary market.  The Company also successfully rolled out the Small Business Administration (SBA) Paycheck Protection Program (PPP) in an effort to help its business partners and communities.  As of April 30, 2020, the Company has over 1,500 PPP loans approved by the SBA with a total balance of $127 million.  In addition, the Company has modified close to 500 existing loans, representing $271 million in balances.  The loans modified under these deferment plans are still accruing interest and all contractual principal and interest is expected to be collected.

The Company’s loan portfolio remains diverse with over 80 different industries and several geographies limiting concentration risk, which is further mitigated by the specific type and strength of the borrowers.  These credit relationships are proven successful operators in their industry and have weathered difficult economic times in the past.  The Company continues to carefully review opportunities with proven borrowers while also stress testing the portfolio regularly.

Given the recently passed CARES Act, the Company has elected to defer the new accounting for the allowance for loan losses known as “CECL” to prioritize resources around customers and communities.  At the same time, the Company increased the allowance for loan losses during the quarter due to elevated qualitative economic factors at quarter end.  Overall, the Company’s liquidity, capital ratios and overall balance sheet position are strong.  Additionally, the Company’s reliance on wholesale borrowing is further declining and the ability to access such funding sources at fair pricing is significant.

The Company continues to execute strategies that will benefit long-term profitability while being mindful of the short-term challenges and operating environment.  Lower interest rates and the divergence in FHLB borrowings and brokered deposit spreads has provided the Company with an opportunity to lock into favorable rates with longer maturities.  The benefits of these activities, along with the balance sheet strategies executed last year, are unveiled as the Company’s net interest margin expanded nearly 30 basis points during the quarter.  Non-interest income has also improved for the quarter as the Company continues to provide hedging transactions to help meet customers’ needs.  While trust and investment management fee income is up significantly over prior year, it is also sensitive to market conditions and could vary as market dynamics persist with the pandemic.  In summary, the Company is focused on activities that create value for long-term shareholders as it continues to build tangible book value at a quarterly annualized rate of close to 10%.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019

Summary

Total assets were $3.7 billion at the end of the first quarter 2020 and at year-end 2019. Asset quality metrics remain strong with an allowance for credit losses to total loans ratio of 0.58% with a coverage ratio to non-accruing loans at 152%, up from 133% as of year-end 2019. The loan to deposit ratio was 99% compared to 98% at year-end 2019 due to lower deposits in the first quarter. The Company's tangible book value per share increased 9%, on annualized basis, in the first quarter 2020.

Securities

Securities totaled $646.2 million in the first quarter 2020 and $683.9 million at year-end 2019 representing 18% and 19% of total assets, respectively.  The decrease in the first quarter is consistent with the Company strategy to de-lever and remix the investment portfolio resulting in a higher year-over-year yield along with lower borrowing levels.  Securities purchased in the first quarter 2020 included $13.2 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $2.5 million of corporate bonds, and a net $782 thousand decrease in FHLB stock. The purchases were offset by $58.0 million of sales, maturities, calls and pay-downs of amortizing securities.  Fair value adjustments increased the security portfolio by $12.7 million at the end of the first quarter 2020 and $7.3 million at year-end 2019.  The improvement in the fair value continues to be the result of lower long-term interest rates.  The weighted average yield on the Company's securities profile as of March 31, 2020 was 3.20% for the quarter compared to 3.42% at year-end 2019.  At the end of the first quarter 2020 securities held by the Company had an average life of 5.1 years and a duration of 2.7 years compared to 5.0 years and 3.6 years at the end of 2019, respectively.

Loans

Loan balances in the first quarter 2020 were $2.6 billion, flat with year-end 2019.  Total commercial loans grew at an annualized rate of 6% led by commercial real estate with an annualized growth rate of 8% as the Company executed on an expanded pipeline.  Residential real estate loans were relatively flat with the fourth quarter as originations maintained, but were offset by secondary market sales and payoff activity.  Payoff activity was experienced across all products lines as seasoned borrowers refinanced given the lower rate environment.  Although the commercial portfolio grows each quarter, the product mix of total commercial loans remains diversified among 80 industries throughout many geographic regions.  Average yields from loans were 4.30% in the first quarter 2020 as variable rate loans repriced compared with 4.33% in the fourth quarter 2019.

Asset Quality

The allowance for loan losses totaled $15.3 million at the end of the first quarter 2020 and $14.4 at year-end 2019.  In the first quarter 2020, the Company elected to defer implementation of CECL as allowed under the CARES Act.  As result, the Company continues to operate its incurred loss model, which has been adjusted higher to reflect current economic conditions.  Increases to the allowance associated with those adjustments were offset by improvements in other credit quality factors including several specifically reserved loans that were settled at approximate book value.  Past due accounts between 30 to 89 days as a percentage of total loans was 0.84% for the first quarter compared to 0.74% at year-end 2019.  The majority of the customers in that range have a history of making payments on a cycle that is about 30 days overdue and is not likely an indication of deteriorated credit quality.

Goodwill

Given current events and the economic situation associated with COVID-19 along with the variation of the Company’s stock price, the fair value of the Company’s business and test for goodwill impairment is required under accounting standards.  The Company’s models suggest that the fair value of the business is greater than the book value or market capitalization based on the price at which the stock is currently trading.  While the Company concluded there is no goodwill impairment in the first quarter 2020, it will continue to evaluate its position as economic conditions change.

Deposits and Borrowings

Total deposits were $2.7 billion at the end of the first quarter 2020 and year-end 2019.  Non-maturity deposits increased to $1.8 billion, 10% on annualized basis, during the first quarter 2020.  The Company's expanding branch model has helped to increase new accounts, which totaled 3,071 in the first quarter 2020 compared to 2,918 in the fourth quarter 2019 excluding acquired balances. Time deposits decreased $88.6 million, due to the Company's strategy to target lower rate and longer duration funding sources. The average cost of deposits decreased to 1.08% from 1.19% in the fourth quarter 2019 reflecting the Federal Reserve Bank short-term rate cuts in current and prior quarters.  Total borrowings increased by $26.1 million as the Company took advantage of lower FRB and FHLB rates opposed to other funding sources.  Borrowing costs improved to 2.10% from 2.30% in the fourth 2019 as a result of cuts in short-term interest rates.

Derivative Financial Instruments

The notional balance of derivative financial instruments increased to $672.1 million at the end of the first quarter 2020 from $580.4 million at year-end 2019.  The increase is principally due to a $47.8 million increase in customer loan derivatives sold on commercial loans with matching hedges using national bank counterparties and a $42.5 million in forward commitments to sell mortgages in the secondary market.  The net fair value of all derivatives was a liability of $3.1 at the end of the first quarter 2020 compared to $743 thousand at year-end 2019. The increase in the net derivative liability primarily reflects the valuation of the Company’s interest rate swaps on wholesale funding based on lower market rates at the end of the first quarter 2020.

Equity

Total equity was $403.8 million, compared with $396.4 million at year-end 2019. The Company's book value per share increased to $25.90 at the end of the first quarter 2020 from $25.48 at year-end 2019.  The increase includes a $4.0 million improvement in fair value of securities, net of tax, along with strong net income of $7.7 million offset by $3.4 million in dividends. The Company evaluates changes in tangible book value, a non-GAAP financial measure that is a commonly used valuation metric in the investment community, which parallels some regulatory capital measures. Tangible book value per share (non-GAAP measure) increased to $17.70 per share at year-end 2019 up from $17.30 per share at year-end 2019; an increase of 9% on annualized basis.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Summary

Net income in the first quarter 2020 was $7.7 million, or $0.50 per diluted share, compared with $7.3 million, or $0.47 per diluted share, in the same quarter 2019.  Noteworthy improvements in net income include a lower cost of funds and increased non-interest income offset in part by higher operational expenses.  The Company's return on assets ratio was 0.85% during the first quarter of 2020 and 0.83% in the same quarter of 2019 and the return on equity ratio was 7.64% and 7.83% for the same respective periods.

Net Interest Income

Net interest income was $24.6 million compared with $21.8 million in the same quarter of 2019 and net interest margin was 3.06% and 2.77% for the same respective periods.  The increase is primarily driven by lower borrowing levels as the average balance decreased to $557 million in the first quarter 2020 from $762 million in the first quarter of 2019 due to deleveraging strategies executed in late 2019 and a lower cost of funds.  The balance sheet strategies executed during the second half of last year along with the rate cuts experienced in the first quarter reduced borrowing rates to 2.10% from 2.74% and interest-bearing deposits rates to 1.08% from 1.25% in the first quarter 2019.  The Company continues to optimize its funding sources to take advantage of this lower rate environment through a mixture of various debt and derivative instruments.  Yields from earning assets declined to 4.14% from 4.19% in the first quarter 2019 reflecting loan originations and repricing of variable rate products in a lower interest rate environment.  Purchase loan accretion contributed 0.08% to net interest margin in the first quarter 2020 compared to 0.10% in the first quarter 2019.  The loan to deposit ratio was 99% in the first quarter 2020 as the Company maintained its fourth quarter 2019 deposit levels, which is due to strong customer relationships within its branch model.

Loan Loss Provision

The first quarter 2020 provision for loan losses increased to $1.1 million from $324 thousand in the same quarter 2019.  As noted above, the Company is maintaining its incurred loss model for calculating the allowance for loan losses.  The year-over-year increase in the provision for loan losses is due to qualitative adjustments made to reflect a downward economic trend in the first quarter 2020.  Those downward adjustments were offset in part by improvements in other credit quality factors such as charge-off history and underwriting practices.  While the impact of the health crisis is uncertain, we believe the existing allowance for loan losses is sufficient to absorb inherent losses based on a disciplined credit approach, experienced losses and methodology, and current review of the portfolio.

Non-Interest Income

Non-interest income in the first quarter 2020 increased 37% to $8.4 million from $6.2 million in the same quarter in 2019.  Trust income was $3.4 million in the first quarter 2020, up 22% from the same quarter of 2019 based on higher assets under management within an expanded footprint given the branch acquisition which closed in October 2019.  Customer service fees also increased significantly to $3.1 million compared to $2.2 million from the same quarter of 2019 due to transaction growth from a higher customer base.  Customer loan derivative income also contributed $588 thousand to non-interest income in the first quarter 2020 as demand for these products remains strong within the commercial loan pipeline.

Non-Interest Expense

Non-interest expense was $22.4 million in the first quarter 2020 compared to $18.6 million in the same quarter of 2019.  The increase is primarily due to higher salary and benefit and occupancy and equipment costs to support the Company’s expanded branch model and wealth management business.

Income Tax Expense

The first quarter effective tax rate decreased to 18.8% in 2020 compared with 19.0% in the same quarter of 2019, reflecting a higher level of tax-advantaged income.

Liquidity and Cash Flows

Liquidity is measured by the Company's ability to meet short-term cash needs at a reasonable cost or minimal loss. The Company seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer-initiated needs. Many factors affect the Company's ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

The Bank actively manages its liquidity position through target ratios established under its Asset-Liability Management Policy. Continual monitoring of these ratios, by using historical data and through forecasts under multiple rate and stress scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity. The Bank's policy is to maintain a liquidity position of at least 4% of total assets. A portion of the Bank's deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank's liquidity position tightens.

At March 31, 2020, same day available liquidity totaled approximately $1.2 billion, including cash, borrowing capacity at the Federal Home Loan Bank of Boston (“FHLB”) and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios. At March 31, 2020, the Company had unused borrowing capacity at the FHLB of $539.0 million, unused borrowing capacity at the Federal Reserve of $27.0 million and unused lines of credit totaling $51.0 million.

The Bank maintains a liquidity contingency plan approved by the Bank's Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company. Company management believes the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company's liquidity position.

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

The Company’s off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposit accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage-backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

●	A flat interest rate scenario in which current prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption;

●	A 200 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve-month horizon together with a dynamic balance sheet anticipated to be consistent with such interest rate changes;
●	Various non-parallel shifts in the yield curve, including changes in either short-term or long-term rates over a twelve-month horizon, together with a dynamic balance sheet anticipated to be consistent with such interest rate changes; and
●	An extension of the foregoing simulations to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, re-pricing opportunities driven by maturities, cash flow, and adjustable rate products will continue to change the balance sheet profile for each of the interest rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines.

As of March 31, 2020 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in years 1 and 2 were slightly asset sensitive.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-2.2% versus the base case) while deteriorating further from that level over the two-year horizon (-6.4% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve slightly over the one and two-year horizons (1.2% and 3.6%, respectively).

As compared to December 31, 2019, the year-one sensitivity in the down 100 basis points scenario was down slightly for the three months ended March 31, 2020 (-1.0% prior, versus -2.2% current). The year-two sensitivities in the down 100 basis points scenario changed going from -3.7% to -6.4%. In the year-one up 200 basis points scenario, results improved going from .7% to 1.2%. Year-two, up 200 basis points was flat (3.3% prior, versus 3.6% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A.          RISK FACTORS

The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic may adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the economy and to the lives of individuals.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have an adverse impact on us in a number of ways related to credit quality, collateral values, customer demand, funding, operations, interest rate risk, and human capital.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2020:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs(1)
January 1-31, 2020	—	$—	—	776,000
February 1-29, 2020	—	—	—	776,000
March 1-31, 2020	—	—	—	781,000
Total	—	$—	—	781,000
(1)	On March 12, 2019 and March 12, 2020 the Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 776,000 and 781,000 shares, respectively. The current stock repurchase plan expires on March 20, 2021.

ITEM 6.           EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 8, 2020	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: May 8, 2020	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer