Form 10-Q
period 2020-06-30
BAR HARBOR BANKSHARES
filed 2020-08-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

The Registrant had 15,084,031 shares of common stock, par value $2.00 per share, outstanding as of July 31, 2020.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

FORM 10-Q

Bar Harbor Bankshares conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the Bank and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this report to “the Company” "our company, "our," "us,"  and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission, including but not limited to those discussed in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A. of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Because of these and other uncertainties, the Company’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$52,776	$37,261
Interest-bearing deposit with the Federal Reserve Bank	17,897	19,649
Total cash and cash equivalents	70,673	56,910

Securities:
Securities available for sale, at fair value	641,574	663,230
Federal Home Loan Bank stock	20,265	20,679
Total securities	661,839	683,909

Loans:
Commercial real estate	982,070	930,661
Commercial and industrial	539,442	423,291
Residential real estate	1,083,708	1,151,857
Consumer	124,197	135,283
Total loans	2,729,417	2,641,092
Less: Allowance for loan losses	(16,509)	(15,353)
Net loans	2,712,908	2,625,739

Premises and equipment, net	50,464	51,205
Other real estate owned	2,318	2,236
Goodwill	119,477	118,649
Other intangible assets	8,155	8,641
Cash surrender value of bank-owned life insurance	76,896	75,863
Deferred tax assets, net	2,451	3,865
Other assets	75,084	42,111
Total assets	$3,780,265	$3,669,128

Liabilities
Deposits:
Demand	$504,325	$414,534
NOW	642,908	575,809
Savings	466,668	388,683
Money market	402,835	384,090
Time	678,126	932,635
Total deposits	2,694,862	2,695,751

Borrowings:
Senior	546,863	471,396
Subordinated	59,879	59,920
Total borrowings	606,742	531,316

Other liabilities	74,487	45,654
Total liabilities	3,376,091	3,272,721

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)	June 30, 2020	December 31, 2019
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at June 30, 2020 and December 31, 2019	32,857	32,857
Additional paid-in capital	189,526	188,536
Retained earnings	185,163	175,780
Accumulated other comprehensive income	8,521	3,911
Less: 1,214,440 and 870,257 shares of treasury stock at June 30, 2020 and December 31, 2019, respectively	(11,893)	(4,677)
Total shareholders’ equity	404,174	396,407
Total liabilities and shareholders’ equity	$3,780,265	$3,669,128

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share data)	2020	2019	2020	2019
Interest and dividend income
Loans	$26,493	$27,660	$54,480	$54,524
Securities and other	4,942	6,125	10,449	12,488
Total interest and dividend income	31,435	33,785	64,929	67,012
Interest expense
Deposits	4,548	6,886	10,568	13,193
Borrowings	2,297	5,403	5,208	10,558
Total interest expense	6,845	12,289	15,776	23,751
Net interest income	24,590	21,496	49,153	43,261
Provision for loan losses	1,354	562	2,465	886
Net interest income after provision for loan losses	23,236	20,934	46,688	42,375

Non-interest income
Trust and investment management fee income	3,159	3,066	6,528	5,823
Customer service fees	2,439	2,618	5,551	4,783
Gain on sales of securities, net	1,351	—	1,486	—
Mortgage banking income	1,124	420	1,581	642
Bank-owned life insurance income	496	519	1,033	1,061
Customer derivative income	513	696	1,101	725
Other income	628	134	851	586
Total non-interest income	9,710	7,453	18,131	13,620

Non-interest expense
Salaries and employee benefits	11,909	11,685	23,793	22,204
Occupancy and equipment	3,860	3,300	8,280	6,686
(Gain) loss on premises and equipment, net	(2)	21	90	21
Outside services	442	443	976	854
Professional services	337	570	1,009	1,114
Communication	194	283	483	518
Marketing	282	511	670	806
Amortization of intangible assets	256	207	512	414
Loss on debt extinguishment	1,351	—	1,351	—
Acquisition, restructuring and other expenses	158	280	261	280
Other expenses	3,479	3,606	7,200	6,633
Total non-interest expense	22,266	20,906	44,625	39,530

Income before income taxes	10,680	7,481	20,194	16,465
Income tax expense	2,199	1,364	3,992	3,067
Net income	$8,481	$6,117	$16,202	$13,398

Earnings per share:
Basic	$0.55	$0.39	$1.05	$0.86
Diluted	$0.55	$0.39	$1.04	$0.86

Weighted average common shares outstanding:
Basic	15,424	15,538	15,500	15,531
Diluted	15,441	15,586	15,523	15,582

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income	$8,481	$6,117	$16,202	$13,398
Other comprehensive income, before tax:
Changes in unrealized gain on securities available for sale	2,421	9,646	7,662	18,546
Changes in unrealized loss on hedging derivatives	626	(1,157)	(1,639)	(2,002)
Changes in unrealized loss on pension	—	—	—	—
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available for sale	(569)	(2,255)	(1,709)	(4,334)
Changes in unrealized loss on hedging derivatives	(147)	271	296	469
Changes in unrealized loss on pension	—	—	—	—
Total other comprehensive income	2,331	6,505	4,610	12,679
Total comprehensive income	$10,812	$12,622	$20,812	$26,077

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579

Net income	—	—	7,281	—	—	7,281
Other comprehensive income	—	—	—	6,174	—	6,174
Cash dividends declared ($0.20 per share)	—	—	(3,105)	—	—	(3,105)
Net issuance (441 shares) to employee stock plans, including related tax effects	—	(173)	—	—	4	(169)
Recognition of stock based compensation	—	263	—	—	—	263
Balance at March 31, 2019	32,857	187,743	170,702	(5,628)	(4,651)	381,023

Net income	—	—	6,117	—	—	6,117
Other comprehensive income	—	—	—	6,505	—	6,505
Cash dividends declared ($0.22 per share)	—	—	(3,419)	—	—	(3,419)
Treasury stock purchased (8,010 shares)	—	—	—	—	(210)	(210)
Net issuance (20,678 shares) to employee stock plans, including related tax effects	—	104	—	—	145	249
Recognition of stock based compensation	—	297	—	—	—	297
Balance at June 30, 2019	$32,857	$188,144	$173,400	$877	$(4,716)	$390,562

Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,911	$(4,677)	$396,407

Net income	—	—	7,721	—	—	7,721
Other comprehensive income	—	—	—	2,279	—	2,279
Cash dividends declared ($0.22 per share)	—	—	(3,429)	—	—	(3,429)
Treasury stock purchased (6,069 shares)	—	—	—	—	(130)	(130)
Net issuance (27,786 shares) to employee stock plans, including related tax effects	—	660	—	—	129	789
Recognition of stock based compensation	—	118	—	—	—	118
Balance at March 31, 2020	32,857	189,314	180,072	6,190	(4,678)	403,755

Net income	—	—	8,481	—	—	8,481
Other comprehensive income	—	—	—	2,331	—	2,331
Cash dividends declared ($0.22 per share)	—	—	(3,390)	—	—	(3,390)
Common stock purchased (399,622 shares)	—	—	—	—	(7,337)	(7,337)
Net issuance (30,987 shares) to employee stock plans, including related tax effects	—	(254)	—	—	122	(132)
Recognition of stock based compensation	—	466	—	—	—	466
Balance at June 30, 2020	$32,857	$189,526	$185,163	$8,521	$(11,893)	$404,174

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$16,202	$13,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,465	886
Net amortization of securities	1,603	1,735
Change in unamortized net loan costs and premiums	3,449	(190)
Premises and equipment depreciation	2,380	1,905
Stock-based compensation expense	584	560
Accretion of purchase accounting entries, net	(1,742)	(1,017)
Amortization of other intangibles	512	414
Income from cash surrender value of bank-owned life insurance policies	(1,033)	(1,061)
Gain on sales of securities, net	(1,486)	—
Loss on other real estate owned	82	—
Loss on premises and equipment, net	90	21
Net change in other assets and liabilities	(5,787)	(3,052)
Net cash provided by operating activities	17,319	13,599

Cash flows from investing activities:
Proceeds from sales of securities available for sale	87,521	—
Proceeds from maturities, calls and prepayments of securities available for sale	63,096	50,546
Purchases of securities available for sale	(120,405)	(56,831)
Net change in loans	(91,857)	(86,745)
Purchase of FHLB stock	(4,044)	(9,720)
Proceeds from sale of FHLB stock	4,458	10,159
Purchase of premises and equipment, net	(2,221)	(3,352)
Acquisitions, net of cash acquired	(340)	—
Increase in right of use asset from new operating lease	(578)	—
Net cash used in investing activities	(64,370)	(95,943)

Cash flows from financing activities:
Net decrease in deposits	(420)	(1,448)
Net change in short-term senior borrowings	(119,774)	(62,510)
Proceeds from long-term senior borrowings	273,436	114,062
Repayments of long-term senior borrowings	(67,188)	—
Net change in short-term other borrowings	(10,986)	—
Increase in lease liability from new operating lease	(625)	—
Exercise of stock options	657	80
Purchase of treasury and common stock	(7,467)	(210)
Cash dividends paid on common stock	(6,819)	(6,524)
Net cash provided by financing activities	60,814	43,450

Net change in cash and cash equivalents	13,763	(38,894)
Cash and cash equivalents at beginning of year	56,910	98,754
Cash and cash equivalents at end of year	$70,673	$59,860

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30,
(in thousands)	2020	2019
Supplemental cash flow information:
Interest paid	$16,275	$22,577
Income taxes paid, net	3,112	1,685

Acquisition of non-cash assets and liabilities:
Assets acquired	1,171	—
Liabilities acquired	(343)	—

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

Summary of Significant Accounting Policies

The disclosures below supplement the accounting policies previously disclosed in NOTE 1 – Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that may otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.
●	Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. A multifamily borrower with a federally backed multifamily mortgage loan that was current as of February 1, 2020, and is experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.
●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.
●	Nonaccrual Status and Risk Rating - For short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as having a classified risk rating.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates ("ASU") that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2020
ASU 2017-04, Simplifying the Test for Goodwill Impairment

This ASU amends Topic 350, Intangibles-Goodwill and Other, and eliminates Step 2 from the goodwill impairment test. The Company still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary

January 1, 2020 Early adoption is permitted.

The Company has adopted ASU 2017-04 effective January 1, 2020, as required, and the ASU did not have a material impact on its financial statements. Goodwill testing is normally scheduled to be completed during the fourth quarter, but was evaluated quarterly in 2020 in light of the economic impacts of COVID-19. The Company recognized no impairments to goodwill in the second quarter of 2020. See management’s discussion and analysis for further details.

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

		January 1, 2020 Early adoption is permitted.	The Company has adopted ASU 2018-13, as of January 1, 2020, as required, and the ASU did not have a material impact to the disclosures as a result of the adoption.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted
ASU 2016-13, Measurement of Credit Losses on Financial Instruments ASU 2018‑19, Codification Improvements to ASU 2016-13

This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach ("CECL") for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and certain off-balance sheet exposures. Additional quantitative and qualitative disclosures are required upon adoption.

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

January 1, 2020

Adoption of this ASU is expected to primarily change how the Company estimates credit losses with the application of the expected credit loss model. The Company will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company's CECL implementation efforts in the second quarter focused on model validation, continueing to develop new disclosures and establish formal policies and procedures and other governance and control documentation. Certain elements of the calculation were finalized in the second quarter, including refinement of the model assumptions, the qualitative framework, internal control design, model validation, and the operational control framework to support the new process. Furthermore, changes to the economic forecasts within the model could positively or negatively impact the actual results.

The ASU was originally effective for the Company beginning in the first quarter of 2020; however, the CARES Act issued in 2020 provided an option to delay the implementation of CECL until the earlier of when the national emergency associated with COVID-19 virus terminates or December 31, 2020. The Company elected to delay the adoption. Had CECL been adopted as of January 1, 2020, the Company estimates that the allowance for credit losses would have increased $5.0 to $10.0 million over the balance reported as of December 31, 2019.

ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans.	January 1, 2021 Early adoption is permitted.	Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted (continued)
ASU 2020-04 Facilitation of the Effects of Reference Rate Reform, Topic 848

This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). For instance, companies can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. A company that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Companies, can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, companies can (3) make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform.

May be elected through December 31, 2022.

The Company is currently evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued and determining which elections need to be made.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2020
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$258,169	$9,701	$(426)	$267,444
US Government agency	94,894	3,845	(84)	98,655
Private label	20,200	41	(874)	19,367
Obligations of states and political subdivisions thereof	153,802	5,514	(29)	159,287
Corporate bonds	98,248	1,141	(2,568)	96,821
Total securities available for sale	$625,313	$20,242	$(3,981)	$641,574

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$319,064	$4,985	$(2,080)	$321,969
US Government agency	98,568	1,640	(547)	99,661
Private label	20,212	68	(747)	19,533
Obligations of states and political subdivisions thereof	139,240	3,034	(268)	142,006
Corporate bonds	78,804	1,478	(221)	80,061
Total securities available for sale	$655,888	$11,205	$(3,863)	$663,230

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at June 30, 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$—	$—
Over 1 year to 5 years	26,069	26,368
Over 5 years to 10 years	70,676	69,548
Over 10 years	155,305	160,192
Total bonds and obligations	252,050	256,108
Mortgage-backed securities	373,263	385,466
Total securities available for sale	$625,313	$641,574

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Gross gains on sales of available for sale securities	$1,362	$—	$1,508	$—
Gross losses on sales of available for sale securities	(11)	—	(22)	—
Net gains on sale of available for sale securities	$1,351	$—	$1,486	$—

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2020
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$187	$39,157	$239	$4,047	$426	$43,204
US Government agency	57	5,177	27	1,674	84	6,851
Private label	3	112	871	19,133	874	19,245
Obligations of states and political subdivisions thereof	29	11,564	—	—	29	11,564
Corporate bonds	2,332	45,854	236	4,765	2,568	50,619
Total securities available for sale	$2,608	$101,864	$1,373	$29,619	$3,981	$131,483

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$1,074	$43,429	$1,006	$49,712	$2,080	$93,141
US Government agency	432	19,717	115	9,120	547	28,837
Private label	380	9,843	367	9,411	747	19,254
Obligations of states and political subdivisions thereof	137	29,355	131	1,682	268	31,037
Corporate bonds	142	9,888	79	12,276	221	22,164
Total securities available for sale	$2,165	$112,232	$1,698	$82,201	$3,863	$194,433

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For the three and six months ended June 30, 2020 and 2019 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

The following table presents the changes in estimated credit losses recognized by the Company for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Estimated credit losses as of prior year-end	$1,697	$1,697	$1,697	$1,697
Reductions for securities paid off during the period	—	—	—	—
Estimated credit losses at end of the period	$1,697	$1,697	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not OTTI at June 30, 2020:

US Government-sponsored enterprises

42 out of the total 618 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 0.98% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

12 out of the total 170 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.21% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

11 of the total 18 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 4.34% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

3 of the total 190 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.25% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

16 out of the total 33 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 4.89% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from other institutions. The following is a summary of total loans:

	June 30, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$60,096	$2,377	$62,473	$31,387	$2,903	$34,290
Other commercial real estate	722,949	196,648	919,597	666,051	230,320	896,371
Total commercial real estate	783,045	199,025	982,070	697,438	233,223	930,661

Commercial and industrial:
Commercial	384,390	69,949	454,339	239,692	59,072	298,764
Agricultural	18,026	159	18,185	20,018	206	20,224
Tax exempt	40,593	26,325	66,918	66,860	37,443	104,303
Total commercial and industrial	443,009	96,433	539,442	326,570	96,721	423,291

Total commercial loans	1,226,054	295,458	1,521,512	1,024,008	329,944	1,353,952

Residential real estate:
Residential mortgages	725,450	358,258	1,083,708	740,687	411,170	1,151,857
Total residential real estate	725,450	358,258	1,083,708	740,687	411,170	1,151,857

Consumer:
Home equity	59,413	54,686	114,099	59,368	63,033	122,401
Other consumer	8,685	1,413	10,098	11,167	1,715	12,882
Total consumer	68,098	56,099	124,197	70,535	64,748	135,283

Total loans	$2,019,602	$709,815	$2,729,417	$1,835,230	$805,862	$2,641,092

The carrying amount of the acquired loans at June 30, 2020 totaled $709.8 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These purchased credit-impaired loans presently maintain a carrying value of $14.8 million (and total note balances of $18.7 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at the acquisition date had a carrying amount of $695.0 million as of June 30, 2020.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended June 30,
(in thousands)	2020	2019
Balance at beginning of period	$6,839	$4,150
Reclassification from nonaccretable difference for loans with improved cash flows	370	402
Accretion	(982)	(357)
Balance at end of period	$6,227	$4,195

	Six Months Ended June 30,
(in thousands)	2020	2019
Balance at beginning of period	$7,367	$4,377
Reclassification from nonaccretable difference for loans with improved cash flows	424	624
Accretion	(1,564)	(806)
Balance at end of period	$6,227	$4,195

The following is a summary of past due loans at June 30, 2020 and December 31, 2019:

Business Activities Loans

			90 Days or				Past Due >
	30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
June 30, 2020
Commercial real estate:
Construction and land development	$—	$—	$267	$267	$59,829	$60,096	$—
Other commercial real estate	1,450	23	720	2,193	720,756	722,949	—
Total commercial real estate	1,450	23	987	2,460	780,585	783,045	—

Commercial and industrial:
Commercial	152	295	646	1,093	383,297	384,390	49
Agricultural	20	—	158	178	17,848	18,026	16
Tax exempt	—	—	—	—	40,593	40,593	—
Total commercial and industrial	172	295	804	1,271	441,738	443,009	65

Total commercial loans	1,622	318	1,791	3,731	1,222,323	1,226,054	65

Residential real estate:
Residential mortgages	320	1,820	1,950	4,090	721,360	725,450	270
Total residential real estate	320	1,820	1,950	4,090	721,360	725,450	270

Consumer:
Home equity	40	153	384	577	58,836	59,413	—
Other consumer	5	—	2	7	8,678	8,685	—
Total consumer	45	153	386	584	67,514	68,098	—

Total loans	$1,987	$2,291	$4,127	$8,405	$2,011,197	$2,019,602	$335

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
June 30, 2020
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$269	$2,377	$—
Other commercial real estate	113	1,495	960	2,568	6,993	196,648	298
Total commercial real estate	113	1,495	960	2,568	7,262	199,025	298

Commercial and industrial:
Commercial	48	97	409	554	1,821	69,949	387
Agricultural	—	—	—	—	159	159	—
Tax exempt	—	—	—	—	—	26,325	—
Total commercial and industrial	48	97	409	554	1,980	96,433	387

Total commercial loans	161	1,592	1,369	3,122	9,242	295,458	685

Residential real estate:
Residential mortgages	433	530	1,033	1,996	4,715	358,258	60
Total residential real estate	433	530	1,033	1,996	4,715	358,258	60

Consumer:
Home equity	273	369	285	927	766	54,686	25
Other consumer	—	—	—	—	47	1,413	—
Total consumer	273	369	285	927	813	56,099	25

Total loans	$867	$2,491	$2,687	$6,045	$14,770	$709,815	$770

Business Activities Loans

	`			90 Days or				Past Due >
		30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)		Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development		$205	$53	$—	$258	$31,129	$31,387	$—
Other commercial real estate		40	1,534	1,810	3,384	662,667	666,051	—
Total commercial real estate		245	1,587	1,810	3,642	693,796	697,438	—

Commercial and industrial:
Commercial		452	50	894	1,396	238,296	239,692	—
Agricultural		62	34	96	192	19,826	20,018	—
Tax exempt		—	—	—	—	66,860	66,860	—
Total commercial and industrial		514	84	990	1,588	324,982	326,570	—

Total commercial loans		759	1,671	2,800	5,230	1,018,778	1,024,008	—

Residential real estate:
Residential mortgages		7,293	1,243	668	9,204	731,483	740,687	—
Total residential real estate		7,293	1,243	668	9,204	731,483	740,687	—

Consumer:
Home equity		597	43	429	1,069	58,299	59,368	50
Other consumer		36	12	—	48	11,119	11,167	—
Total consumer		633	55	429	1,117	69,418	70,535	50

Total loans		$8,685	$2,969	$3,897	$15,551	$1,819,679	$1,835,230	$50

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$—	$12	$—	$12	$384	$2,903	$—
Other commercial real estate	2,029	245	231	2,505	8,289	230,320	—
Total commercial real estate	2,029	257	231	2,517	8,673	233,223	—

Commercial and industrial:
Commercial	440	335	140	915	2,723	59,072	—
Agricultural	—	—	—	—	173	206	—
Tax exempt	—	—	—	—	36	37,443	—
Total commercial and industrial	440	335	140	915	2,932	96,721	—

Total commercial loans	2,469	592	371	3,432	11,605	329,944	—

Residential real estate:
Residential mortgages	3,185	864	1,015	5,064	5,591	411,170	—
Total residential real estate	3,185	864	1,015	5,064	5,591	411,170	—

Consumer:
Home equity	208	548	217	973	1,291	63,033	217
Other consumer	2	9	—	11	66	1,715	—
Total consumer	210	557	217	984	1,357	64,748	217

Total loans	$5,864	$2,013	$1,603	$9,480	$18,553	$805,862	$217

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$267	$—	$267	$258	$—	$258
Other commercial real estate	1,487	2,227	3,714	2,888	343	3,231
Total commercial real estate	1,754	2,227	3,981	3,146	343	3,489

Commercial and industrial:
Commercial	803	459	1,262	932	626	1,558
Agricultural	528	—	528	278	—	278
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,331	459	1,790	1,210	626	1,836

Total commercial loans	3,085	2,686	5,771	4,356	969	5,325

Residential real estate:
Residential mortgages	4,041	3,153	7,194	3,362	1,973	5,335
Total residential real estate	4,041	3,153	7,194	3,362	1,973	5,335

Consumer:
Home equity	618	388	1,006	615	254	869
Other consumer	17	—	17	21	—	21
Total consumer	635	388	1,023	636	254	890

Total loans	$7,761	$6,227	$13,988	$8,354	$3,196	$11,550

Loans evaluated for impairment as of June 30, 2020 and December 31, 2019 are, as follows:

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
June 30, 2020
Balance at end of period
Individually evaluated for impairment	$2,482	$1,049	$2,396	$13	$5,940
Collectively evaluated	780,563	441,960	723,054	68,085	2,013,662
Total	$783,045	$443,009	$725,450	$68,098	$2,019,602

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
June 30, 2020
Balance at end of period
Individually evaluated for impairment	$2,402	$356	$925	$—	$3,683
Purchased credit impaired	7,262	1,980	4,715	813	14,770
Collectively evaluated	189,361	94,097	352,618	55,286	691,362
Total	$199,025	$96,433	$358,258	$56,099	$709,815

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$3,964	$1,353	$2,620	$13	$7,950
Collectively evaluated	693,474	325,217	738,067	70,522	1,827,280
Total	$697,438	$326,570	$740,687	$70,535	$1,835,230

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$258	$385	$1,032	$—	$1,675
Purchased credit impaired	8,673	2,932	5,591	1,357	18,553
Collectively evaluated	224,292	93,404	404,547	63,391	785,634
Total	$233,223	$96,721	$411,170	$64,748	$805,862

The following is a summary of impaired loans at June 30, 2020 and December 31, 2019:

Business Activities Loans

	June 30, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,344	1,449	—
Commercial	625	714	—
Agricultural	290	428	—
Tax exempt loans	—	—	—
Residential real estate	1,875	2,036	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	267	265	213
Other commercial real estate	871	924	474
Commercial	134	134	18
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	521	587	60
Home equity	13	13	1
Other consumer	—	—	—

Total
Commercial real estate	2,482	2,638	687
Commercial and industrial	1,049	1,276	18
Residential real estate	2,396	2,623	60
Consumer	13	13	1
Total impaired loans	$5,940	$6,550	$766

Acquired Loans

	June 30, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,518	1,525	—
Commercial	284	373	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	401	590	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	884	907	365
Commercial	72	74	9
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	524	707	67
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	2,402	2,432	365
Commercial and industrial	356	447	9
Residential real estate	925	1,297	67
Consumer	—	—	—
Total impaired loans	$3,683	$4,176	$441

Business Activities Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,911	1,957	—
Commercial	710	773	—
Agricultural	361	261	—
Tax exempt loans	—	—	—
Residential real estate	2,067	2,227	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	258	258	205
Other commercial real estate	1,795	1,940	1,026
Commercial	282	289	164
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	553	590	57
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	3,964	4,155	1,231
Commercial and industrial	1,353	1,423	164
Residential real estate	2,620	2,817	57
Consumer	13	13	—
Total impaired loans	$7,950	$8,408	$1,452

Acquired Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	90	90	—
Commercial	385	481	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	678	938	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	168	168	12
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	354	376	49
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	258	258	12
Commercial and industrial	385	481	—
Residential real estate	1,032	1,314	49
Consumer	—	—	—
Total impaired loans	$1,675	$2,053	$61

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019:

Business Activities Loans

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,347	3	7,499	20
Commercial	652	1	940	2
Agricultural	382	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	1,875	4	2,104	16
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	265	—	1	—
Other commercial real estate	871	—	1,396	—
Commercial	134	—	412	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	546	—	572	3
Home equity	13	—	13	—
Other consumer	—	—	—	—

Total
Commercial real estate	2,483	3	8,896	20
Commercial and industrial	1,168	1	1,352	2
Residential real estate	2,421	4	2,676	19
Consumer	13	—	13	—
Total impaired loans	$6,085	$8	$12,937	$41

Business Activities Loans

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,286	6	7,219	46
Commercial	657	2	931	4
Agricultural	406	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	1,880	16	2,113	31
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	264	—	3	—
Other commercial real estate	874	—	1,497	—
Commercial	134	—	417	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	547	2	534	5
Home equity	13	—	13	—
Other consumer	—	—	—	—

Total
Commercial real estate	2,424	6	8,719	46
Commercial and industrial	1,197	2	1,348	4
Residential real estate	2,427	18	2,647	36
Consumer	13	—	13	—
Total impaired loans	$6,061	$26	$12,727	$86

Acquired Loans

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,527	—	187	—
Commercial	295	—	412	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	446	—	426	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	—	—	—	—
Other commercial real estate	906	3	71	—
Commercial	75	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	596	—	363	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	2,433	3	258	—
Commercial and industrial	370	—	412	—
Residential real estate	1,042	—	789	—
Consumer	—	—	—	—
Total impaired loans	$3,845	$3	$1,459	$—

Acquired Loans

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	763	—	157	—
Commercial	345	—	446	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	456	—	431	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	—	—	—	—
Other commercial real estate	663	3	36	—
Commercial	80	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	601	—	365	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	1,426	3	193	—
Commercial and industrial	425	—	446	—
Residential real estate	1,057	—	796	—
Consumer	—	—	—	—
Total impaired loans	$2,908	$3	$1,435	$—

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

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2020 and 2019, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. There were no modifactions qualifying as TDR’s for the three months ended June 30, 2020.

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2020 and 2019, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. There were no modifications qualifying as TDR’s for the three months ended June 30, 2020.

	Three Months Ended June 30, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands, except modifications)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	2	186	177
Commercial	1	12	12
Residential mortgages	2	152	116
Total	5	$350	$305

	Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands, except modifications)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	1	$54	$252
Other commercial	3	41	196
Home equity	1	26	25
Other consumer	1	9	9
Total	6	$130	$482

	Six Months Ended June 30, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands, except modifications)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	5	$299	$290
Other commercial	3	43	43
Residential mortgages	8	682	644
Total	16	$1,024	$977

The following tables summarize the types of loan concessions made for the periods presented:

	Three Months Ended June 30,
	2020		2019
		Post-Modification		Post-Modification
		Outstanding		Outstanding
	Number of	Recorded	Number of	Recorded
(in thousands, except modifications)	Modifications	Investment	Modifications	Investment
Troubled Debt Restructurings
Interest only payments and maturity concession	—	$—	1	$70
Forbearance and interest only payments	—	—	2	131
Forbearance and maturity concession	—	—	1	46
Other	—	—	1	58
Total	—	$—	5	$305

	Six Months Ended June 30,
	2020		2019
		Post-Modification		Post-Modification
		Outstanding		outstanding
	Number of	Recorded	Number of	Recorded
(in thousands, except modifications)	Modifications	Investment	Modifications	Investment
Troubled Debt Restructurings
Interest rate and maturity concession	—	$—	—	$—
Interest only payments and maturity concession	—	—	2	75
Interest rate, forbearance and maturity concession	4	448	—	—
Amortization and maturity concession	—	—	4	275
Forbearance	—	—	1	77
Forbearance and interest only payments	1	25	4	243
Forbearance and maturity concession	—	—	4	249
Maturity concession	1	9	—	—
Other	—	—	1	58
Total	6	$482	16	$977

For the three and six months ended June 30, 2020, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

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

Foreclosure

As of June 30, 2020 and December 31, 2019, the Company maintained bank-owned residential real estate with a fair value of $2.3 million. Additionally, residential mortgage loans collateralized by real estate that are in the process of foreclosure as of June 30, 2020 and December 31, 2019 totaled $537 thousand and $810 thousand, respectively.

Mortgage Banking

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Servicing rights activity during the three and six months ended June 30, 2020 and 2019, included in other assets, was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of year	$2,939	$3,025	$3,001	$3,086
Acquired	—	—	—	—
Additions	164	51	253	107
Amortization	(192)	(135)	(343)	(252)
Balance at end of year	$2,911	$2,941	$2,911	$2,941

Total residential loans included held for sale loans of $23.0 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively.

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

Activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019 are, as follows:

Business Activities Loans	At or for the Three Months Ended June 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$7,661	$3,543	$3,513	$384	$15,101
Charged-off loans	—	(153)	(21)	(35)	(209)
Recoveries on charged-off loans	71	1	—	2	74
Provision (release) for loan losses	684	(150)	453	25	1,012
Balance at end of period	$8,416	$3,241	$3,945	$376	$15,978
Individually evaluated for impairment	687	18	60	1	766
Collectively evaluated	7,729	3,223	3,885	375	15,212
Total	$8,416	$3,241	$3,945	$376	$15,978

Business Activities Loans	At or for the Six Months Ended June 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$7,668	$3,608	$3,402	$379	$15,057
Charged-off loans	(771)	(304)	(21)	(185)	(1,281)
Recoveries on charged-off loans	78	1	—	2	81
Provision (release) for loan losses	1,441	(64)	564	180	2,121
Balance at end of period	$8,416	$3,241	$3,945	$376	$15,978
Individually evaluated for impairment	687	18	60	1	766
Collectively evaluated	7,729	3,223	3,885	375	15,212
Total	$8,416	$3,241	$3,945	$376	$15,978

Acquired Loans	At or for the Three Months Ended June 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$64	$3	$129	$—	$196
Charged-off loans	—	(3)	(3)	(5)	(11)
Recoveries on charged-off loans	—	—	4	—	4
Provision (release) for loan losses	337	12	(12)	5	342
Balance at end of period	$401	$12	$118	$—	$531
Individually evaluated for impairment	365	9	67	—	441
Collectively evaluated	36	3	51	—	90
Total	$401	$12	$118	$—	$531

Acquired Loans	At or for the Six Months Ended June 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$147	$6	$143	$—	$296
Charged-off loans	(101)	(33)	(11)	(6)	(151)
Recoveries on charged-off loans	18	9	11	4	42
Provision (release) for loan losses	337	30	(25)	2	344
Balance at end of period	$401	$12	$118	$—	$531
Individually evaluated for impairment	365	9	67	—	441
Collectively evaluated	36	3	51	—	90
Total	$401	$12	$118	$—	$531

Business Activities Loans	At or for the Three Months Ended June 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$6,575	$2,778	$3,953	$396	$13,702
Charged-off loans	—	(13)	—	(22)	(35)
Recoveries on charged-off loans	114	1	—	2	117
Provision (release) for loan losses	517	(18)	(11)	18	506
Balance at end of period	$7,206	$2,748	$3,942	$394	$14,290
Individually evaluated for impairment	449	39	75	1	564
Collectively evaluated	6,757	2,709	3,867	393	13,726
Total	$7,206	$2,748	$3,942	$394	$14,290

Business Activities Loans	At or for the Six Months Ended June 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(57)	(13)	—	(75)	(145)
Recoveries on charged-off loans	130	1	18	6	155
Provision (release) for loan losses	322	380	(58)	55	699
Balance at end of period	$7,206	$2,748	$3,942	$394	$14,290
Individually evaluated for impairment	449	39	75	1	564
Collectively evaluated	6,757	2,709	3,867	393	13,726
Total	$7,206	$2,748	$3,942	$394	$14,290

Acquired Loans	At or for the Three Months Ended June 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$161	$29	$105	$—	$295
Charged-off loans	—	—	(65)	(4)	(69)
Recoveries on charged-off loans	—	—	—	—	—
Provision (release) for loan losses	(2)	(7)	61	4	56
Balance at end of period	$159	$22	$101	$—	$282
Individually evaluated for impairment	12	—	35	—	47
Collectively evaluated	147	22	66	—	235
Total	$159	$22	$101	$—	$282

Acquired Loans	At or for the Six Months Ended June 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(15)	(170)	(5)	(190)
Recoveries on charged-off loans	—	—	—	—	—
Provision (releases) for loan losses	(14)	2	194	5	187
Balance at end of period	$159	$22	$101	$—	$282
Individually evaluated for impairment	12	—	35	—	47
Collectively evaluated	147	22	66	—	235
Total	$159	$22	$101	$—	$282

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

The following tables present the Company’s loans by risk rating at June 30, 2020 and December 31, 2019:

Business Activities Loans

Commercial Real Estate

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Grade:
Pass	$59,829	$31,057	$699,720	$646,886	$759,549	$677,943
Special mention	—	—	9,011	5,483	9,011	5,483
Substandard	—	330	13,257	11,974	13,257	12,304
Doubtful	267	—	961	1,708	1,228	1,708
Total	$60,096	$31,387	$722,949	$666,051	$783,045	$697,438

Acquired Loans

Commercial Real Estate

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Grade:
Pass	$2,014	$2,412	$185,970	$218,491	$187,984	$220,903
Special mention	—	12	1,499	2,261	1,499	2,273
Substandard	363	479	7,617	9,400	7,980	9,879
Doubtful	—	—	1,562	168	1,562	168
Total	$2,377	$2,903	$196,648	$230,320	$199,025	$233,223

Business Activities Loans

Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Grade:
Pass	$366,761	$221,329	$17,138	$18,940	$40,593	$66,860	$424,492	$307,129
Special mention	3,544	2,744	219	298	—	—	3,763	3,042
Substandard	13,363	14,866	444	780	—	—	13,807	15,646
Doubtful	722	753	225	—	—	—	947	753
Total	$384,390	$239,692	$18,026	$20,018	$40,593	$66,860	$443,009	$326,570

Acquired Loans

Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Grade:
Pass	$67,501	$51,184	$23	$58	$26,325	$37,407	$93,849	$88,649
Special mention	831	5,432	—	—	—	—	831	5,432
Substandard	1,047	2,115	136	148	—	36	1,183	2,299
Doubtful	570	341	—	—	—	—	570	341
Total	$69,949	$59,072	$159	$206	$26,325	$37,443	$96,433	$96,721

Business Activities Loans

Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Performing	$721,409	$737,325	$58,795	$58,753	$8,668	$11,146	$788,872	$807,224
Nonperforming	4,041	3,362	618	615	17	21	4,676	3,998
Total	$725,450	$740,687	$59,413	$59,368	$8,685	$11,167	$793,548	$811,222

Acquired Loans

Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Performing	$353,736	$407,811	$54,101	$62,504	$1,413	$1,707	$409,250	$472,022
Nonperforming	4,522	3,359	585	529	—	8	5,107	3,896
Total	$358,258	$411,170	$54,686	$63,033	$1,413	$1,715	$414,357	$475,918

The following table summarizes total classified and criticized loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Business			Business
(in thousands)	Activities Loans	Acquired Loans	Total	Activities Loans	Acquired Loans	Total
Non-accrual	$7,761	$6,227	$13,988	$8,354	$3,196	$11,550
Substandard accruing	26,154	10,175	36,329	26,055	13,387	39,442
Total classified	33,915	16,402	50,317	34,409	16,583	50,992
Special mention	12,774	2,330	15,104	8,525	7,705	16,230
Total Criticized	$46,689	$18,732	$65,421	$42,934	$24,288	$67,222

NOTE 5.               BORROWED FUNDS

Borrowed funds at June 30, 2020 and December 31, 2019 are summarized, as follows:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$194,169	0.84%	$303,286	1.83%
Other borrowings	33,846	0.68	44,832	0.99
Total short-term borrowings	228,015	0.75	348,118	1.73
Long-term borrowings
Advances from the FHLB	187,612	1.73	123,278	1.93
Advances from the FRB PPPLF	131,236	0.34	—	—
Subordinated borrowings	59,879	4.54	59,920	5.53
Total long-term borrowings	378,727	2.58	183,198	2.87
Total	$606,742	1.66%	$531,316	2.11%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2020 and December 31, 2019.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At June 30, 2020, the Company’s available secured line of credit at the FRB was $82.4 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no outstanding advances with the FRB for the periods ended June 30, 2020 and December 31, 2019.

In the second quarter 2020, the FRB provided a Paycheck Protection Program Lending Facility (“PPPLF”) that the Company used to fund most of its PPP loans totaling $131.2 million as of June 30, 2020.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of June 30, 2020 and December 31, 2019. There was no outstanding balance on the line of credit as of June 30, 2020 and December 31, 2019.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at June 30, 2020 and December 31, 2019 include no callable advances and $312 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2020 is, as follows:

	June 30, 2020
		Weighted Average
(in thousands, except rates)	Carrying Value	Rate
Fixed rate advances maturing:
2020	$158,500	0.65%
2021	40,669	1.67
2022	75,000	1.87
2023	80,000	1.77
2024	7,300	1.16
2025 and thereafter	20,312	1.23
Total FHLB advances	$381,781	1.27%

On November 26, 2019, the Company executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.625% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. Netted with subordinated borrowings is amortized subordinated debt issuance costs of $741 thousand as of June 30, 2020.

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

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2020	December 31, 2019
Time less than $100,000	$378,100	$600,747
Time $100,000 through $250,000	182,727	225,505
Time $250,000 or more	117,299	106,383
Total time deposits	$678,126	$932,635

At June 30, 2020 and December 31, 2019, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2020	December 31, 2019
Within 1 year	$475,130	$555,074
Over 1 year to 2 years	131,479	287,934
Over 2 years to 3 years	34,812	51,444
Over 3 years to 4 years	27,096	31,262
Over 4 years to 5 years	9,057	6,883
Over 5 years	552	38
Total	$678,126	$932,635

Included in time deposits are brokered deposits of $201.2 million and $526.9 million at June 30, 2020 and December 31, 2019, respectively. Also included in time deposits are reciprocal deposits of $95.0 million and $64.1 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

		Regulatory		Regulatory
	June 30,	Minimum to be	December 31,	Minimum to be
	2020	"Well-Capitalized"	2019	"Well-Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	13.41%	10.50%	13.61%	10.50%
Common equity tier 1 capital to risk-weighted assets	10.41	7.00	10.57	7.00
Tier 1 capital to risk-weighted assets	11.21	8.50	11.39	8.50
Tier 1 capital to average assets	8.11	5.00	8.13	5.00

Bank
Total capital to risk-weighted assets	12.85%	10.50%	12.42%	10.50%
Common equity tier 1 capital to risk-weighted assets	12.19	7.00	11.79	7.00
Tier 1 capital to risk-weighted assets	12.19	8.50	11.79	8.50
Tier 1 capital to average assets	8.82	5.00	8.39	5.00

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

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income is, as follows:

(in thousands)	June 30, 2020	December 31, 2019
Other accumulated comprehensive income, before tax:
Net unrealized gain on AFS securities	$14,913	$7,342
Net unrealized loss on hedging derivatives	(2,266)	(718)
Net unrealized loss on post-retirement plans	(1,512)	(1,512)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(3,501)	(1,793)
Net unrealized loss on hedging derivatives	532	237
Net unrealized loss on post-retirement plans	355	355
Accumulated other comprehensive income	$8,521	$3,911

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$3,772	$(891)	$2,881
Less: reclassification adjustment for gains (losses) realized in net income	1,351	(322)	1,029
Net unrealized gain on AFS securities	2,421	(569)	1,852

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	626	(147)	479
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	626	(147)	479

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$3,047	$(716)	$2,331

Three Months Ended June 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,646	$(2,255)	$7,391
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	9,646	(2,255)	7,391

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(1,157)	271	(886)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,157)	271	(886)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$8,489	$(1,984)	$6,505

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,148	$(2,064)	$7,084
Less: reclassification adjustment for gains (losses) realized in net income	1,486	(355)	1,131
Net unrealized gain on AFS securities	7,662	(1,709)	5,953

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(1,639)	296	(1,343)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(1,639)	296	(1,343)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$6,023	$(1,413)	$4,610

Six Months Ended June 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$18,546	$(4,334)	$14,212
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on AFS securities	18,546	(4,334)	14,212

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(2,002)	469	(1,533)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(2,002)	469	(1,533)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$16,544	$(3,865)	$12,679

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and six months ended June 30, 2020 and 2019:

	Net unrealized	Net loss on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended June 30, 2020
Balance at beginning of period	$9,560	$(2,213)	$(1,157)	$6,190
Other comprehensive gain (loss) before reclassifications	2,881	479	—	3,360
Less: amounts reclassified from accumulated other comprehensive income	1,029	—	—	1,029
Total other comprehensive income (loss)	1,852	479	—	2,331
Balance at end of period	$11,412	$(1,734)	$(1,157)	$8,521

Three Months Ended June 30, 2019
Balance at beginning of period	$(1,844)	$(2,896)	$(888)	$(5,628)
Other comprehensive gain (loss) before reclassifications	7,391	(886)	—	6,505
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	7,391	(886)	—	6,505
Balance at end of period	$5,547	$(3,782)	$(888)	$877

Six Months Ended June 30, 2020
Balance at beginning of period	$5,459	$(391)	$(1,157)	$3,911
Other comprehensive gain (loss) before reclassifications	7,084	(1,343)	—	5,741
Less: amounts reclassified from accumulated other comprehensive income	1,131	—	—	1,131
Total other comprehensive income (loss)	5,953	(1,343)	—	4,610
Balance at end of period	$11,412	$(1,734)	$(1,157)	$8,521

Six Months Ended June 30, 2019
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive gain (loss) before reclassifications	14,212	(1,533)	—	12,679
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	14,212	(1,533)	—	12,679
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	—	—	—	—
Balance at end of period	$5,547	$(3,782)	$(888)	$877

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2020	2019	2020	2019	Net Income is Presented
Net realized gains on AFS securities:
Before tax(1)	$1,351	$—	$1,486	$—	Non-interest income
Tax effect	(322)	—	(355)	—	Tax expense
Total reclassifications for the period	$1,029	$—	$1,131	$—	Net of tax
(1)	Net realized gains before tax include gross realized gains $1.4 million and realized losses of $11 thousand for the three months ended June 30, 2020 and gross realized gains of $1.5 million and realized losses of $22 thousand for the six months ended June 30, 2020.

..

NOTE 8.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2020	2019	2020	2019
Net income	$8,481	$6,117	$16,202	$13,398

Average number of basic common shares outstanding	15,423,997	15,538,282	15,500,033	15,530,893
Plus: dilutive effect of stock options and awards outstanding(1)	17,281	47,299	22,960	51,340
Average number of diluted common shares outstanding(1)	15,441,278	15,585,581	15,522,993	15,582,233

Earnings per share:
Basic	$0.55	$0.39	$1.05	$0.86
Diluted	$0.55	$0.39	$1.04	$0.86
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$125,000	4.5	$(7,308)	Other liabilities
Total cash flow hedges	125,000	4.5	(7,308)

Fair value hedges:
Interest rate swap on securities	37,190	9.3	3,694	Other liabilities
Total fair value hedges	37,190	9.3	3,694

Economic hedges:
Forward sale commitments	43,967	0.1	(126)	Other liabilities
Customer Loan Swaps-MNA Counterparty	159,215	7.7	(17,129)	Other liabilities
Customer Loan Swaps-RPA Counterparty	103,391	8.1	(11,624)	Other liabilities
Customer Loan Swaps-Customer	262,606	7.8	28,753	Other assets
Total economic hedges	569,179		(126)

Non-hedging derivatives:
Interest rate lock commitments	19,540	0.1	63	Other assets
Total non-hedging derivatives	19,540	0.1	63

Total	$750,909		$(3,677)

	December 31, 2019
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$100,000	4.6	$(1,311)	Other liabilities
Total cash flow hedges	100,000		(1,311)

Fair value hedges:
Interest rate swap on securities	37,190	9.6	593	Other liabilities
Total fair value hedges	37,190		593

Economic hedges:
Forward sale commitments	11,228	0.1	(84)	Other liabilities
Customer Loan Swaps-MNA Counterparty	135,598	7.5	(4,669)	(1)
Customer Loan Swaps-RPA Counterparty	69,505	8.8	(3,377)	(1)
Customer Loan Swaps-Customer	205,103	8.1	8,046	(1)
Total economic hedges	421,434		(84)

Non-hedging derivatives:
Interest rate lock commitments	21,748	0.1	59	Other assets
Total non-hedging derivatives	21,748		59

Total	$580,372		$(743)
(1)	Customer loan derivatives are subject to MNA or RPA arrangements with financial institution counterparties, thus assets and liabilities with the counterparty are netted for financial statement presentation.

As of June 30, 2020 and December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets (Liabilities)	Carrying Amount
June 30, 2020
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$42,232	$5,042

December 31, 2019
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$39,026	$523

Information about derivative assets and liabilities for June 30, 2020 and December 31, 2019, follows:

	Six Months Ended June 30, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income(1)	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$5,592	Other income	$—	Interest expense	$(216)
Total cash flow hedges	5,592		—		(216)

Fair value hedges:
Interest rate swap on securities	(3,858)	Interest income	—	Interest income	41
Total fair value hedges	(3,858)		—		41

Economic hedges:
Forward commitments	—	Other income	—	Other income	(43)
Total economic hedges	—		—		(43)

Non-hedging derivatives:
Interest rate lock commitments	—	Other Income	—	Other Income	4
Total non-hedging derivatives	—		—		4

Total	$1,734		$—		$(214)
(1)	As of June 30, 2020 the Company does not expect any reclassifications from accumulated other comprehensive income into earnings within the next 12 months.

	Years Ended December 31, 2019
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)		Amount of
	Recognized in		Reclassified	Location of	Gain (Loss)
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Recognized
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Acquisition, restructuring, and other expenses	$3,156	Interest expense	$(603)
Interest rate cap agreements	2,291	Interest expense	—	Interest expense	(2)
Total cash flow hedges	2,291		3,156		(605)

Fair value hedges:
Interest rate swap on securities	(523)	Interest income	—	Interest expense	7
Total economic hedges	(523)		—		7

Economic hedges:
Forward commitments	—	Other income	—	Other income	(84)
Total economic hedges	—		—		(84)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	52
Total non-hedging derivatives	—		—		52

Total	$1,768		$3,156		$(630)

Cash flow hedges

Interest rate cap agreements

In 2014, interest rate cap agreements were purchased to limit the Company’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three-month LIBOR. Under the terms of the agreements, the Company paid total premiums of $4.6 million for the right to receive cash flow payments if three-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges; however, the caps were terminated in the fourth quarter of 2019 and the unamortized premium totaling $3.2 million was recognized in acquisition, restructuring and other expenses.

Interest rate swaps on wholesale funding

In March and November 2019 and April 2020, the Company entered into interest rate swaps on wholesale borrowings (the "SWAPS") to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  Under the terms of the agreement, the Company has two swaps each with a $50.0 million notional amount and pays a fixed interest rate of 2.46% and 1.53% respectively and one swap with a $25.0 million notional amount and pays a fixed rate of 0.58%. The financial institution counterparty pays the Company interest on the three-month LIBOR rate. The Company designated the swap as a cash flow hedge.

Fair value hedges

Interest rate swap on securities

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

Customer loan derivatives

The Company enters into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company is party to master netting arrangements with its financial institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $28.4 million with counterparties.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of June 30, 2020
Customer Loan Derivatives:
MNA counterparty	$(17,129)	$17,129	$28,350	$—
RPA counterparty	(11,624)	11,624	—	—
Total	$(28,753)	$28,753	$28,350	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2019
Customer Loan Derivatives:
MNA counterparty	$(4,669)	$4,669	$10,700	$—
RPA counterparty	(3,377)	3,377	—	—
Total	$(8,046)	$8,046	$10,700	$—

Non-hedging derivatives

Interest rate lock commitments

The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of residential mortgage loans that are held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s Consolidated Statements of Income. Changes in the fair value of IRLCs subsequent to inception are based on; (i) changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and (ii) changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$267,444	$—	$267,444
US Government agency	—	98,655	—	98,655
Private label	—	19,367	—	19,367
Obligations of states and political subdivisions thereof	—	159,287	—	159,287
Corporate bonds	—	96,821	—	96,821
Derivative assets	—	28,753	63	28,816
Derivative liabilities	—	(32,367)	(126)	(32,493)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$321,969	$—	$321,969
US Government agency	—	99,661	—	99,661
Private label	—	19,533	—	19,533
Obligations of states and political subdivisions thereof	—	142,006	—	142,006
Corporate bonds	—	80,061	—	80,061
Derivative assets	—	6,791	59	6,850
Derivative liabilities	—	(8,102)	(84)	(8,186)

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2020:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended June 30, 2020
Balance at beginning of period	$93	$(73)
Realized gain recognized in non-interest income	(30)	(53)
Balance at end of period	$63	$(126)

Six Months Ended June 30, 2020
Balance at beginning of period	$59	$(84)
Realized gain (loss) recognized in non-interest income	4	(42)
Balance at end of period	$63	$(126)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value	Fair Value
(in thousands,	June 30,	December 31,	Valuation	Unobservable	Unobservable
except ratios)	2020	2019	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$63	$59	Historical trend	Closing Ratio	90%
			Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(126)	(84)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(63)	$(25)

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

					Fair Value
			Three Months Ended	Six Months Ended	Measurement Date as of
	June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2020	June 30, 2020
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Impaired loans	$9,623	$9,625	$(1,288)	$2	June 2020
Capitalized servicing rights	3,234	4,301	(663)	(1,067)	June 2020
Other real estate owned	2,318	2,236	113	82	August 2019
Premises held for sale	1,764	1,764	—	—	September 2019
Total	$16,939	$17,926	$(1,838)	$(983)

There are no liabilities measured at fair value on a non-recurring basis in 2020 and 2019.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands,	Fair Value			Range
except ratios)	June 30, 2020	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$6,924	Fair value of collateral-appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $1,730

Impaired loans	2,699	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$21 to $1,002

Capitalized servicing rights	3,234	Discounted cash flow	Constant prepayment rate (CPR)	15.95%
			Discount rate	10.07%

Other real estate owned	2,318	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling Costs	6% to 10%

Premises held for sale(b)	1,764	Fair value of asset less selling costs	Appraised value	$136 to $527
			Selling Costs	6%
Total	$16,939
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(b)	The carrying value of premises held for sale was $1.8 million as of June 30, 2020.

(in thousands,	Fair Value			Range
except ratios)	Dec 31, 2019	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$6,137	Fair value of collateral-appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,488	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,002

Capitalized servicing rights	4,301	Discounted cash flow	Constant prepayment rate (CPR)	9.95%
			Discount rate	10.07%

Other real estate owned	2,236	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling Costs	10% to 20%

Premises held for sale(b)	1,764	Fair value of asset less selling costs	Appraised value	$$136 to $527
			Selling Costs	6.00%
Total	$17,926
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(b)	The carrying value of premises held for sale was $1.8 million as of December 31, 2019.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2020 and December 31, 2019.

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

	June 30, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$70,673	$70,763	$70,763	$—	$—
Securities available for sale	641,574	641,574	—	641,574	—
FHLB stock	20,265	20,265	—	20,265	—
Net loans	2,712,908	2,698,382	—	—	2,698,382
Accrued interest receivable	3,215	3,215	—	3,215	—
Cash surrender value of bank-owned life insurance policies	76,896	76,896	—	76,896	—
Derivative assets	28,816	28,816	—	28,753	63

Financial Liabilities
Non-maturity deposits	$2,016,736	$2,090,727	$—	$2,090,727	$—
Time deposits	678,126	668,803	—	668,803	—
Short-term other borrowings	33,846	33,846	—	33,846	—
FHLB advances	381,781	387,053	—	387,053	—
FRB PPPLF	131,236	131,236	—	131,236	—
Subordinated borrowings	59,879	59,879	—	59,879	—
Derivative liabilities	(32,493)	(32,493)	—	(32,367)	(126)

	December 31, 2019
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$56,910	$56,910	$56,910	$—	$—
Securities available for sale	663,230	663,230	—	663,230	—
FHLB stock	20,679	20,679	—	20,679	—
Net loans	2,625,739	2,634,147	—	—	2,634,147
Accrued interest receivable	3,294	3,294	—	3,294	—
Cash surrender value of bank-owned life insurance policies	75,863	75,863	—	75,863	—
Derivative assets	6,850	6,850	—	6,791	59

Financial Liabilities
Non-maturity deposits	$1,763,116	$1,751,481	$—	$1,751,481	$—
Time deposits	932,635	932,886	—	932,886	—
Short-term other borrowings	44,832	44,831	—	44,831	—
FHLB advances	426,564	425,989	—	425,989	—
Subordinated borrowings	59,920	59,920	—	59,920	—
Derivative liabilities	8,186	8,186	—	8,102	84

NOTE 11.           REVENUE FROM CONTRACTS WITH CUSTOMER

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Major Products/Service Lines
Trust management fees	$2,892	$2,794	$5,938	$5,319
Financial services fees	267	272	590	505
Interchange fees	1,463	1,213	3,200	2,244
Customer deposit fees	789	1,026	1,899	1,933
Other customer service fees	187	379	452	605
Total	$5,598	$5,684	$12,079	$10,606

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Timing of Revenue Recognition
Products and services transferred at a point in time	$2,620	$2,767	$5,892	$5,034
Products and services transferred over time	2,978	2,917	6,187	5,572
Total	$5,598	$5,684	$12,079	$10,606

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

	Balance at	Balance at
(in thousands)	June 30, 2020	December 31, 2019
Balances from contracts with customers only:
Other Assets	$2,842	$1,703
Other Liabilities	3,027	3,114

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

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities as of June 30, 2020:

(in thousands)		June 30, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$9,866	$9,623

Lease Liabilities
Operating lease liabilities	Other liabilities	9,968	9,651

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

The following table presents the weighted average lease term and discount rate of the Company’s leases:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	9.27	8.96

Weighted-average discount rate
Operating leases	3.30%	3.27%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2020
Lease Costs
Operating lease cost	$323	$644
Variable lease cost	62	118
Total lease cost	$385	$762

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 are, as follows:

(in thousands)	Operating Leases
Twelve Months Ended:
June 30, 2021	$1,284
June 30, 2022	1,307
June 30, 2023	1,319
June 30, 2024	1,327
June 30, 2025	1,176
Thereafter	6,549
Total future minimum lease payments	12,962
Amounts representing interest	(2,994)
Present value of net future minimum lease payments	$9,968

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

Shown below is a profile of the Company as of June 30, 2020:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
PER SHARE DATA
Net earnings, diluted	$0.55	$0.39	$1.04	$0.86
Adjusted earnings, diluted(1)	0.56	0.41	1.06	0.88
Total book value	26.56	25.13	26.56	25.13
Tangible book value(1)	18.18	18.23	18.18	18.23
Market price at period end	22.39	26.59	22.39	26.59
Dividends	0.22	0.22	0.44	0.42

PERFORMANCE RATIOS(2)
Return on assets	0.90%	0.67%	0.86%	0.74%
Adjusted return on assets(1)	0.91	0.70	0.87	0.76
Return on equity	8.40	6.33	8.02	7.07
Adjusted return on equity(1)	8.52	6.57	8.12	7.19
Adjusted return on tangible equity(1)	12.72	9.30	12.13	10.22
Net interest margin, fully taxable equivalent (FTE)(1) (3)	3.00	2.65	3.02	2.71
Net interest margin (FTE), excluding purchased loan accretion(3)	2.88	2.56	2.93	2.61
Efficiency ratio(1)	60.67	68.48	62.74	66.25

GROWTH (Year-to-date)(1)
Total commercial loans	33%	10%	33%	10%
Total loans	7	7	7	7
Total deposits	(0)	(0)	(0)	(0)

FINANCIAL DATA (In millions)
Total assets	$3,780	$3,688	$3,780	$3,688
Total earning assets(4)	3,376	3,355	3,376	3,355
Total investments	662	784	662	784
Total loans	2,729	2,578	2,729	2,578
Allowance for loan losses	17	15	17	15
Total goodwill and intangible assets	128	107	128	107
Total deposits	2,695	2,481	2,695	2,481
Total shareholders' equity	404	391	404	391
Net income	8	6	16	13
Adjusted income(1)	9	6	16	14

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (current quarter annualized)/average loans	0.02%	—%	0.10%	0.02%
Allowance for loan losses/total loans	0.60	0.57	0.60	0.57
Loans/deposits	101	104	101	104
Shareholders' equity to total assets	10.69	10.59	10.69	10.59
Tangible shareholders' equity to tangible assets(1)	7.57	7.92	7.57	7.92
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying quarterly growth rates as of June 30, 2020 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	Year to
(in thousands, except ratios)	2020	2020	2019	2019	2019	2020	Date
Commercial real estate	$982,070	$948,178	$930,661	$923,773	$881,479	14%	11%
Commercial and industrial	472,524	321,605	318,988	301,590	312,029	188	96
Total commercial loans	1,454,594	1,269,783	1,249,649	1,225,363	1,193,508	58	33
Residential real estate	1,083,708	1,132,328	1,151,857	1,143,452	1,167,759	(17)	(12)
Consumer	124,197	128,120	135,283	107,375	112,275	(12)	(16)
Tax exempt and other	66,918	104,752	104,303	101,116	104,696	(144)	(72)
Total loans	$2,729,417	$2,634,983	$2,641,092	$2,577,306	$2,578,238	14%	7%

DEPOSIT ANALYSIS

						Annualized
						Growth %
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	Year to
(in thousands, except ratios)	2020	2020	2019	2019	2019	2020	Date
Demand	$504,325	$400,410	$414,534	$380,707	$354,125	104%	43%
NOW	642,908	578,320	575,809	490,315	472,576	45	23
Savings	466,668	423,345	388,683	360,570	352,657	41	40
Money market	402,835	404,385	384,090	359,328	305,506	(2)	10
Total non-maturity deposits	2,016,736	1,806,460	1,763,116	1,590,920	1,484,864	47	29
Total time deposits	678,126	844,097	932,635	902,665	996,512	(79)	(55)
Total deposits	$2,694,862	$2,650,557	$2,695,751	$2,493,585	$2,481,376	7%	(0)%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2020			2019
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Commercial real estate	$952,264	$9,720	4.11%	$846,921	$10,009	4.74%
Commercial and industrial	522,360	5,154	3.97	416,000	4,929	4.75
Residential	1,117,608	10,591	3.81	1,176,583	11,522	3.93
Consumer	126,413	1,199	3.81	111,641	1,451	5.21
Total loans (1)	2,718,645	26,664	3.94	2,551,145	27,911	4.39
Securities and other (2)	648,185	5,261	3.26	779,072	6,388	3.29
Total earning assets	3,366,830	31,925	3.81%	3,330,217	34,299	4.13%
Other assets	440,291			315,861
Total assets	$3,807,121			$3,646,078

Liabilities
NOW	$611,860	$213	0.14%	$459,572	$557	0.49%
Savings	450,621	172	0.15	352,733	189	0.21
Money market	411,232	414	0.40	338,095	1,212	1.44
Time deposits	776,042	3,750	1.94	935,616	4,928	2.11
Total interest bearing deposits	2,249,755	4,549	0.81	2,086,016	6,886	1.32
Borrowings	612,538	2,297	1.51	789,953	5,403	2.74
Total interest bearing liabilities	2,862,293	6,846	0.96%	2,875,969	12,289	1.71%
Non-interest bearing demand deposits	472,688			349,322
Other liabilities	66,295			33,107
Total liabilities	3,401,276			3,258,398

Total shareholders' equity	405,845			387,680

Total liabilities and shareholders' equity	$3,807,121			$3,646,078

Net interest spread			2.85%			2.42%
Net interest margin			3.00			2.65
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Six Months Ended June 30,
	2020			2019
	Average			Average
(in thousands, except ratios)	Balance	Interest (3)	Yield/Rate (3)	Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$951,866	$20,204	4.27%	$839,216	$19,730	4.74%
Commercial and industrial	477,850	10,305	4.34	410,861	9,715	4.77
Residential	1,125,863	21,500	3.84	1,160,733	22,648	3.93
Consumer	128,621	2,887	4.51	112,288	2,915	5.24
Total loans (1)	2,684,200	54,896	4.11	2,523,098	55,008	4.40
Securities and other (2)	655,123	11,074	3.40	778,132	13,033	3.38
Total earning assets	3,339,323	65,970	3.97%	3,301,230	68,041	4.16%
Other assets	447,104			329,108
Total assets	$3,786,427			$3,630,338

Liabilities
NOW	$596,409	$778	0.26%	$464,969	$1,143	0.50%
Savings	433,693	430	0.20	349,966	352	0.20
Money market	394,036	1,348	0.69	335,421	2,353	1.41
Time deposits	827,556	8,013	1.95	918,500	9,344	2.05
Total interest bearing deposits	2,251,694	10,569	0.94	2,068,856	13,192	1.29
Borrowings	579,785	5,208	1.81	776,551	10,558	2.74
Total interest bearing liabilities	2,831,479	15,777	1.12%	2,845,407	23,750	1.68%
Non-interest bearing demand deposits	491,950			372,259
Other liabilities	56,936			30,266
Total liabilities	3,380,365			3,247,932

Total shareholders' equity	406,062			382,406

Total liabilities and shareholders' equity	$3,786,427			$3,630,338

Net interest margin			2.85%			2.47%
Net interest margin			3.02			2.71

(1) The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2) The average balance for securities available for sale is based on amortized cost.

(3) Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company's GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company's results for any particular quarter or year. The Company's non-GAAP adjusted earnings information set forth is not necessarily comparable to non-GAAP information that may be presented by other companies. Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company's GAAP financial information.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Calculations	2020	2019	2020	2019
GAAP net income		$8,481	$6,117	$16,202	$13,398
Plus (less):
Gain on sale of securities, net		(1,351)	—	(1,486)	—
Loss on sale of premises and equipment, net		(2)	21	90	21
Loss on other real estate owned		—	—	31	—
Loss on debt extinguishment		1,351	—	1,351	—
Acquisition, restructuring and other expenses		158	280	261	280
Income tax expense(1)		(37)	(72)	(59)	(72)
Total adjusted income(2)	(A)	$8,600	$6,346	$16,390	$13,627

GAAP net interest income	(B)	$24,590	$21,496	$49,153	$43,261
Plus: Non-interest income		9,710	7,453	18,131	13,620
Total Revenue		34,300	28,949	67,284	56,881
Less: Gain on sale of securities, net		(1,351)	—	(1,486)	—
Total adjusted revenue(2)	(C)	$32,949	$28,949	$65,798	$56,881

GAAP total non-interest expense		$22,266	$20,906	$44,625	$39,530
Less: Loss on sale of premises and equipment, net		2	(21)	(90)	(21)
Less: Loss on other real estate owned		—	—	(31)	—
Less: Loss on debt extinguishment		(1,351)		(1,351)
Less: Acquisition, restructuring and other expenses		(158)	(280)	(261)	(280)
Adjusted non-interest expense(2)	(D)	$20,759	$20,605	$42,892	$39,229

(in millions)
Total average earning assets	(E)	$3,367	$3,330	$3,339	$3,301
Total average assets	(F)	3,807	3,646	3,786	3,630
Total average shareholders' equity	(G)	406	388	406	382
Total average tangible shareholders' equity(2)(3)	(H)	278	280	278	275
Total tangible shareholders' equity, period-end(2)(3)	(I)	277	283	277	283
Total tangible assets, period-end(2)(3)	(J)	3,653	3,580	3,653	3,580

(in thousands)
Total common shares outstanding, period-end	(K)	15,214	15,544	15,214	15,544
Average diluted shares outstanding	(L)	15,441	15,586	15,523	15,582

Adjusted earnings per share, diluted	(A/L)	$0.56	$0.41	$1.06	$0.88
Tangible book value per share, period-end(2)	(I/K)	18.18	18.23	18.18	18.23
Securities adjustment, net of tax(1)(4)	(M)	11,412	5,550	11,412	5,550
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	17.43	17.88	17.43	17.88
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.57	7.92	7.57	7.92

		Three Months Ended June 30,		Six Months Ended June 30,
	Calculations	2020	2019	2020	2019
Performance ratios(5)
Return on assets		0.90%	0.67%	0.86%	0.74
Adjusted return on assets(2)	(A/F)	0.91	0.70	0.87	0.76
Return on equity		8.40	6.33	8.02	7.07
Adjusted return on equity(2)	(A/G)	8.52	6.57	8.12	7.19
Adjusted return on tangible equity(2)(6)	(A+Q)/H	12.72	9.30	12.13	10.22
Efficiency ratio(2)(7)	(D-O-Q)/(C+N)	60.67	68.48	62.74	66.25
Net interest margin(2)	(B+P)/E	3.00	2.65	3.02	2.71

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$646	$676	$1,365	$1,360
Franchise taxes included in non-interest expense	(O)	120	111	239	231
Tax equivalent adjustment for net interest margin	(P)	490	514	1,041	1,029
Intangible amortization	(Q)	256	207	512	414
(1)	Assumes a marginal tax rate of 23.87% in 2020. A marginal tax rate of 23.78% was used in 2019.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Adjusted return on tangible equity is computed by taking adjusted earnings divided by shareholders’ equity less the tax-effected amortization of intangible assets, assuming a marginal rate of 23.87% for the first half of 2020 and the fourth quarter of 2019, and 23.78% in the first three quarters of 2019.
(7)	Efficiency ratio is computed by dividing adjusted non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

FINANCIAL SUMMARY

The Company reported second quarter 2020 net income of $8.5 million or $0.55  per diluted share; up 41% over the same quarter of 2019 of $6.1 million or $0.39  per diluted share. Adjusted earnings (non-GAAP measure) in the second quarter 2020 totaled $8.6 million, or $0.56 per diluted share compared to $6.3 million or $0.41 per diluted share of the same quarter of 2019.

Financial highlights for the second quarter 2020 include the following, as compared to the second quarter of 2019 unless otherwise noted:

●	18% annualized growth in commercial loans, excluding paycheck protection program (PPP) loans
●	32% annualized growth in total non-maturity deposits, excluding balances from PPP loans
●	3.00% net interest margin compared to 2.65%
●	12% increase in non-interest income, excluding $1.4 million in security gains
●	0.54% non-accruing loans to total loans, excluding PPP loans, compared to 0.66%
●	0.90% return on assets, compared to 0.67%

Coming out of the uncertainty of the first quarter, teams across the Company communicated directly with customers to better understand the developing challenges and opportunities.  As a result, the Company took on the economic headwinds in stride while improving profitability during the second quarter 2020.  Return on assets improved five basis points during the second quarter to 0.90%, a trend that is expected to continue as strategies are executed throughout all aspects of business operations.  Commercial loans led the quarter with strong double digit growth even excluding the influx of PPP loans. This demonstrates an understanding of client needs while creating opportunities with targeted prospects.  Given the lower interest rate environment, the Company tailored its strategy towards leveraging the secondary market sales platform on its mortgage production.  Mortgage banking fee income grew, doubling compared to any prior quarter, in lieu of interest income as residential loans were allowed to contract on the balance sheet.

The Company’s credit quality remains strong in the current economic cycle adhering to a strong credit culture.  The proven lending and credit teams, experienced with various cycles, have diligently managed underwriting practices during these uncertain times.  Risk ratings on loans remained steady with the first quarter 2020,  with lower past due accounts and net charge-offs near record lows.  The Company’s second quarter provision for loan losses increased slightly by $243 thousand, which included overall higher economic qualitative factors plus a specific reserve on one long-standing commercial relationship, offset by other credit quality improvements.  The Company has a history of settling non-performing loans for their carrying values or higher.

PPP loan originations leveled off by mid-June for a total of approximately 1,900 loans with a total principal balance of $131.5 million and net unearned fees of $5.3 million.  Accretion of the net fees began in the second quarter and is expected to be accelerated by the end of the year depending on the timing of customer forgiveness and processing by the Small Business Administration (“SBA”).  Throughout the second quarter, the Company modified close to 800 loans totaling about $400.0 million, which were mostly temporary principal deferrals with normal interest accruals.  At quarter end almost 20% of the modified loans resumed payments under normalized arrangements with the remaining population expected to migrate to regular payments in the second half of the year.  Accrued interest recorded under the modified plans currently totals $2.4 million, all of which is expected to be collected over the remaining lives of the loans.

Non-maturity deposits were a significant source of funding during the second quarter 2020 and were up 32% on an annualized basis, excluding deposits from PPP loans, further reducing reliance on wholesale funding.  Excluding the Federal Reserve credit facility for PPP loans, senior borrowings were down 17%.  The Company continues to actively manage its balance sheet and support net interest margin by locking into lower cost wholesale funding through a mixture of longer durations and derivative instruments, and managing its cost of deposits in line with market expectations.  The Company is also further executing on deleveraging and/or remixing various asset classes, taking advantage of current market disruptions.  Additionally, the Company continues to have access to a significant amount of funding through diversified sources of liquidity.

The Company’s capital position is strong and risk-weighted capital ratios are quickly approaching levels seen in the third quarter of 2019 prior to the branch acquisition.  The Company also began repurchasing its common stock accumulating 392 thousand shares or $7.3 million at the end of the second quarter.  Dividends were declared during the second quarter and are expected to be distributed in a similar manner in future quarters, which is viewed as an integral part of maximizing shareholder value.

The Company’s commitment to serving customers throughout its branch footprint continues and branch lobbies are fully open adhering to national and state safety standards.  Looking to the second half of the year, unknown volatility in economic conditions and financial markets could impact the financial performance of the Company. A consistent operating model, disciplined approach to underwriting and proven execution of delivering on strategy, has well positioned the Company to handle potential challenges as they emerge.  The Company remains committed to profitability and tangible book value growth while navigating expense management and positive operating leverage during these periods.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2020 AND DECEMBER 31, 2019

Total assets were $3.8 billion at the end of the second quarter 2020 compared to $3.7 billion at year-end 2019. Asset quality metrics remain strong with an allowance for loan losses to total loans ratio of 0.60% compared to 0.58% as of year-end 2019. The loan to deposit ratio was 101% in the second quarter compared to 98% at year-end 2019, slightly elevated given the increase in PPP loans despite strong growth in non-maturity deposits.  The Company's tangible book value per share increased 10%, on an annualized basis, in the first half of 2020 from year-end 2019.

Securities

Securities totaled $661.8 million in the second quarter 2020 and $683.9 million at year-end 2019 representing 18% and 19% of total assets, respectively.  The decrease in the first half of 2020 is consistent with the Company’s strategy to deleverage the balance sheet, reduce borrowing levels and remix the investment portfolio.  Securities purchased in the first six months of 2020 included $59.2 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $31.2 million of tax exempt municipal bonds, and $30.0 million of corporate bonds, in addition to a net $414 thousand decrease in FHLB stock. The purchases were offset by $152.5 million of sales, maturities, calls and pay-downs of amortizing securities.  Fair value adjustments increased the security portfolio by $16.3 million at the end of the second quarter 2020 and $7.3 million at year-end 2019.  The improvement in fair value continues to be the result of lower long-term interest rates.  The weighted average yield on the Company's securities portfolio as of June 30, 2020 was 3.10% compared to 3.42% at year-end 2019.  At the end of the second quarter 2020, securities held by the Company had an average life of 4.2 years and a duration of 2.9 years compared to 5.0 years and 3.6 years at the end of 2019, respectively.

Loans

Loan balances in the second quarter 2020 increased $88.3 million compared to year-end 2019, primarily due to a net $127.0 million in PPP originations included in the commercial and industrial category, offset by the Company’s strategy to shrink the residential loans portfolio.  Commercial real estate increased $51.4 million during the first half of 2020 at an annualized rate of 11%.  Commercial and industrial loans excluding PPP loans of $127.0 million increased $26.5 million during the first six months or 17% on an annualized basis.  Residential real estate loan production was strong led by refinancing activity given the lower interest rate environment.  The majority of residential production was sold in the secondary market to generate fee income.

Asset Quality

The allowance for loan losses totaled $16.5 million at the end of the second quarter 2020 and $15.4 million at year-end 2019.  The $1.2 million increase reflects net charge offs totaling $1.3 million and a provision for loan losses of $2.5 million.  The allowance for loan losses to total loans ratio for the second quarter expanded to 0.60% from 0.58% at year-end 2019.  Excluding PPP loan balances, which are backed by the SBA, the ratio increased to 0.63%.  Past due and delinquent loans as a percentage of total loans decreased to 0.83% from 1.19% at the end of 2019. Commercial non-accrual loans in the first six months increased $446 thousand primarily due to one commercial loan relationship that was written down by $349 thousand to its net realizable value.  There were some residential loans that continued to hover around 90 days past due over the past few quarters and were conservatively placed on non-accrual status.

In March 2020, the Company elected to defer implementation of CECL as allowed under the CARES Act.  As result, the Company continues to operate its incurred loss model.  While the impact of COVID-19 and other market conditions remain uncertain, the Company believes the existing allowance for loan losses is sufficient to absorb inherent losses based on a disciplined credit approach, experienced losses and methodology, and current and ongoing stress testing reviews of the portfolio.

Additionally, the Company performed a stress test of its commercial portfolio in the second quarter 2020 analyzing potentially vulnerable North American Industry Classification System codes, in addition to normal migration analysis.  The following segments of the commercial loan portfolio were identified for stress testing: hospitality loans with a loan-to-value in excess of 65%, all loans contained in the Company’s top 50 relationships, and all loans $1.0 million or greater with risk ratings of special mention or higher.  The results of the stress testing did not indicate any meaningful deterioration in the overall quality of the commercial portfolio and any impact was considered in the adequacy of the allowance for loan losses as of June 30, 2020.

Goodwill

Given current events and the economic conditions associated with COVID-19 along with the variation of the Company’s stock price, the fair value of the Company’s business and test for goodwill impairment is required under accounting standards.  The Company’s models suggest that the fair value of the business is greater than the book value or market capitalization based on the price at which the stock is currently trading.  While the Company concluded there is no goodwill impairment in the second quarter 2020, it will continue to evaluate its position as economic conditions change.

Deposits and Borrowings

Total deposits were $2.7 billion at the end of the second quarter 2020 and year-end 2019.  Non-maturity deposits increased by 32% in the second quarter 2020, on an annualized basis, excluding PPP loan related balances. During the first half of 2020, non-maturity deposits increased $187.6 million, further reducing reliance on wholesale funding.  The Company's expanding branch model has helped to increase new accounts, which totaled 3,427 in the second quarter 2020 compared to 2,918 in the fourth quarter 2019.  Time deposits decreased $254.5 million, as part of a strategy to target lower rate and longer duration funding sources.  Total borrowings increased by $75.4 million as the Company utilized the Federal Reserve credit facility to fund PPP loans.  Senior borrowings were down $55.8 million or 12% when excluding the PPP credit facility as a result of locking into lower cost wholesale funding through a mixture of longer durations and derivative instruments.

Derivative Financial Instruments

The notional balance of derivative financial instruments increased to $750.9 million at the end of the second quarter 2020 from $580.4 million at year-end 2019.  The increase is principally due to a $25.0 million additional cash flow hedge on wholesale funding, a $115.0 million increase in customer loan derivatives sold on commercial loans with matching hedges using national bank counterparties and a $32.7 million increase in forward commitments to sell mortgages in the secondary market.  The net fair value of all derivatives was a liability of $3.7 million at the end of the second quarter 2020 compared to $743 thousand at year-end 2019. The increase in the net derivative liability primarily reflects the valuation of the Company’s interest rate swaps on wholesale funding and securities based on lower market rates at the end of the second quarter 2020.

Equity

Total equity was $404.1 million, compared with $396.4 million at year-end 2019. The Company's book value per share increased to $26.56 at the end of the second quarter 2020 from $25.48 at year-end 2019.  The increase includes a $5.9 million improvement in fair value of securities, net of tax, along with strong net income of $16.2 million offset by $6.8 million in dividends and common stock repurchases of $7.3 million.  The Company evaluates changes in tangible book value, a non-GAAP financial measure that is a commonly used valuation metric in the investment community, which parallels some regulatory capital measures. Tangible book value per share (non-GAAP measure) increased to $18.18 per share at June 30, 2020 up from $17.30 per share at year-end 2019, an increase of 10% on an annualized basis.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Summary

Net income in the second quarter 2020 was $8.5 million, or $0.55 per diluted share, compared with $6.1 million, or $0.39 per diluted share, in the same quarter 2019.  The non-GAAP measure of adjusted earnings in the second quarter 2020 totaled $8.6 million, or $0.56 per diluted share, compared to $6.3 million or $0.41 per diluted share, in the same quarter of 2019.  Noteworthy improvements in net income include a lower cost of funds and increased non-interest income offset in part by higher operational expenses.  The Company's return on assets ratio was 0.90% during the second quarter of 2020 and 0.67% in the same quarter of 2019 and the return on equity ratio was 8.40% and 6.33% for the same respective periods.

The Company reported first half 2020 net income of $16.2 million or $1.04 per diluted share, compared with $13.4 million or $0.86 per diluted share in the same period of 2019.  Adjusted earnings increased to $16.4 million, or $1.06 per diluted share compared with $13.6 million, or $0.88 per diluted share, for the respective periods. These changes largely reflect the same factors and trends discussed above that drove second quarter net income. The return on assets ratio during the first half of 2020 was 0.86% compared to 0.74% in the prior year due to higher net income and a higher average asset base.  Return on equity in the first half 2020 increased to 8.02% from 7.07% in the prior year due to higher net income and growth in the average equity balance.

Net Interest Income

Net interest income was $24.6 million in the second quarter 2020 compared with $21.5 million in the same quarter of 2019 and net interest margin was 3.00% from 2.65% for the same respective periods.  The increase is primarily driven by lower borrowing levels as the average balance decreased to $612.5 million in the second quarter 2020 from $779.0 million in the second quarter of 2019 due to continued deleveraging strategies.  These balance sheet strategies along with federal funds rate cuts that began in the second half of 2019 improved borrowing costs to 1.51% in the second quarter 2020 from 2.74% in same quarter of 2019.  Costs of interest-bearing deposits also decreased to 0.81% compared to 1.32% in the second quarter 2019 due to the federal fund rate cuts and lower brokered deposits associated with deleveraging activities.  Yields from earning assets were 3.81% compared to 4.13% in the second quarter 2019 reflecting loan originations and repricing of variable rate products in a lower interest rate environment.  Purchased loan accretion contributed 0.12% to net interest margin in the second quarter 2020 compared to 0.09% in the second quarter 2019.  Excluding the effects of PPP loans, the second quarter yield on total earning assets was 3.89%.  PPP loans are expected to increase interest income with accelerated accretion during the second half of 2020 as loans are expected to be forgiven by the SBA.

For the first six months of the year, net interest income was $46.7 million compared with $42.4 million in the same months of 2019 and net interest margin was 3.02% from 2.71% for the same respective periods.  The increase is primarily driven by lower borrowing levels and higher amount of non-maturity deposits.  The average borrowing levels decreased to $579.8 million in the first half 2020 from $776.6 million in the same period of 2019 and borrowing costs was 1.81% from 2.74% for the same respective periods.  Costs of interest-bearing deposits also decreased in the first six months of 2020 to 0.94% compared to 1.29% in the same months of 2019.  Yields from earning assets were 3.97% in the first half of 2020 compared to 4.16% in the first half of 2019. The year-to-date effect on net interest margin from earning assets and interest bearing liabilities is the same as the quarterly discussion.

Loan Loss Provision

The second quarter 2020 provision for loan losses increased to $1.4 million from $562 thousand in the same quarter 2019.  As previously noted, the Company has maintained its incurred loss model for calculating the allowance for loan losses.  The year-over-year increase in the provision for loan losses is due to qualitative adjustments made in the general reserve to reflect a downward economic trend that started in the first quarter 2020 offset in part by improvements in other credit quality factors such as charge-off history and underwriting practices.  Also included in the second quarter 2020 provision is a new $349 thousand specific reserve related to one commercial real estate relationship that is expected to be settled at its carrying value.

Non-Interest Income

Non-interest income in the second quarter 2020 was $9.7 million compared to $7.5 million in the same quarter in 2019.  The increase is primarily due to a $704 thousand increase in mortgage banking income associated with secondary market sales and a $1.4 million gain on sales of securities.  Trust and investment management fee income contributed with a 3% year-over-year increase based on assets under management reaching $2.0 billion compared to $1.8 billion in the second quarter of 2019.  Customer service fees were $2.4 million for the second quarter 2020 compared to $2.6 million in the same quarter of 2019 due to fewer customer transactions in the current economic environment associated with COVID-19.

Non-interest income for the first six months of 2020 was $18.1 million compared to $13.6 million in the same period in 2019.  The increase in non-interest income for the six-month period is driven by the same reasons as the quarterly period with mortgage banking increasing $939 thousand, a $1.5 million gain on sales of securities, and trust and investment management fee income increasing $705 thousand.  However, customer services fees increased to $5.6 million for the first half of 2020 compared to $4.8 million from the same quarter of 2019 due to an overall increase in customer activity following the branch acquisition in October 2019.

Non-Interest Expense

Non-interest expense was $22.3 million in the second quarter 2020 compared to $20.9 million in the same quarter of 2019.  The increase is primarily due to a $1.4 million loss on extinguishment of debt in the second quarter 2020 representing a prepayment penalty on a longer term and higher cost FHLB borrowing.  Salary and benefit expense and occupancy and equipment costs were also higher during the second quarter 2020 to support the Company’s expanded branch model and wealth management business.

For the first six months of 2020, non-interest expense increased to $44.6 million in first half of 2019 from $39.5 million in the same period of 2019.  The increase in non-interest expense for the six-month period is driven by the same reasons as the quarterly period.

Income Tax Expense

The second quarter effective tax rate increased to 20.6% in 2020 compared with 18.2% in the same quarter of 2019, reflecting the higher level of taxable income.

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

The Company’s liquidity position remains strong. During the quarter we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans.  At June 30, 2020, available same-day liquidity totaled approximately $1.3 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios.  The Company had unused borrowing capacity at the FHLB of $559.2 million, unused borrowing capacity at the Federal Reserve of $82.4 million and unused lines of credit totaling $51.0 million, in addition to over $200.0 million in unencumbered, liquid investment portfolio assets.  The Company has also utilized the Federal Reserve's Paycheck Protection Program Liquidity Facility to provide liquidity to fund PPP loans.

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

•

A 200 basis point rise or decline in interest rates (or as appropriate given the absolute level of market rates) applied against a parallel shift in the yield curve over a twelve-month horizon together with a dynamic balance sheet anticipated to be consistent with such interest rate changes;

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

As of June 30, 2020 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in years 1 and 2 were modestly asset sensitive.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-0.2% versus the base case) while deteriorating further from that level over the two-year horizon (-8.9% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve slightly over the one and two-year horizons (1.2% and 3.4%, respectively).

As compared to December 31, 2019, the year-one sensitivity in the down 100 basis points scenario was up slightly for the six months ended June 30, 2020 (-1.0% prior, versus -0.2% current). The year-two sensitivities in the down 100 basis points scenario changed going from -3.7% to -8.9%. In the year-one up 200 basis points scenario, results improved going from 0.7% to 1.2%. Year-two, up 200 basis points was flat (3.3% prior, versus 3.4% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of June 30, 2020 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A.          RISK FACTORS

There were no material changes to the risk factors discussed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2020:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs(1)
April 1-30, 2020	73,096	$17.69	73,096	707,904
May 1-31, 2020	210,969	18.65	284,065	496,935
June 1-30, 2020	108,258	19.87	392,323	388,677
Total	392,323	$18.74	392,323	388,677
(1)	On March 12, 2019 and March 12, 2020, the Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 776,000 and 781,000 shares, respectively. The current stock repurchase plan expires on March 20, 2021.

ITEM 6.           EXHIBITS

3.1	Amended and Restated Bylaws of Bar Harbor Bankshares

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 4, 2020	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: August 4, 2020	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer