Form 10-Q
period 2020-09-30
BAR HARBOR BANKSHARES
filed 2020-11-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

The Registrant had 14,928,565 shares of common stock, par value $2.00 per share, outstanding as of October 30, 2020.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

FORM 10-Q

Bar Harbor Bankshares conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as “the Bank” and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this report to “the Company” "our company, "our," "us,"  and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$53,173	$37,261
Interest-bearing deposits with the Federal Reserve Bank	162,484	19,649
Total cash and cash equivalents	215,657	56,910

Securities:
Securities available for sale, at fair value	604,529	663,230
Federal Home Loan Bank stock	13,975	20,679
Total securities	618,504	683,909

Loans:
Commercial real estate	1,045,635	930,661
Commercial and industrial	522,510	423,291
Residential real estate	1,021,206	1,151,857
Consumer	119,340	135,283
Total loans	2,708,691	2,641,092
Less: Allowance for loan losses	(17,907)	(15,353)
Net loans	2,690,784	2,625,739

Premises and equipment, net	51,424	51,205
Other real estate owned	1,983	2,236
Goodwill	119,477	118,649
Other intangible assets	7,913	8,641
Cash surrender value of bank-owned life insurance	77,388	75,863
Deferred tax assets, net	2,180	3,865
Other assets	74,400	42,111
Total assets	$3,859,710	$3,669,128

Liabilities
Deposits:
Demand	$515,064	$414,534
NOW	706,048	575,809
Savings	511,938	388,683
Money market	388,356	384,090
Time	813,509	932,635
Total deposits	2,934,915	2,695,751

Borrowings:
Senior	385,472	471,396
Subordinated	59,920	59,920
Total borrowings	445,392	531,316

Other liabilities	74,958	45,654
Total liabilities	3,455,265	3,272,721

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)	September 30, 2020	December 31, 2019
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at September 30, 2020 and December 31, 2019	32,857	32,857
Additional paid-in capital	189,606	188,536
Retained earnings	190,249	175,780
Accumulated other comprehensive income	9,405	3,911
Less: 1,499,823 and 870,257 shares of treasury stock at September 30, 2020 and December 31, 2019, respectively	(17,672)	(4,677)
Total shareholders’ equity	404,445	396,407
Total liabilities and shareholders’ equity	$3,859,710	$3,669,128

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2020	2019	2020	2019
Interest and dividend income
Loans	$25,918	$28,157	$80,398	$82,681
Securities and other	4,557	6,105	15,006	18,593
Total interest and dividend income	30,475	34,262	95,404	101,274
Interest expense
Deposits	3,869	7,143	14,437	20,336
Borrowings	1,941	4,674	7,149	15,232
Total interest expense	5,810	11,817	21,586	35,568
Net interest income	24,665	22,445	73,818	65,706
Provision for loan losses	1,800	893	4,265	1,779
Net interest income after provision for loan losses	22,865	21,552	69,553	63,927

Non-interest income
Trust and investment management fee income	3,532	3,013	10,060	8,836
Customer service fees	2,886	2,553	8,437	7,336
Gain on sales of securities, net	—	157	1,486	157
Mortgage banking income	2,649	452	4,230	1,094
Bank-owned life insurance income	492	497	1,525	1,558
Customer derivative income	316	828	1,417	1,553
Other income	227	143	1,078	729
Total non-interest income	10,102	7,643	28,233	21,263

Non-interest expense
Salaries and employee benefits	11,809	11,364	35,602	33,568
Occupancy and equipment	4,279	3,415	12,559	10,101
Loss on premises and equipment, net	—	—	90	21
Outside services	438	424	1,414	1,278
Professional services	479	707	1,488	1,821
Communication	215	189	698	707
Marketing	300	613	970	1,419
Amortization of intangible assets	256	207	768	621
Loss on debt extinguishment	—	—	1,351	—
Acquisition, conversion and other expenses	691	3,039	952	3,319
Other expenses	3,952	3,442	11,152	10,075
Total non-interest expense	22,419	23,400	67,044	62,930

Income before income taxes	10,548	5,795	30,742	22,260
Income tax expense	2,146	780	6,138	3,847
Net income	$8,402	$5,015	$24,604	$18,413

Earnings per share:
Basic	$0.56	$0.32	$1.60	$1.19
Diluted	$0.56	$0.32	$1.60	$1.18

Weighted average common shares outstanding:
Basic	15,079	15,547	15,359	15,536
Diluted	15,103	15,581	15,382	15,582

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income	$8,402	$5,015	$24,604	$18,413
Other comprehensive income, before tax:
Changes in unrealized gain on securities available for sale	351	3,200	7,922	21,746
Changes in unrealized gain (loss) on hedging derivatives	805	(370)	(833)	(2,372)
Changes in unrealized loss on pension	—	—	—	—

Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available for sale	(82)	(747)	(1,791)	(5,081)
Changes in unrealized (gain) loss on hedging derivatives	(190)	85	196	554
Changes in unrealized loss on pension	—	—	—	—
Total other comprehensive income	884	2,168	5,494	14,847
Total comprehensive income	$9,286	$7,183	$30,098	$33,260

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579

Net income	—	—	13,398	—	—	13,398
Other comprehensive income	—	—	—	12,679	—	12,679
Cash dividends declared ($0.42 per share)	—	—	(6,524)	—	—	(6,524)
Common stock purchased (8,010 shares)	—	—	—	—	(210)	(210)
Net issuance (21,119 shares) to employee stock plans, including related tax effects	—	(69)	—	—	149	80
Recognition of stock based compensation	—	560	—	—	—	560
Balance at June 30, 2019	32,857	188,144	173,400	877	(4,716)	390,562

Net income	—	—	5,015	—	—	5,015
Other comprehensive income	—	—	—	2,168	—	2,168
Cash dividends declared ($0.22 per share)	—	—	(3,421)	—	—	(3,421)
Common stock purchased (5,482 shares)	—	—	—	—	(136)	(136)
Net issuance (4,297 shares) to employee stock plans, including related tax effects	—	(17)	—	—	132	115
Recognition of stock based compensation	—	156	—	—	—	156
Balance at September 30, 2019	$32,857	$188,283	$174,994	$3,045	$(4,720)	$394,459

Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,911	$(4,677)	$396,407

Net income	—	—	16,202	—	—	16,202
Other comprehensive income	—	—	—	4,610	—	4,610
Cash dividends declared ($0.44 per share)	—	—	(6,819)	—	—	(6,819)
Common stock purchased (405,208 shares)	—	—	—	—	(7,467)	(7,467)
Net issuance (61,025 shares) to employee stock plans, including related tax effects	—	406	—	—	251	657
Recognition of stock based compensation	—	584	—	—	—	584
Balance at June 30, 2020	32,857	189,526	185,163	8,521	(11,893)	404,174

Net income	—	—	8,402	—	—	8,402
Other comprehensive income	—	—	—	884	—	884
Cash dividends declared ($0.22 per share)	—	—	(3,316)	—	—	(3,316)
Common stock purchased (297,658 shares)	—	—	—	—	(6,003)	(6,003)
Net issuance (12,275 shares) to employee stock plans, including related tax effects	—	(199)	—	—	224	25
Recognition of stock based compensation	—	279	—	—	—	279
Balance at September 30, 2020	$32,857	$189,606	$190,249	$9,405	$(17,672)	$404,445

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$24,604	$18,413
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,265	1,779
Net amortization of securities	2,472	2,535
Change in unamortized net loan costs and premiums	3,149	(278)
Premises and equipment depreciation	3,571	2,942
Stock-based compensation expense	863	716
Accretion of purchase accounting entries, net	(1,219)	(2,613)
Amortization of other intangibles	768	621
Income from cash surrender value of bank-owned life insurance policies	(1,525)	(1,558)
Gain on sales of securities, net	(1,486)	(157)
Increase in right-of-use lease assets	(578)	—
Increase in lease liabilities	625	—
Loss on other real estate owned	366	146
Loss on premises and equipment, net	90	21
Net change in other assets and liabilities	(3,978)	(1,722)
Net cash provided by operating activities	31,987	20,845

Cash flows from investing activities:
Proceeds from sales of securities available for sale	87,521	67,983
Proceeds from maturities, calls and prepayments of securities available for sale	109,314	77,812
Purchases of securities available for sale	(131,107)	(76,620)
Net change in loans	(71,233)	(85,483)
Purchase of FHLB stock	(4,044)	(10,471)
Proceeds from sale of FHLB stock	10,748	18,661
Purchase of premises and equipment, net	(4,449)	(1,803)
Acquisitions, net of cash acquired	(340)	—
Proceeds from sale of other real estate	(113)	—
Net cash used in investing activities	(3,703)	(9,921)

Cash flows from financing activities:
Net change in deposits	239,164	10,968
Net change in short-term senior borrowings	(273,268)	(111,400)
Proceeds from long-term senior borrowings	273,342	174,000
Repayments of long-term senior borrowings	(71,187)	(106,605)
Net change in short-term other borrowings	(14,784)	5,048
Net change in subordinated debt issuance costs	119	—
Exercise of stock options	682	195
Purchase of treasury and common stock	(13,470)	(346)
Cash dividends paid on common stock	(10,135)	(9,945)
Net cash provided by (used in) financing activities	130,463	(38,085)

Net change in cash and cash equivalents	158,747	(27,161)
Cash and cash equivalents at beginning of year	56,910	98,754
Cash and cash equivalents at end of year	$215,657	$71,593

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Supplemental cash flow information:
Interest paid	$22,085	$34,394
Income taxes paid, net	4,806	2,479

Acquisition of non-cash assets and liabilities:
Assets acquired	1,171	—
Liabilities acquired	(343)	—

Other non-cash changes:
Real estate owned acquired in settlement of loans	—	250

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

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that may otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA.
●	Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. A multifamily borrower with a federally backed multifamily mortgage loan that was current as of February 1, 2020, and is experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

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

The Company has adopted ASU 2017-04 effective January 1, 2020, as required, and the ASU did not have a material impact on its financial statements. Annual goodwill testing was completed as of September 30, 2020. The Company recognized no impairments to goodwill in the third quarter of 2020. See management’s discussion and analysis for further details.

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

January 1, 2020

Adoption of this ASU is expected to primarily change how the Company estimates credit losses with the application of the expected credit loss model. The Company will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company's CECL implementation efforts in the third quarter focused on model validation, continuing to develop new disclosures and establish formal policies and procedures and other governance and control documentation. Certain elements of the calculation were finalized in the second quarter, including refinement of the model assumptions, the qualitative framework, internal control design, model validation, and the operational control framework to support the new process. Furthermore, changes to the economic forecasts within the model could positively or negatively impact the actual results.

The ASU was originally effective for the Company beginning in the first quarter of 2020; however, the CARES Act issued in 2020 provided an option to delay the implementation of CECL until the earlier of when the national emergency associated with COVID-19 virus terminates or December 31, 2020. The Company elected to delay the adoption. The Allowance for Loan Loss calculated under the CECL method is estimated to be in a range of $23.0 million to $26.0 million as of September 30, 2020, compared to $20.0 million to $23.0 million on the effective date of January 1, 2020.

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
Standards Not Yet Adopted (continued)
ASU 2020-04 Facilitation of the Effects of Reference Rate Reform, Topic 848

This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). For instance, companies can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. A company that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Companies can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, companies can (3) make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform.

May be elected through December 31, 2022.

The Company is currently evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued and determining which elections need to be made.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2020
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$226,930	$8,683	$(441)	$235,172
US Government agency	92,517	3,413	(145)	95,785
Private label	20,142	40	(579)	19,603
Obligations of states and political subdivisions thereof	149,890	4,267	—	154,157
Corporate bonds	99,786	1,713	(1,687)	99,812
Total securities available for sale	$589,265	$18,116	$(2,852)	$604,529

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$319,064	$4,985	$(2,080)	$321,969
US Government agency	98,568	1,640	(547)	99,661
Private label	20,212	68	(747)	19,533
Obligations of states and political subdivisions thereof	139,240	3,034	(268)	142,006
Corporate bonds	78,804	1,478	(221)	80,061
Total securities available for sale	$655,888	$11,205	$(3,863)	$663,230

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at September 30, 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$—	$—
Over 1 year to 5 years	25,596	25,849
Over 5 years to 10 years	81,687	79,979
Over 10 years	142,393	148,141
Total bonds and obligations	249,676	253,969
Mortgage-backed securities	339,589	350,560
Total securities available for sale	$589,265	$604,529

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Gross gains on sales of available for sale securities	$—	$716	$1,508	$716
Gross losses on sales of available for sale securities	—	(559)	(22)	(559)
Net gains on sale of available for sale securities	$—	$157	$1,486	$157

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2020
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$193	$35,087	$248	$4,027	$441	$39,114
US Government agency	68	8,671	77	3,458	145	12,129
Private label	1	108	578	19,398	579	19,506
Obligations of states and political subdivisions thereof	—	247	—	—	—	247
Corporate bonds	1,687	41,260	—	—	1,687	41,260
Total securities available for sale	$1,949	$85,373	$903	$26,883	$2,852	$112,256

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2019
Debt securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$1,074	$43,429	$1,006	$49,712	$2,080	$93,141
US Government agency	432	19,717	115	9,120	547	28,837
Private label	380	9,843	367	9,411	747	19,254
Obligations of states and political subdivisions thereof	137	29,355	131	1,682	268	31,037
Corporate bonds	142	9,888	79	12,276	221	22,164
Total securities available for sale	$2,165	$112,232	$1,698	$82,201	$3,863	$194,433

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For the three and nine months ended September 30, 2020 and 2019 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

The following table presents the changes in estimated credit losses recognized by the Company for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Estimated credit losses as of prior year-end	$1,697	$1,697	$1,697	$1,697
Reductions for securities paid off during the period	—	—	—	—
Estimated credit losses at end of the period	$1,697	$1,697	$1,697	$1,697

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that securities in an unrealized loss position were not OTTI at September 30, 2020:

US Government-sponsored enterprises

36 out of the total 611 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.12% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

14 out of the total 166 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.18% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

11 of the total 16 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.88% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

1 of the total 177 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.08% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

13 out of the total 34 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 3.97% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from other institutions. The following is a summary of total loans:

	September 30, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$86,927	$2,191	$89,118	$31,387	$2,903	$34,290
Other commercial real estate	765,471	191,046	956,517	666,051	230,320	896,371
Total commercial real estate	852,398	193,237	1,045,635	697,438	233,223	930,661

Commercial and industrial:
Commercial	381,512	56,858	438,370	239,692	59,072	298,764
Agricultural	17,658	156	17,814	20,018	206	20,224
Tax exempt	41,951	24,375	66,326	66,860	37,443	104,303
Total commercial and industrial	441,121	81,389	522,510	326,570	96,721	423,291

Total commercial loans	1,293,519	274,626	1,568,145	1,024,008	329,944	1,353,952

Residential real estate:
Residential mortgages	695,766	325,440	1,021,206	740,687	411,170	1,151,857
Total residential real estate	695,766	325,440	1,021,206	740,687	411,170	1,151,857

Consumer:
Home equity	58,344	50,530	108,874	59,368	63,033	122,401
Other consumer	9,217	1,249	10,466	11,167	1,715	12,882
Total consumer	67,561	51,779	119,340	70,535	64,748	135,283

Total loans	$2,056,846	$651,845	$2,708,691	$1,835,230	$805,862	$2,641,092

The carrying amount of the acquired loans at September 30, 2020 totaled $651.8 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These purchased credit-impaired loans presently maintain a carrying value of $14.2 million (and total note balances of $18.1 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Acquired loans considered not impaired at the acquisition date had a carrying amount of $637.6 million as of September 30, 2020.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended September 30,
(in thousands)	2020	2019
Balance at beginning of period	$6,227	$4,195
Net reclassifications from (to) nonaccretable difference	53	(126)
Accretion	(455)	(581)
Balance at end of period	$5,825	$3,488

	Nine Months Ended September 30,
(in thousands)	2020	2019
Balance at beginning of period	$7,367	$4,377
Net reclassifications from (to) nonaccretable difference	1,004	498
Accretion	(2,546)	(1,387)
Balance at end of period	$5,825	$3,488

The following is a summary of past due loans at September 30, 2020 and December 31, 2019:

Business Activities Loans

			90 Days or				Past Due >
	30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
September 30, 2020
Commercial real estate:
Construction and land development	$—	$—	$212	$212	$86,715	$86,927	$—
Other commercial real estate	200	1,119	725	2,044	763,427	765,471	—
Total commercial real estate	200	1,119	937	2,256	850,142	852,398	—

Commercial and industrial:
Commercial	92	310	2,193	2,595	378,917	381,512	1,932
Agricultural	122	—	109	231	17,427	17,658	—
Tax exempt	—	—	—	—	41,951	41,951	—
Total commercial and industrial	214	310	2,302	2,826	438,295	441,121	1,932

Total commercial loans	414	1,429	3,239	5,082	1,288,437	1,293,519	1,932

Residential real estate:
Residential mortgages	217	112	1,369	1,698	694,068	695,766	—
Total residential real estate	217	112	1,369	1,698	694,068	695,766	—

Consumer:
Home equity	39	36	171	246	58,098	58,344	—
Other consumer	12	—	2	14	9,203	9,217	—
Total consumer	51	36	173	260	67,301	67,561	—

Total loans	$682	$1,577	$4,781	$7,040	$2,049,806	$2,056,846	$1,932

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
September 30, 2020
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$221	$2,191	$—
Other commercial real estate	169	156	678	1,003	7,227	191,046	—
Total commercial real estate	169	156	678	1,003	7,448	193,237	—

Commercial and industrial:
Commercial	450	65	18	533	1,182	56,858	—
Agricultural	—	—	—	—	156	156	—
Tax exempt	—	—	—	—	—	24,375	—
Total commercial and industrial	450	65	18	533	1,338	81,389	—

Total commercial loans	619	221	696	1,536	8,786	274,626	—

Residential real estate:
Residential mortgages	291	441	2,006	2,738	4,657	325,440	215
Total residential real estate	291	441	2,006	2,738	4,657	325,440	215

Consumer:
Home equity	291	133	170	594	711	50,530	69
Other consumer	—	—	—	—	44	1,249	—
Total consumer	291	133	170	594	755	51,779	69

Total loans	$1,201	$795	$2,872	$4,868	$14,198	$651,845	$284

Business Activities Loans

	`			90 Days or				Past Due >
		30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)		Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development		$205	$53	$—	$258	$31,129	$31,387	$—
Other commercial real estate		40	1,534	1,810	3,384	662,667	666,051	—
Total commercial real estate		245	1,587	1,810	3,642	693,796	697,438	—

Commercial and industrial:
Commercial		452	50	894	1,396	238,296	239,692	—
Agricultural		62	34	96	192	19,826	20,018	—
Tax exempt		—	—	—	—	66,860	66,860	—
Total commercial and industrial		514	84	990	1,588	324,982	326,570	—

Total commercial loans		759	1,671	2,800	5,230	1,018,778	1,024,008	—

Residential real estate:
Residential mortgages		7,293	1,243	668	9,204	731,483	740,687	—
Total residential real estate		7,293	1,243	668	9,204	731,483	740,687	—

Consumer:
Home equity		597	43	429	1,069	58,299	59,368	50
Other consumer		36	12	—	48	11,119	11,167	—
Total consumer		633	55	429	1,117	69,418	70,535	50

Total loans		$8,685	$2,969	$3,897	$15,551	$1,819,679	$1,835,230	$50

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$—	$12	$—	$12	$384	$2,903	$—
Other commercial real estate	2,029	245	231	2,505	8,289	230,320	—
Total commercial real estate	2,029	257	231	2,517	8,673	233,223	—

Commercial and industrial:
Commercial	440	335	140	915	2,723	59,072	—
Agricultural	—	—	—	—	173	206	—
Tax exempt	—	—	—	—	36	37,443	—
Total commercial and industrial	440	335	140	915	2,932	96,721	—

Total commercial loans	2,469	592	371	3,432	11,605	329,944	—

Residential real estate:
Residential mortgages	3,185	864	1,015	5,064	5,591	411,170	—
Total residential real estate	3,185	864	1,015	5,064	5,591	411,170	—

Consumer:
Home equity	208	548	217	973	1,291	63,033	217
Other consumer	2	9	—	11	66	1,715	—
Total consumer	210	557	217	984	1,357	64,748	217

Total loans	$5,864	$2,013	$1,603	$9,480	$18,553	$805,862	$217

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$212	$—	$212	$258	$—	$258
Other commercial real estate	1,818	2,684	4,502	2,888	343	3,231
Total commercial real estate	2,030	2,684	4,714	3,146	343	3,489

Commercial and industrial:
Commercial	918	416	1,334	932	626	1,558
Agricultural	486	—	486	278	—	278
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,404	416	1,820	1,210	626	1,836

Total commercial loans	3,434	3,100	6,534	4,356	969	5,325

Residential real estate:
Residential mortgages	3,864	3,290	7,154	3,362	1,973	5,335
Total residential real estate	3,864	3,290	7,154	3,362	1,973	5,335

Consumer:
Home equity	450	255	705	615	254	869
Other consumer	15	—	15	21	—	21
Total consumer	465	255	720	636	254	890

Total loans	$7,763	$6,645	$14,408	$8,354	$3,196	$11,550

Loans evaluated for impairment as of September 30, 2020 and December 31, 2019 are, as follows:

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
September 30, 2020
Balance at end of period
Individually evaluated for impairment	$2,586	$1,274	$2,233	$12	$6,105
Collectively evaluated	849,812	439,847	693,533	67,549	2,050,741
Total	$852,398	$441,121	$695,766	$67,561	$2,056,846

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
September 30, 2020
Balance at end of period
Individually evaluated for impairment	$2,358	$322	$832	$—	$3,512
Purchased credit impaired	7,448	1,338	4,657	755	14,198
Collectively evaluated	183,431	79,729	319,951	51,024	634,135
Total	$193,237	$81,389	$325,440	$51,779	$651,845

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$3,964	$1,353	$2,620	$13	$7,950
Collectively evaluated	693,474	325,217	738,067	70,522	1,827,280
Total	$697,438	$326,570	$740,687	$70,535	$1,835,230

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$258	$385	$1,032	$—	$1,675
Purchased credit impaired	8,673	2,932	5,591	1,357	18,553
Collectively evaluated	224,292	93,404	404,547	63,391	785,634
Total	$233,223	$96,721	$411,170	$64,748	$805,862

The following is a summary of impaired loans at September 30, 2020 and December 31, 2019:

Business Activities Loans

	September 30, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,941	2,020	—
Commercial	678	773	—
Agricultural	155	158	—
Tax exempt loans	—	—	—
Residential real estate	1,555	1,649	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	210	210	158
Other commercial real estate	435	503	185
Commercial	216	216	18
Agricultural	225	361	225
Tax exempt loans	—	—	—
Residential real estate	678	725	45
Home equity	12	12	1
Other consumer	—	—	—

Total
Commercial real estate	2,586	2,733	343
Commercial and industrial	1,274	1,508	243
Residential real estate	2,233	2,374	45
Consumer	12	12	1
Total impaired loans	$6,105	$6,627	$632

Acquired Loans

	September 30, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,584	1,605	—
Commercial	257	353	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	403	683	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	774	793	297
Commercial	65	67	7
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	429	522	52
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	2,358	2,398	297
Commercial and industrial	322	420	7
Residential real estate	832	1,205	52
Consumer	—	—	—
Total impaired loans	$3,512	$4,023	$356

Business Activities Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,911	1,957	—
Commercial	710	773	—
Agricultural	361	361	—
Tax exempt loans	—	—	—
Residential real estate	2,067	2,227	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	258	258	205
Other commercial real estate	1,795	1,940	1,026
Commercial	282	289	164
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	553	590	57
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	3,964	4,155	1,231
Commercial and industrial	1,353	1,423	164
Residential real estate	2,620	2,817	57
Consumer	13	13	—
Total impaired loans	$7,950	$8,408	$1,452

Acquired Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	90	90	—
Commercial	385	481	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	678	938	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	168	168	12
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	354	376	49
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	258	258	12
Commercial and industrial	385	481	—
Residential real estate	1,032	1,314	49
Consumer	—	—	—
Total impaired loans	$1,675	$2,053	$61

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019:

Business Activities Loans

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,899	14	5,528	63
Commercial	692	1	747	4
Agricultural	157	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	1,547	12	2,041	16
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	205	—	1	—
Other commercial real estate	429	—	3,217	—
Commercial	212	1	654	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	665	3	551	2
Home equity	12	—	12	—
Other consumer	—	—	—	—

Total
Commercial real estate	2,533	14	8,746	52
Commercial and industrial	1,061	2	1,401	4
Residential real estate	2,212	15	2,592	18
Consumer	12	—	12	—
Total impaired loans	$5,818	$31	$12,751	$74

Business Activities Loans

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,427	14	5,466	56
Commercial	732	2	792	7
Agricultural	101	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	1,581	25	2,089	47
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	208	—	2	—
Other commercial real estate	452	—	2,972	29
Commercial	97	2	497	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	681	9	540	7
Home equity	12	—	13	—
Other consumer	—	—	—	—

Total
Commercial real estate	2,087	14	8,440	85
Commercial and industrial	930	4	1,289	7
Residential real estate	2,262	34	2,629	54
Consumer	12	—	13	—
Total impaired loans	$5,291	$52	$12,371	$146

Acquired Loans

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,566	—	88	—
Commercial	264	—	395	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	519	—	702	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	—	—	—	—
Other commercial real estate	782	3	165	—
Commercial	67	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	420	—	352	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	2,348	3	253	—
Commercial and industrial	331	—	395	—
Residential real estate	939	—	1,054	—
Consumer	—	—	—	—
Total impaired loans	$3,618	$3	$1,702	$—

Acquired Loans

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,097	—	89	—
Commercial	318	—	429	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	541	—	593	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	—	—	—	—
Other commercial real estate	639	3	123	—
Commercial	75	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	432	—	361	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	1,736	3	212	—
Commercial and industrial	393	—	429	—
Residential real estate	973	—	954	—
Consumer	—	—	—	—
Total impaired loans	$3,102	$3	$1,595	$—

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2020 and 2019, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Three Months Ended September 30, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands, except modifications)	Modifications	Investment	Investment
Troubled Debt Restructurings
Agricultural	1	$86	$86
Total	1	$86	$86

	Three Months Ended September 30, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands, except modifications)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	4	$268	$267
Agricultural	1	141	141
Residential mortgages	2	399	342
Total	7	$808	$750

	Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands, except modifications)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	1	$54	$247
Other commercial	3	41	162
Agricultural	1	86	86
Home equity	1	26	24
Other consumer	1	9	9
Total	7	$216	$528

	Nine Months Ended September 30, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(in thousands, except modifications)	Modifications	Investment	Investment
Troubled Debt Restructurings
Other commercial real estate	9	$543	$529
Other commercial	4	168	91
Agricultural	1	141	141
Residential mortgages	11	1,133	1,034
Total	25	$1,985	$1,795

The following tables summarize the types of loan concessions made for the periods presented:

	Three Months Ended September 30,
	2020		2019
		Post-Modification		Post-Modification
		Outstanding		Outstanding
	Number of	Recorded	Number of	Recorded
(in thousands, except modifications)	Modifications	Investment	Modifications	Investment
Troubled Debt Restructurings
Interest only payments	—	$—	2	$90
Forbearance	—	—	1	141
Forbearance and interest only payments	—	—	2	176
Forbearance, amortization and maturity concession	—	—	2	343
Maturity concession	1	86	—	—
Total	1	$86	7	$750

	Nine Months Ended September 30,
	2020		2019
		Post-Modification		Post-Modification
		Outstanding		outstanding
	Number of	Recorded	Number of	Recorded
(in thousands, except modifications)	Modifications	Investment	Modifications	Investment
Troubled Debt Restructurings
Interest only payments	—	$—	2	$90
Interest only payments and maturity concession	—	—	2	73
Interest rate, forbearance and maturity concession	4	409	—	—
Amortization and maturity concession	—	—	4	273
Amortization, interest rate and maturity concession	—	—	1	77
Forbearance	—	—	3	253
Forbearance and interest only payments	1	24	5	331
Forbearance, amortization and maturity concession	—	—	7	640
Maturity concession	2	95	—	—
Other	—	—	1	58
Total	7	$528	25	$1,795

For the three and nine months ended September 30, 2020, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

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

The Company modified 588 commercial loans totaling $375.0 million and 564 residential loans totaling $98.5 million. As of September 30, 2020 total outstanding deferrals were $78.7 million, which primarily consist of interest only forbearance.  Outstanding deferrals consisted of 110 commercial loans totaling $74.1 million and 86 residential loans totaling $4.6 million.

Foreclosure

As of September 30, 2020 and December 31, 2019, the Company maintained bank-owned residential real estate with a fair value of $1.9 million. Additionally, residential mortgage loans collateralized by real estate that are in the process of foreclosure as of September 30, 2020 and December 31, 2019 totaled $917 thousand and $810 thousand, respectively.

Mortgage Banking

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

Servicing rights activity during the three and nine months ended September 30, 2020 and 2019, included in other assets, was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of year	$2,939	$2,941	$3,001	$3,086
Acquired	—	—	—	—
Additions	515	106	796	213
Amortization	(220)	(138)	(563)	(390)
Balance at end of year	$3,234	$2,909	$3,234	$2,909

Total residential loans included held for sale loans of $23.7 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively.

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

Activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 are, as follows:

Business Activities Loans	At or for the Three Months Ended September 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$8,416	$3,241	$3,945	$376	$15,978
Charged-off loans	(266)	(4)	—	(146)	(416)
Recoveries on charged-off loans	12	14	—	6	32
Provision for loan losses	1,265	269	104	143	1,781
Balance at end of period	$9,427	$3,520	$4,049	$379	$17,375
Individually evaluated for impairment	343	243	45	1	632
Collectively evaluated	9,084	3,277	4,004	378	16,743
Total	$9,427	$3,520	$4,049	$379	$17,375

Business Activities Loans	At or for the Nine Months Ended September 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$7,668	$3,608	$3,402	$379	$15,057
Charged-off loans	(1,036)	(307)	(21)	(335)	(1,699)
Recoveries on charged-off loans	90	16	—	5	111
Provision for loan losses	2,705	203	668	330	3,906
Balance at end of period	$9,427	$3,520	$4,049	$379	$17,375
Individually evaluated for impairment	343	243	45	1	632
Collectively evaluated	9,084	3,277	4,004	378	16,743
Total	$9,427	$3,520	$4,049	$379	$17,375

Acquired Loans	At or for the Three Months Ended September 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$401	$12	$118	$—	$531
Charged-off loans	—	(20)	—	(3)	(23)
Recoveries on charged-off loans	2	—	1	2	5
Provision (release) for loan losses	(3)	20	1	1	19
Balance at end of period	$400	$12	$120	$—	$532
Individually evaluated for impairment	297	7	52	—	356
Collectively evaluated	103	5	68	—	176
Total	$400	$12	$120	$—	$532

Acquired Loans	At or for the Nine Months Ended September 30, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$147	$6	$143	$—	$296
Charged-off loans	(101)	(53)	(11)	(6)	(171)
Recoveries on charged-off loans	19	9	12	8	48
Provision (release) for loan losses	335	50	(24)	(2)	359
Balance at end of period	$400	$12	$120	$—	$532
Individually evaluated for impairment	297	7	52	—	356
Collectively evaluated	103	5	68	—	176
Total	$400	$12	$120	$—	$532

Business Activities Loans	At or for the Three Months Ended September 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$7,206	$2,748	$3,942	$394	$14,290
Charged-off loans	—	—	(108)	(55)	(163)
Recoveries on charged-off loans	1	62	36	1	100
Provision (release) for loan losses	956	63	(111)	(94)	814
Balance at end of period	$8,163	$2,873	$3,759	$246	$15,041
Individually evaluated for impairment	990	240	66	1	1,297
Collectively evaluated	7,173	2,633	3,693	245	13,744
Total	$8,163	$2,873	$3,759	$246	$15,041

Business Activities Loans	At or for the Nine Months Ended September 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(57)	(13)	(110)	(129)	(309)
Recoveries on charged-off loans	131	62	55	8	256
Provision (release) for loan losses	1,278	444	(168)	(41)	1,513
Balance at end of period	$8,163	$2,873	$3,759	$246	$15,041
Individually evaluated for impairment	990	240	66	1	1,297
Collectively evaluated	7,173	2,633	3,693	245	13,744
Total	$8,163	$2,873	$3,759	$246	$15,041

Acquired Loans	At or for the Three Months Ended September 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$159	$22	$101	$—	$282
Charged-off loans	—	—	(52)	—	(52)
Recoveries on charged-off loans	—	—	—	3	3
Provision (release) for loan losses	(2)	(15)	99	(3)	79
Balance at end of period	$157	$7	$148	$—	$312
Individually evaluated for impairment	12	—	32	—	44
Collectively evaluated	145	7	116	—	268
Total	$157	$7	$148	$—	$312

Acquired Loans	At or for the Nine Months Ended September 30, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(15)	(222)	(5)	(242)
Recoveries on charged-off loans	—	—	—	3	3
Provision (releases) for loan losses	(16)	(13)	293	2	266
Balance at end of period	$157	$7	$148	$—	$312
Individually evaluated for impairment	12	—	32	—	44
Collectively evaluated	145	7	116	—	268
Total	$157	$7	$148	$—	$312

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

The following tables present the Company’s loans by risk rating at September 30, 2020 and December 31, 2019:

Business Activities Loans

Commercial Real Estate

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Grade:
Pass	$86,716	$31,057	$742,214	$646,886	$828,930	$677,943
Special mention	—	—	6,722	5,483	6,722	5,483
Substandard	—	330	15,981	11,974	15,981	12,304
Doubtful	211	—	554	1,708	765	1,708
Total	$86,927	$31,387	$765,471	$666,051	$852,398	$697,438

Acquired Loans

Commercial Real Estate

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Grade:
Pass	$1,878	$2,412	$180,602	$218,491	$182,480	$220,903
Special mention	—	12	1,508	2,261	1,508	2,273
Substandard	313	479	7,411	9,400	7,724	9,879
Doubtful	—	—	1,525	168	1,525	168
Total	$2,191	$2,903	$191,046	$230,320	$193,237	$233,223

Business Activities Loans

Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Grade:
Pass	$362,351	$221,329	$16,744	$18,940	$41,951	$66,860	$421,046	$307,129
Special mention	4,066	2,744	200	298	—	—	4,266	3,042
Substandard	14,430	14,866	489	780	—	—	14,919	15,646
Doubtful	665	753	225	—	—	—	890	753
Total	$381,512	$239,692	$17,658	$20,018	$41,951	$66,860	$441,121	$326,570

Acquired Loans

Commercial and Industrial

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Grade:
Pass	$54,667	$51,184	$21	$58	$24,375	$37,407	$79,063	$88,649
Special mention	421	5,432	—	—	—	—	421	5,432
Substandard	1,255	2,115	135	148	—	36	1,390	2,299
Doubtful	515	341	—	—	—	—	515	341
Total	$56,858	$59,072	$156	$206	$24,375	$37,443	$81,389	$96,721

Business Activities Loans

Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Performing	$691,902	$737,325	$57,894	$58,753	$9,202	$11,146	$758,998	$807,224
Nonperforming	3,864	3,362	450	615	15	21	4,329	3,998
Total	$695,766	$740,687	$58,344	$59,368	$9,217	$11,167	$763,327	$811,222

Acquired Loans

Residential Real Estate and Consumer Loans

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Performing	$320,772	$407,811	$50,059	$62,504	$1,249	$1,707	$372,080	$472,022
Nonperforming	4,668	3,359	471	529	—	8	5,139	3,896
Total	$325,440	$411,170	$50,530	$63,033	$1,249	$1,715	$377,219	$475,918

The following table summarizes total classified and criticized loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Business			Business
(in thousands)	Activities Loans	Acquired Loans	Total	Activities Loans	Acquired Loans	Total
Non-accrual	$7,763	$6,645	$14,408	$8,354	$3,196	$11,550
Substandard accruing	29,121	9,648	38,769	26,055	13,387	39,442
Total classified	36,884	16,293	53,177	34,409	16,583	50,992
Special mention	10,988	1,929	12,917	8,525	7,705	16,230
Total Criticized	$47,872	$18,222	$66,094	$42,934	$24,288	$67,222

NOTE 5.               BORROWED FUNDS

Borrowed funds at September 30, 2020 and December 31, 2019 are summarized, as follows:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$41,672	1.69%	$303,286	1.83%
Other borrowings	30,048	0.60	44,832	0.99
Total short-term borrowings	71,720	1.20	348,118	1.73
Long-term borrowings
Advances from the FHLB	182,609	1.73	123,278	1.93
Advances from the FRB PPPLF	131,143	0.35	—	—
Subordinated borrowings	59,920	4.48	59,920	5.53
Total long-term borrowings	373,672	1.69	183,198	2.87
Total	$445,392	1.60%	$531,316	2.11%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2020 and December 31, 2019.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2020, the Company’s available secured line of credit at the FRB was $81.1 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no outstanding advances with the FRB for the periods ended September 30, 2020 December 31, 2019.

On April 15, 2020, the FRB provided a Paycheck Protection Program Lending Facility (“PPPLF”) that the Company used to fund most of its PPP loans totaling $131.1 million as of September 30, 2020.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of September 30, 2020 and December 31, 2019. There was no outstanding balance on the line of credit as of September 30, 2020 and December 31, 2019.

Long-term FHLB advances consist of advances with a maturity of more than one year. Callable advances as of September 30, 2020 were $2.0 million, as of December 31, 2019 there were no callable advances. As of September 30, 2020 and December 31, 2019 there were $309 thousand and $316 thousand of amortizing advances, respectively. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2020 is, as follows:

	September 30, 2020
		Weighted Average
(in thousands, except rates)	Carrying Value	Rate
Fixed rate advances maturing:
2020	$1,000	1.65%
2021	40,672	1.69
2022	75,000	1.87
2023	80,000	1.77
2024	7,300	1.16
2025 and thereafter	20,309	1.25
Total FHLB advances	$224,281	1.72%

On November 26, 2019, the Company executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.625% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. Netted with subordinated borrowings is amortized subordinated debt issuance costs of $700 thousand as of September 30, 2020.

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

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2020	December 31, 2019
Time less than $100,000	$497,403	$600,747
Time $100,000 through $250,000	192,243	225,505
Time $250,000 or more	123,863	106,383
Total time deposits	$813,509	$932,635

At September 30, 2020 and December 31, 2019, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2020	December 31, 2019
Within 1 year	$635,798	$555,074
Over 1 year to 2 years	111,500	287,934
Over 2 years to 3 years	29,392	51,444
Over 3 years to 4 years	27,598	31,262
Over 4 years to 5 years	9,216	6,883
Over 5 years	5	38
Total	$813,509	$932,635

Included in time deposits are brokered deposits of $327.2 million and $526.9 million at September 30, 2020 and December 31, 2019, respectively. Also included in time deposits are reciprocal deposits of $127.4 million and $64.1 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

		Regulatory		Regulatory
	September 30,	Minimum to be	December 31,	Minimum to be
	2020	"Well-Capitalized"	2019	"Well-Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	13.32%	10.50%	13.61%	10.50%
Common equity tier 1 capital to risk-weighted assets	10.29	7.00	10.57	7.00
Tier 1 capital to risk-weighted assets	11.08	8.50	11.39	8.50
Tier 1 capital to average assets	8.14	5.00	8.13	5.00

Bank
Total capital to risk-weighted assets	13.03%	10.50%	12.42%	10.50%
Common equity tier 1 capital to risk-weighted assets	12.33	7.00	11.79	7.00
Tier 1 capital to risk-weighted assets	12.33	8.50	11.79	8.50
Tier 1 capital to average assets	9.06	5.00	8.39	5.00

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

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income is, as follows:

(in thousands)	September 30, 2020	December 31, 2019
Other accumulated comprehensive income, before tax:
Net unrealized gain on AFS securities	$15,264	$7,342
Net unrealized loss on hedging derivatives	(1,461)	(718)
Net unrealized loss on post-retirement plans	(1,512)	(1,512)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(3,583)	(1,793)
Net unrealized loss on hedging derivatives	342	237
Net unrealized loss on post-retirement plans	355	355
Accumulated other comprehensive income	$9,405	$3,911

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$351	$(82)	$269
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	351	(82)	269

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	805	(190)	615
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	805	(190)	615

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$1,156	$(272)	$884

Three Months Ended September 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$3,357	$(784)	$2,573
Less: reclassification adjustment for gains (losses) realized in net income	157	(37)	120
Net unrealized gain on AFS securities	3,200	(747)	2,453

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(370)	85	(285)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(370)	85	(285)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$2,830	$(662)	$2,168

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,408	$(2,146)	$7,262
Less: reclassification adjustment for gains (losses) realized in net income	1,486	(355)	1,131
Net unrealized gain on AFS securities	7,922	(1,791)	6,131

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(833)	196	(637)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on derivative hedges	(833)	196	(637)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$7,089	$(1,595)	$5,494

Nine Months Ended September 30, 2019
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$21,903	$(5,118)	$16,785
Less: reclassification adjustment for gains realized in net income	157	(37)	120
Net unrealized gain on AFS securities	21,746	(5,081)	16,665

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(2,372)	554	(1,818)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(2,372)	554	(1,818)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$19,374	$(4,527)	$14,847

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and nine months ended September 30, 2020 and 2019:

	Net unrealized	Net loss on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended September 30, 2020
Balance at beginning of period	$11,412	$(1,734)	$(1,157)	$8,521
Other comprehensive gain before reclassifications	269	615	—	884
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	269	615	—	884
Balance at end of period	$11,681	$(1,119)	$(1,157)	$9,405

Three Months Ended September 30, 2019
Balance at beginning of period	$5,547	$(3,782)	$(888)	$(5,628)
Other comprehensive gain (loss) before reclassifications	2,573	(285)	—	2,288
Less: amounts reclassified from accumulated other comprehensive income	120	—	—	120
Total other comprehensive income (loss)	2,453	(285)	—	2,168
Balance at end of period	$8,000	$(4,067)	$(888)	$3,045

Nine Months Ended September 30, 2020
Balance at beginning of period	$5,550	$(482)	$(1,157)	$3,911
Other comprehensive gain (loss) before reclassifications	7,262	(637)	—	6,625
Less: amounts reclassified from accumulated other comprehensive income	1,131	—	—	1,131
Total other comprehensive income (loss)	6,131	(637)	—	5,494
Balance at end of period	$11,681	$(1,119)	$(1,157)	$9,405

Nine Months Ended September 30, 2019
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive gain (loss) before reclassifications	16,785	(1,818)	—	14,967
Less: amounts reclassified from accumulated other comprehensive income	120	—	—	120
Total other comprehensive income (loss)	16,665	(1,818)	—	14,847
Balance at end of period	$8,000	$(4,067)	$(888)	$3,045

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2020	2019	2020	2019	Net Income is Presented
Net realized gains on AFS securities:
Before tax(1)	$—	$157	$1,486	$157	Non-interest income
Tax effect	—	(37)	(355)	(37)	Tax expense
Total reclassifications for the period	$—	$120	$1,131	$120	Net of tax
(1)	Net realized gains before tax include gross realized gains $1.5 million and realized losses of $22 thousand for the nine months ended September 30, 2020 and gross realized gains of $716 thousand and realized losses of $559 thousand for the three and nine months ended September 30, 2019.

..

NOTE 8.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2020	2019	2020	2019
Net income	$8,402	$5,015	$24,604	$18,413

Average number of basic common shares outstanding	15,079,413	15,547,276	15,358,803	15,536,414
Plus: dilutive effect of stock options and awards outstanding(1)	23,421	34,027	23,063	45,282
Average number of diluted common shares outstanding	15,102,834	15,581,303	15,381,866	15,581,696

Earnings per share:
Basic	$0.56	$0.32	$1.60	$1.19
Diluted	$0.56	$0.32	$1.60	$1.18
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$125,000	4.1	$(6,835)	Other liabilities
Total cash flow hedges	125,000	4.1	(6,835)

Fair value hedges:
Interest rate swap on securities	37,190	8.7	3,445	Other assets
Total fair value hedges	37,190	8.7	3,445

Economic hedges:
Forward sale commitments	47,739	0.2	(87)	Other liabilities
Customer Loan Swaps-MNA Counterparty	189,244	7.1	(16,965)	Other liabilities
Customer Loan Swaps-RPA Counterparty	103,391	7.8	(11,071)	Other liabilities
Customer Loan Swaps-Customer	292,635	7.4	28,036	Other assets
Total economic hedges	633,009		(87)

Non-hedging derivatives:
Interest rate lock commitments	27,730	0.1	24	Other assets
Total non-hedging derivatives	27,730	0.1	24

Total	$822,929		$(3,453)

	December 31, 2019
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$100,000	4.6	$(1,311)	Other liabilities
Total cash flow hedges	100,000		(1,311)

Fair value hedges:
Interest rate swap on securities	37,190	9.6	593	Other liabilities
Total fair value hedges	37,190		593

Economic hedges:
Forward sale commitments	11,228	0.1	(84)	Other liabilities
Customer Loan Swaps-MNA Counterparty	135,598	7.5	(4,669)	(1)
Customer Loan Swaps-RPA Counterparty	69,505	8.8	(3,377)	(1)
Customer Loan Swaps-Customer	205,103	8.1	8,046	(1)
Total economic hedges	421,434		(84)

Non-hedging derivatives:
Interest rate lock commitments	21,748	0.1	59	Other assets
Total non-hedging derivatives	21,748		59

Total	$580,372		$(743)
(1)	Customer loan derivatives are subject to MNA or RPA arrangements with financial institution counterparties, thus assets and liabilities with the counterparty were previously netted for financial statement presentation.

As of September 30, 2020 and December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets (Liabilities)	Carrying Amount
September 30, 2020
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$42,564	$5,374

December 31, 2019
Fair value hedges:
Interest rate swap on securities	Securities Available for Sale	$39,026	$523

Information about derivative assets and liabilities for September 30, 2020 and December 31, 2019, follows:

	Nine Months Ended September 30, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(5,231)	Interest expense	$—	Interest expense	$(642)
Total cash flow hedges	(5,231)		—		(642)

Fair value hedges:
Interest rate swap on securities	4,113	Interest income	—	Interest income	(145)
Total fair value hedges	4,113		—		(145)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(3)
Total economic hedges	—		—		(3)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other income	(35)
Total non-hedging derivatives	—		—		(35)

Total	$(1,118)		$—		$(825)

	Years Ended December 31, 2019
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)		Amount of
	Recognized in		Reclassified	Location of	Gain (Loss)
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Recognized
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Acquisition, restructuring, and other expenses	$3,156	Interest expense	$(603)
Interest rate cap agreements	2,291	Interest expense	—	Interest expense	(2)
Total cash flow hedges	2,291		3,156		(605)

Fair value hedges:
Interest rate swap on securities	(523)	Interest income	—	Interest expense	7
Total economic hedges	(523)		—		7

Economic hedges:
Forward commitments	—	Other income	—	Other income	(84)
Total economic hedges	—		—		(84)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	52
Total non-hedging derivatives	—		—		52

Total	$1,768		$3,156		$(630)

Cash flow hedges

Interest rate swaps on wholesale funding

In March and November 2019 and April 2020, the Company entered into interest rate swaps on wholesale borrowings (the "SWAPS") to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  Under the terms of the agreement, the Company has two swaps each with a $50.0 million notional amount and pays a fixed interest rate of 2.46% and 1.53% respectively and one swap with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays the Company interest on the three-month LIBOR rate. The Company designated the swap as a cash flow hedge.

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

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $30.5 million with counterparties.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of September 30, 2020
Customer Loan Derivatives:
MNA counterparty	$(16,965)	$16,965	$30,450	$—
RPA counterparty	(11,071)	11,071	—	—
Total	$(28,036)	$28,036	$30,450	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2019
Customer Loan Derivatives:
MNA counterparty	$(4,669)	$4,669	$10,700	$—
RPA counterparty	(3,377)	3,377	—	—
Total	$(8,046)	$8,046	$10,700	$—

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$235,172	$—	$235,172
US Government agency	—	95,785	—	95,785
Private label	—	19,603	—	19,603
Obligations of states and political subdivisions thereof	—	154,157	—	154,157
Corporate bonds	—	99,812	—	99,812
Derivative assets	—	31,481	24	31,505
Derivative liabilities	—	(34,871)	(87)	(34,958)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$321,969	$—	$321,969
US Government agency	—	99,661	—	99,661
Private label	—	19,533	—	19,533
Obligations of states and political subdivisions thereof	—	142,006	—	142,006
Corporate bonds	—	80,061	—	80,061
Derivative assets	—	6,791	59	6,850
Derivative liabilities	—	(8,102)	(84)	(8,186)

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2020:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended September 30, 2020
Balance at beginning of period	$63	$(126)
Realized (loss) gain recognized in non-interest income	(39)	39
Balance at end of period	$24	$(87)

Nine Months Ended September 30, 2020
Balance at beginning of period	$59	$(84)
Realized loss recognized in non-interest income	(35)	(3)
Balance at end of period	$24	$(87)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value	Fair Value
(in thousands,	September 30,	December 31,	Valuation	Unobservable	Unobservable
except ratios)	2020	2019	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$24	$59	Historical trend	Closing Ratio	90%
			Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(87)	(84)	Quoted prices for similar loans in active markets.	Freddie Mac pricing system	Pair-off contract price
Total	$(63)	$(25)

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

					Fair Value
			Three Months Ended	Nine Months Ended	Measurement Date as of
	Sep 30, 2020	Dec 31, 2019	September 30, 2020	September 30, 2020	September 30, 2020
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Impaired loans	$9,617	$9,625	$(6)	$(8)	September 2020
Capitalized servicing rights	3,234	4,301	323	(1,067)	September 2020
Other real estate owned	1,983	2,236	(335)	(253)	September 2020
Premises held for sale	1,764	1,764	—	—	September 2019
Total	$16,598	$17,926	$(18)	$(1,328)

There are no liabilities measured at fair value on a non-recurring basis in 2020 and 2019.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands,	Fair Value			Range
except ratios)	Sep 30, 2020	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$7,071	Fair value of collateral-appraised value	Loss severity	0% to 53%
			Appraised value	$0 to $1,730

Impaired loans	2,546	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$21 to $1,002

Capitalized servicing rights	3,234	Discounted cash flow	Constant prepayment rate (CPR)	16.73%
			Discount rate	10.05%

Other real estate owned	1,983	Fair value of collateral less selling costs	Appraised value	$2,000
			Selling Costs	6%

Premises held for sale(b)	1,764	Fair value of asset less selling costs	Appraised value	$136 to $527
			Selling Costs	6%
Total	$16,598
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(b)	The carrying value of premises held for sale was $1.8 million as of September 30, 2020.

(in thousands,	Fair Value			Range
except ratios)	Dec 31, 2019	Valuation Techniques	Unobservable Inputs	(Weighted Average)(a)
Assets
Impaired loans	$6,137	Fair value of collateral-appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,488	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,002

Capitalized servicing rights	4,301	Discounted cash flow	Constant prepayment rate (CPR)	9.95%
			Discount rate	10.07%

Other real estate owned	2,236	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling Costs	10% to 20%

Premises held for sale(b)	1,764	Fair value of asset less selling costs	Appraised value	$136 to $527
			Selling Costs	6%
Total	$17,926
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(b)	The carrying value of premises held for sale was $1.8 million as of December 31, 2019.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2020 and December 31, 2019.

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

	September 30, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$215,657	$215,657	$215,657	$—	$—
Securities available for sale	604,529	604,529	—	604,529	—
FHLB stock	13,975	13,975	—	13,975	—
Net loans	2,690,784	2,672,882	—	—	2,672,882
Accrued interest receivable	3,171	3,171	—	3,171	—
Cash surrender value of bank-owned life insurance policies	77,388	77,388	—	77,388	—
Derivative assets	31,505	31,505	—	31,481	24

Financial Liabilities
Non-maturity deposits	$2,121,406	$2,037,099	$—	$2,037,099	$—
Time deposits	813,509	805,783	—	805,783	—
Securities sold under agreements to repurchase	30,048	30,048	—	30,048	—
FHLB advances	224,282	229,413	—	229,413	—
FRB PPPLF	131,236	131,141	—	131,141	—
Subordinated borrowings	59,920	59,920	—	59,920	—
Derivative liabilities	34,958	34,958	—	34,871	87

	December 31, 2019
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$56,910	$56,910	$56,910	$—	$—
Securities available for sale	663,230	663,230	—	663,230	—
FHLB stock	20,679	20,679	—	20,679	—
Net loans	2,625,739	2,634,147	—	—	2,634,147
Accrued interest receivable	3,294	3,294	—	3,294	—
Cash surrender value of bank-owned life insurance policies	75,863	75,863	—	75,863	—
Derivative assets	6,850	6,850	—	6,791	59

Financial Liabilities
Non-maturity deposits	$1,763,116	$1,751,481	$—	$1,751,481	$—
Time deposits	932,635	932,886	—	932,886	—
Short-term other borrowings	44,832	44,831	—	44,831	—
FHLB advances	426,564	425,989	—	425,989	—
Subordinated borrowings	59,920	59,920	—	59,920	—
Derivative liabilities	8,186	8,186	—	8,102	84

NOTE 11.           REVENUE FROM CONTRACTS WITH CUSTOMER

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Major Products/Service Lines
Trust management fees	$3,256	$2,737	$9,194	$8,055
Financial services fees	276	276	867	781
Interchange fees	1,709	1,323	4,910	3,567
Customer deposit fees	937	1,112	2,836	3,046
Other customer service fees	240	118	691	723
Total	$6,418	$5,566	$18,497	$16,172

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,133	$2,839	$9,026	$7,874
Products and services transferred over time	3,285	2,727	9,471	8,298
Total	$6,418	$5,566	$18,497	$16,172

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

	Balance at	Balance at
(in thousands)	September 30, 2020	December 31, 2019
Balances from contracts with customers only:
Other Assets	$1,311	$1,236
Other Liabilities	2,918	3,114

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

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities as of September 30, 2020:

(in thousands)		September 30, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,617	$9,623

Lease Liabilities
Operating lease liabilities	Other liabilities	10,881	9,651

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

The following table presents the weighted average lease term and discount rate of the Company’s leases:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	9.04	8.96

Weighted-average discount rate
Operating leases	3.15%	3.27%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Lease Costs
Operating lease cost	$344	$988
Variable lease cost	59	177
Total lease cost	$403	$1,165

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 are, as follows:

(in thousands)	Operating Leases
Twelve Months Ended:
September 30, 2021	$1,375
September 30, 2022	1,404
September 30, 2023	1,410
September 30, 2024	1,413
September 30, 2025	1,221
Thereafter	7,444
Total future minimum lease payments	14,267
Amounts representing interest	(3,386)
Present value of net future minimum lease payments	$10,881

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

Bar Harbor Bankshares is the parent of Bar Harbor Bank & Trust, which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a true community bank providing exceptional commercial, retail, and wealth management banking services from over 50 locations. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

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

Shown below is a profile of the Company as of September 30, 2020:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
PER SHARE DATA
Net earnings, diluted	$0.56	$0.32	$1.60	$1.18
Adjusted earnings, diluted(1)	0.61	0.47	1.66	1.35
Total book value	27.09	25.37	27.09	25.37
Tangible book value(1)	18.56	18.49	18.56	18.49
Market price at period end	20.55	24.93	20.55	24.93
Dividends	0.22	0.22	0.66	0.64

PERFORMANCE RATIOS(2)
Return on assets	0.88%	0.55%	0.87%	0.68%
Adjusted return on assets(1)	0.96	0.80	0.91	0.77
Return on equity	8.22	5.04	8.09	6.37
Adjusted return on equity(1)	8.98	7.36	8.41	7.25
Adjusted return on tangible equity(1)	13.36	10.31	12.54	10.25
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.98	2.75	3.01	2.72
Net interest margin (FTE), excluding purchased loan accretion(3)	2.92	2.65	2.93	2.63
Efficiency ratio(1)	59.47	65.02	61.62	65.83

GROWTH (Year-to-date)(1)
Total commercial loans	27%	11%	27%	11%
Total loans	3	5	3	5
Total deposits	12	1	12	1

FINANCIAL DATA (In millions)
Total assets	$3,860	$3,612	$3,860	$3,612
Total earning assets(4)	3,312	3,270	3,312	3,270
Total investments	619	703	619	703
Total loans	2,709	2,577	2,709	2,577
Allowance for loan losses	18	15	18	15
Total goodwill and intangible assets	127	107	127	107
Total deposits	2,935	2,494	2,935	2,494
Total shareholders' equity	404	394	404	394
Net income	8	5	25	18
Adjusted income(1)	9	7	26	21

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (annualized)/average loans	0.06%	0.02%	0.08%	0.02%
Allowance for loan losses/total loans	0.66	0.60	0.66	0.60
Loans/deposits	92	103	92	103
Shareholders' equity to total assets	10.48	10.92	10.48	10.92
Tangible shareholders' equity to tangible assets(1)	7.42	8.20	7.42	8.20
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying quarterly growth rates as of September 30, 2020 on an annualized basis:

LOAN ANALYSIS

						Annualized Growth %
						September 30, 2020
(in thousands, except ratios)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Quarter To Date	Year To Date
Commercial real estate	$1,045,635	$982,070	$948,178	$930,661	$923,773	26%	16%
Commercial and industrial	456,184	472,524	321,605	318,988	301,590	(14)	57
Total commercial loans	1,501,819	1,454,594	1,269,783	1,249,649	1,225,363	13	27
Residential real estate	1,021,206	1,083,708	1,132,328	1,151,857	1,143,452	(23)	(15)
Consumer	119,340	124,197	128,120	135,283	107,375	(16)	(16)
Tax exempt and other	66,326	66,918	104,752	104,303	101,116	(4)	(49)
Total loans	$2,708,691	$2,729,417	$2,634,983	$2,641,092	$2,577,306	(3)%	3%

DEPOSIT ANALYSIS

						Annualized Growth %
						September 30, 2020
(in thousands, except ratios)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Quarter To Date	Year To Date
Demand	$515,064	$504,325	$400,410	$414,534	$380,707	9%	32%
NOW	706,048	642,908	578,320	575,809	490,315	39	30
Savings	511,938	466,668	423,345	388,683	360,570	39	42
Money market	388,356	402,835	404,385	384,090	359,328	(14)	1
Total non-maturity deposits	2,121,406	2,016,736	1,806,460	1,763,116	1,590,920	21	27
Total time deposits	813,509	678,126	844,097	932,635	902,665	80	(17)
Total deposits	$2,934,915	$2,694,862	$2,650,557	$2,695,751	$2,493,585	36%	12%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2020			2019
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Commercial real estate	$1,012,194	$9,691	3.81%	$900,568	$10,750	4.74%
Commercial and industrial	531,339	5,463	4.09	410,453	4,947	4.78
Residential	1,060,084	9,886	3.71	1,154,552	11,293	3.88
Consumer	121,248	1,042	3.42	109,562	1,418	5.13
Total loans (1)	2,724,865	26,082	3.81	2,575,135	28,408	4.38
Securities and other (2)	627,162	4,808	3.05	732,925	6,356	3.44
Total earning assets	3,352,027	30,890	3.67%	3,308,060	34,764	4.17%
Other assets	462,383			333,896
Total assets	$3,814,410			$3,641,956

Liabilities
NOW	$677,706	$243	0.14%	$487,506	$621	0.51%
Savings	488,508	157	0.13	359,242	193	0.21
Money market	396,351	163	0.16	338,013	1,168	1.37
Time deposits	777,424	3,307	1.69	947,949	5,161	2.16
Total interest bearing deposits	2,339,989	3,870	0.66	2,132,710	7,143	1.33
Borrowings	481,687	1,941	1.60	708,222	4,674	2.62
Total interest bearing liabilities	2,821,676	5,811	0.82%	2,840,932	11,817	1.65%
Non-interest bearing demand deposits	507,844			368,100
Other liabilities	78,072			37,975
Total liabilities	3,407,592			3,247,007

Total shareholders' equity	406,818			394,949

Total liabilities and shareholders' equity	$3,814,410			$3,641,956

Net interest spread			2.85%			2.52%
Net interest margin			2.98			2.75
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Nine Months Ended September 30,
	2020			2019
	Average			Average
(in thousands, except ratios)	Balance	Interest (3)	Yield/Rate (3)	Balance	Interest (3)	Yield/Rate (3)
Assets
Commercial real estate	$972,330	$29,895	4.11%	$859,613	$30,480	4.74%
Commercial and industrial	493,314	15,768	4.27	410,350	14,662	4.78
Residential	1,103,442	31,386	3.80	1,157,923	33,941	3.92
Consumer	126,189	3,929	4.16	111,274	4,333	5.21
Total loans (1)	2,695,275	80,978	4.01	2,539,160	83,416	4.39
Securities and other (2)	643,978	15,882	3.29	761,234	19,389	3.41
Total earning assets	3,339,253	96,860	3.87%	3,300,394	102,805	4.16%
Other assets	424,118			335,883
Total assets	$3,763,371			$3,636,277

Liabilities
NOW	$622,702	$1,021	0.22%	$472,542	$1,764	0.50%
Savings	451,952	587	0.17	353,117	545	0.21
Money market	393,702	1,511	0.51	337,822	3,521	1.39
Time deposits	813,442	11,318	1.86	925,508	14,505	2.10
Total interest bearing deposits	2,281,798	14,437	0.85	2,088,989	20,335	1.30
Borrowings	547,557	7,149	1.74	751,016	15,232	2.71
Total interest bearing liabilities	2,829,355	21,586	1.02%	2,840,005	35,567	1.67%
Non-interest bearing demand deposits	464,476			377,014
Other liabilities	63,226			32,676
Total liabilities	3,357,057			3,249,695

Total shareholders' equity	406,314			386,582

Total liabilities and shareholders' equity	$3,763,371			$3,636,277

Net interest spread			2.86%			2.49%
Net interest margin			3.01			2.72

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Calculations	2020	2019	2020	2019
GAAP net income		$8,402	$5,015	$24,604	$18,413
Plus (less):
Gain on sale of securities, net		—	(157)	(1,486)	(157)
Loss on sale of premises and equipment, net		—	—	90	21
Loss on other real estate owned		335	146	366	146
Loss on debt extinguishment		—	—	1,351	—
Acquisition, restructuring and other expenses		691	3,039	952	3,319
Income tax expense(1)		(245)	(720)	(304)	(792)
Total adjusted income(2)	(A)	$9,183	$7,323	$25,573	$20,950

GAAP net interest income	(B)	$24,665	$22,445	$73,818	$65,706
Plus: Non-interest income		10,102	7,643	28,233	21,263
Total Revenue		34,767	30,088	102,051	86,969
Less: Gain on sale of securities, net		—	(157)	(1,486)	(157)
Total adjusted revenue(2)	(C)	$34,767	$29,931	$100,565	$86,812

GAAP total non-interest expense		$22,419	$23,400	$67,044	$62,930
Less: Loss on sale of premises and equipment, net		—	—	(90)	(21)
Less: Loss on other real estate owned		(335)	(146)	(366)	(146)
Less: Loss on debt extinguishment		—	—	(1,351)	—
Less: Acquisition, restructuring and other expenses		(691)	(3,039)	(952)	(3,319)
Adjusted non-interest expense(2)	(D)	$21,393	$20,215	$64,285	$59,444

(in millions)
Total average earning assets	(E)	$3,352	$3,308	$3,339	$3,300
Total average assets	(F)	3,814	3,642	3,763	3,636
Total average shareholders' equity	(G)	407	395	406	387
Total average tangible shareholders' equity(2)(3)	(H)	279	288	279	279
Total tangible shareholders' equity, period-end(2)(3)	(I)	277	287	277	287
Total tangible assets, period-end(2)(3)	(J)	3,732	3,506	3,732	3,506

(in thousands)
Total common shares outstanding, period-end	(K)	14,929	15,549	14,929	15,549
Average diluted shares outstanding	(L)	15,103	15,581	15,382	15,582

Adjusted earnings per share, diluted	(A/L)	$0.61	$0.47	$1.66	$1.35
Tangible book value per share, period-end(2)	(I/K)	18.56	18.49	18.56	18.49
Securities adjustment, net of tax(1)(4)	(M)	11,681	8,002	11,681	8,002
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	17.78	17.98	17.78	17.98
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.42	8.20	7.42	8.20

		Three Months Ended September 30,		Nine Months Ended September 30,
	Calculations	2020	2019	2020	2019
Performance ratios(5)
Return on assets		0.88%	0.55%	0.87%	0.68
Adjusted return on assets(2)	(A/F)	0.96	0.80	0.91	0.77
Return on equity		8.22	5.04	8.09	6.37
Adjusted return on equity(2)	(A/G)	8.98	7.36	8.41	7.25
Adjusted return on tangible equity(2)(6)	(A+Q)/H	13.36	10.31	12.54	10.25
Efficiency ratio(2)(7)	(D-O-Q)/(C+N)	59.47	65.02	61.62	65.83
Net interest margin(2)	(B+P)/E	2.98	2.75	3.01	2.72

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$570	$658	$1,935	$2,018
Franchise taxes included in non-interest expense	(O)	121	119	360	350
Tax equivalent adjustment for net interest margin	(P)	416	503	1,457	1,532
Intangible amortization	(Q)	256	207	768	621
(1)	Assumes a marginal tax rate of 23.87% in 2020. A marginal tax rate of 23.78% was used in 2019.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Adjusted return on tangible equity is computed by taking adjusted earnings divided by shareholders’ equity less the tax-effected amortization of intangible assets, assuming a marginal tax rate of 23.87% in 2020 and 23.78% in 2019.
(7)	Efficiency ratio is computed by dividing adjusted non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

FINANCIAL SUMMARY

The Company reported third quarter 2020 net income of $8.4 million or $0.56 per share compared to $5.0 million or $0.32 per share in the same quarter of 2019.  Adjusted earnings (non-GAAP measure) increased 30% to $9.2 million, or $0.61 per share in the third quarter 2020 compared to $7.3 million or $0.47 per share in the third quarter of 2019.

Financial highlights for the third quarter 2020 include the following, as compared to the third quarter of 2019 unless otherwise noted:

●	13% annualized growth in total commercial loans
●	92% loan to deposit ratio
●	2.98% net interest margin compared to 2.75%
●	32% increase in non-interest income
●	0.56% non-accruing loans to total loans, excluding Paycheck Protection Program (PPP) loans
●	0.88% return on assets compared to 0.55%; 0.96% core return on assets compared to 0.80% (non-GAAP)
●	59.5% efficiency ratio compared to 65.0%

As a direct result of well executed strategies, the Company expanded all key performance metrics on a year-over-year and prior quarter basis.  These strategies not only entailed expense and deleveraging initiatives, but also focused on increasing core deposits thus reducing overall funding costs, and expanding fee income.  Adjusted return on assets increased to 0.96% as the Company continues to achieve positive operating leverage with minimal reliance on accretion from PPP related fees.  Customer activity within the Company’s footprint has increased since state economies re-opened on a limited basis during the summer.  Branch operations have also rebounded compared to the first half of the year. The loan to deposit ratio improved to 92% as deposits continue to grow on relatively flat, total loan growth.  Given the current economic environment, the Company selectively grew commercial loans by 14% for the quarter, excluding PPP loans, and directed most mortgage production through the secondary market platform. The Company kept pace with the high demand of mortgage markets for new and refinanced loans, which resulted in four times the gains on loan sales compared to the same quarter 2019.  The Company continues to adhere to risk-based credit philosophies and profitability disciplines as evidenced by third quarter results. Excess liquidity generated during the quarter was used to pay down wholesale borrowings as part of on-going initiatives to de-lever and expand net interest margin.

The Company’s wealth management business continues to be a significant contributor to fee income, as well as a keystone for deepening customer relationships with $2.1 billion in assets under management.  Recently, the leadership and operations of the wealth management businesses was combined onto a common platform, which led to unified policies and best practices.  The Company is now working with regulators to bring both of its wealth management companies and brokerage teams under one name Bar Harbor Wealth Management. Bringing this business together under one brand was the logical next step as talent, engagement and culture is aligned.

The Company’s allowance for loan losses is well established to absorb any inherent losses in the portfolio and increased during the quarter on higher commercial loan growth. Steady allowance levels coupled with an extensive stress testing process reflects the quality of the Company’s credit culture as net charge-offs and past due accounts remain low.  Third quarter stress testing resulted in no significant risk-rating downgrades or changes to reserves.  While the hotel industry is a large credit exposure for the Company there has been minimal degradation as those borrowers are strong, proven operators with an average loan to value ratio of less than 60% for the segment. In addition, any individual hotel exposure with a loan to value ratio greater than 65% was specifically included in the stress testing.  The Company had a significant decrease in loans under COVID-related forbearance during the third quarter.  As of September 30, 2020 total outstanding deferrals were $78.7 million or 3% of total loans, which primarily consist of interest only forbearance.  Outstanding deferrals of residential loans totaled $4.6 million or less than ½ of a percent of the total residential portfolio.

The Company has supported its customers during the COVID-19 pandemic by originating approximately 1,900 PPP loans totaling $131.5 million.  Net unearned fees remaining on PPP loans at the end of the third quarter was $3.8 million and accretion will accelerate as the loans are reimbursed by the Small Business Administration (“SBA”).  Despite the significant challenges posed by the pandemic and related market conditions, the Company continues to maintain high levels of capital and liquidity, diversified revenue streams, strong credit performance and an exceptional core deposit base.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

Total assets were $3.9 billion at the end of the third quarter 2020 compared to $3.7 billion at year-end 2019. Asset quality metrics remain strong with an allowance for loan losses to total loans ratio of 0.66% compared to 0.58% as of year-end 2019. The loan to deposit ratio was 92% in the third quarter compared to 98% at year-end 2019.  The Company's tangible book value per share increased 10%, on an annualized basis, in the first nine months of 2020 from year-end 2019.

Securities

Securities totaled $618.5 million in the third quarter 2020 and $683.9 million at year-end 2019 representing 16% and 19% of total assets, respectively.  The decrease in security holdings reflects the Company’s deleveraging strategy to reduce borrowings and allow for the natural run-off of amortizing and maturing fixed rate investments.  Securities purchased in the first nine months of 2020 included $66.0 million of mortgage-backed securities guaranteed by US Government-sponsored enterprises, $31.2 million of tax exempt municipal bonds, $32.0 million of corporate bonds and $1.9 million in community investments, in addition to a net $6.7 million decrease in FHLB stock. The purchases were offset by $199.3 million of sales, maturities, calls and pay-downs of amortizing securities.  Fair value adjustments increased the security portfolio by $11.7 million at the end of the third quarter 2020 and $5.5 million at year-end 2019.  The improvement in fair value continues to be the result of lower long-term interest rates.  The weighted average yield on the Company's securities portfolio as of September 30, 2020 was 3.05% compared to 3.42% at year-end 2019.  At the end of the third quarter 2020, securities held by the Company had an average life of 4.0 years and a duration of 2.9 years compared to 5.0 years and 3.6 years at the end of 2019, respectively.

Loans

Loan balances in the third quarter 2020 were $2.7 billion compared to $2.6 billion year-end 2019.  The increase is primarily due to commercial real estate growth and PPP originations offset by secondary market sales and prepayments of residential mortgages.  In the first nine months of 2020, commercial real estate increased $115.0 million during at an annualized rate of 16% and commercial and industrial (“C&I”) loans increased $9.5 million or 4% on an annualized basis excluding PPP loans.  The increase in C&I was tempered by one customer with loans totaling $39.8 million that were refinanced to a lower principal of $25.0 million along with an open line of credit with no current advances.  Mortgage loan originations totaled $86.5 million from new and refinancing activity given the lower interest rate environment.  Most residential originations were sold in the secondary market to generate fee income.

Asset Quality

The allowance for loan losses totaled $17.9 million at the end of the third quarter 2020 and $15.4 million at year-end 2019.  The $2.6 million increase reflects a provision for loan loss of $4.3 million offset by net charge offs of $1.7 million.  Excluding PPP loans the allowance for loan losses to total loans ratio for the third quarter was 0.69% from 0.58% at year-end 2019.  Delinquent and non-accrual loans as a percentage of total loans decreased to 0.77% from 1.19% at the end of 2019. Commercial non-accrual loans in the first nine months increased $1.2 million primarily due to two commercial loan relationships totaling $1.4 million, one was written down by $349 thousand and the other has subsequently settled at its carrying value.

In March 2020, the Company elected to defer implementation of CECL as allowed under the CARES Act.  As result, the Company continues to operate its incurred loss model.  While the impact of COVID-19 and other market conditions remain uncertain, the Company believes the existing allowance for loan losses is sufficient to absorb inherent losses based on a disciplined credit approach, experienced losses and methodology, and current and ongoing stress testing reviews of the portfolio. The Allowance for Loan Loss calculated under the CECL method is estimated to be in a range of $23.0 million to $26.0 million as of September 30, 2020, compared to $20.0 million to $23.0 million on the effective date of January 1, 2020.

The Company performed third quarter stress testing of the commercial loan portfolio including the top 50 relationships, all criticized loans greater than $1.0 million, hospitality loans over $250 thousand with loan to values in excess of 65%, and any seasonal payment, restaurant, or term loans maturing within a year that are greater than $500 thousand.  Results of the testing led to no significant risk-rating downgrades or changes to reserves or any other meaningful deterioration in the overall quality of the commercial portfolio. Any impact from the stress testing was considered in the adequacy of the allowance for loan losses as of September 30, 2020.

Goodwill

The Company completed its 2020 annual goodwill impairment test using balance sheet and market data as of September 30, 2020.  The Company’s models suggest that the fair value of the business is greater than the book value or market capitalization based on the price at which the stock is currently trading.  While the Company concluded there is no goodwill impairment, it will continue to evaluate its position as economic conditions change.

Deposits and Borrowings

Total deposits were $2.9 billion at the end of the third quarter 2020 and $2.7 billion at year-end 2019.  Non-maturity deposits increased by 27%, on an annualized basis due to growth from new accounts and an overall decrease in customer spending given current market conditions. The Company's expanding branch model has helped to increase new accounts, which totaled 3,744 in the third quarter 2020 compared to 2,918 in the fourth quarter 2019.  Total borrowings decreased by $85.9 million and brokered certificate of deposits decreased by $325.7 million as excess liquidity primarily from higher deposit balances was used to pay down wholesale borrowings.

Derivative Financial Instruments

The notional balance of derivative financial instruments increased to $822.9 million at the end of the third quarter 2020 from $580.4 million at year-end 2019.  The increase is principally due to a $175.0 million increase in customer loan derivatives sold on commercial loans with matching hedges using national bank counterparties and a $36.5 million increase in forward commitments to sell mortgages in the secondary market.  The net fair value of all derivatives was a liability of $3.5 million at the end of the third quarter 2020 compared to $743 thousand at year-end 2019. The increase in the net derivative liability primarily reflects the valuation of the Company’s interest rate swaps on wholesale funding and securities based on lower market rates at the end of the third quarter 2020.

Equity

Total equity was $404.4 million, compared with $396.4 million at year-end 2019.  The increase includes a $6.1 million improvement in fair value of securities, net of tax, along with strong net income of $24.6 million offset by $10.1 million in dividends and common stock repurchases of $13.3 million.  Stock repurchases totaled 297 thousand shares during the third quarter 2020 and 689 thousand shares on a year-to-date basis.  An additional 92 thousand shares are available to be repurchased before the end of March in 2021. The Company's book value per share increased to $27.09 at the end of the third quarter 2020 from $25.48 at year-end 2019.  Tangible book value per share (non-GAAP measure) increased to $18.56 per share at September 30, 2020 up from $17.30 per share at year-end 2019, an increase of 10% on an annualized basis.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Summary

Net income in the third quarter 2020 was $8.4 million, or $0.56 per share, compared with $5.0 million, or $0.32 per share, in the same quarter 2019.  The non-GAAP measure of adjusted earnings in the third quarter 2020 totaled $9.2 million, or $0.61 per share, compared to $7.3 million or $0.47 per share, in the same quarter of 2019.  The improvement in net income is driven by expanded net interest margin and higher non-interest income.  The Company's return on assets ratio was 0.88% during the third quarter of 2020 and 0.55% in the same quarter of 2019.  The ratio for adjusted return on assets increased to 0.96% from 0.88% in third quarter of 2019 on higher net income.

The Company reported year to date net income of $24.6 million or $1.60 per share, compared with $18.4 million or $1.18 per share in the same period of 2019.  Adjusted earnings increased to $25.6 million, or $1.66 per share compared with $21.0 million, or $1.35 per share, for the respective periods. These changes largely reflect the same factors and trends discussed above that drove third quarter net income.

Net Interest Income

Net interest income was $24.7 million in the third quarter 2020 compared with $22.4 million in the same quarter of 2019.  Net interest margin in the third quarter 2020 increased to 2.98% from 2.75% in the same period of 2019 primarily due to a lower cost of funds.  Costs of funds decreased to 0.82% compared to 1.65% in the third quarter 2019 due to a shift in funding sources from borrowings to non-maturity deposits. Cost of deposits and borrowings also benefited from the

Federal Reserve rate cuts in 2020 and other key indexes in response to COVID-19.  Costs of interest-bearing deposits decreased to 0.66% compared to 1.33% in the third quarter 2019 and cost of borrowings improved to 1.60% from 2.62% in same quarter of 2019.  Additionally, excess liquidity was used to pay off $239.4 million of borrowings since the third quarter of 2019 in connection with deleveraging strategies that further reduced interest expense.   Yields from earning assets were 3.67% compared to 4.17% in the third quarter 2019 reflecting loan originations and repricing of variable rate products in a lower interest rate environment. Purchased loan accretion contributed 0.06% to net interest margin in the third quarter 2020 compared to 0.10% in the third quarter 2019. Excluding the effects of PPP loans, the third quarter yield on total earning assets was 3.72%.

For the first nine months of the year, net interest income was $69.6 million compared with $63.9 million in the same months of 2019 and net interest margin was 3.01% from 2.72% for the same respective periods.  The increase is primarily driven by reduced borrowing levels and higher non-maturity deposits.  The average borrowing levels decreased to $481.7 million in the first nine months of 2020 from $708.2 million in the same period of 2019 and borrowing costs were 1.74% from 2.71% for the same respective periods.  Costs of interest-bearing deposits also decreased in the first nine months of 2020 to 0.85% compared to 1.30% in the same period of 2019.  Yields from earning assets were 3.87% in the first nine months of 2020 compared to 4.16% in the first nine months of 2019. The year-to-date effect on net interest margin from earning assets and interest bearing liabilities is the same as the quarterly discussion.

Loan Loss Provision

The third quarter 2020 provision for loan losses increased to $1.8 million from $893 thousand in the same quarter of 2019. While overall credit quality in the loan portfolio remains strong, the increase in the reserve is indicative of the continued commercial loan growth and higher economic adjustments reflecting elevated risk from COVID-19.   As previously noted, the Company has maintained its incurred loss model for calculating the allowance for loan losses.

Non-Interest Income

Non-interest income in the third quarter 2020 was $10.1 million compared to $7.6 million in the same quarter of 2019.  The increase is primarily due to a $2.2 million increase in mortgage banking income associated with secondary market sales of $86.2 million compared to $20.7 million in the same period of 2019.  Customer service fees increased 13% and trust and investment management fees increased 17% as the result of expanded operations into Central Maine partially offset by lower activity stemming from COVID-19.

Non-interest income for the first nine months of 2020 was $28.2 million compared to $21.3 million in the same period in 2019.  The increase in non-interest income for the nine-month period is driven by the same reasons as the quarterly period, but also includes a $1.5 million gain on sales of securities recorded in connection with balance sheet remixing and deleveraging strategies.

Non-Interest Expense

Non-interest expense was $22.4 million in the third quarter 2020 compared to $23.4 million in the same quarter of 2019. The decrease is principally due to lower acquisition, conversion and other expenses, which totaled $691 thousand in 2020 compared to $3.0 million in 2019.  Salary and benefit expense and occupancy costs were higher during the third quarter 2020 to support the Company’s expanded branch model and wealth management business.  Total operating expenses remained controlled as demonstrated by the drop in the efficiency ratio to 59.5% compared to 65.0% for third quarter of 2019.

For the first nine months of 2020, non-interest expense increased to $67.0 million from $62.9 million in the same period of 2019.  The increase in non-interest expense for the nine-month period is driven by the same reasons as the quarterly period along with a prepayment penalty on a longer term and higher cost FHLB borrowing in the second quarter 2020.

Income Tax Expense

The third quarter effective tax rate increased to 20.3% in 2020 compared with 13.5% in the same quarter of 2019, reflecting the higher level of taxable income and lower level of non-tax advantaged income in 2020.

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

The Company’s liquidity position remains strong. During the quarter we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans.  At September 30, 2020, available same-day liquidity totaled approximately $1.5 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios.  The Company had unused borrowing capacity at the FHLB of $634.0 million, unused borrowing capacity at the Federal Reserve of $81.1 million and unused lines of credit totaling $51.0 million, in addition to over $200.0 million in unencumbered, liquid investment portfolio assets.  The Company has also utilized the Federal Reserve's Paycheck Protection Program Liquidity Facility to provide liquidity to fund PPP loans.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposit accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of exercise. Prepayment assumptions for mortgage loans and mortgage-backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

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

As of September 30, 2020 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in years 1 and 2 were modestly asset sensitive.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-0.4% versus the base case) while deteriorating further from that level over the two-year horizon (-9.0% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve slightly over the one and two-year horizons (1.8% and 5.1%, respectively).

As compared to December 31, 2019, the year-one sensitivity in the down 100 basis points scenario was up slightly for the nine months ended September 30, 2020 (-1.0% prior, versus -0.4% current). The year-two sensitivities in the down 100 basis points scenario changed going from -3.7% to -9.0%. In the year-one up 200 basis points scenario, results improved going from 0.7% to 1.8%. Year-two, up 200 basis points was up (3.3% prior, versus 5.1% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of September 30, 2020 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2020:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs(1)
July 1-31, 2020	108,178	$20.38	500,501	280,499
August 1-31, 2020	77,767	20.35	578,268	202,732
September 1-30, 2020	111,074	19.83	689,342	91,658
Total	297,019	$20.19	689,342	91,658
(1)	On March 12, 2020, the Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 781,000 shares and expires on March 20, 2021.

ITEM 6.           EXHIBITS

10.1*	Employment Agreement, dated as of September 14, 2020, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104 *	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document). Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 5, 2020	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: November 5, 2020	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer