Form 10-K
period 2020-12-31
BAR HARBOR BANKSHARES
filed 2021-03-10
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: (207) 669-6784

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $334,523,815 based on the closing sale price of the common stock on the NYSE American on June 30, 2020, the last trading day of the registrant’s most recently completed second quarter.

The Registrant had 14,938,697 shares of common stock, par value $2.00 per share, outstanding as of March 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2021 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Bar Harbor Bankshares files with the Securities and Exchange Commission ("SEC"). All risk factors set forth in Item 1A of this Annual Report on Form 10-K should be considered in evaluating forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

GENERAL

Bar Harbor Bankshares (the "Company") is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a regional community bank that thinks differently about banking. We provide the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. As we approach the 135th anniversary of our founding, we have not forgotten that helping our customers achieve their goals is the key to the Bank’s success. We deliver banking, lending and wealth management services from more than 50 locations. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

●	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders
●	Geography, heritage, and performance are key while remaining true to a community-focused culture
●	Strong commitment to risk management while balancing growth and earnings
●	Service and sales driven culture with a focus on core business growth
●	Fee income is fundamental to the Company’s profitability through trust and treasury management services, customer derivatives, and secondary market mortgage sales
●	Investment in processes, products, technology, training, leadership, and infrastructure
●	Expansion of the Company’s brand and business to deepen market presence
●	Opportunity and growth for existing employees while adding catalyst recruits across all levels of the Company

Shown below is a profile and geographical footprint of the Bank as of December 31, 2020:

The Bank serves affluent and growing markets in Maine, New Hampshire and Vermont with more than 37 thousand, 32 thousand and 16 thousand customers, respectively. Within these markets, tourism, agriculture and fishing industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various service industries.

Maine

The Bank operates 23 full-service branches principally located in the regions of downeast, midcoast and central Maine, which can generally be characterized as rural areas. The Bank also has a commercial loan office in Portland, Maine. In Maine, the Bank considers its primary market areas to be Hancock, Penobscot, Washington, Kennebec, Knox and Sagadahoc counties. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses and are also supported by a large contingent of retirees.

New Hampshire

The Bank operates 20 full-service branches and 3 wealth management offices in New Hampshire located in the regions of Lake Sunapee, Upper Valley and Merrimack Valley. A new full-service branch was opened in Bedford, New Hampshire on January 4, 2021. There are several distinct markets within each of these regions. The towns or cities of Nashua, Manchester, and Concord are considered part of the Merrimack Valley. Nashua, New Hampshire is a regional commercial, entertainment and dining destination and with its border with Massachusetts, also enjoys a vibrant high-tech industry and a robust retail industry due in part to the state’s absence of a sales tax. The upper valley region of New Hampshire includes the towns of Lebanon and Hanover, which are home to Dartmouth-Hitchcock Medical Center and Dartmouth College, respectively. The Lake Sunapee market is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee and includes the towns of Claremont, New London, and Newport.

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

The Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are also available free of charge on the Company’s website at www.barharbor.bank under the Shareholders Relations link as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Investors should note that the Company currently announces material information to investors and others using SEC filings, press releases and postings on the Company’s website (www.barharbor.bank), including news and announcements regarding the Company’s financial performance, key personnel, brands and business strategy. Information posted on the corporate website could be deemed material to investors. The Company encourages investors to review the information posted on these channels. Updates may be made, from time to time, to the list of channels used to communicate information that could be deemed material and any such change will be posted on www.barharbor.bank. The information on the website is not, and shall not be deemed to be, a part hereof or incorporated into this or any other filings with the SEC.

COMPETITION

Major competitors in the Company’s market areas include local independent banks, local branches of large regional and national bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions.

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

LENDING ACTIVITIES

General

The Bank originates loans in four basic portfolio categories, which are discussed below. These portfolios include the categories construction and land development, commercial real estate, commercial and industrial, agricultural, tax exempt entities, residential mortgages, home equity and other consumer loans. Loan interest rates and other key loan terms are affected principally by the Bank’s lending policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. The Bank monitors and manages the amount of long-term fixed-rate lending and adjustable-rate loan products according to its interest rate management policy. The Bank generally originates loans for investment except for certain residential mortgages that are underwritten with the intention to be sold in the secondary mortgage market.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio for the five years indicated. Further information about the composition of the loan portfolio is contained in Note 3 - Loans of the Consolidated Financial Statements.

	2020		2019		2018		2017		2016
(in millions, except		Percent		Percent		Percent		Percent		Percent
percentages)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Commercial real estate	$1,084	43%	$931	35%	$827	33%	$827	34%	$418	37%
Commercial and industrial	441	17	423	16	405	16	379	15	151	13
Total commercial	1,525	60	1,354	51	1,232	49	1,206	49	569	50
Residential real estate	924	36	1,152	44	1,145	46	1,156	46	507	45
Consumer	114	4	135	5	114	5	123	5	53	5
Total loans	2,563	100%	2,641	100%	2,490	100%	2,485	100%	1,129	100%
Allowance for loan losses	(19)		(15)		(14)		(12)		(10)
Net loans	$2,544		$2,626		$2,476		$2,473		$1,119

Commercial Real Estate

Commercial real estate loans are secured primarily by multifamily dwellings, industrial/warehouse buildings, retail centers, office buildings and hospitality properties, primarily located in the Company’s market area in New England. The Company’s loans secured by commercial real estate are originated with either a fixed or an adjustable interest rate. Interest rates on adjustable rate loans are based on a variety of indices, generally determined through negotiations with borrowers. The Bank’s commercial real estate underwriting guidelines call for loan-to-value ratios not to exceed 80 percent of the appraised value of the underlying property securing the loan. Loans generally require monthly payments containing balloon payments with maturities of 10 years or less based on 25 year or less amortization schedules for commercial real estate and multifamily loans.

Commercial and Industrial Loans

Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, and business acquisitions. Additionally, commercial and industrial loans attract multifaceted relationships, which include deposit and treasury management services. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, the Company’s loan policy provides specific guidelines regarding debt service coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner-occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower’s assets such as accounts receivable, inventory, equipment or real estate, typically with a term based on the collateral’s useful life of 1-10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate (Prime Rate) or London Interbank Offered Rate (LIBOR) and the spread will vary based on market conditions and perceived credit risk.

In order to mitigate the risk of loss, the Company generally requires collateral and personal guarantees to support commercial and industrial loans. The Company attempts to mitigate risk by limiting advance rates against eligible collateral to no more than 80%, though appropriate advance rates can vary depending on asset class.

The Company participates in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) initiated by the CARES Act of 2020. The program was designed to provide short-term relief to help small businesses sustain operations. Borrowers have the opportunity to have these loans forgiven upon acceptance of their documentation by the SBA. Upon forgiveness the SBA will reimburse the Company for any principal and accrued interest on the loan.  The Company began offering PPP loans to customers in 2020 and is currently accepting loan applications for additional PPP loans under the Consolidated Appropriations Act of 2021.

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

Consumer Loans

The Company offers a variety of secured consumer loans, including second deed-of-trust home equity loans, home equity lines of credit ("HELOCs"), personal property and loans secured by deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce the Company’s exposure to changes in interest rates, and carry higher rates of interest than residential real estate loans. The Company believes that offering consumer loan products is critical to community banking by providing customer service at the holistic relationship level.

HELOCs have a 10 or 15 year draw period followed by a 20 year amortization and require either interest-only payments during the draw period or the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms). Following receipt of payments, the available credit includes amounts repaid up to the credit limit. HELOCs with a 10 year draw period have a balloon payment due at the end of the draw period and then amortize for the remaining term. For loans with shorter-term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.

Maturity and Sensitivity of the Loan Portfolio

The following table shows contractual maturities of selected loan categories at December 31, 2020. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

(in thousands)	Within 1 year	1 to 5 Years	More than 5 Years	Total
Commercial real estate	$219,243	$5,778	$859,360	$1,084,381
Commercial and industrial	161,609	56,670	222,790	441,069
Total commercial	380,852	62,448	1,082,150	1,525,450
Residential real estate	11,704	407	911,780	923,891
Consumer	26,438	3,550	83,556	113,544
Total	$418,994	$66,405	$2,077,486	$2,562,885

Problem Assets

The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and may not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows the Consumer Financial Protection Bureau (“CFPB”) guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, the Bank generally will initiate foreclosure or other proceedings no later than the 120th day of a delinquency, as necessary, to minimize any potential loss. Management reports on delinquent loans and non-performing assets to the Board monthly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection.

Loan collections are managed by a combination of the related business units and the Bank’s managed assets group, which focuses on larger, riskier collections and the recovery of purchased credit impaired loans.

The following table presents the problem assets and accruing troubled debt restructurings ("TDRs") for the five years indicated:

(in thousands, except ratios)	2020	2019	2018	2017	2016
Non-accruing loans:
Commercial real estate	$4,251	$3,489	$8,156	$8,343	$2,564
Commercial and industrial	1,466	1,836	2,331	1,209	315
Residential real estate	5,729	5,335	7,210	4,266	3,419
Consumer	742	890	538	500	198
Total non-performing loans	12,188	11,550	18,235	14,318	6,496
Real estate owned	—	2,236	2,351	122	90
Total non-performing assets	$12,188	$13,786	$20,586	$14,440	$6,586

Troubled debt restructurings (accruing)	$95	$890	$1,657	$1,046	$2,713
Accruing loans 90+ days past due	125	267	246	510	—

Total non-performing loans/total loans	0.48%	0.44%	0.73%	0.58%	0.58%
Total non-performing assets/total assets	0.33	0.38	0.57	0.41	0.38

Allowance for Loan Losses

The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”). At the time of acquisition, no allowance for loan losses is assigned to loans acquired in business combinations. These loans are carried at fair value, including the impact of expected losses, as of the acquisition date. The loan loss allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The following table presents an analysis of the allowance for loan losses for the five years indicated:

(in thousands, except ratios)	2020	2019	2018	2017	2016
Balance at beginning of year	$15,353	$13,866	$12,325	$10,419	$9,439
Charged-off loans:
Commercial real estate	1,137	212	553	275	133
Commercial and industrial	593	359	277	207	90
Residential real estate	54	349	383	255	141
Consumer	384	233	694	289	47
Total charged-off loans	2,168	1,153	1,907	1,026	411
Recoveries on charged-off loans:
Commercial real estate	173	194	318	50	40
Commercial and industrial	30	65	83	11	289
Residential real estate	13	55	166	65	44
Consumer	56	9	101	18	39
Total recoveries on charged-off loans	272	323	668	144	412
Net charged-off	1,896	830	1,239	882	(1)
Provision for loan losses	5,625	2,317	2,780	2,788	979
Balance at end of year	$19,082	$15,353	$13,866	$12,325	$10,419

Ratios:
Net charge-offs/average loans	0.07%	0.03%	0.05%	0.04%	—%
Recoveries/charged-off loans	12.55	28.01	35.03	14.04	100.24
Allowance for loan losses/total loans	0.74	0.58	0.56	0.50	0.92
Allowance for loan losses/non-accruing loans	156.56	132.93	76.04	86.08	160.39

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

	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
		Allocated		Allocated		Allocated		Allocated		Allocated
(in thousands,		to Total		to Total		to Total		to Total		to Total
except ratios)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$11,243	1.04%	$7,816	0.84%	$6,984	0.84%	$6,134	0.74%	$5,145	1.23%
Commercial and industrial	3,382	0.77	3,613	0.85	2,415	0.60	2,389	0.63	1,952	1.29
Residential real estate	4,078	0.44	3,545	0.31	4,059	0.35	3,416	0.30	2,721	0.54
Consumer	379	0.33	379	0.28	408	0.36	386	0.31	601	1.13
Total	$19,082	0.74%	$15,353	0.58%	$13,866	0.56%	$12,325	0.50%	$10,419	0.92%

INVESTMENT SECURITIES ACTIVITIES

The general objectives of the Company’s investment portfolio are to provide liquidity when loan demand is high, and to absorb excess funds when demand is low. The securities portfolio also provides a medium for certain interest rate risk measures intended to maintain an appropriate balance between interest income from loans and total interest expense. For additional information, see Item 7A of this Annual Report on Form 10-K.

The Company only invests in high-quality investment-grade securities. Investment decisions are made in accordance with the Company’s investment and treasury policies and include consideration of risk, return, duration, and portfolio concentrations.

The following table presents the amortized cost and fair value of securities available for sale for the three years indicated:

	2020		2019		2018
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government-sponsored enterprises	$206,834	$212,390	$319,065	$321,969	$413,492	$404,952
US Government agency	82,878	85,632	98,568	99,661	111,938	110,512
Private label	19,810	19,709	20,212	19,533	20,353	20,382
Obligations of states and political subdivisions thereof	164,766	169,004	139,240	142,006	133,260	132,265
Corporate bonds	97,689	98,311	78,804	80,061	58,098	57,726
Total	$571,977	$585,046	$655,889	$663,230	$737,141	$725,837

The following table presents the amortized cost and weighted average yields of securities available for sale at December 31, 2020:

	Available for sale
	Amortized	Weighted
(in thousands, except ratios)	Cost	Average Yield
Within 1 year	$—	—%
Over 1 year to 5 years	20,566	4.82
Over 5 years to 10 years	76,456	4.26
Over 10 years	165,433	3.04
Total bonds and obligations	262,455	3.59
Mortgage-backed securities	309,522	2.64
Total	$571,977	3.03%

DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest swap derivatives to minimize fluctuations in earnings and cash flows caused by interest rate volatility either in the form of interest rate swaps on wholesale funding designated as cash flow hedges or partial interest rate hedges on securities accounted for as fair value hedges. For further discussion on derivatives see Note 11 - Derivative Financial Instruments and Hedging Activities of the Consolidated Financial Statements.

The Company offers derivative products in the form of interest rate swaps and interest rate caps, to commercial loan customers to facilitate their risk management strategies. The Company enters into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. These interest rate swap transactions allows customers to effectively fix the interest rate on their loans. Customer loan derivative income is recognized for the upfront fee paid by the customer at origination. These swaps are designated as economic hedges and transactions are cleared through arrangements with third-party financial institutions.

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

The Company’s floating-rate funding, certain hedging transactions and certain of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. Further accounting guidance has been issued regarding rate reform in relation to derivative instruments as further described in Note 1- Summary of Significant Accounting Policies under ASU 2020-04.

DEPOSIT ACTIVITIES

The Company offers a variety of deposit products to consumers, businesses and institutional customers with a wide range of interest rates and terms. The Company’s deposits consist of interest-bearing and non-interest-bearing demand accounts, savings accounts, money market deposit accounts, and certificates of deposit. The Company solicits deposits primarily in its market area, excluding brokered deposits. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

Additionally, customer related deposit fees are a significant source of fee income and principally derived from debit card interchange fees earned from transaction fees that merchants pay whenever a customer uses a debit card to make a purchase. Customer deposit fees are also earned from a variety of deposit accounts with various fee schedules and terms, which are designed to meet the customer’s financial needs. Other depositor related fee services provided to customers include ATMs, remote deposit capture, ACH origination, wire transfers, internet bill pay, and other cash management services.

The Company manages pricing of deposits in keeping with the Company’s asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on experience, the Company believes that their deposits are relatively stable sources of funds. Despite this stability, the Company’s ability to attract and maintain these deposits and rates are significantly affected by market conditions.

The following table presents the average balances and weighted average rates for deposits for the three years indicated:

	2020			2019			2018
(in thousands, except ratios)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Demand	$480,721	17%	—%	$394,243	16%	—%	$354,499	15%	—%
NOW	643,289	23	0.20	491,701	20	0.49	456,591	20	0.42
Savings	466,593	17	0.16	359,422	14	0.19	354,453	15	0.17
Money market	395,571	14	0.42	347,963	13	1.32	281,258	12	0.78
Time deposits	795,535	29	1.80	924,063	37	2.09	902,507	38	1.64
Total	$2,781,709	100%	0.65%	$2,517,392	100%	1.07%	$2,349,308	100%	0.83%

The following table presents the scheduled maturities of time deposits $100 thousand or greater at December 31, 2020:

		Weighted
(in thousands, except ratios)	Amount	Average Rate
Three months or less	$66,134	1.10%
Over 3 months through 6 months	125,685	1.43
Over 6 months through 12 months	102,397	1.23
Over 12 months	78,499	1.58
Total	$372,715	1.37%

BORROWING ACTIVITIES

The Company may utilize borrowings as an alternative source of funds which can be invested at a positive interest rate spread when the Company desires additional capacity to fund loan demand or when they meet the Company’s asset/liability management goals to diversify funding sources and enhance interest rate risk management.

The Company’s borrowings historically have included advances from the Federal Home Loan Bank of Boston ("FHLB"), securities sold under repurchase agreements, and a correspondent bank unsecured line of credit. The Company also has the ability to borrow from the Federal Reserve Bank of Boston ("FRB"), which was used as a lending facility for Paycheck Protection Program (“PPP”) loans, as well as through unsecured federal funds lines with a correspondent bank. The Company may obtain advances from the FHLB by collateralizing the advances with certain loans and investment securities of the Company. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.

The Company has $60 million in subordinated notes to accredited investors that provides funds for ongoing operations and future growth. Subordinated notes consist of $40 million issued in November 2019 and an additional $20 million from the Lake Sunapee acquisition.

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

TRUST MANAGEMENT SERVICES

The Bank has two wholly-owned subsidiaries that provide a comprehensive array of fiduciary services including trust and estate administration, wealth advisory services, and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. Bar Harbor Trust Services is a Maine-chartered trust company, and Charter Trust is a New Hampshire-chartered trust company. As a New Hampshire-chartered trust company, Charter Trust is subject to New Hampshire laws applicable to trust companies and fiduciaries. Professional advisors help individuals and families structure accounts that will meet their long-term financial needs. To many wealth management clients, the effective transfer of wealth to future generations is of paramount importance. The Company’s trust services act as a fiduciary for various types of trusts. In addition the Company also serves as the investment manager for these accounts. Outside of trust services, they also provide 401K plan services, financial, estate and charitable planning, investment management, family office, municipal and tax services. The employees include credentialed investment professionals with extensive experience. At December 31, 2020 and 2019, trust management services had total assets under management of $2.3 billion and $2.1 billion, respectively.

HUMAN CAPITAL

The Company had 531 full time equivalent employee positions at both December 31, 2020 and 2019 including 294, 190 and 47 in Maine, New Hampshire and Vermont, respectively. Strategically the Company has augmented employee talent with targeted hires to deepen the overall employee skill set. All employment decisions are based on talent and potential for growth. The Company’s ability to attract and retain the best diverse talent while sustaining and deepening the current employees’ relationship is critical to maintaining a best-in-class customer experience. The opportunity for personal and professional development is just one of the reasons employee retention is at an all-time high. The Company is committed to supporting, developing, and encouraging employees to engage with their communities.

The Company invests in its employees and continuously encourages them to build the skills they need to become an even more valuable team member. Opportunities are provided for employees to take on challenging and intriguing work to advance their career goals and transition into new roles as the banking industry evolves. Developing programs aligned with employee skills and capabilities is critical to the organization’s success and creates robust development opportunities supported by leaders at every level.

Attracting, retaining, and rewarding high-performing talent is key to the Company’s success. The total rewards program is designed to recognize and reward top talent and keep employees engaged effectively. Compensation programs align with the Company’s Pay for Performance philosophy and guarantees that every employee knows their contribution to the success of the organization. The Company participates in several market studies, including peers in the banking industry, to ensure competitive pay, benefits, and programs are offered to validate that the Company is an employer of choice. Annual merit increases align with market data and performance to ensure fair and equitable practices are adhered to.

The Company’s commitment to an employee’s health and well-being is evidenced through comprehensive benefit packages, including medical, dental, vision, life and disability offerings, and several other voluntary programs.  The Company contributes to employee-owned health savings accounts and has a robust wellness program to encourage employees to stay fit physically and mentally. The retirement savings programs include a 401k plan with a generous Company match that vests immediately, along with an Employee Stock Purchase Plan that allows employees to be owners of the Bank at a reduced price. The plan encourages employees to think and make decisions like shareholders while mitigating risk-taking behavior.

Providing good work-life balance choices results in the Company’s employees’ making more meaningful contributions in the workplace. The Company has a Paid Time Off policy to support employees’ time management and paid volunteer time to support this. In 2020, the Company began offering Flexible Work Arrangements (FWA) to help employees navigate the unprecedented pandemic operating environment. The success of the programs has made FWA a permanent part of the Company’s total rewards package. Programs include full remote, partially remote, condensed workweeks, and flexible hours. The flexibility these various FWAs offer allows employees to manage their work-life needs while continuing to deliver stellar results in the workplace.

The Company values a diverse workforce to ensure different perspectives and ideas are considered and are a part of operations. In 2020, 50% of the executive management team was female.  As part of the commitment to equal employment opportunities, the Company seeks to ensure affirmative action provides equality of opportunity in all aspects of employment.

REGULATION AND SUPERVISION

As a bank holding company, the Company is regulated under the federal Bank Holding Company Act (“BHC Act”) and is subject to examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board requires the Company to file various reports and also may conduct an examination of the Company.

The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the New York Stock Exchange American (“NYSE American”) exchange under the trading symbol “BHB,” and is subject to the rules of NYSE American for listed companies.

As a Maine-chartered financial institution, the Bank is subject to supervision, regular examination, and regulation by the Maine Bureau of Financial Institutions ("BFI") and the Federal Deposit Insurance Corporation ("FDIC") as its primary federal regulator and as its deposit insurer.  The Bank’s deposits are insured by the FDIC in accordance with applicable federal laws and regulations. The prior approval of the BFI and the FDIC is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

The Bank’s significant wholly owned subsidiaries include Bar Harbor Trust Services, a Maine chartered non-depository trust company, and Charter Trust Company, New Hampshire-chartered non-depository trust company. In February 2021, the Company submitted its application to merge Bar Harbor Trust Services and Charter Trust Company into one New Hampshire-chartered non-depository trust company.

Bar Harbor Trust Services (“BHTS”) is subject to supervision, regular examination, and regulation by BFI.  The Bank has other directly held subsidiaries that are not included as they are not significant to our business. The prior approval of the BFI is required, among other things, for BHTS to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of BHTS.

Charter Trust Company and its affiliates (“Charter”) are subject to supervision, regular examination, and regulation by the New Hampshire Banking Department. Charter’s consolidated capital includes the following legal entities: Charter Holding Corporation, Charter Trust Company and Charter New England Agency.

In accordance with NH RSA 383-C:5-502, Charter’s Capital Plan requires minimum capital of $500 thousand to be invested in accordance with NH RSA 564-B:9-902. As of December 31, 2020, Charter’s total capital was $15.5 million, and it had liquidation reserves of $502 thousand held in a savings account. Charter also had operating reserves of $13.3 million held primarily at the Bank. As of December 31, 2020, Charter had an appropriate liquidation reserve, minimum capital in excess of statutory requirements, and all funds were held in accordance with prudent investor standards of NH RSA 564-B:9-902 and as required by NH RSA 383-C:5-501.

Certain Laws and Regulations Applicable to the Company

The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which the Company may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.  Below is a summary of certain provisions of the BHC Act and certain other laws and regulations applicable to the Company.  These laws or regulations may be amended or changed by Congress or through other governmental or legal processes, which could have a material effect on the results of the Company.

Permitted Activities

Generally, bank holding companies are prohibited under the BHC Act from engaging in non-banking activities, or acquiring direct or indirect control of any company engaged in non-banking activities. The Federal Reserve Board has allowed by regulation some exceptions based on activities closely related to banking including: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; and (v) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.  The Federal Reserve Board has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Company currently has no plans to make a financial holding company election.

Safe and Sound Banking Practices

Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s safety and soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve Board believes it not prudent to do so. The Federal Reserve Board has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1,000,000 for each day the activity continues.

Dividends

Dividends from the Bank are the Company’s principal source of cash revenues. The Company’s earnings and activities are affected by federal and state legislation, regulations, local legislative and administrative bodies, and decisions of courts in the jurisdictions in which business is conducted. These include limitations on the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to its stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Maine law requires the approval of the BFI for any dividend that would reduce a bank’s capital below prescribed limits.

Source of Strength

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to the Bank. Section 616 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. As discussed below, the Company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Anti-tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Mergers & Acquisitions

The BHC Act, the federal Bank Merger Act, the laws of the State of Maine applicable to financial institutions and other federal and state statutes regulate acquisitions of banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the federal Community Reinvestment Act (see Community Reinvestment Act included in Item I), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Limitations on Acquisitions of Bar Harbor Bankshares Common Stock

The federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the appropriate federal bank regulator has been notified and has not objected to the transaction. Under a rebuttable presumption established by the federal bank regulator, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would constitute the acquisition of control of a bank holding company. In addition, the BHC Act prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the federal bank regulator. Among other circumstances, under the BHC Act, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the federal bank regulator has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Transactions with Affiliates

The holding company and the Bank are considered “affiliates” of each other under the Federal Reserve Act, and transactions between a bank and its affiliates are subject to certain restrictions, under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W. Generally, Sections 23A and 23B: (1) limit the extent to which an insured depository or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

State Law Restrictions

As a Maine corporation, the Company is subject to certain limitations and restrictions under applicable Maine corporate law. For example, state law restrictions in Maine include limitations and restrictions relating to indemnification of directors, distributions and dividends to stockholders, transactions involving directors, officers or interested stockholders, maintenance of books, records, and minutes, and observance of certain corporate formalities. Further, as a Maine financial institution holding company, the Company is also subject to certain requirements and restrictions under applicable Maine banking law.

Capital Adequacy and Prompt Corrective Action

In July 2013, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency issued final rules (the “Capital Rules”) that established the current capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets.

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

Pursuant to Section 38 of the Federal Deposit Insurance Act (“FDI Act”), federal banking agencies are required to take “prompt corrective action” should an insured depository institutions fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

For purposes of Section 38 of the FDI Act, for an insured depository institution to be well-capitalized it must have a:

(i) total risk-based capital ratio of at least 10%,

(ii) Tier 1 risk-based capital ratio of at least 8%,

(iii) CET1 risk-based capital ratio of at least 6.5%, and

(iv)  leverage ratio of at least 5%.

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2020, and December 31, 2019, see the discussion under the section captioned Capital Resources included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 13 - Shareholders’ Equity and Earnings Per Common Share in the Notes to Consolidated Financial Statements, elsewhere in this report.

Significant Banking Regulations Applicable to the Bank

Deposit Insurance

The Bank’s deposit accounts are fully insured by the Deposit Insurance Fund ("DIF") of the FDIC up to the deposit insurance limits set forth in applicable law and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank’s capital level and supervisory rating (CAMELS rating). The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. The base for deposit insurance assessments is consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s and consequently the Company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

In addition to deposit insurance assessments, the FDI Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. The current annualized assessment rate is approximately six basis points and the rate is adjusted quarterly. These assessments continued until the FICO bonds matured in 2020.

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that govern its relationship with its customers. These laws include, for example, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these federal laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

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

Brokered Deposit Restrictions

Under the FDIC Improvement Act, banks may be restricted in their ability to accept brokered deposits, depending on their classification. “Well-capitalized” institutions are permitted to accept brokered deposits, but all banks that are not well- capitalized could be restricted from accepting such deposits. The Bank is currently well-capitalized and not restricted from accepting brokered deposits.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, the Bank received a CRA rating of “satisfactory”.

Insider Credit Transactions

Section 22(h) of the Federal Reserve Act and its implementing Regulation O, restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Safety and Soundness

Under the FDI Act, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Financial Privacy

Section V of the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations require all financial institutions, including the Company and the Bank and the Bank’s subsidiaries, to adopt privacy policies, restrict the sharing of nonpublic customer data with non-affiliated parties at the customer’s request, limit the reuse of certain consumer information received from non-affiliated financial institutions, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires entities subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules requiring financial institutions with covered accounts (e.g. consumer bank accounts and loans) to develop, implement, and administer an identity theft protection program, as well as rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLBA and the FACT Act. The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the FDIC, as well as under state laws.

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

Guidance on Sound Compensation Policies

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years (the so-called “say-on-pay vote”) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote, at least once every six years, on how frequently to hold the “say on pay” vote.

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

Changing Regulatory Structure and Future Legislation and Regulation

Congress may enact further legislation that affects the regulation of the financial services industry, and state legislatures may enact further legislation affecting the regulation of financial institutions. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The Company cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on its business.

Other Laws and Regulations

The Company is not only subject to federal laws applicable to it, it is also subject to the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

ITEM 1A. RISK FACTORS

An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in the Company’s business. This risk also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect financial results and condition, as well as the value of, and return on investments made in the Company. Although the Company believes that these risks are the most important for you to consider, you should read this section in conjunction with the Consolidated Financial Statements, the notes to those Financial Statements and management’s discussion and analysis of financial condition and results of operations.

Risks Related to the Company’s Lending Activities

Deterioration in local economies or real estate market may adversely affect financial performance.

The Company serves individuals and businesses located in Maine, New Hampshire, and Vermont. A substantial portion of the loan portfolio is secured by real estate in these areas and the value of the associated collateral is subject to local real estate market conditions. Furthermore, many customers in the hospitality industry rely upon a high number of tourists to vacation destinations and attractions within the Company’s markets. The Company’s success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies in those market areas. A downturn in the local economies may adversely affect collateral values, sources of funds, and demand for products, all of which could have a negative impact on results of operations, financial condition and business expansion.

High concentrations of commercial loans may increase exposure to credit loss upon borrower default.

As of December 31, 2020, approximately 60% of the Banks’s loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property. Commercial loans typically involve larger balances to single borrowers or groups of related borrowers as compared to residential real estate loans. As the Bank’s loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses, and/or an increase in loan charge-offs, all of which could adversely affect the Company’s financial condition and results of operations.

Prepayments of loans may negatively impact the Company’s business. Generally, customers may prepay the principal amount of their outstanding loans at any time.

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

The secondary mortgage markets are impacted by interest rates and investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate in the future. As a result, a prolonged period of secondary market illiquidity may reduce the Company’s loan production volumes, change loan portfolio composition, and reduce operating results. Secondary markets are affected by Fannie Mae, Freddie Mac, and Ginny Mae (collectively, the "Agencies") for loan purchases that meet their conforming loan requirements. These agencies could limit purchases of conforming loans due to capital constraints, changes in conforming loan criteria or other factors. Proposals to reform mortgage finance could affect the role of the Agencies and the market for conforming loans.

The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of business, the Bank may own or foreclose and take title to real estate that may be subject to environmental liabilities with respect to subject property. As a result, the Company may be held liable for property damage, personal injury, investigation and restoration costs. The cost associated with investigation or restoration activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Greater than anticipated credit losses in the loan portfolios may adversely affect earnings.

Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. The Company makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for loan losses based on a number of factors. The allowance for loan losses is evaluated on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, values of the underlying collateral and the level of non-accrual loans. Although the Company believes the allowance for loan losses is appropriate to absorb probable losses in the loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing reported net income.

The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments.  This standard, often referred to as CECL requires companies to recognize an allowance for credit losses using a new current expected credit loss model. Any increase in the allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on the Company’s financial condition and results of operations. This is discussed further in Note 1- Summary of Significant Accounting Policies of the Consolidated Financial Statements in this Annual Report on Form 10-K.  The Company has adopted CECL as of January 1, 2021.

Risks Related to the Company’s Business

The COVID-19 pandemic may adversely impact our business and financial results, as it is highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the economy and to the lives of individuals. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have an adverse impact on us in a number of ways related to credit quality, collateral values, customer demand, funding, operations, interest rate risk, and human capital.

Expansion, growth, and acquisitions could negatively impact earnings if not successful.

The Company may grow organically both by geographic expansion and through business line expansion, as well as through acquisitions. Success of these activities depends on the Company’s ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Success may also depends on acceptance of the Bank by customers in these new markets and, in the case of expansion through acquisitions, these factors include the long-term recruitment and retention of key personnel and acquired customer relationships. Profitability depends on whether the marginal revenue generated in the new markets will offset the increased expenses of operating a larger entity, with more staff, more locations, and more product offerings. Failure to achieve any of these success factors may have a negative impact on the Company’s financial condition and results of operations.

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

The introduction of new products and services can entail significant time and resources.  The Company’s failure to manage risks and uncertainties associated with new products and services exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to the Company’s clients. Products and services relying on internet and mobile technologies may expose the Company to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on the Company’s business and reputation.

Strong competition within the Company’s markets may significantly impact profitability.

The Company competes with an ever-increasing array of financial service providers. See the section entitled “Competition” of Item 1 of this Annual Report on Form 10-K for additional competitor information. Competition from nationwide banks, as well as local institutions, continues to mount in the Company’s markets. To compete, the Company focuses on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect growth and profitability.

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

The Company’s operations is reliant on outside vendors.

The Company’s operations is dependent on the use of certain outside vendors for its day-to-day operations. The vendor may not perform in accordance with established performance standards required in its agreements for any number of reasons including a change in the vendor’s senior management, financial condition, product line or mix and how they support existing customers, or simply change their strategic focus putting the Company at risk. While the Company has a comprehensive policies and procedures in place to mitigate risk in all phases of vendor management from selection, to performance monitoring, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to its business, which could have a material adverse effect on its financial condition and results of operations.

The Company is subject to a variety of operational risks, including reputational risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect the Company’s business and results of operations.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. If personal, non-public, confidential, or proprietary information of customers in the Company’s possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage, and financial loss.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (i.e., computer viruses or electrical or telecommunications outages, natural disaster, disease pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that the Company’s vendors’ business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate (i.e., by requiring the Company to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage, and regulatory intervention.

The Company may be adversely affected by the soundness of other financial institutions.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Bank and non-bank financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to different industries and counterparties through transactions with counterparties in the bank and non-bank financial services industries, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to attract and retain key personnel.

The Company’s success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and the Company and its subsidiaries may not be able to hire or retain the key personnel that it depends upon for success. In addition, the Bank’s rural geographic marketplace, combined with relatively expensive real estate purchase prices in the many tourist communities the Company serves, create additional risks for the Company’s ability to attract and retain key personnel. The unexpected loss of key personnel could have an adverse impact on the Company’s business because of their skills, knowledge of the markets in which the Company operates, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company is subject to possible claims and litigation pertaining to fiduciary responsibilities.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect the market perception of the Company and products and services as well as impact customer demand for products and services.

Societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on the Company’s customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions and operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact the Company’s business and the business of its customers.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In particular, such events may have a particularly negative impact upon the business of customers who are engaged in the hospitality in the Company’s market area, which could have a direct negative impact on the Company’s business and results of operations.

Risks Related to Liquidity

Reforms to London Interbank Offered Rate ("LIBOR") and other indices, and related uncertainty, may adversely affect our business, financial condition or results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that after 2021 it will no longer persuade or require banks to submit rates for LIBOR. This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate benchmarks. These actions may result in future changes in the rules or methodologies used to calculate benchmarks or in the discontinuance or unavailability of certain benchmarks. The possible impact of these actions is uncertain and cannot be predicted at this time, and the potential or actual discontinuance of benchmark quotes may have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that we and other market participants will adequately be prepared for a discontinuation of LIBOR or other benchmarks, and such discontinuation may have an unpredictable impact on our contracts and/or cause significant disruption to financial markets that are relevant to our business, which may have a material, adverse effect on our financial condition or results of operations.

Wholesale funding sources may prove insufficient to replace deposits, support operations and future growth.

The Company and banking subsidiaries must maintain sufficient funds to respond to the needs of customers. To manage liquidity, the Company draws upon a number of funding sources in addition to core deposit growth, loan repayments and maturities of loans and securities. These sources include FHLB and FRB advances, proceeds from the sale of securities and loans and liquidity resources at the holding company. The Company’s ability to manage liquidity will be severely constrained if unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if the Company is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, operating margins and profitability would be adversely affected.

The Company’s access to funds from subsidiaries may be restricted.

Bar Harbor Bankshares is a separate and distinct legal entity from the Bank and non-banking subsidiaries. Bar Harbor Bankshares depends on dividends, distributions and other payments from its banking and non-banking subsidiaries to fund dividend payments on its common stock, debt service of subordinated borrowings, fund stock repurchase program and to fund strategic initiatives or other obligations. The Company’s subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Bar Harbor Bankshares based on assertion that certain payments from subsidiaries are considered an unsafe or unsound practice.

Changes in the general economy or the financial markets could adversely affect financial performance.

A deterioration of general economic conditions could adversely affect local economies and have a negative impact on results of operations and financial condition. Deterioration or defaults made by issuers of the underlying collateral of investment securities may cause additional credit-related other-than-temporary impairment charges to the income statement. The Company’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies or deteriorating investor expectations.

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

The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-bearing assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, demand for loans, securities and deposits, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, or the slope of the yield curve could influence not only the interest received on loans and securities and the amount of interest paid on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, the Bank’s higher- rate loans and investments may be subject to prepayment risk, which could negatively impact its net interest margin. Conversely, if interest rates increase, the Bank’s loans and investment securities may be subject to extension risk, which could negatively impact its net interest margin as well.

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

Risks Related to Regulatory Matters

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

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact the Company’s financial statements.

Federal, state, and local tax authorities may change tax laws and regulations, which could result in a decrease or increase to net deferred tax assets. In December 2017, the Company recognized a write-down of $4.0 million in net deferred tax assets in connection with the adoption of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Federal, state, and local tax authorities may interpret tax laws and regulations differently and challenge tax positions that the Company has taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on results.

Goodwill from acquisitions could become impaired.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the balance sheet as goodwill, by the acquirer. A significant decline in expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require the Company to record charges in the future related to the impairment of goodwill. If the Company concludes that a future write-down is necessary, the impact could have an adverse effect on financial condition and results of operations.

ITEM 2. PROPERTIES

The Company’s principal executive office is in a building owned by the Company located at 82 Main Street, Bar Harbor, Maine. The Bank provides full-banking services at 53 locations throughout Maine, New Hampshire and Vermont, of which 33 are owned and 20 are leased. The Bank also has one stand-alone drive-up window in Vermont. In addition to banking offices, the Company also has Operations Centers located in Ellsworth, Maine, and Newport, New Hampshire that house the Company’s operations and data processing centers, as well as leased space in Hampden, Maine, Portland, Maine and Manchester, New Hampshire and owned space in Ellsworth, Maine, where back office support for multiple lines of business and related functions are located. Additionally, the Bank has 1 leased and 2 owned Wealth Management offices in New Hampshire. In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol "BHB". As of March 5, 2021, there were 14,938,697 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,530 shareholders of record, as obtained through the Company’s transfer agent.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered equity securities were sold by the Company during the year ended December 31, 2020.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2020:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs(1)
October 1-31, 2020	27,600	$20.38	716,942	64,058
November 1-30, 2020	3,101	20.35	720,043	60,957
December 1-31, 2020	—	—	720,043	60,957
Total	30,701	$20.37	720,043	60,957

On March 12, 2020, the Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 781,000 shares and expires on March 20, 2021.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the Company’s cumulative total stockholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares’ cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite index, and the SNL Bank $1B to $5B Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

Total Return Performance
Bar Harbor Bankshares
NYSE American Composite Index
SNL Bank $1B - $5B Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/2018	12/31/2019	12/31/2020
Bar Harbor Bankshares	100.00	142.03	124.88	106.65	124.94	115.91
NYSE American Composite Index	100.00	110.64	131.16	115.73	131.61	125.39
SNL Bank $1B - $5B Index	100.00	143.87	153.37	134.37	163.35	138.81

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2020	2019	2018	2017	2016
Financial Condition Data:
Total assets	$3,726	$3,669	$3,608	$3,565	$1,755
Total earning assets(1)	3,360	3,349	3,327	3,300	1,681
Total investments	599	684	761	755	554
Total loans	2,563	2,635	2,488	2,473	1,129
Allowance for loan losses	19	15	14	12	10
Total goodwill and intangible assets	127	127	108	108	5
Total deposits	2,906	2,696	2,483	2,352	1,050
Total borrowings	336	531	724	830	537
Total shareholders' equity	411	396	371	355	157

Operating Data:
Total interest and dividend income	$126	$135	$127	$116	$57
Total interest expense	27	45	36	24	12
Net interest income	99	90	91	92	45
Non-interest income	43	29	28	26	13
Net revenue(2)	142	119	119	119	58
Provision for loan losses	6	2	3	3	1
Total non-interest expense	95	90	76	72	36
Income tax expense(3)	8	4	8	17	6
Net income	33	23	33	27	15

Ratios and Other Data:
Per Common Share Data
Basic earnings	$2.18	$1.46	$2.13	$1.71	$1.65
Diluted earnings	2.18	1.45	2.12	1.70	1.63
Total book value	27.58	25.48	23.87	22.96	17.19
Dividends	0.88	0.86	0.79	0.75	0.73
Common stock price:
High	25.55	27.58	30.95	33.41	33.25
Low	13.05	21.24	21.25	25.09	19.69
Close	22.59	25.39	22.43	27.01	31.55

Weighted average common shares outstanding (in thousands):
Basic	15,246	15,541	15,488	15,184	9,069
Diluted	15,272	15,587	15,564	15,290	9,143

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2020	2019	2018	2017	2016
Performance Ratios:(4)
Return on assets	0.88%	0.62%	0.93%	0.75%	0.89%
Return on equity	8.17	5.82	9.22	7.41	9.21
Interest rate spread	2.92	2.53	2.67	2.99	2.86
Net interest margin(5)	2.97	2.77	2.86	3.08	2.96
Dividend payout ratio	40.36	59.09	36.99	44.26	44.04

Organic Growth Ratios:
Total commercial loans	17%	6%	1%	24%	9%
Total loans	(3)	2	0	13	14
Total deposits	8	(2)	6	14	11

Asset Quality and Condition Ratios:
Non-accruing loans/total loans	0.48%	0.44%	0.73%	0.58%	0.58%
Net charge-offs/average loans	0.07	0.03	0.05	0.04	—
Allowance for loan losses/total loans(6)	0.74	0.58	0.56	0.50	0.92
Loans/deposits	88	98	100	106	108

Capital Ratios:
Tier 1 capital to average assets - Company	8.12%	8.13%	8.53%	8.10%	8.94%
Tier 1 capital to risk-weighted assets - Company	11.28	11.39	12.68	12.19	15.01
Tier 1 capital to average assets - Bank	9.02	8.39	8.74	8.58	9.06
Tier 1 capital to risk-weighted assets - Bank	12.52	11.79	12.99	12.92	15.20
Shareholders equity to total assets	11.04	10.80	10.27	9.95	8.93
(1)	Earning assets includes non-accruing loans and interest-bearing deposits with other banks. Securities are valued at amortized cost.
(2)	Net revenue is defined as net interest income plus non-interest income.
(3)	In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, and the Company recognized a $4.0 million write-down of its deferred tax assets and liabilities upon revaluation using the lower federal corporate income tax rate of 21.0%
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Fully taxable equivalent considers the impact of tax advantaged securities and loans.
(6)	Generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and average rates and yields on a fully taxable equivalent basis for the periods included:

	2020			2019			2018
	Average		Yield/	Average		Yield/	Average		Yield/
(in millions, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other banks(4)	$89	$—	0.15%	$17	$—	0.96%	$16	$—	0.34%
Securities available for sale and FHLB stock(2)(3)	625	20	3.20	743	25	3.42	762	25	3.20
Loans:
Commercial real estate	993	40	4.02	875	42	4.73	829	38	4.56
Commercial and industrial(3)	379	21	5.62	411	19	4.72	390	18	4.57
Paycheck protection program	109	5	4.19	—	—	—	—	—	—
Residential	1,078	41	3.78	1,158	45	3.91	1,133	44	3.85
Consumer	124	5	4.06	116	6	5.11	118	6	4.73
Total loans (1)	2,683	112	4.16	2,560	112	4.38	2,470	106	4.24
Total earning assets	3,397	132	3.87%	3,320	137	4.14%	3,248	131	3.98%
Cash and due from banks	27			64			42
Allowance for loan losses	(17)			(15)			(13)
Other assets	353			279			248
Total assets	$3,760			$3,648			$3,525

Liabilities
NOW	$643	$1	0.20%	$492	$2	0.49%	$457	$2	0.42%
Savings	467	1	0.16	359	1	0.19	354	1	0.17
Money market	396	2	0.42	348	5	1.32	281	2	0.78
Time deposits	796	14	1.80	924	19	2.09	903	15	1.64
Total interest bearing deposits	2,302	18	0.78	2,123	27	1.27	1,995	20	0.98
Borrowings	507	9	1.75	708	19	2.61	790	17	2.16
Total interest bearing liabilities	2,809	27	0.96%	2,831	46	1.61%	2,785	37	1.31%
Non-interest bearing demand deposits	481			394			355
Other liabilities	63			34			28
Total liabilities	3,353			3,259			3,168
Total shareholders' equity	407			389			357
Total liabilities and shareholders' equity	$3,760			$3,648			$3,525

Net interest income		$105			$92			$93
Net interest spread			2.92%			2.53%			2.67%
Net interest margin			2.97			2.77			2.86
Adjusted net interest margin(5)			2.93			2.77			2.86

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Income from interest-bearing deposits with other banks has been separated from securities and restated for prior periods to conform to the current period presentation.
(5)	Core net interest margin excludes Paycheck Protection Program loans.

RATE/VOLUME ANALYSIS

The following table presents the effects of rate and volume changes on the fully taxable equivalent net interest income. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison. For each category of interest- earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate), and (3) changes in volume/rate (change in rate multiplied by change in volume) have been allocated proportionately based on the absolute value of the change due to the rate and the change due to volume.

	2020 Compared with 2019			2019 Compared with 2018
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Interest-bearing deposits with other banks	$(246)	$305	$59	$115	$8	$123
Securities available for sale and FHLB stock	(1,305)	(4,031)	(5,336)	1,279	(616)	663
Loans:
Commercial real estate	(7,140)	5,544	(1,596)	1,631	2,123	3,754
Commercial and industrial(1)	4,694	(1,388)	3,306	619	962	1,581
Paycheck protection program	—	4,569	4,569	—	—	—
Residential	(1,407)	(3,107)	(4,514)	708	920	1,628
Consumer	(1,320)	426	(894)	373	(120)	253
Total loans	(5,173)	6,044	871	3,331	3,885	7,216
Total interest income	$(6,724)	$2,318	$(4,406)	$4,725	$3,277	$8,002

Interest expense:
Deposits:
NOW	$(1,807)	$731	$(1,076)	$344	$142	$486
Savings	(200)	219	19	108	13	121
Money market	(3,631)	635	(2,996)	1,897	527	2,424
Time deposits	(2,253)	(2,682)	(4,935)	4,130	352	4,482
Total deposits	(7,891)	(1,097)	(8,988)	6,479	1,034	7,513
Borrowings	(4,397)	(5,269)	(9,666)	3,357	(1,857)	1,500
Total interest expense	$(12,288)	$(6,366)	$(18,654)	$9,836	$(823)	$9,013
Change in net interest income	$5,564	$8,684	$14,248	$(5,111)	$4,100	$(1,011)

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non- GAAP adjusted earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP adjusted earnings information set forth is not necessarily comparable to non- GAAP information that may be presented by other companies. Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or For The Years Ended December 31,
(in thousands)	Calculations	2020	2019	2018
GAAP net income		$33,244	$22,620	$32,937
(Gain) loss on sale of securities, net		(5,445)	(237)	924
(Gain) loss on sale of premises and equipment, net		(32)	18	—
Loss on other real estate owned		355	166	20
Loss on debt extinguishment		1,351	1,096	—
Acquisition, conversion and other expenses		5,801	8,317	1,728
Income tax expense (1)		(481)	(2,232)	(635)
Total adjusted income(2)	(A)	$34,793	$29,748	$34,974
GAAP net interest income	(B)	$99,180	$89,810	$90,883
Plus: Non-interest income		42,956	29,069	27,935
Total Revenue		142,136	118,879	118,818
(Gain) loss on sale of securities, net		(5,445)	(237)	924
Total adjusted revenue(2)	(C)	$136,691	$118,642	$119,742
GAAP total non-interest expense		$94,860	$89,733	$75,539
Gain (loss) on sale of premises and equipment, net		32	(18)	—
Loss on other real estate owned		(355)	(166)	(20)
Loss on debt extinguishment		(1,351)	(1,096)	—
Acquisition, conversion and other expenses		(5,801)	(8,317)	(1,728)
Adjusted non-interest expense(2)	(D)	$87,385	$80,136	$73,791

(in millions)
Average earning assets	(E)	$3,397	$3,320	$3,249
Average paycheck protection program (PPP) loans	(R)	109	—	—
Average earning assets, excluding PPP loans	(S)	3,288	3,320	3,249
Average assets	(F)	3,760	3,649	3,525
Average shareholders' equity	(G)	407	389	357
Average tangible shareholders' equity(2)(3)	(H)	279	280	249
Tangible shareholders' equity, period-end(2)(3)	(I)	284	269	263
Tangible assets, period-end(2)(3)	(J)	3,598	3,542	3,501

(in thousands)
Common shares outstanding, period-end	(K)	14,916	15,558	15,523
Average diluted shares outstanding	(L)	15,272	15,587	15,564

Adjusted earnings per share, diluted	(A/L)	$2.28	$1.91	$2.25
Tangible book value per share, period-end(2)	(I/K)	19.05	17.30	16.94
Securities adjustment, net of tax(1)(4)	(M)	10,023	5,549	(8,663)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	18.38	16.94	17.50
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.90	7.60	7.51

		At or For The Years Ended December 31,
	Calculations	2020	2019	2018
Performance ratios(5)
GAAP Return on assets		0.88%	0.62%	0.93%
Adjusted return on assets(2)	(A/F)	0.92	0.82	0.99
GAAP Return on equity		8.17	5.82	9.22
Adjusted return on equity(2)	(A/G)	8.48	7.65	9.79
Adjusted return on tangible equity(2)	(A+Q)/H	12.63	10.86	14.29
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	61.71	64.95	59.27
Net interest margin(2)	(B+P)/E	2.97	2.77	2.86
Adjusted net interest margin(7)	(B+P-T)/S	2.93	2.77	2.86

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$2,477	$2,692	$2,554
Franchise taxes included in non-interest expense	(O)	477	469	479
Tax equivalent adjustment for net interest margin	(P)	1,853	2,048	1,986
Intangible amortization	(Q)	1,024	861	828
Interest and fees on PPP loans	(T)	4,569	—	—
(1)	Assumes a marginal tax rate of 23.71% in 2020, 23.87% in 2019 and 23.78% in 2018.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized gain on securities recorded on the Company’s consolidated balance sheets within total common shareholders’ equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by using adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue tax effected for tax-advantaged assets using a marginal tax rate of 23.71% in 2020, 23.87% in 2019 and 23.78% in 2018.
(7)	Core net interest margin excludes Paycheck Protection Program loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. The information in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this Form 10-K.

EXECUTIVE SUMMARY

The Company is focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of its diverse communities, businesses and entrepreneurs through over 50 locations throughout Maine, New Hampshire and Vermont. Through over 500 dedicated professionals, the Company is committed to servicing and building enduring relationships by providing a higher standard of banking.  The Company offers a variety of financial products and services designed around our target clients in order to serve all of their banking and financial needs.  The Company continues to focus on three main initiatives designed to improve its franchise and profitability on an ongoing basis: attracting noninterest-bearing deposits and reducing our cost of deposits, optimizing the balance sheet to focus on higher-margin products while managing credit risk, and appropriately managing down expenses to the size and complexity of the business. Through these efforts, the Company continues to transform its franchise into a relationship-focused business bank within its footprint.

Financial Highlights

Bar Harbor Bankshares recorded 2020 net income of $33 million, or $2.18 per diluted share, compared to $23 million, or $1.45 per diluted share, in 2019. Adjusted income (non-GAAP measure) in 2020 was $35 million, or $2.26 per diluted share, and $30 million, or $1.91 per diluted share, for the same period of 2019. Non-recurring expenses in 2020 included swap termination costs and profitability initiative costs while 2019 included acquisition, conversion and balance sheet optimization costs.

Non-interest income reached record levels in 2020 driven by mortgage banking income, gains on sold securities and other fee income.  The Company sold fixed rate residential mortgage production in the secondary market in lieu of taking interest rate and credit risk on the balance sheet, producing $7 million in fee revenue. The Company also took advantage of unrealized gains in the securities portfolio by selling certain investments for a net gain of $5 million. Customer service fees increased 12% on an expanded customer base from the prior year acquisition and a significant number of organic accounts opened throughout 2020.  Additionally, the Company’s continued focus on commercial customers generated higher derivative and treasury income in 2020, and produced cross-sell opportunities within the retail and wealth management lines.

Wealth management remains a significant contributor to fee income in 2020; increasing 11% and serving as a foundation for deepening customer relationships with $2.3 billion in assets under management. During the year the Company consolidated leadership and combined operations onto a common platform in its wealth management business. This consolidation allowed for unified policies under one environment driven by best practices.

In 2020, the Company maintained its earning assets through commercial loan growth of $212 million or 17% through its strategy to grow variable rate loans.  Non-maturity deposits grew $445 million or 25% through new accounts and the impacts of government stimulus.  Excess liquidity generated from deposits was used to further delever the Company’s balance sheet by reducing wholesale funding $520 million or 49%. The reduction in wholesale funding consisted of repayments of $195 million in senior borrowings and maturities of $325 million in brokered deposits. These collective actions reduced the Company’s overall loan to deposit ratio to 88% at year-end 2020 compared to 98% in the prior year.

The Company maintains a strong capital position; building tangible equity excluding security adjustments (non-GAAP measure) in 2020 to a higher level than before the branch acquisition in the fourth quarter of 2019.  The Company furthered its return on capital programs in 2020 in the form of stock purchases and dividend payments. Stock repurchases during the year totaled 720 thousand shares at a cost of $13.9 million. An additional 61 thousand shares remain available to be repurchased before the plan expires in 2021. The Company distributed regular cash dividends on its common stock in the aggregate amount of $13 million representing a payout ratio of 40%.

Return on assets in 2020 was 0.88% compared to 0.62% in 2019, while adjusted return on assets (non-GAAP measure) was 0.92% in 2020 compared to 0.82% in 2019. In a similar trend, return on equity was 8.17% in 2020 from 5.82% in 2019 and adjusted return on equity (non-GAAP measure) was 8.48% in 2020 from 7.65% in 2019.

COVID-19 Pandemic

On March 13, 2020, a national emergency was announced related to the COVID-19 pandemic, which has since been extended.  The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company's operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company's operations and financial results during 2021 cannot be reasonably or reliably estimated at this time.  The Company has taken careful measures in an effort to ensure the safety of its employees and customers. That includes restricting nonessential employee travel, expanding remote access availability, distancing work stations, professional cleaning of its facilities, and signs and distancing reminders for customers in the banking centers.  Further, the Company remains committed to providing uninterrupted and reliable banking service and has business continuity plans and protocols in place to ensure critical operations are able to continue without disruption. See further discussion in Item 1A – Risk Factors of this Form 10-K.

Credit Quality

The Company has experienced continuous positive trends in credit quality in 2020.  Disciplined risk management has guided the Company through volatility created by the pandemic while also allowing the Company to focus on long-term goals.  The Company had low levels of non-performing assets at 0.33% and past dues at 0.58% by year end 2020 including a 34% decrease in commercial loan delinquencies.

Starting in the second quarter 2020, the Company began stress testing the loan portfolio in addition to normal migration analysis.  The stress testing of commercial loans included the most affected industries by COVID-19 within the Company’s footprint, specifically hospitality.  However, the Company’s customers in the hospitality industry benefited from a better than expected summer tourism season for Northern New England.  Testing results throughout the year affirm the Company’s risk-based credit philosophy with no significant risk-rating downgrades or changes to reserves.

Paycheck Protection Program Loans

In response to the COVID-19 pandemic the CARES Act went into law on March 27, 2020, which provides assistance for American workers, families and small businesses. The Paycheck Protection Program ("PPP"), established by the CARES Act and implemented by the Small Business Administration ("SBA") provides small businesses with funds to pay payroll costs, pay interest on mortgages, rent, and utilities and are 100% guaranteed by the SBA.  PPP loans have a two year term, carry an interest rate at 1% and earn an amortizing SBA fee between 1 to 5% depending of the size of the loan.  These loans are recorded on the Company’s balance sheet as commercial and industrial loans.  In 2020, the Company obtained SBA approvals on approximately $132 million with $5 million of fees on 1,900 PPP loans.  As of December 31, 2020, the Company had an outstanding balance of loans totaling $54 million and $1 million of deferred fees.  The Company expects the majority of remaining forgiveness to occur by the end of the second quarter 2021.

On December 27, 2020, the Consolidated Appropriations Act of 2021 ("CAA") was signed into law, which extended certain provisions of the CARES Act and provided additional funding. The CAA extended the PPP application period to March 31, 2021 and permits eligible companies to obtain a second PPP loan with a maximum amount of $2.0 million.  This second round of loans carry similar terms and conditions as the first round and lenders are eligible for the same range of SBA processing fees.  The Company plans to continue the PPP program into the first quarter of 2021.

Loan Modifications

Also in response to the COVID-19 pandemic the Company has supported its customers through loan deferrals.  Under the CARES Act and the CAA Act, banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022.  Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies' interagency guidance.

Over the course of the year the Company modified over 800 loans totaling about $400 million, which were mostly temporary principal deferrals with normal interest accruals. The loans modified under deferment plans are still accruing interest and all contractual principal and interest is expected to be collected.  As of December 31, 2020, the Company had 69 COVID-19 modified loans totaling $69 million.

CECL

In 2020, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. Under a provision provided by the CARES Act of 2020, the Company elected to delay the adoption of the CECL standard. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. This law extended relief for troubled debt restructurings and provided for further delay of the current expected credit losses adoption under the CARES Act to January 1, 2022, with early adoption permitted. The Company elected to remain on the incurred loan loss methodology for 2020 and will adopt the CECL standard during the first quarter of 2021, effective January 1, 2021.  Had the Company adopted CECL at year end 2020, the loan loss reserve as a percentage of total loans would have been 95 basis points compared to 74 basis points reported under the incurred loss model. The 95 basis points may change in the first quarter of 2021 based primarily on any changes in economic forecasts.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2020 AND 2019

Summary

The Company offers a competitive mix of loan and deposit products to serve the retail and commercial markets in its footprint.  Loans and investment securities are the Company’s primary earning assets and net interest income from these products is its primary revenue source.  Funding of the Company’s earning assets is achieved through its management of liabilities, attempting to provide stable and flexible sources of funding within well-defined credit, investment, interest rate and liquidity guidelines.  The Company’s objective is to optimize its balance sheet position and enhance profitability with controlled risk.  The Company maintains adequate liquidity under both prevailing and forecasted economic conditions achieved primarily through an appropriate mix of deposits and borrowed funds. Total assets were $3.7 billion in 2020, remaining steady with 2019.

Cash and Cash Equivalents

The Company maintains cash vaults and teller drawers to service customers along with transactional cash accounts to service the needs of the Company and its subsidiaries that are non-interest bearing.  Interest-bearing deposits are maintained with other banks such as the Federal Reserve Bank, Federal Home Loan Bank, and other correspondent banks.  These accounts are used to fund reserve requirements, debt service on senior borrowings, and serve as collateral for correspondent bank relationships.  In addition, these accounts hold any excess liquidity used to fund higher earning assets.  The Company continuously monitors cash levels to ensure compliance with applicable regulatory requirements, including liquidity and reserve requirements.

Total cash and cash equivalents at December 31, 2020 were $226 million, compared to $57 million at December 31, 2019. The increase in cash and cash equivalent balances of $169 million between periods was driven by unanticipated extensive growth in non-maturity deposits from new accounts and government stimulus outpacing the growth in other earning assets.  The biggest portion of the growth is in Federal Reserve balances reflected in interest bearing deposits with other banks that grew by $168 million.  The average earning yield on interest bearing deposits in 2020 is 0.15% compared to 0.96% in 2021, which reduces net interest margin 16 basis points and one basis point, respectively from excess liquidity.

Securities

The Company maintains a relatively high quality and liquid securities portfolio primarily consisting of US Government-sponsored enterprises and US Government agency mortgage-backed securities, obligations of states and political subdivisions, corporate bonds, and to a much lesser extent other asset backed securities and non-agency mortgage securities.  The securities portfolio is managed in accordance with achieving the Company’s asset-liability objectives which includes managing liquidity, funding, capital, and structural interest rate risks.  Investments are evaluated within this framework and policy guidelines which have been established by the Company’s Board of Directors. The Company continuously evaluates and monitors the securities portfolio tied to credit, liquidity, duration, suitability and other metrics.  Included in the Company’s total securities is FHLB stock which is a non-marketable equity security and, therefore, is reported at cost.

Securities in 2020 decreased $85 million as the Company focused on meeting overall asset-liability objectives when interest rates increase from their current low levels.  Securities activity during the year included purchases of $216 million offset by maturities, calls and pay downs of $152 million and sales of $153 million.  The proceeds from sales and amortizing securities supported asset-liability objectives to increase liquidity, reduce prepayment and reinvestment risk, and improve risk adjusted returns.

The Company monitors our securities portfolio to ensure adequate credit support. As of December 31, 2020, the Company has identified no credit impairment.  There is no current intent to sell securities with a fair value below amortized cost at December 31, 2020, and it is more likely than not that the Company will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating and industrial analysis for identification of potential credit impairment.

In 2020, the Company sold securities of $153 million with a net gain of $5 million.  The sales strategy took advantage of favorable market conditions with attractive prices allowing the Company to sell securities projected to have sub-optimal returns and lower liquidity profiles at sizable gains.  The Company was then able to repurchase more liquid securities with reduced prepayment risk and improved risk adjusted returns.  The execution of the fourth quarter trades led to slight increase in profitability metrics and availability to pledge additional securities with the FHLB.  Although the sales generating realized gains the Company still improved December 31, 2020 unrealized gains, net of tax to $10 million compared to $6 million at December 31, 2019.

The weighted average yield on the Company’s securities portfolio was 2.96% in 2020 compared to 3.42% in the prior year.  The weighted average life of the securities portfolio at December 31, 2020 was estimated to be 4.8 years, with a duration of approximately 4.3 years.  These metrics compare with an estimated weighted average life of 5.0 years, with a duration of approximately 3.6 years for the portfolio at December 31, 2019.

Loans Held For Sale

Held for sale loans increased by $18 million to $24 million at December 31, 2020 from $6 million at December 31, 2019 as a result of strong mortgage refinancing demand in response to the low interest rate environment.  This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  In 2020, the Company’s strategy was to sell most of its residential mortgage originations on the secondary market.  Proceeds from sales totaled $223 million in 2020, $63 million in 2019 and $58 million in 2018.

Loans

The Company’s loan portfolio is comprised of the following segments: commercial real estate, commercial and industrial, residential real estate, and consumer loans. Commercial real estate loans include multi-family, commercial construction and land development, and other commercial real estate classes. Commercial and industrial loans include loans to commercial businesses and tax exempt entities including PPP loans to small businesses. Residential real estate loans consist of mortgages for 1-4 family housing. Consumer loans include home equity loans, lines of credit and auto and other installment lending.

During 2020 total loans decreased $72 million to $2.6 billion. Given the current economic environment, the Company selectively grew total commercial loans to $1.5 billion or at a pace of 17%. Commercial and industrial loans grew 18%

during the year, and 2% excluding PPP loans as the Company closely monitored risk associated with growth prospects in the portfolio.  Commercial loan growth was offset by a decline in residential loan balances of $221 million or 20% as the Company strategically moved a majority of production to the secondary market platform to generate fee income.  Residential loan production was led by refinancing activity given the lower interest rate environment and originations totaled $246 million in 2020 compared to $67 million in 2019.

The Company offered PPP loans in an effort to assist its business partners and communities.  The Company will continue the program with the second round of PPP loans authorized by the new stimulus bill in 2021. The Company originated over 1,900 first-round PPP loans totaling $132 million, of which many have been submitted for forgiveness by the SBA. The remaining first round PPP loans total $54 million with an associated $1 million of deferred fees not yet recognized in income and are expected to be forgiven by the end of the second quarter 2021.  The Company also offered borrowers COVID-19 loan modifications consisting mostly of temporary deferrals with normal interest accruals. The modifications totaled over 800 loans or about $400 million over the course of the year.

The Company’s loan portfolio remains diverse among many different industries over several geographies.  However, commercial loans represent 60% of the total portfolio and typically involve larger balances and gives rise to concentration risk.

All commercial loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes.  The following table summarizes the major industries of the Company’s commercial loan portfolio as of December 31, 2020:

(in thousands)	Amount	Percent of Portfolio
Real estate rental and leasing	$644,994	42%
Hospitality	276,421	18
Health care and social assistance	91,989	6
Educational services	61,696	4
Retail trade	58,942	4
Manufacturing	57,280	4
Agriculture, forestry, fishing and hunting	41,271	3
Construction	40,716	3
Public administration	39,315	3
Finance and insurance	36,236	2
Food services	23,373	2
Arts, entertainment, and recreation	22,137	1
Wholesale trade	20,727	1
Professional, scientific, and technical services	16,463	1
Management of companies and enterprises	15,324	1
Utilities	15,081	1
Transportation and warehousing	15,038	1
All other	48,447	3
Total commercial loans	$1,525,450	100%

The largest concentrations in the commercial loan portfolio are commercial real estate and hospitality representing 42% and 18%, respectively.  Concentrations are managed through a serious of loan policy limits and stringent underwriting requirements to minimize exposures.  Loan policy limits are based on Tier 1 Risk Based Capital (TRBC) as computed in quarterly regulatory reporting.  At December 31, 2020, none of these TRBC thresholds were exceeded. In regard to stringent underwriting requirements the Company has established minimum thresholds for loan to value ratios, debt service coverage rations, and requirements for personal guarantees.  The Company also performs a borrower revenue/margin sensitively analysis on current financials to determine the impact of decreases in borrower revenues on cash flow and ability to cover debt service.

Allowance for loan losses

The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The year-end 2020 allowance for loan losses increased to $19 million from $15 million in 2019 largely due to commercial loan growth and increased qualitative economic factors associated with the pandemic.  The allowance for loan losses to total loans ratio expanded at year-end 2020 to 0.74% from 0.58% at year-end 2019.  As noted above the Company has adopted CECL as of January 1, 2021 which will result in a higher allowance coverage ratio.  Non-accruing loans in 2020 decreased primarily due to $2 million in commercial and residential payoffs during the fourth quarter.

Due to the impacts of the pandemic the Company began and expanded quarterly stress testing of its commercial loan portfolio throughout 2020.  Fourth quarter testing covered 54% of the portfolio including the top 50 relationships, all criticized loans greater than $1.0 million, hospitality loans greater than $250 thousand, all loans over $150 thousand with a pandemic modification and any seasonal payment, restaurant, or 2021 maturing term loans greater than $500 thousand. Results of the stress testing led to no significant downgrades or changes to reserves.

Other Assets

The Company identifies on its balance sheet premises and equipment, other real estate owned, goodwill, other intangible assets, bank-owned life insurance, net deferred tax assets and other assets consisting of derivative fair values, right of use asset, community investments, and receivables.  These collective assets totaled $333 million at the end of 2020 compared to $303 million as of December 31, 2019.  The increase is primarily from the $26 million gross up of the fair value in customer loan derivatives and $3 million in community limited partnership investments made during 2020 reflected in the cash flow from investing activities.  Community limited partnership investments provide affordable loans or equity funding typically for multifamily or residential real estate in qualified community reinvestment areas, some of which may involve low income housing tax credits.  Partnerships can also include loans for commercial purposes used in economic development in qualified community reinvestment areas.

Deposits

The Company views its customer relationships as key to building its core funding platform. The Company offers competitive deposit products with local convenience including accounts with cash-back rewards. Historically, the Company’s deposit market experiences some seasonality, with lower deposits in the winter and spring months and higher deposits in the summer and autumn months.

Total deposits increased $210 million to $2.9 billion in 2020 from $2.7 billion in 2019.  Non-maturity deposits grew by $445 million or 25%, with the Company’s retail team opening 13,250 new accounts for the year and impacts of government stimulus. Time deposits decreased $235 million given a $325 million reduction in brokered deposits offset by $90 million of growth in customer time deposits. Lower interest rates and the divergence in brokered deposit spreads provided an opportunity to lock into favorable rates with longer maturities in early 2020. The Company improved its loan-to-deposit ratio to 88% at year-end from 98% at the end of 2019 primarily as a result of deposit growth and residential loan sales.

Borrowings

Borrowed funds provide a means to help manage balance sheet interest rate risk, given the Company’s ability to select desired amounts, terms and maturities on a daily basis.  Senior borrowings principally consist of advances from the FHLB and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are secured by stock in the FHLB, investment securities, certain commercial real estate loans, and blanket liens on qualifying mortgage loans and home equity loans. Subordinated borrowings consist of notes issued to accredited investors and provides a stable source of funding and capital to the Company.  Contingency lines of credit are also maintained with the Federal Reserve Bank of Boston and a correspondent bank.

At December 31, 2020 total borrowings were $336 million with a weighted average rate of 1.41% compared to $531 million with a weighted average rate of 2.11% at year-end 2019.  Prior to the pandemic the Company’s borrowings strategy centered around managing seasonal drops in core deposit funding while neutralizing fixed rate asset growth which involved locking into favorable rates on longer maturities. As a result 2020 long-term borrowings increased by $59 million with a weighted average rate of 2.37% at December 31, 2020 compared to 2.87% at December 31, 2019.  Following the onset of the pandemic the Company changed strategy to leverage funds from strong core deposit growth to offset maturing short-term borrowings.  Overall borrowings decreased $195 million or 37% from year-end 2019 primarily as excess liquidity was used to pay down borrowings.   Short-term borrowings were reduced during the year by $254 million to $93 million with a weighted average rate of 0.44% compared to 1.73% at December 31, 2019.

Derivative Financial Instruments and Hedging Activities

The Company utilizes derivative instruments to minimize fluctuations in earnings and cash flows caused by interest rate volatility. The notional balance of derivative financial instruments increased to $877 million at the end of 2020 from $580 million at year-end 2019.  The increase is primarily due to $300 million in customer loan derivatives sold on commercial loans with matching hedges using a national bank counterparty. The net fair value of total derivatives was a net asset of $52 thousand at the end of 2020 compared to a net liability of $743 thousand at year-end 2019.

Cash flow hedges reflected a new $25 million notional amount hedge on wholesale funding in April 2020.  Based on direct and indirect events resulting from COVID-19 pandemic, the Company determined that $50 million of wholesale funding was no longer necessary.  A hedge the Company placed in March 2019 with a $50 million notional amount and fixed rate of 2.46% was terminated in October 2020. As a result of the termination a $4 million loss recognized in acquisition, conversion, and other expenses as a result of the reclassification of the unrealized loss from other comprehensive income.

Stockholders’ Equity

Total equity was $411 million at year-end 2020, compared with $396 million at year-end 2019. The Company’s book value per share increased $2.10 to $27.58 from year-end 2019. The increase was primarily due to strong net income of $33 million and a $7 million improvement in other comprehensive income offset by $13 million in dividends and $14 million in stock repurchases.  The Company evaluates changes in tangible book value, a non-GAAP financial measure that is a commonly used valuation metric in the investment community, which parallels some regulatory capital measures.  Tangible book value per share increased to $19.05 per share at year-end 2020 up from $17.30 per share at year-end 2019.

During 2020 and 2019, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $13 million for both periods.  The Company’s 2020 dividend payout ratio amounted to 40%, compared with 59% in 2019.  Total cash dividends paid in 2020 was $0.88 per common share of stock, compared with $0.86 in 2019.

On March 12, 2020, the Company’s Board of Directors authorized a share repurchase plan (the “Plan”). Under the terms of the Plan, the Company is authorized to repurchase up to 5% of its outstanding common stock, representing approximately 781,000 shares.  The Plan is authorized for twelve months expiring on March 20, 2021 and authorized based on the strength of the Company’s balance sheet and capital position, and the Company’s belief in the intrinsic value of the Company’s common stock.  Given the current market for bank stock prices, the Company believes this program is another tool to enhance long-term shareholder value.  As of December 31, 2020, the Company has purchased 720,043 shares.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 13 - Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Summary

Net income in 2020 was $33 million compared to $23 million in 2019.  The non-GAAP measure of adjusted earnings in 2020 was $35 million compared to $30 million in 2019 and included acquisition, conversion and other expense charges of $6 million and $8 million, respectively.  Net income and adjusted earnings benefited from an expanded net interest margin and higher non-interest income.

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

Net interest income for 2020 was $99 million compared with $90 million in 2019 primarily due to a lower cost of funds resulting from increased liquidity from growth in non-maturity deposits. The net interest margin expanded to 2.97% in 2020 compared to 2.77% in the prior year.  Purchase loan accretion contributed 11 and 10 basis points to the margin in 2020 and 2019, respectively.   Cost of deposits and borrowings also benefited from the Federal Reserve rate cuts in 2020 and changes in other key indexes in response to the pandemic.  In total cost of funds decreased 65 basis points to 0.96% compared to 1.61% in 2019 due to the shift in funding sources to core deposits.  Total interest-bearing deposit rates improved to 0.78% compared to 1.27% in 2019 from growth in core deposits and reductions in time deposits during 2020.   Borrowing costs improved to 1.75% from 2.61% in 2019, on reduced borrowing levels and interest rates.

The yield on earning assets was 3.87% compared to 4.14% in 2019 reflecting loan originations and repricing of variable rate products in a lower interest rate environment. Both securities yields and loan yields dropped 22 basis points to 3.20% and 4.16%, respectively for 2020. The 2020 adjusted net interest margin (non-GAAP measure), which excludes PPP loans was 2.93% compared to 2.77% for 2019, which included a drag of 16 basis points and one basis point, respectively from excess liquidity reflected in interest-bearing deposits with other banks.

Loan Loss Provision

The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The provision was $6 million in 2020 compared to $2 million in 2019. Credit quality metrics improved with decreases in non-accruing and past due loans.  Overall credit quality remains strong, the increase in the provision is indicative of commercial loan growth and higher economic adjustments reflecting elevated risk from COVID-19.

Non-Interest Income

Non-interest income are fees that are fundamental to the Company’s profitability through revenue diversification in the forms of trust and treasury management services, customer service fees, customer loan derivatives, and secondary market mortgage sales.

Non-interest income in 2020 increased to $43 million from $29 million in 2019 driven primarily by increases in mortgage banking income and gains on sold securities.  The $5 million increase in mortgage banking income is associated with secondary market sales of $223 million compared to $63 million in 2019.  The Company took advantage of unrealized gains in the securities portfolio in 2020 by selling certain investments for a net gain of $5 million.  Customer loan derivative income also contributed to non-interest income as demand for these products remained strong within the commercial loan pipeline throughout the year.  Customer services fees increased by over $1 million to $11 million resulting from expanded operations into Central Maine offset by impacts of the pandemic on these services. Wealth management income grew over $1 million to $13 million in 2020. The increase reflects a full year of having assets under management acquired in the fourth quarter of 2019 totaling $218 million.

Non-Interest Expense

Non-interest expense was $95 million in 2020 compared to $90 million in 2019.  The increase is primarily a result of a $4 million higher salary and benefit expense due to the expanded branch model and wealth management business.  Salary and benefit expense was also impacted by larger accruals for incentives on improved performance metrics and post-retirement plan costs based on lower discount rates.  Additionally, occupancy and equipment costs increased by $3 million based on the expanded footprint in central Maine.  Operating expenses remained controlled as the efficiency ratio (non-GAAP) improved to 61.71% in 2020 from 64.95% in 2019.  Non-recurring expenses in 2020 primarily consisted of a $4 million loss on termination of a $50.0 million swap on wholesale borrowings and a $1 million loss on extinguishment of debt on longer-term and higher cost FHLB borrowings. The remaining represents costs for profitability initiatives including trust system conversion and consolidation.  Non-recurring expenses in 2019 included a $3 million loss on interest rate cap terminations, $3 million related to the branch acquisition, and $2 million related to branch optimization and other strategic initiatives.

Income Tax Expense

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses.  Income tax expense was $8 million for the year ended December 31, 2020, compared with $4 million for the year ended December 31, 2019.  The effective tax rate increased to 20.2% in 2020 from 15.7% in 2019, reflecting the higher level of taxable income and lower level of non-tax advantaged income in 2020.  This reflects higher income in 2020 from the Company’s expanded customer base in the state of Maine along with higher core deposits that carry a lower cost of funds.

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

Non-Interest Expense

Non-interest expense was $90 million in 2019 compared to $76 million in 2018. The increase in 2019 includes $3 million related to the branch acquisition, a $3 million reclassification of losses on the interest rate cap derivative from other comprehensive income and $3 million related to branch optimization and other strategic review expenses. Salary and employee benefits expenses increased by $4 million due to postretirement benefit revaluations on lower discount rates and an increase in full time equivalent employees (“FTEs”). FTEs totaled 531 at the end of 2019 compared with 445 at the end of 2018, which includes employees from the branch acquisition.

Income Tax Expense

The effective tax rate decreased to 15.7% in 2019 from 18.7% in 2018 due to a higher proportion of tax-advantaged income to taxable income, which was driven by overall lower net income in 2019 as compared to 2018.

Expected Replacement of London Interbank Offered Rate

The Alternative Reference Rates Committee continues its work in finding suitable replacements for LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates and other potential interest rate benchmark reforms will occur beginning potentially in 2022. Although the full impact of such reforms and actions, together with any transition away from LIBOR remains unclear, the Company is preparing to transition from the LIBOR to an alternative reference rate.

The Company’s transition plan includes a number of key steps, including engagement with central bank and industry working groups and regulators, active client engagement, internal operational readiness, and risk management, among other things, to promote the transition to alternative reference rates. The Company is identifying on-balance sheet and off-balance sheet references to LIBOR, determining appropriate language to replace the LIBOR index language, and determining disclosures necessary for customers, with appropriate procedures and schedules to complete the LIBOR transition.

However, there is a number of unknown factors regarding the transition from LIBOR or interest rate benchmark reforms that could impact the Company’s business, including, for example, the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of the alternative reference rates, prices of and the liquidity of trading markets for products based on the alternative reference rates, and ability to transition to and develop appropriate systems and analytics for one or more alternative reference rates.

For a further discussion of the various risks the Company faces in connection with the expected replacement of LIBOR and reform of interest rate benchmarks on operations, see Item 1A of this Form 10K – “Risk Factors,” paragraph for “Reforms to London Interbank Offered Rate ("LIBOR") and other indices, and related uncertainty, may adversely affect our business, financial condition or results of operations.”

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

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2020, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company’s liquidity position remains strong. During the quarter we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans. At December 31, 2020, available same-day liquidity totaled approximately $1.1 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios. The Company had unused borrowing capacity at the FHLB of $511.9 million, unused borrowing capacity at the Federal Reserve of $81.1 million and unused lines of credit totaling $71.9 million, in addition to over $200.0 million in unencumbered, liquid investment portfolio assets. The Company has also utilized the Federal Reserve's Paycheck Protection Program Liquidity Facility to provide liquidity to fund PPP loans.

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

The following table summarizes the Company’s contractual obligations at December 31, 2020:

		Less than One	One to Three	Three to Five	After Five
(in thousands)	Total	Year	Years	Years	Years
FHLB Borrowings	$248,283	$65,676	$155,000	$27,300	$307
Subordinated Notes	59,961	—	—	—	59,961
Operating lease obligations	11,677	1,293	2,637	2,385	5,362
Purchase obligations	23,349	4,532	8,196	7,984	2,637
Total Contractual Obligations	$343,270	$71,501	$165,833	$37,669	$68,267

EFFECTS OF INFLATION

Inflation and changing prices have not had a material effect on the Company’s business, and the Company does not expect that they will materially affect the business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of the Company product offerings.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

At December 31, 2020 and 2019, the Company’s off-balance sheet arrangements were limited to customer obligations, in the normal course of business to meet customer’s financing needs. These financial arrangements include commitments to extend credit, unused or unadvanced loan funds, and letters of credit. The Company uses the same lending policies and procedures to make such commitments as it uses for other lending products. Customers’ creditworthiness is evaluated on a case-by-case basis.

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

Management has identified the Company’s most critical accounting policies as related to:

●	Allowance for Loan Losses
●	Acquired Loans
●	Income Taxes
●	Goodwill and Identifiable Intangible Assets
●	Determination of Other-Than-Temporary Impairment of Securities
●	Fair Value of Financial Instruments

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposit accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with option provisions are examined on an individual basis in each rate environment to estimate the likelihood of exercise. Prepayment assumptions for mortgage loans are calibrated using specific Bank experience while mortgage-backed securities are developed from industry standard models of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

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

In 2020, behavioral assumptions regarding both core deposits and residential loans were modified to incorporate the results of a third party model to better reflect the Bank’s unique position and geographic footprint. As of December 31, 2020, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the years ended December 31, 2020 and 2019:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2020
-100	$(2,368)	(2.6)%	$(8,716)	(9.5)%
+200	7,080	7.7	16,945	18.4
At December 31, 2019
-100	(961)	(1.0)	(3,645)	(3.7)
+200	651	0.7	3,246	3.3

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon while deteriorating further from that level over the two-year horizon.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve over both the one and two-year horizons.

As compared to December 31, 2019, the year-one sensitivity in the down 100 basis points scenario is down with the year-two sensitivities in the down 100 basis points scenario lower as well. In the year-one and year-two up 200 basis points scenario, results are meaningfully improved on a year-over-year basis.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Qualitative Reserve in the Allowance for Loan Losses

As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for loan losses totaled $19.1 million as of December 31, 2020. The allowance is comprised of four distinct reserve components: (1) specific reserves related to loans individually evaluated; (2) quantitative reserves related to loans collectively evaluated; (3) qualitative reserves related to loans collectively evaluated; and (4) an estimate is made for losses incurred during the loss emergence period for each loan category within the collectively evaluated pools. As of December 31, 2020, specific reserves related to loans individually evaluated totaled $730 thousand and the reserve associated with loans collectively evaluated, including the quantitative, qualitative and loss emergence period estimates, totaled, $18.4 million.

For loans that are collectively evaluated, the Company segregates loans into two general loan pools: substandard and pass rated by loan type. The reserve for loans collectively evaluated is established through historical loss experience of the loan pools over their respective loss emergence periods which are then adjusted for potential risks factors that could result in actual losses deviating from prior loss experience. The Company has considered these qualitative risk factors to be: (1) lending policies and procedures, (2) business conditions, (3) volume and nature of the loan portfolio, (4) experience, ability and depth of lending management, (5) problem loan trends, (6) quality of the Company’s loan review system, (7) concentrations in the loan portfolio, (8) competition, legal, and regulatory environment, and (9) collateral coverage and loan to value. Arriving at an appropriate level of allowance for loan losses, specifically the qualitative reserve, involves a high degree of judgment by management and future adjustments may be necessary if there are significant changes in conditions.

We identified the qualitative reserve for loans collectively evaluated in the allowance for loan losses as a critical audit matter due to the high degree of auditor judgment required in order to evaluate the subjective assumptions made by management within the reserve. Our audit procedures related to management’s evaluation and establishment of the qualitative reserve for loans collectively evaluated in the allowance for loan losses include the following, among others:

●	We obtained an understanding of the relevant controls related to the qualitative factors applied to the qualitative reserve for loans collectively evaluated in the allowance for loan losses and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.
●	We tested management’s process and significant judgments in the evaluation and establishment of the qualitative reserve, which included:
o	Evaluating the reasonableness of management’s judgments by validating the source of information used by management with the relevant internal or external information from which it was derived, as well as testing the completeness and accuracy of the source data used by management.
o	Evaluating the reasonableness of management’s judgments related to the adjustments given to the qualitative factors by evaluating the adjustments for the proper magnitude and directional consistency based on the data utilized in the determination of the qualitative factors.

Goodwill Impairment Assessment

As described in Notes 1 and 6 of the consolidated financial statements, the Company’s goodwill balance was $119.5 million as of December 31, 2020. The Company performs a goodwill impairment test annually as of September 30, or whenever certain triggering events occur or there are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount are identified. Management estimates the fair value of the reporting unit by considering multiple valuation techniques, which include the income approach (discounted cash flow method) and the market approach (combination of comparable public companies and acquisition transactions). These valuation techniques consider various assumptions about projected financial results, business plans, discount rates, valuation multiples, and growth rates, among others.

We identified the impairment assessment of goodwill as a critical audit matter due to the high degree of auditor judgement, subjectivity, and effort in order to evaluate the fair value of the reporting unit due to the judgements made by management in the estimation of the Company’s future cash flows (including consideration of projected financial results and business plans), the components used in determining the discount and growth rates, the valuation multiples used, and the market data used. In addition, the audit effort involved the use of internal professionals with specialized skill and knowledge in the field of business valuation.

Our audit procedures related to the goodwill impairment assessments performed throughout the year included the following:

●	We obtained an understanding of the relevant controls and tested such controls for design and operating effectiveness related to management’s review of the fair value of the reporting unit calculation, including a review of the accuracy and completeness of the inputs to the calculation as well as the review of the judgements made by management in the calculation.
●	We evaluated management’s process for developing the fair value estimates of the reporting unit including evaluating the appropriateness of the income and market approaches used.
●	We tested the completeness and accuracy of the underlying data used in the fair value estimates by agreeing Company financial data to internal records and independently obtaining market data for a population of comparable companies.
●	We evaluated management’s cash flow projections and significant assumptions considered within the business plan by considering the current and past performance by the Company, consideration of the Company’s ability to meet financial projections, and the consistency of these assumptions with evidence obtained in other areas of the audit.
●	We used the assistance of internal specialists to assist in the evaluation of significant assumptions in the valuation methodology. This included:
o	Evaluating the discount rate by comparing to publicly available market data and, as necessary, establishing an independent expectation of a market discount rate.
o	Evaluating the long term growth rate by comparing to industry standard metrics and, as necessary, establishing an independent expectation of a long term growth rate.
o	Evaluating the price multiples of comparable public companies by comparing management’s assumptions to market information publicly available for comparable companies.
o	Evaluating the reasonableness and application of the methodologies used by management including the income approach and the market approach.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 10, 2021

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$27,566	$26,485
Interest-bearing deposits with other banks	198,441	30,425
Total cash and cash equivalents	226,007	56,910

Securities:
Securities available for sale	585,046	663,230
Federal Home Loan Bank stock	14,036	20,679
Total securities	599,082	683,909

Loans held for sale	23,988	6,499

Total loans	2,562,885	2,634,593
Less: Allowance for loan losses	(19,082)	(15,353)
Net loans	2,543,803	2,619,240

Premises and equipment, net	52,458	51,205
Other real estate owned	—	2,236
Goodwill	119,477	118,649
Other intangible assets	7,670	8,641
Cash surrender value of bank-owned life insurance	77,870	75,863
Deferred tax assets, net	1,745	3,865
Other assets	73,662	42,111
Total assets	$3,725,762	$3,669,128

Liabilities
Deposits:
Demand	$544,636	$414,534
NOW	738,849	575,809
Savings	521,638	388,683
Money market	402,731	384,090
Time	698,361	932,635
Total deposits	2,906,215	2,695,751

Borrowings:
Senior	276,062	471,396
Subordinated	59,961	59,920
Total borrowings	336,023	531,316

Other liabilities	72,183	45,654
Total liabilities	3,314,421	3,272,721

(in thousands, except share data)	December 31, 2020	December 31, 2019
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at December 31, 2020 and December 31, 2019	32,857	32,857
Additional paid-in capital	190,084	188,536
Retained earnings	195,607	175,780
Accumulated other comprehensive income	11,016	3,911
Less: 1,512,465 and 870,257 shares of treasury stock at December 31, 2020 and December 31, 2019, respectively	(18,223)	(4,677)
Total shareholders’ equity	411,341	396,407
Total liabilities and shareholders’ equity	$3,725,762	$3,669,128

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except earnings per share data)	2020	2019	2018
Interest and dividend income
Loans	$107,085	$111,042	$104,015
Securities and other	19,019	24,349	23,436
Total interest and dividend income	126,104	135,391	127,451
Interest expense
Deposits	18,043	27,034	19,521
Borrowings	8,881	18,547	17,047
Total interest expense	26,924	45,581	36,568
Net interest income	99,180	89,810	90,883
Provision for loan losses	5,625	2,317	2,780
Net interest income after provision for loan losses	93,555	87,493	88,103

Non-interest income
Trust and investment management fee income	13,378	12,063	11,985
Customer service fees	11,327	10,127	9,538
Gain (loss) on sales of securities, net	5,445	237	(924)
Mortgage banking income	6,884	1,626	1,490
Bank-owned life insurance income	2,007	2,053	1,821
Customer derivative income	2,503	2,028	860
Other income	1,412	935	3,165
Total non-interest income	42,956	29,069	27,935

Non-interest expense
Salaries and employee benefits	48,920	45,000	40,964
Occupancy and equipment	16,751	14,214	12,386
(Gain) loss on premises and equipment, net	(32)	18	—
Outside services	1,985	1,818	2,408
Professional services	2,060	2,191	1,474
Communication	892	821	804
Marketing	1,385	1,872	1,743
Amortization of intangible assets	1,024	861	828
Loss on debt extinguishment	1,351	1,096	—
Acquisition, conversion and other expenses	5,801	8,317	1,728
Other expenses	14,723	13,525	13,204
Total non-interest expense	94,860	89,733	75,539

Income before income taxes	41,651	26,829	40,499
Income tax expense	8,407	4,209	7,562
Net income	$33,244	$22,620	$32,937

Earnings per share:
Basic	$2.18	$1.46	$2.13
Diluted	$2.18	$1.45	$2.12

Weighted average common shares outstanding:
Basic	15,246	15,541	15,488
Diluted	15,272	15,587	15,564

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net income	$33,244	$22,620	$32,937
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on securities available for sale	5,819	18,646	(8,563)
Changes in unrealized gain on hedging derivatives	3,772	2,216	654
Changes in unrealized loss on pension	(338)	(350)	(216)

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on securities available for sale	(1,345)	(4,434)	1,978
Changes in unrealized gain on hedging derivatives	(880)	(448)	(168)
Changes in unrealized loss on pension	77	83	47
Total other comprehensive income (loss)	7,105	15,713	(6,268)
Total comprehensive income	$40,349	$38,333	$26,669

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2017	$32,857	$186,702	$144,977	$(4,554)	$(5,341)	$354,641
Net income	—	—	32,937	—	—	32,937
Other comprehensive income	—	—	—	(6,268)	—	(6,268)
Cash dividends declared ($0.79 per share)	—	—	(12,184)	—	—	(12,184)
Treasury stock purchased (10,899 shares)	—	—	—	—	(324)	(324)
Net issuance (101,460 shares) to employee stock plans, including related tax effects	—	(395)	—	—	1,010	615
Modified retrospective basis adoption of Revenue Recognition Accounting Codification Standard 606	—	—	(184)	—	—	(184)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income for adoption of ASU 2018-02	—	—	980	(980)	—	—
Recognition of stock based compensation	—	1,346	—	—	—	1,346
Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579

Net income	—	—	22,620	—	—	22,620
Other comprehensive income	—	—	—	15,713	—	15,713
Cash dividends declared ($0.86 per share)	—	—	(13,366)	—	—	(13,366)
Treasury stock purchased (9,195 shares)	—	—	—	—	(239)	(239)
Net issuance (34,944 shares) to employee stock plans, including related tax effects	—	(490)	—	—	217	(273)
Recognition of stock based compensation	—	1,373	—	—	—	1,373
Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,911	$(4,677)	$396,407

Net income	—	—	33,244	—	—	33,244
Other comprehensive income	—	—	—	7,105	—	7,105
Cash dividends declared ($0.88 per share)	—	—	(13,417)	—	—	(13,417)
Treasury stock purchased (733,567 shares)	—	—	—	—	(14,188)	(14,188)
Net issuance (91,359 shares) to employee stock plans, including related tax effects	—	(22)	—	—	642	620
Recognition of stock based compensation	—	1,570	—	—	—	1,570
Balance at December 31, 2020	$32,857	$190,084	$195,607	$11,016	$(18,223)	$411,341

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$33,244	$22,620	$32,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,625	2,317	2,780
Net amortization of securities	3,367	3,341	3,945
Deferred tax benefit	(38)	1,020	(443)
Change in unamortized net loan costs and premiums	1,104	(555)	(600)
Premises and equipment depreciation	4,771	4,136	3,704
Stock-based compensation expense	1,570	1,373	1,346
Accretion of purchase accounting entries, net	(1,975)	(3,806)	(3,512)
Amortization of other intangibles	1,025	861	828
Income from cash surrender value of bank-owned life insurance policies	(2,007)	(2,053)	(1,821)
(Gain) loss on sales of securities, net	(5,445)	(237)	924
Increase in right-of-use lease assets	(578)	(632)	—
Increase in lease liabilities	625	660	—
(Gain) loss on other real estate owned	(355)	166	—
(Gain) loss on premises and equipment, net	(32)	18	—
Net change in other assets and liabilities	(2,728)	7,174	(2,366)
Net cash provided by operating activities	38,173	36,403	37,722

Cash flows from investing activities:
Proceeds from sales of securities available for sale	153,200	92,315	29,107
Proceeds from maturities, calls and prepayments of securities available for sale	151,829	115,334	95,629
Purchases of securities available for sale	(215,567)	(129,189)	(146,763)
Net change in loans	53,400	(150,831)	(5,158)
Purchase of FHLB stock	(4,105)	(11,687)	(2,676)
Proceeds from sale of FHLB stock	10,748	26,667	5,122
Purchase of premises and equipment, net	(6,776)	(9,185)	(4,793)
Proceeds from premises held for sale	903	—	—
Net investment in community limited partnerships	(2,750)	(22)	(585)
Purchase of bank-owned life insurance	—	—	(14,000)
Acquisitions, net of cash acquired	(340)	(18,383)	—
Proceeds from sale of other real estate owned	2,205	—	153
Net cash provided by (used in) investing activities	142,747	(84,981)	(43,964)

Cash flows from financing activities:
Net change in deposits	210,464	212,693	131,981
Net change in short-term FHLB borrowings	(248,262)	(308,380)	37,000
Proceeds from long-term advances	148,199	328,097	42,700
Repayments of long-term advances	(78,186)	(237,719)	(180,982)
Net change in short-term other borrowings	(17,053)	8,621	(4,495)
Proceeds from subordinated debt issuance	—	40,000	—
Repayments of subordinated debt	—	(22,000)	—
Payment of subordinated debt issuance costs	—	(700)	—
Exercise of stock options	620	(273)	615
Purchase of treasury and common stock	(14,188)	(239)	(324)
Cash dividends paid on common stock	(13,417)	(13,366)	(12,184)
Net cash (used in) provided by financing activities	(11,823)	6,734	14,311
(continued)

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net change in cash and cash equivalents	169,097	(41,844)	8,069
Cash and cash equivalents at beginning of year	56,910	98,754	90,685
Cash and cash equivalents at end of year	$226,007	$56,910	$98,754

Supplemental cash flow information:
Interest paid	$27,423	$45,755	$36,511
Income taxes paid, net	10,045	2,371	9,891

Acquisition of non-cash assets and liabilities:
Assets acquired	1,171	243,676	—
Liabilities acquired	(343)	261,814	—

Other non-cash changes:
Real estate owned acquired in settlement of loans	—	250	2,380
Initial recognition of operating lease right-of-use assets	—	8,991	—
Initial recognition of operating lease liabilities	—	8,991	—

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and other short-term investments with maturities less than 90 days. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. On March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent effective March 26, 2020.  This action eliminated reserve requirement for all depository institutions.  The reserve requirement at December 31, 2019 was $23.1 million.

Securities: All securities held at December 31, 2020 and 2019 were classified as available-for-sale (“AFS”). Available for sale securities primarily consist of mortgage-backed securities, obligations of state and political subdivisions thereof, and corporate bonds and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to be other-than-temporarily impaired (“OTTI”) as discussed below. The Company does not have any securities classified as trading or held-to-maturity.

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

Federal Home Loan Bank Stock: The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank uses the FHLB for most of its wholesale funding needs. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, based primarily on its level of obligations with the FHLB. FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. Dividends from FHLB stock are reported in interest and dividend income.

The Company periodically evaluates FHLB stock for impairment based on the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2020.

Loans Held for Sale: Residential loans originated with the intent to be sold in the secondary market are accounted for at the lower of cost or market (fair value). Fair value is primarily determined based on quoted prices for similar loans in active markets. Residential loans held for sale are generally sold with servicing rights retained.  The carrying value of loans sold is reduced by the amount allocated to the servicing right.  Gains and losses on sales of residential loans (sales proceeds minus carrying value) are recorded in non-interest income.

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

Loan Modifications under the CARES Act: The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that may otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

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

Premises and Equipment: Land is carried at cost.  Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of the lease term or estimated useful lives of related assets; generally 5 to 39 years for premises and three to seven years for furniture and equipment. Software costs are stated at cost less accumulated depreciation within other assets on the Consolidated Statements of Condition. Amortization expense on software is calculated using the straight-line method over the estimated useful lives of the related assets.

Transfers of Financial Assets:  Transfers of an entire financial asset, group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

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

Goodwill: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and other intangible assets, such as core deposit and acquired customer relationship intangibles.

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

Refer to Note 6 – Goodwill and Other Intangibles, for further information, including the Company’s loan loss estimation methodology

Other Intangible Assets: Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  The fair value of these assets are generally determined based on appraisals and management assesses the recoverability of these intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These other intangible assets primarily consist of core deposit and acquired customer relationship intangible assets arising from the whole bank and branch acquisitions are amortized on an accelerated method over their estimated useful lives.

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

Capitalized Servicing Rights: Capitalized servicing rights are recognized as assets when residential loans are sold and the rights to service those loans are retained.

The Company’s capitalized servicing rights are initially recorded at fair value. Fair values are established by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Changes in the fair value of capitalized servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows. However, these capitalized servicing rights are amortized in proportion to and over the period of estimated net servicing income, which includes prepayment assumptions. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the capitalized servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these capitalized servicing rights exceeds fair value. The capitalized servicing rights are included in other assets on the Company’s consolidated balance sheet.

Derivative Financial Instruments: The Company recognizes all derivative instruments on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. The fair value of the derivative is reflected on the Consolidated Balance Sheet in either other assets or liabilities.

Changes in the fair value of derivative instruments that are highly effective and qualify as cash flow hedge are recorded in other comprehensive income (loss). Any ineffective portion is recorded in earnings. For fair value hedges that are highly effective, the gain or loss on the derivative and the loss or gain on the hedged item attributable to the hedged risk are both recognized in earnings, with the differences (if any) representing hedge ineffectiveness. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged.  Net cash settlements on derivatives that do not quality for hedge accounting are reporting in non-interest income.  Cash flows on hedges are classified in the cash flow statement the same as cash flows of the items being hedged.

The Company enters into commitments to fund mortgage loans with borrowers (interest rate locks) and forward commitments for the future delivery of these mortgage loans for sale on the secondary market.  These mortgage banking derivatives are classified as free standing derivatives to hedge against inherent interest rate and pricing risk associated with selling loans.  The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold or the commitment period expires. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets in either other assets or other liabilities.

Senior and Subordinated Borrowings: The Company’s senior borrowings include retail and wholesale repurchase agreements, FHLB overnight, FHLB short-term and long-term advances, federal funds purchased, credit facilities, and line of credit advances.  Subordinated borrowings consist of subordinated notes issued to investors. The Company is required to post collateral for certain borrowings, for which it, generally, posts loans and/or investment securities as collateral.

Off-Balance Sheet Financial Instruments: In the ordinary course of business, the Company has entered into off- balance sheet financial instruments consisting of commitments to extend credit, unused or unadvanced loan funds and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Stock Based Compensation: The Company has equity award plans that include stock options, restricted stock awards restricted stock units and performance stock units, which are described more fully in Note 14 - Stock Based Compensation Plans of the Consolidated Financial Statements. The Company recognizes expenses for stock options and restricted awards based on the fair value of these awards as of the grant date. For restricted stock units and performance stock units the expense is recognized over the vesting periods of the grants. The Company uses its treasury shares for issuing shares upon option exercises, restricted stock awards, restricted stock unit vesting and performance stock unit vesting.

Employee Stock Purchase Plan:  The Company recognizes expense based difference between the market price of shares and the discounted price of the plan from participant enrollment over each six month enrollment period.

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

The Company recognizes the over-funded or under-funded status of post-retirement benefit plans as a liability or asset on the balance sheet in other liabilities or other assets and recognizes changes in that funded status through other comprehensive income (loss). Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income/(loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is the Company’s fiscal year end.

Employee 401(k) expenses are recognized for the amount of the Company’s matching contributions.

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

Revenue Recognition: The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers." ASC 606 requires the Company to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or service. See Note 16 - Revenue from Contracts with Customers of the Company’s Consolidated Financial Statements for additional information on revenue recognition.

Wealth Management:  Wealth management assets held in a fiduciary or agent capacity are not included in the accompanying Consolidated Balance Sheets because they are not assets of the Company.  Trust and investment management fees is primarily comprised of fees earned from consultative investment management, trust administration, tax return preparation, and financial planning. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based on the daily accrual of the market value of the investment accounts and the applicable fee rate.

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
Standards Not Yet Adopted
ASU 2016-13, Measurement of Credit Losses on Financial Instruments ASU 2018‑19, Codification Improvements to ASU 2016-13

This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach ("CECL") for financial instruments measured at amortized cost and other commitments to extend credit, such as of balance sheet credit exposures (loan commitments, unused line of credit and stand-by letters of credit). The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and certain off-balance sheet exposures. Additional quantitative and qualitative disclosures are required upon adoption.

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

January 1, 2020

Adoption of this ASU is expected to primarily change how the Company estimates credit losses with the application of the expected credit loss model. The Company will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company's CECL implementation efforts in the fourth quarter focused on the finalization and board approval of the final CECL model, completed modelling of off-balance sheet credit risks, completed formal governance and control documentation, and developed and presented revised disclosures for board approval.

The ASU was originally effective for the Company beginning in the first quarter of 2020; however, after the CARES Act was enacted on March 27, 2020, the Securities and Exchange Commission (SEC) staff clarified that once the deferral was elected by a registrant, Dec. 31, 2020, adoption of CECL was required, retrospective to Jan. 1, 2020 (ignoring an early termination of the national emergency). Under the amendments, a registrant electing the delay under the CARES Act is further delayed until Jan. 1, 2022, effective as of Jan. 1, 2022 (absent an early termination of the national emergency). With regard to the amendments to Section 4014, the SEC staff indicated it would not object to a registrant early adopting on Dec. 31, 2020, retrospective to Jan. 1, 2020, or Jan. 1, 2021, effective as of Jan. 1, 2021.

The Company elected to delay the adoption to Jan. 1, 2021 to allow for a more comparable quarterly presentation as we report in 2021. Had we adopted CECL at year end 2020, the loan loss reserve as a percentage of total loans would have been 95 basis points compared to 74 basis points reported under the incurred loss model. The 95 basis points may change in the first quarter of 2021 based primarily on any changes in economic forecasts.

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
Standards Not Yet Adopted (continued)
ASU 2020-01, Investments—Equity Securities, Investments Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which added Topic 321, Investments – Equity Securities, and made targeted improvements to address certain aspects of accounting for financial instruments. The amendments in this Update affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting.

The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. The amendments in this Update should be applied prospectively.

December 15, 2020

The Company has been evaluating our equity method investments which primarily consist of community limited partnership investments to ensure compliance with the new guidance prospectively in 2021. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2020-04 Facilitation of the Effects of Reference Rate Reform, Topic 848, as amended in ASU 2021-01

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

1

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$206,834	$6,018	$(462)	$212,390
US Government agency	82,878	2,870	(116)	85,632
Private label	19,810	40	(141)	19,709
Obligations of states and political subdivisions thereof	164,766	4,244	(6)	169,004
Corporate bonds	97,689	1,465	(843)	98,311
Total securities available for sale	$571,977	$14,637	$(1,568)	$585,046

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2019
Mortgage-backed securities:
US Government-sponsored enterprises	$319,064	$4,985	$(2,080)	$321,969
US Government agency	98,568	1,640	(547)	99,661
Private label	20,212	68	(747)	19,533
Obligations of states and political subdivisions thereof	139,332	2,942	(268)	142,006
Corporate bonds	78,804	1,478	(221)	80,061
Total securities available for sale	$655,980	$11,113	$(3,863)	$663,230

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at December 31, 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$—	$—
Over 1 year to 5 years	20,566	20,963
Over 5 years to 10 years	76,456	76,598
Over 10 years	165,433	169,752
Total bonds and obligations	262,455	267,313
Mortgage-backed securities	309,522	317,733
Total securities available for sale	$571,977	$585,046

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

	Proceeds from Sale
	of Securities
(in thousands)	Available for Sale	Realized Gains	Realized Losses	Net
2020	$153,200	$5,492	$(47)	$5,445
2019	92,315	993	(756)	237
2018	29,107	—	(924)	(924)

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$209	$40,285	$253	$4,323	$462	$44,608
US Government agency	45	6,776	71	3,297	116	10,073
Private label	—	—	141	19,514	141	19,514
Obligations of states and political subdivisions thereof	6	5,577	—	—	6	5,577
Corporate bonds	555	21,774	288	11,712	843	33,486
Total securities available for sale	$815	$74,412	$753	$38,846	$1,568	$113,258

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2019
Mortgage-backed securities:
US Government-sponsored enterprises	$1,074	$43,429	$1,006	$49,712	$2,080	$93,141
US Government agency	432	19,717	115	9,120	547	28,837
Private label	380	9,843	367	9,411	747	19,254
Obligations of states and political subdivisions thereof	137	29,355	131	1,682	268	31,037
Corporate bonds	142	9,888	79	12,276	221	22,164
Total securities available for sale	$2,165	$112,232	$1,698	$82,201	$3,863	$194,433

A summary of securities pledged as collateral for certain deposits and borrowing arrangements as of the years ended December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$83,805	$92,862	$217,009	$220,054
Securities pledged for repurchase agreements	37,444	39,119	96,007	96,477
Securities pledged for borrowings (1)	48,725	51,913	157,172	157,458
Total securities pledged	$169,974	$183,894	$470,188	$473,989
(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

Securities Impairment

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For the twelve months ended December 31, 2020, 2019 and 2018 the Company did not record any other-than-temporary impairment (“OTTI”) losses.

The following table presents the remaining amount of historical credit losses on debt securities and changes reflected in the statement of income:

	Twelve Months Ended December 31,
(in thousands)	2020	2019	2018
Estimated credit losses as of prior year-end	$1,697	$1,697	$1,697
Reductions for securities paid off during the period	—	—	—
Estimated credit losses at end of the period	$1,697	$1,697	$1,697

The Company expects to recover its amortized cost basis on all debt securities in its AFS portfolio, as unrealized losses are the result of changes in the interest rate environment and other market factors. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS were not other-than-temporarily impaired at December 31, 2020:

US Government-sponsored enterprises

35 out of the total 571 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.04% of the amortized cost of securities in unrealized loss positions. The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government- sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year. All securities are performing.

US Government agencies

10 out of the total 159 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 1.14% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year. All securities are performing.

Private-label

9 of the total 16 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.72% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

2 of the total 142 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.12% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the year. All securities are performing.

Corporate bonds

11 of the total 33 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.45% of the amortized cost of securities in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans previously acquired from a business combination. The following is a summary of total loans:

	December 31, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$129,255	$1,868	$131,123	$31,387	$2,903	$34,290
Other commercial real estate	765,862	187,396	953,258	666,051	230,320	896,371
Total commercial real estate	895,117	189,264	1,084,381	697,438	233,223	930,661

Commercial and industrial:
Commercial	315,005	45,683	360,688	239,692	59,072	298,764
Agricultural	16,797	153	16,950	20,018	206	20,224
Tax exempt	39,429	24,002	63,431	66,860	37,443	104,303
Total commercial and industrial	371,231	69,838	441,069	326,570	96,721	423,291

Total commercial loans	1,266,348	259,102	1,525,450	1,024,008	329,944	1,353,952

Residential real estate:
Residential mortgages	633,390	290,501	923,891	734,188	411,170	1,145,358
Total residential real estate	633,390	290,501	923,891	734,188	411,170	1,145,358

Consumer:
Home equity	55,092	47,372	102,464	59,368	63,033	122,401
Other consumer	9,924	1,156	11,080	11,167	1,715	12,882
Total consumer	65,016	48,528	113,544	70,535	64,748	135,283

Total loans	$1,964,754	$598,131	$2,562,885	$1,828,731	$805,862	$2,634,593

Total unamortized net costs and premiums included in the year-end total for business activity loans were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Unamortized net loan origination costs	$5,157	$3,603
Unamortized net premium on purchased loans	(85)	(134)
Total unamortized net costs and premiums	$5,072	$3,469

For the year ended December 31, 2020, the Company had pledged loans with a collateral value totaling $71.9 million to the Federal Reserve Bank of Boston for certain borrowing arrangements. The Company also pledged residential first mortgage loans, home equity loans and certain commercial loans with collateral value totaling $910.5 million for FHLB borrowings for the year ended December 31, 2020. (See Note 8 - Borrowed Funds of the Company’s Consolidated Financial Statements.)

The carrying amount of the acquired loans at December 31, 2020 totaled $598.1 million. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $12.7 million (and a note balance of $16.3 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $585.4 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$7,367	$4,377
Acquisitions	—	4,391
Net reclassifications from (to) nonaccretable difference	1,146	541
Accretion	(2,957)	(1,942)
Balance at end of period	$5,556	$7,367

The following is a summary of past due loans at December 31, 2020 and December 31, 2019:

Business Activities Loans

			90 Days or				Past Due >
	30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
December 31, 2020
Commercial real estate:
Construction and land development	$—	$—	$1	$1	$129,254	$129,255	$—
Other commercial real estate	454	464	850	1,768	764,094	765,862	—
Total commercial real estate	454	464	851	1,769	893,348	895,117	—

Commercial and industrial:
Commercial	5	310	157	472	314,533	315,005	—
Agricultural	7	—	36	43	16,754	16,797	—
Tax exempt	—	—	—	—	39,429	39,429	—
Total commercial and industrial	12	310	193	515	370,716	371,231	—

Total commercial loans	466	774	1,044	2,284	1,264,064	1,266,348	—

Residential real estate:
Residential mortgages	6,219	1,767	973	8,959	624,431	633,390	—
Total residential real estate	6,219	1,767	973	8,959	624,431	633,390	—

Consumer:
Home equity	95	137	170	402	54,690	55,092	3
Other consumer	20	—	2	22	9,902	9,924	—
Total consumer	115	137	172	424	64,592	65,016	3

Total loans	$6,800	$2,678	$2,189	$11,667	$1,953,087	$1,964,754	$3

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
December 31, 2020
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$74	$1,868	$—
Other commercial real estate	2,360	105	695	3,160	6,359	187,396	—
Total commercial real estate	2,360	105	695	3,160	6,433	189,264	—

Commercial and industrial:
Commercial	184	—	131	315	870	45,683	—
Agricultural	—	—	—	—	153	153	—
Tax exempt	—	—	—	—	—	24,002	—
Total commercial and industrial	184	—	131	315	1,023	69,838	—

Total commercial loans	2,544	105	826	3,475	7,456	259,102	—

Residential real estate:
Residential mortgages	785	579	1,155	2,519	4,532	290,501	121
Total residential real estate	785	579	1,155	2,519	4,532	290,501	121

Consumer:
Home equity	971	486	101	1,558	659	47,372	—
Other consumer	—	—	—	—	39	1,156	—
Total consumer	971	486	101	1,558	698	48,528	—

Total loans	$4,300	$1,170	$2,082	$7,552	$12,686	$598,131	$121

Business Activities Loans

			90 Days or				Past Due >
	30-59 Days	60-89 Days	Greater	Total Past			90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$205	$53	$—	$258	$31,129	$31,387	$—
Other commercial real estate	40	1,534	1,810	3,384	662,667	666,051	—
Total commercial real estate	245	1,587	1,810	3,642	693,796	697,438	—

Commercial and industrial:
Commercial	452	50	894	1,396	238,296	239,692	—
Agricultural	62	34	96	192	19,826	20,018	—
Tax exempt	—	—	—	—	66,860	66,860	—
Total commercial and industrial	514	84	990	1,588	324,982	326,570	—

Total commercial loans	759	1,671	2,800	5,230	1,018,778	1,024,008	—

Residential real estate:
Residential mortgages	7,293	1,243	668	9,204	724,984	734,188	—
Total residential real estate	7,293	1,243	668	9,204	724,984	734,188	—

Consumer:
Home equity	597	43	429	1,069	58,299	59,368	50
Other consumer	36	12	—	48	11,119	11,167	—
Total consumer	633	55	429	1,117	69,418	70,535	50

Total loans	$8,685	$2,969	$3,897	$15,551	$1,813,180	$1,828,731	$50

Acquired Loans

			90 Days or		Acquired		Past Due >
	30-59 Days	60-89 Days	Greater	Total Past	Credit		90 days and
(in thousands)	Past Due	Past Due	Past Due	Due	Impaired	Total Loans	Accruing
December 31, 2019
Commercial real estate:
Construction and land development	$—	$12	$—	$12	$384	$2,903	$—
Other commercial real estate	2,029	245	231	2,505	8,289	230,320	—
Total commercial real estate	2,029	257	231	2,517	8,673	233,223	—

Commercial and industrial:
Commercial	440	335	140	915	2,723	59,072	—
Agricultural	—	—	—	—	173	206	—
Tax exempt	—	—	—	—	36	37,443	—
Total commercial and industrial	440	335	140	915	2,932	96,721	—

Total commercial loans	2,469	592	371	3,432	11,605	329,944	—

Residential real estate:
Residential mortgages	3,185	864	1,015	5,064	5,591	411,170	—
Total residential real estate	3,185	864	1,015	5,064	5,591	411,170	—

Consumer:
Home equity	208	548	217	973	1,291	63,033	217
Other consumer	2	9	—	11	66	1,715	—
Total consumer	210	557	217	984	1,357	64,748	217

Total loans	$5,864	$2,013	$1,603	$9,480	$18,553	$805,862	$217

Non-Accrual Loans

The following is summary information pertaining to non-accrual loans at December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
	Business			Business
	Activities	Acquired		Activities	Acquired
(in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate:
Construction and land development	$190	$—	$190	$258	$—	$258
Other commercial real estate	1,404	2,657	4,061	2,888	343	3,231
Total commercial real estate	1,594	2,657	4,251	3,146	343	3,489

Commercial and industrial:
Commercial	869	375	1,244	932	626	1,558
Agricultural	222	—	222	278	—	278
Tax exempt	—	—	—	—	—	—
Total commercial and industrial	1,091	375	1,466	1,210	626	1,836

Total commercial loans	2,685	3,032	5,717	4,356	969	5,325

Residential real estate:
Residential mortgages	3,301	2,428	5,729	3,362	1,973	5,335
Total residential real estate	3,301	2,428	5,729	3,362	1,973	5,335

Consumer:
Home equity	438	291	729	615	254	869
Other consumer	13	—	13	21	—	21
Total consumer	451	291	742	636	254	890

Total loans	$6,437	$5,751	$12,188	$8,354	$3,196	$11,550

Loans evaluated for impairment by portfolio segment as of December 31, 2020 and December 31, 2019 were as follows:

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2020
Balance at end of period
Individually evaluated for impairment	$2,222	$997	$2,215	$12	$5,446
Collectively evaluated	892,895	370,234	631,175	65,004	1,959,308
Total	$895,117	$371,231	$633,390	$65,016	$1,964,754

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2020
Balance at end of period
Individually evaluated for impairment	$2,338	$294	$668	$—	$3,300
Purchased credit impaired	6,433	1,023	4,532	698	12,686
Collectively evaluated	180,493	68,521	285,301	47,830	582,145
Total	$189,264	$69,838	$290,501	$48,528	$598,131

Business Activities Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$3,964	$1,353	$2,620	$13	$7,950
Collectively evaluated	693,474	325,217	731,568	70,522	1,820,781
Total	$697,438	$326,570	$734,188	$70,535	$1,828,731

Acquired Loans

	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
December 31, 2019
Balance at end of period
Individually evaluated for impairment	$258	$385	$1,032	$—	$1,675
Purchased credit impaired	8,673	2,932	5,591	1,357	18,553
Collectively evaluated	224,292	93,404	404,547	63,391	785,634
Total	$233,223	$96,721	$411,170	$64,748	$805,862

The following is a summary of impaired loans at December 31, 2020 and December 31, 2019:

Business Activities Loans

	December 31, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	748	832	—
Commercial	851	958	—
Agricultural	146	150	—
Tax exempt loans	—	—	—
Residential real estate	612	701	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	189	199	139
Other commercial real estate	1,285	1,356	227
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	1,603	1,663	67
Home equity	12	12	1
Other consumer	—	—	—

Total
Commercial real estate	2,222	2,387	366
Commercial and industrial	997	1,108	—
Residential real estate	2,215	2,364	67
Consumer	12	12	1
Total impaired loans	$5,446	$5,871	$434

Acquired Loans

	December 31, 2020
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,567	1,595	—
Commercial	229	332	—
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	423	465	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	771	791	290
Commercial	65	67	5
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	245	334	1
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	2,338	2,386	290
Commercial and industrial	294	399	5
Residential real estate	668	799	1
Consumer	—	—	—
Total impaired loans	$3,300	$3,584	$296

Business Activities Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	1,911	1,957	—
Commercial	710	773	—
Agricultural	361	361	—
Tax exempt loans	—	—	—
Residential real estate	2,067	2,227	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	258	258	205
Other commercial real estate	1,795	1,940	1,026
Commercial	282	289	164
Agricultural	—	—	—
Tax exempt loans	—	—	—
Residential real estate	553	590	57
Home equity	13	13	—
Other consumer	—	—	—

Total
Commercial real estate	3,964	4,155	1,231
Commercial and industrial	1,353	1,423	164
Residential real estate	2,620	2,817	57
Consumer	13	13	—
Total impaired loans	$7,950	$8,408	$1,452

Acquired Loans

	December 31, 2019
	Recorded	Unpaid Principal	Related
(in thousands)	Investment	Balance	Allowance
With no related allowance:
Construction and land development	$—	$—	$—
Other commercial real estate	90	90	—
Commercial	385	481	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	678	938	—
Home equity	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Construction and land development	—	—	—
Other commercial real estate	168	168	12
Commercial	—	—	—
Agricultural	—	—	—
Tax exempt	—	—	—
Residential mortgages	354	376	49
Home equity	—	—	—
Other consumer	—	—	—

Total
Commercial real estate	258	258	12
Commercial and industrial	385	481	—
Residential real estate	1,032	1,314	49
Consumer	—	—	—
Total impaired loans	$1,675	$2,053	$61

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2020 and December 31, 2019:

Business Activities Loan

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	392	—	5,434	55
Commercial	842	4	871	5
Agricultural	114	2	—	—
Tax exempt loans	—	—	—	—
Residential real estate	641	17	2,089	47
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	203	—	56	1
Other commercial real estate	1,295	14	1,737	—
Commercial	—	—	153	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	1,616	37	540	7
Home equity	12	1	13	—
Other consumer	—	—	—	—

Total
Commercial real estate	1,890	14	7,227	56
Commercial and industrial	956	6	1,024	5
Residential real estate	2,257	54	2,629	54
Consumer	12	1	13	—
Total impaired loans	$5,115	$75	$10,893	$115

Acquired Loans

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Average Recorded	Interest	Average Recorded	Interest
(in thousands)	Investment	Income Recognized	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—
Other commercial real estate	1,218	—	89	—
Commercial	298	—	429	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	436	—	652	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

With an allowance recorded:
Construction and land development	—	—	—	—
Other commercial real estate	678	3	123	—
Commercial	73	—	—	—
Agricultural	—	—	—	—
Tax exempt loans	—	—	—	—
Residential real estate	249	—	361	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total
Commercial real estate	1,896	3	212	—
Commercial and industrial	371	—	429	—
Residential real estate	685	—	1,013	—
Consumer	—	—	—	—
Total impaired loans	$2,952	$3	$1,654	$—

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

The following tables include the recorded investment and number of modifications identified during the twelve months ended December 31, 2020, 2019 and 2018, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.

	Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Specific
(in thousands, except modifications)	Modifications	Investment	Investment	Reserve
Troubled Debt Restructurings
Other commercial real estate	1	$54	$244	$24
Other commercial	6	229	239	—
Agricultural	1	86	86	—
Home equity	1	26	24	—
Other consumer	1	9	8	—
Total	10	$404	$601	$24

	Year Ended December 31, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Specific
(in thousands, except modifications)	Modifications	Investment	Investment	Reserve
Troubled Debt Restructurings
Other commercial real estate	10	$630	$529	$69
Other commercial	7	366	271	—
Agricultural	2	500	503	—
Residential mortgages	12	1,427	1,327	—
Total	31	$2,923	$2,630	$69

	Twelve Months Ended December 31, 2018
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Specific
(in thousands, except modifications)	Modifications	Investment	Investment	Reserve
Troubled Debt Restructurings
Commercial construction and land development	1	$1	$1	$1
Other commercial real estate	9	1,896	1,564	153
Other commercial	7	556	486	55
Agricultural	1	167	—	—
Residential mortgages	19	3,348	2,752	145
Home equity	1	100	100	—
Other consumer	3	13	11	—
Total	41	$6,081	$4,914	$354

The following table summarizes the types of loan concessions made for the periods presented:

	Year Ended December 31,
	2020		2019		2018
		Post-Modification		Post-Modification		Post-Modification
		Outstanding		outstanding		outstanding
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands, except modifications)	Modifications	Investment	Modifications	Investment	Modifications	Investment
Troubled Debt Restructurings
Interest only payments and maturity concession	—	$—	2	$73	1	$16
Interest rate, forbearance and maturity concession	4	384	—	—	—	—
Amortization and maturity concession	—	—	4	273	1	286
Amortization, interest rate and maturity concession	—	—	5	539	—	—
Forbearance	—	—	5	346	3	271
Forbearance and interest only payments	1	24	7	692	6	121
Forbearance and interest rate concession	—	—	—	—	1	49
Forbearance and maturity concession	—	—	4	472	20	2,030
Maturity concession	5	193	—	—	2	440
Restructure without concession	—	—	—	—	5	1,419
Other	—	—	4	235	2	282
Total	10	$601	31	$2,630	41	$4,914

For the twelve months ended December 31, 2020, 2019 and 2018, there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure

As of December 31, 2020, the Company had no bank-owned residential real estate property. As of December 31, 2019, the Company maintained bank-owned residential real estate property with a fair value of $2.2 million. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2020 and December 31, 2019 totaled $633 thousand and $810 thousand, respectively.

Loan Concentrations

Loan concentrations in specific industries may occasionally emerge as a result of economic conditions, changes in local demands, natural loan growth and runoff. At December 31, 2020 the largest industry concentration outside of commercial real estate was the hospitality industry which represents 11% or $276.4 million of the Company’s total loan portfolio, compared with 8.6% or $227.0 million at December 31, 2019.

Loans to Related Parties

In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2020 and December 31, 2019 are summarized below.

(in thousands)	December 31, 2020	December 31, 2019
Beginning balance	$8,209	$8,395
Changes in composition(1)	—	(302)
New loans	1,589	242
Less: repayments	(3,667)	(126)
Ending balance	$6,131	$8,209
(1)	Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2020 and 2019, the Company was servicing loans for participants totaling $596.3 million and $497.2 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.3 million for the years ended 2020, 2019, and 2018, and is included as a component of other income within non- interest income.

Servicing rights activity during 2020 and 2019, included in other assets, was as follows:

	At or for the Twelve Months Ended December 31,
(in thousands)	2020	2019
Balance at beginning of year	$3,001	$3,086
Additions	1,152	160
Amortization	(800)	(245)
Balance at end of year	$3,353	$3,001

Total held for sale loans were $24.0 million and $6.5 million and at December 31, 2020 and 2019, respectively. The net gains on sales of loans at December 31, 2020 and 2019 were $5.3 million and $493 thousand, respectively, and is included as a component of mortgage banking income within non-interest income.

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

A summary of the methodology employed on a quarterly basis with respect to each of these components in order to evaluate the overall adequacy of the Company’s allowance for loan losses is as follows:

Specific Reserve for Loans Individually Evaluated

First, the Company identifies loan relationships having aggregate balances in excess of $150 thousand with potential credit weaknesses. Such loan relationships are identified primarily through the Company’s analysis of internal loan evaluations, past due loan reports, TDRs and loans adversely classified. Each loan so identified is then individually evaluated for impairment. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Substantially all impaired loans have historically been collateral dependent, meaning repayment of the loan is expected or is considered to be provided solely from the sale of the loan’s underlying collateral. For such loans, the Company measures impairment based on the fair value of the loan’s collateral, which is generally determined utilizing current appraisals. A specific reserve is established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. The Company’s policy is to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral’s value, in which case a new appraisal is obtained.

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

Quantitative Reserve for Loans Collectively Evaluated

Second, the Company stratifies the loan portfolio into two general business loan pools: substandard (7 risk rated) and pass-rated (0 to 6 rated) by loan type. Substandard rated loans are subject to higher credit loss rates in the allowance for loan loss calculation. The Company utilizes historical loss rates for commercial real estate and commercial and industrial loans assessed by internal risk rating. Historical loss rates on residential real estate and consumer loans are not risk graded. Residential real estate and consumer loans are considered as part of the pass-rated portfolio unless removed due to specific reserve evaluation based on past due status and/or other indications of credit deterioration. Quantitative reserves relative to each loan pool are established as follows: for all loan segments an allocation equaling 100% of the respective pool’s average 3-year historical net loan charge-off rate (determined based upon the most recent 12 quarters) is applied to the aggregate recorded investment in the pool of loans. Purchased performing loans are collectively evaluated as their own separate category within each loan pool.

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

Activity in the allowance for loan losses for the twelve months ended December 31, 2020, 2019 and 2018 was as follows:

Business Activities Loans	At or for the Year Ended December 31, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$7,668	$3,608	$3,402	$379	$15,057
Charged-off loans	(1,036)	(540)	(43)	(306)	(1,925)
Recoveries on charged-off loans	154	21	—	45	220
Provision for loan losses	4,167	288	718	261	5,434
Balance at end of period	$10,953	$3,377	$4,077	$379	$18,786
Individually evaluated for impairment	366	—	67	1	434
Collectively evaluated	10,587	3,377	4,010	378	18,352
Total	$10,953	$3,377	$4,077	$379	$18,786

Acquired Loans	At or for the Year Ended December 31, 2020
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$147	$6	$143	$—	$296
Charged-off loans	(101)	(53)	(11)	(78)	(243)
Recoveries on charged-off loans	19	9	13	11	52
Provision (release) for loan losses	225	43	(144)	67	191
Balance at end of period	$290	$5	$1	$—	$296
Individually evaluated for impairment	290	5	1	—	296
Collectively evaluated	—	—	—	—	—
Total	$290	$5	$1	$—	$296

Business Activities Loans	At or for the Year Ended December 31, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$6,811	$2,380	$3,982	$408	$13,581
Charged-off loans	(212)	(336)	(109)	(228)	(885)
Recoveries on charged-off loans	194	65	55	6	320
Provision (release) for loan losses	875	1,499	(526)	193	2,041
Balance at end of period	$7,668	$3,608	$3,402	$379	$15,057
Individually evaluated for impairment	1,231	164	57	—	1,452
Collectively evaluated	6,437	3,444	3,345	379	13,605
Total	$7,668	$3,608	$3,402	$379	$15,057

Acquired Loans	At or for the Year Ended December 31, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$173	$35	$77	$—	$285
Charged-off loans	—	(23)	(240)	(5)	(268)
Recoveries on charged-off loans	—	—	—	3	3
Provision (releases) for loan losses	(26)	(6)	306	2	276
Balance at end of period	$147	$6	$143	$—	$296
Individually evaluated for impairment	12	—	49	—	61
Collectively evaluated	135	6	94	—	235
Total	$147	$6	$143	$—	$296

Business Activities Loans	At or for the Twelve Months Ended December 31, 2018
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$6,037	$2,373	$3,357	$386	$12,153
Charged-off loans	(417)	(111)	(225)	(629)	(1,382)
Recoveries on charged-off loans	275	76	166	18	535
Provision for loan losses	916	42	684	633	2,275
Balance at end of period	$6,811	$2,380	$3,982	$408	$13,581
Individually evaluated for impairment	422	78	111	—	611
Collectively evaluated	6,389	2,302	3,871	408	12,970
Total	$6,811	$2,380	$3,982	$408	$13,581

Acquired Loans	At or for the Twelve Months Ended December 31, 2018
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$97	$16	$59	$—	$172
Charged-off loans	(136)	(166)	(158)	(65)	(525)
Recoveries on charged-off loans	43	7	—	83	133
Provision (releases) for loan losses	169	178	176	(18)	505
Balance at end of period	$173	$35	$77	$—	$285
Individually evaluated for impairment	—	—	41	—	41
Collectively evaluated	173	35	36	—	244
Total	$173	$35	$77	$—	$285

Credit Quality Information

Loan Origination/Risk Management: The Company has certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Company’s Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans and potential problem loans. The Company seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

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

Special Mention: Loans the Company considers having some potential weaknesses, but are deemed to not carry levels of risk inherent in one of the subsequent categories, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which may require a higher level of supervision or internal reporting because of: (i) declining industry trends; (ii) increasing reliance on secondary sources of repayment; (iii) the poor condition of or lack of control over collateral; or (iv) failure to obtain proper documentation or any other deviations from prudent lending practices. Economic or market conditions which may, in the future, affect the obligor, may warrant special mention of the asset. Loans for which an adverse trend in the borrower’s operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose the Company to sufficient risks to warrant classification.

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

The following tables present the Company’s commercial loans by risk rating at December 31, 2020 and December 31, 2019:

Business Activities Loans

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Grade:
Pass	$129,065	$31,057	$745,600	$646,886	$874,665	$677,943
Special mention	—	—	4,626	5,483	4,626	5,483
Substandard	—	330	15,076	11,974	15,076	12,304
Doubtful	189	—	560	1,708	749	1,708
Loss	1	—	—	—	1	—
Total	$129,255	$31,387	$765,862	$666,051	$895,117	$697,438

Commercial and Industrial

Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Grade:
Pass	$298,568	$221,329	$16,025	$18,940	$39,429	$66,860	$354,022	$307,129
Special mention	1,644	2,744	334	298	—	—	1,978	3,042
Substandard	14,158	14,866	438	780	—	—	14,596	15,646
Doubtful	633	753	—	—	—	—	633	753
Loss	2	—	—	—	—	—	2	—
Total	$315,005	$239,692	$16,797	$20,018	$39,429	$66,860	$371,231	$326,570

Residential Real Estate and Consumer Loans

Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Performing	$630,089	$737,325	$54,654	$58,753	$9,911	$11,146	$694,654	$807,224
Nonperforming	3,301	3,362	438	615	13	21	3,752	3,998
Total	$633,390	$740,687	$55,092	$59,368	$9,924	$11,167	$698,406	$811,222

Acquired Loans

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Commercial construction
	and land development		Commercial real estate other		Total commercial real estate
(in thousands)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Grade:
Pass	$1,703	$2,412	$177,405	$218,491	$179,108	$220,903
Special mention	—	12	1,449	2,261	1,449	2,273
Substandard	165	479	7,026	9,400	7,191	9,879
Doubtful	—	—	1,516	168	1,516	168
Total	$1,868	$2,903	$187,396	$230,320	$189,264	$233,223

Commercial and Industrial

Credit Risk Profile by Creditworthiness Category

	Commercial		Agricultural		Tax exempt loans		Total commercial and industrial
(in thousands)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Grade:
Pass	$43,972	$51,184	$20	$58	$24,002	$37,407	$67,994	$88,649
Special mention	793	5,432	—	—	—	—	793	5,432
Substandard	451	2,115	133	148	—	36	584	2,299
Doubtful	467	341	—	—	—	—	467	341
Total	$45,683	$59,072	$153	$206	$24,002	$37,443	$69,838	$96,721

Residential Real Estate and Consumer Loans

Credit Risk Profile Based on Payment Activity

	Residential real estate		Home equity		Other consumer		Total residential real estate and consumer
(in thousands)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Performing	$288,073	$407,811	$47,081	$62,504	$1,156	$1,707	$336,310	$472,022
Nonperforming	2,428	3,359	291	529	—	8	2,719	3,896
Total	$290,501	$411,170	$47,372	$63,033	$1,156	$1,715	$339,029	$475,918

The following table summarizes information about total classified and criticized loans as of December 31, 2020 and December 31, 2019.

	December 31, 2020			December 31, 2019
	Business			Business
(in thousands)	Activities Loans	Acquired Loans	Total	Activities Loans	Acquired Loans	Total
Non-accrual	$6,437	$5,751	$12,188	$8,354	$3,196	$11,550
Substandard accruing	28,371	6,726	35,097	26,055	13,387	39,442
Loss accruing	1	—	1	—	—	—
Total classified	34,809	12,477	47,286	34,409	16,583	50,992
Special mention	6,604	2,242	8,846	8,525	7,705	16,230
Total Criticized	$41,413	$14,719	$56,132	$42,934	$24,288	$67,222

NOTE 5.           PREMISES AND EQUIPMENT

Year-end premises and equipment at December 31, 2020 and December 31, 2019 are summarized as follows:

			Estimated Useful
(in thousands, except years)	2020	2019	Life
Land	$5,531	$5,028	N/A
Buildings and improvements	55,366	52,363	5-39 years
Furniture and equipment	13,865	13,573	3-7 years
Premises and equipment, gross	74,762	70,964
Accumulated depreciation	(22,304)	(19,759)
Premises and equipment, net	$52,458	$51,205

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $4.8 million, $4.1 million and $3.7 million, respectively.

Premises held for sale for the years ended December 31, 2020 and 2019 were $962 thousand and $1.8 million, respectively and are included in other assets. The Company measures assets held for sale at the lower of carrying amount or estimated fair value less 6% selling costs. The Company sold $802 thousand of premises held for sale in 2020 at a gain of $122 thousand, there were no sales in 2019 and 2018. There were no impairment charges recognized in 2020, 2019 and 2018.

NOTE 6.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2020 and 2019 is as follows:

(in thousands)	2020	2019
Balance at beginning of year	$118,649	$100,085
Acquisition	828	18,564
Balance at end of year	$119,477	$118,649

In the fourth quarter of 2020, the Company completed its annual goodwill impairment testing using balance sheet and market data as of September 30, 2020. The analysis was performed at the consolidated Bank level of the Company, which is considered the smallest reporting unit carrying goodwill. The step one analysis under the guidance of ASC 350 was passed, and therefore no goodwill impairment was recognized for the year ended December 31, 2020.  No impairment was recorded in 2019 and 2018.

The components of other intangible assets in 2020 and 2019 are as follows:

	2020
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,305	$(3,287)	$6,018
Customer list and other intangibles	1,901	(249)	1,652
Total	$11,206	$(3,536)	$7,670

	2019
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(2,635)	$6,848
Customer list and other intangibles	2,065	(272)	1,793
Total	$11,548	$(2,907)	$8,641

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from 5 years to 11 years. Amortization expenses related to intangibles totaled $1.0 million in 2020, $861 thousand in 2019 and $828 thousand in 2018.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2020 is as follows:

Other Intangible
(in thousands)	Assets
2021	$934
2022	932
2023	932
2024	932
2025	932
and thereafter	3,008
Total	$7,670

NOTE 7.           DEPOSITS

A summary of time deposits at December 31, 2020 and December 31, 2019 are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Time less than $100,000	$325,646	$600,747
Time $100,000 through $250,000	278,940	225,505
Time $250,000 or more	93,775	106,383
Total	$698,361	$932,635

At December 31, 2020 and December 31, 2019, the scheduled maturities by year for time deposits are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Within 1 year	$574,007	$555,074
Over 1 year to 2 years	61,584	287,934
Over 2 years to 3 years	41,145	51,444
Over 3 years to 4 years	12,875	31,262
Over 4 years to 5 years	8,728	6,883
Over 5 years	22	38
Total	$698,361	$932,635

Included in time deposits are brokered deposits of $201.8 million and $526.9 million at December 31, 2020 and December 31, 2019, respectively. Also included in time deposits are reciprocal deposits of $125.0 million and $64.1 million at December 31, 2020 and December 31, 2019, respectively.

NOTE 8.           BORROWED FUNDS

Borrowed funds at December 31, 2020 and December 31, 2019 are summarized, as follows:

	December 31, 2020		December 31, 2019
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$65,676	1.19%	$303,286	1.83%
Other borrowings	27,779	0.15	44,832	0.99
Total short-term borrowings	93,455	0.44	348,118	1.73
Long-term borrowings
Advances from the FHLB	182,607	1.73	123,278	1.93
Subordinated borrowings	59,961	4.34	59,920	5.53
Total long-term borrowings	242,568	2.37	183,198	2.87
Total	$336,023	1.41%	$531,316	2.11%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2020 and 2019.

The Company also has capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2020, the Company’s available secured line of credit at the FRB was $71.9 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB as of December 31, 2020 and December 31, 2019.

The Company maintains an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $50 million as of December 31, 2020 and December 31, 2019. There was no outstanding balance on the line of credit as of December 31, 2020 and December 31, 2019.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at December 31, 2020 include $20.0 million of callable advances and $307 thousand of amortizing advances. The advances outstanding at December 31, 2019 include no callable advances and $316 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of December 31, 2020 is as follows:

	December 31, 2020
		Weighted Average
(in thousands, except rates)	Amount	Rate
2021	$65,676	1.19%
2022	75,000	1.87
2023	80,000	1.77
2024	7,300	1.16
2025	20,000	1.21
2026 and thereafter	307	4.12
Total FHLB advances	$248,283	1.59%

On November 26, 2019, the Company executed a new Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate ("SOFR") plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $659 thousand and $700 thousand net of amortization as of December 31, 2020 and 2019 respectively, that are netted against the subordinated debt.

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

NOTE 9.           EMPLOYEE BENEFIT PLANS

Pension Plans

The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. The Plan was assumed in connection with a business combination in 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2020, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met. The Company did not have any defined benefit pension plans prior to 2017.

The following tables set forth information about the plan for the year ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,926	$8,009
Service cost	—	—
Interest cost	282	331
Actuarial loss	913	1,068
Benefits paid	(319)	(300)
Settlements	(152)	(182)
Projected benefit obligation at end of year	9,650	8,926

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	11,078	9,990
Expected return on plan assets	1,433	1,570
Contributions by employer	—	—
Benefits paid	(319)	(300)
Settlements	(152)	(182)
Fair value of plan assets at end of year	12,040	11,078

Overfunded status	$(2,390)	$(2,152)

Amounts recognized in consolidated balance sheet:
Other assets	$2,390	$2,152

Net periodic pension cost is comprised of the following for the year ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Interest cost	$282	$331
Expected return on plan assets	(708)	(638)
Settlement Charge	—	—
Net periodic pension benefit credit	$(426)	$(307)

(in thousands)	2020	2019
Net actuarial loss	$178	$145
Settlement charge	—	—
Net period pension benefit credit	(426)	(307)
Total recognized in net periodic benefit (credit) cost and other comprehensive income	$(248)	$(162)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Net actuarial loss	$178	$145
Settlement charge	—	—
Prior service cost	893	748
Total accumulated other comprehensive loss (pre-tax)	$1,071	$893

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $822 thousand. The Company expects to make no cash contributions to the pension trust during the 2021 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2020 and 2019 were as follows:

	2020	2019
Projected benefit obligation
Discount rate	2.46%	3.23%
Net periodic pension cost
Discount rate	3.23%	4.23%
Long-term rate of return on plan assets	6.00	6.50

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

The Company’s overall investment strategy with respect to the Plan’s assets is to maintain assets at a level that will sufficiently cover future beneficiary obligations while achieving long term growth in assets. The Plan’s targeted asset allocation is 54% equity securities and 46% fixed-income securities primarily consisting of intermediate-term products.

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

The fair value of the Plan’s assets by category and level within fair value hierarchy are as follows at December 31, 2020 and 2019:

	2020
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$2,364	$2,364	$—
Mid-cap	744	744	—
Small-cap	765	765	—
International	1,499	1,499
Fixed income funds:
Fixed-income - core plus	3,880	3,880	—
Intermediate duration	1,338	1,338	—
Common stock	510	510	—
Common/collective trusts - large-cap	620	—	620
Cash equivalents - money market	320	320	—
Total	$12,040	$11,420	$620

	2019
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$2,144	$2,144	$—
Mid-cap	590	590	—
Small-cap	557	557	—
International	1,009	1,009
Fixed income funds:
Fixed-income - core plus	4,028	4,028	—
Intermediate duration	1,371	1,371	—
Common stock	574	574	—
Common/collective trusts - large-cap	566	—	566
Cash equivalents - money market	230	230	—
Total	$11,069	$10,503	$566

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2020 and 2019.

Estimated benefit payments under the Company’s pension plan over the next 10 years at December 31, 2020 are as follows:

(in thousands)	Payments
2021	$354
2022	372
2023	369
2024	384
2025	379
2026-2030	2,321
Total	$4,179

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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,979	$3,033
Service cost	—	—
Interest cost	81	103
Actuarial loss	202	221
Benefits paid	(293)	(378)
Projected benefit obligation at end of year	$2,969	$2,979

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	293	378
Benefits paid	(293)	(378)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$2,969	$2,979

Amounts recognized in consolidated balance sheet
Other liabilities	$2,969	$2,979

Net periodic benefit cost is comprised of the following for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Interest cost	$81	$103
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	42	15
Net periodic benefit cost	$123	$118

(in thousands)	2020	2019
Net actuarial loss	$202	$220
Amortization of unrecognized actuarial loss	(42)	(15)
Total recognized in net periodic benefit cost and other comprehensive loss	$160	$205

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2020 and 2019 are as follows:

(in thousands)	2020	2019
Accumulated other comprehensive loss at beginning of the year (pre-tax)	$619	$414
Actuarial loss	202	220
Amortization of actuarial loss	(42)	(15)
Accumulated other comprehensive loss at end of year (pre-tax)	$779	$619

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $597 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $43 thousand.

The principal actuarial assumptions used at December 31, 2020 and December 31, 2019 were as follows:

	2020	2019
Discount rate beginning of year	2.65%	3.83%
Discount rate end of year	1.56	2.65

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double- A Curve as of the measurement date.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2021	$260
2022	260
2023	260
2024	260
2025	260
2026-2037	2,018
Total	$3,318

401(k) Plan

The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2020, 2019, and 2018 was $1.2 million, $1.1 million, and $1.0 million, respectively.

Other Plans

As a result of the acquisition of a business combination in 2017, the Company assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $8.8 million at December 31, 2020 and $8.1 million at December 31, 2019. Expense recorded in 2020, 2019 and 2018 under these agreements was $793 thousand, $779 thousand and $752 thousand, respectively.

The Company also assumed split-dollar life insurance agreements with the 2017 business combination with an accrued liability of $919 thousand at December 31, 2020 and $834 thousand at December 31, 2019. Expense recorded for the split-dollar life insurance agreements was $65 thousand and $163 thousand and $57 thousand in 2020, 2019 and 2018, respectively.

NOTE 10.           INCOME TAXES

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Current:
Federal tax expense	$7,165	$2,639	$6,775
State tax expense	1,280	550	1,230
Total current tax expense	8,445	3,189	8,005

Deferred tax expense	(38)	1,020	(443)
Total income tax expense	$8,407	$4,209	$7,562

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%) to recorded income tax expense for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$8,747	21.00%	$5,633	21.00%	$8,505	21.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,120	2.69	547	2.04	908	2.24
Tax exempt interest	(1,301)	(3.12)	(1,375)	(5.13)	(1,315)	(3.25)
Federal tax credits	(330)	(0.79)	(282)	(1.05)	(125)	(0.31)
Officers' life insurance	(403)	(0.97)	(431)	(1.61)	(382)	(0.94)
Gain of disposal of low income housing tax credit investments	147	0.35	—	—	—	—
Stock-based compensation plans	52	0.12	(20)	(0.07)	(120)	(0.30)
Other	375	0.90	137	0.51	91	0.23
Effective tax rate	$8,407	20.18%	$4,209	15.69%	$7,562	18.67%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $1.7 million at December 31, 2020 and $3.9 million at December 31, 2019.

The significant components of deferred tax assets and liabilities at December 31, 2020 and December 31, 2019 were as follows:

	2020		2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$4,464	$—	$3,507	$—
Deferred compensation	4,129	—	3,383	—
Unrealized gain or loss on securities available for sale	—	4,404	—	1,858
Unrealized gain or loss on derivatives	623	—	307	—
Depreciation	—	2,261	—	1,722
Deferred loan origination costs	—	1,190	—	862
Non-accrual interest	492	—	381	—
Branch acquisition costs and goodwill	—	1,034	—	712
Core deposit intangible	—	1,078	—	1,231
Acquisition fair value adjustments	1,833	—	2,223	—
Prepaid expenses	—	301	—	311
Mortgage servicing rights	—	784	—	703
Equity compensation	432	—	468	—
Prepaid pension	—	377	—	359
Contract incentives	1,017	—	1,167	—
Right of use asset	—	2,419	—	2,253
Lease liability	2,487	—	2,273	—
Other	116	—	167	—
Total	$15,593	$13,848	$13,876	$10,011

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.

GAAP requires the measurement of unrecorded tax benefits related to uncertain tax positions. An unrecorded tax benefit is the difference between the tax benefit of a position taken, or expected to be taken, on a tax return and the benefit recorded for accounting purposes. At December 31, 2020 and 2019, the Company had no unrecorded tax benefits and does not expect the amount of unrecorded tax benefits to significantly increase within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire and Massachusetts. The Company is no longer subject to examination by taxing authorities for years before 2017.

NOTE 11.           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company offers derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements ("MNA") with financial institution counterparties or Risk Participation Agreements ("RPA") with commercial bank counterparties, for which the Company assumes a pro rata share of the credit exposure associated with a borrower’s performance related to the derivative contract with the counterparty.

Information about derivative assets and liabilities at December 31, 2020 and December 31, 2019, follows:

	December 31, 2020
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	4.0	$(2,664)	Other liabilities
Total cash flow hedges	75,000		(2,664)

Fair value hedges:
Interest rate swap on securities	37,190	8.6	2,789	Other assets
Total fair value hedges	37,190		2,789

Economic hedges:
Forward sale commitments	50,629	0.2	(95)	Other liabilities
Customer Loan Swaps-MNA Counterparty	235,947	6.8	(15,938)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.9	(9,957)	Other liabilities
Customer Loan Swaps-Customer	355,232	7.1	25,895	Other assets
Total economic hedges	761,093		(95)

Non-hedging derivatives:
Interest rate lock commitments	3,320	0.1	22	Other assets
Total non-hedging derivatives	3,320		22

Total	$876,603		$52

	December 31, 2019
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$100,000	4.6	$(1,311)	Other liabilities
Total cash flow hedges	100,000		(1,311)

Fair value hedges:
Interest rate swap on securities	37,190	9.6	593	Other liabilities
Total fair value hedges	37,190		593

Economic hedges:
Forward sale commitments	11,228	0.1	(84)	Other liabilities
Customer Loan Swaps-MNA Counterparty	135,598	7.5	(4,669)	(1)
Customer Loan Swaps-RPA Counterparty	69,505	8.8	(3,377)	(1)
Customer Loan Swaps-Customer	205,103	8.1	8,046	(1)
Total economic hedges	421,434		(84)

Non-hedging derivatives:
Interest rate lock commitments	21,748	0.1	59	Other assets
Total non-hedging derivatives	21,748		59

Total	$580,372		$(743)
(1)	Customer loan derivatives are subject to MNA or RPA arrangements with financial institution counterparties, thus assets and liabilities with the counterparty are netted for financial statement presentation.

As of December 31, 2020, and 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets (Liabilities)	Carrying Amount
December 31, 2020
Interest rate swap on securities	Securities Available for Sale	$40,209	$3,019

December 31, 2019
Interest rate swap on securities	Securities Available for Sale	$39,026	$523

Information about derivative assets and liabilities for December 31, 2020 and December 31, 2019, follows:

	Year Ended December 31, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(2,566)	Non-interest expense	$(3,935)	Interest expense	$(829)
Total cash flow hedges	(2,566)		(3,935)		(829)

Fair value hedges:
Interest rate swap on securities	5,458	Interest income	—	Interest income	(281)
Total fair value hedges	5,458		—		(281)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(11)
Total economic hedges	—		—		(11)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other income	(37)
Total non-hedging derivatives	—		—		(37)

Total	$2,892		$(3,935)		$(1,158)
(1)	As of December 31, 2020 the Company does not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

	Years Ended December 31, 2019
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)		Amount of
	Recognized in		Reclassified	Location of	Gain (Loss)
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Recognized
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$(2)
Interest rate cap agreements	2,291	Non-interest expense	3,156	Interest expense	(603)
Total cash flow hedges	2,291		3,156		(605)

Fair value hedges:
Interest rate swap on securities	(523)	Interest income	—	Interest income	7
Total economic hedges	(523)		—		7

Economic hedges:
Forward commitments	—	Other income	—	Other income	(84)
Total economic hedges	—		—		(84)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	52
Total non-hedging derivatives	—		—		52

Total	$1,768		$3,156		$(630)

Cash flow hedges

Interest rate swaps on wholesale funding

In March and November 2019 and April 2020, the Company entered into interest rate swaps on wholesale borrowings (the "SWAPS") to limit its exposure to rising interest rates over a five year term. Under the terms of the agreement, the Company has two swaps each with a $50.0 million notional amount and pay fixed interest rates of 2.46% and 1.53%, and one swap with a $25.0 million notional amount and pays a fixed interest rate of 0.59%. The financial institution counterparty pays the Company interest on the three-month LIBOR rate. The Company designated the swap as a cash flow hedge. Based on direct and indirect events resulting from COVID-19 pandemic, the Company determined that $50 million of wholesale fundings were no longer necessary. As a result of the unprecedented nature of the pandemic the FASB staff believes that it would be acceptable for a company to determine that missed forecasts related to the effects of the COVID-19 pandemic need not be considered when determining whether it has exhibited a pattern of missing forecasts that would call into question its ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions. The FASB staff believes that this guidance did not contemplate forecasts changing so rapidly as a result of a pandemic. The March 2019 hedge with a $50.0 million notional amount and fixed rate of 2.46% was terminated in the fourth quarter of 2020, with $3.9 million loss recognized in acquisition, conversion, and other expenses as a result of the reclassification from other comprehensive income.

Interest rate cap agreements

In 2014, interest rate cap agreements were purchased to limit the Company’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three-month LIBOR. Under the terms of the agreements, the Company paid total premiums of $4.6 million for the right to receive cash flow payments if three-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges, however the caps were terminated in the fourth quarter of 2019, with $3.2 million recognized in acquisition, restructuring and other expenses as a result of the reclassification from other comprehensive income.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, the Company entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities. The fixed rates on the transactions have a weighted average of 1.697%.

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

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract with that counterparty. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $23.5 million with counterparties.

The below table describes the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2020
Customer Loan Derivatives:
MNA counterparty	$(15,938)	$15,938	$23,450	$—
RPA counterparty	(9,957)	9,957	—	—
Total	$(25,895)	$25,895	$23,450	$—

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

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2020 and December 31, 2019:

(in thousands)	2020	2019
Commitments to originate new loans	$71,857	$112,669
Unused funds on commercial and other lines of credit	202,217	188,098
Unadvanced funds on home equity lines of credit	117,198	114,711
Unadvanced funds on construction and real estate loans	106,935	97,500
Commercial and standby letters of credit	3,481	2,941
Letters of credit securing municipal deposits	181,150	38,390
Total	$682,838	$554,309

Legal Claims

Various legal claims arise from time to time in the normal course of business. As of December 31, 2020, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of the Company’s business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of December 31, 2020.

NOTE 13.           SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The actual and required capital ratios at December 31, 2020 and December 31, 2019 were as follows:

	2020
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$353,239	13.56%	$273,479	10.50%
Common equity tier 1 capital to risk-weighted assets	273,178	10.49	182,320	7.00
Tier 1 capital to risk-weighted assets	273,178	11.28	205,850	8.50
Tier 1 capital to average assets	273,178	8.12	168,147	5.00

Bank
Total capital to risk-weighted assets	$345,397	13.27%	$273,298	10.50%
Common equity tier 1 capital to risk-weighted assets	325,956	12.52	182,244	7.00
Tier 1 capital to risk-weighted assets	325,956	12.52	221,296	8.50
Tier 1 capital to average assets	325,956	9.02	180,685	5.00

	2019
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$341,492	13.61%	$263,377	10.50%
Common equity tier 1 capital to risk-weighted assets	265,205	10.57	175,584	7.00
Tier 1 capital to risk-weighted assets	285,825	11.39	213,211	8.50
Tier 1 capital to average assets	285,825	8.13	175,890	5.00

Bank
Total capital to risk-weighted assets	$310,982	12.42%	$262,999	10.50%
Common equity tier 1 capital to risk-weighted assets	295,315	11.79	175,332	7.00
Tier 1 capital to risk-weighted assets	295,315	11.79	212,904	8.50
Tier 1 capital to average assets	295,315	8.39	175,996	5.00

At each date shown, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework. To be categorized as “well-capitalized”, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

The Company and the Bank are subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be “well-capitalized.” Effective January 1, 2019, all banking organizations must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk- based capital ratio of 10.5%.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2020 and December 31, 2019 are as follows:

(in thousands)	2020	2019
Accumulated other comprehensive income, before tax:
Net unrealized gain on AFS securities	$13,069	$7,250
Net unrealized gain (loss) on hedging derivatives	3,144	(628)
Net unrealized loss on post-retirement plans	(1,850)	(1,512)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(3,046)	(1,703)
Net unrealized (gain) loss on hedging derivatives	(733)	149
Net unrealized loss on post-retirement plans	432	355
Accumulated other comprehensive income	$11,016	$3,911

The following table presents the components of other comprehensive income in 2020, 2019 and 2018:

	2020
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$11,264	$(2,636)	$8,628
Less: reclassification adjustment for gains (losses) realized in net income	5,445	(1,291)	4,154
Net unrealized gain on AFS securities	5,819	(1,345)	4,474

Net unrealized gain on hedging derivatives:
Net unrealized loss arising during the period	(1,080)	37	(1,043)
Less: reclassification adjustment for (losses) gains realized in net income	(4,852)	917	(3,935)
Net unrealized gain on hedging derivatives	3,772	(880)	2,892

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(338)	77	(261)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(338)	77	(261)
Other comprehensive income	$9,253	$(2,148)	$7,105

	2019
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$18,883	$(4,489)	$14,394
Less: reclassification adjustment for gains (losses) realized in net income	237	(55)	182
Net unrealized gain on AFS securities	18,646	(4,434)	14,212

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(938)	289	(649)
Less: reclassification adjustment for gains (losses) realized in net income	(3,156)	737	(2,419)
Net unrealized gain on derivative hedges	2,218	(448)	1,770

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(352)	83	(269)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(352)	83	(269)
Other comprehensive income	$20,512	$(4,799)	$15,713

	2018
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized loss on AFS securities:
Net unrealized arising during the period	$(9,487)	$2,194	$(7,293)
Less: reclassification adjustment for gains (losses) realized in net income	(924)	216	(708)
Net unrealized loss on AFS securities	(8,563)	1,978	(6,585)

Net unrealized gain on derivative hedges:
Net unrealized gain arising during the period	654	(168)	486
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on derivative hedges	654	(168)	486

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(245)	54	(191)
Less: reclassification adjustment for gains (losses) realized in net income	(29)	7	(22)
Net unrealized loss on post-retirement plans	(216)	47	(169)
Other comprehensive loss	$(8,125)	$1,857	$(6,268)

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2020, 2019 and 2018:

	2020
	Net unrealized	Net loss on	Net unrealized
	gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Balance at beginning of period	$5,547	$(479)	$(1,157)	$3,911
Other comprehensive gain (loss) before reclassifications	8,628	(1,043)	(261)	7,324
Less: amounts reclassified from accumulated other comprehensive income	4,154	(3,935)	—	219
Total other comprehensive income (loss)	4,474	2,892	(261)	7,105
Balance at end of period	$10,021	$2,413	$(1,418)	$11,016

	2019
	Net unrealized	Net loss on	Net unrealized
	(loss) gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Balance at beginning of period	$(8,665)	$(2,249)	$(888)	$(11,802)
Other comprehensive (loss) gain before reclassifications	14,394	(649)	(269)	13,476
Less: amounts reclassified from accumulated other comprehensive income	182	(2,419)	—	(2,237)
Total other comprehensive income (loss)	14,212	1,770	(269)	15,713
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	—	—	—	—
Balance at end of period	$5,547	$(479)	$(1,157)	$3,911

	2018
	Net unrealized	Net loss on	Net unrealized
	(loss) gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Balance at beginning of period	$(1,713)	$(2,250)	$(591)	$(4,554)
Other comprehensive (loss) gain before reclassifications	(7,293)	486	(191)	(6,998)
Less: amounts reclassified from accumulated other comprehensive income	(708)	—	(22)	(730)
Total other comprehensive (loss) income	(6,585)	486	(169)	(6,268)
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	(367)	(485)	(128)	(980)
Balance at end of period	$(8,665)	$(2,249)	$(888)	$(11,802)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2020, 2019 and 2018:

				Affected Line Item where
(in thousands)	2020	2019	2018	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$5,445	$237	$(924)	Non-interest income
Tax effect	(1,291)	(55)	216	Tax expense
Total reclassifications for the period	$4,154	$182	$(708)

				Affected Line Item where
(in thousands)	2020	2019	2018	Net Income is Presented
Realized loss on effective derivative hedges:
Before tax	$4,852	$(3,156)	$—	Non-interest expense
Tax effect	(917)	737	—	Tax expense
Total reclassifications for the period	$3,935	$(2,419)	$—

				Affected Line Item where
(in thousands)	2020	2019	2018	Net Income is Presented
Realized loss on effective post retirement:
Before tax	$—	$—	$(29)	Non-interest expense
Tax effect	—	—	7	Tax expense
Total reclassifications for the period	$—	$—	$(22)

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

(in thousands, except per share and share data)	2020	2019	2018
Net income	$33,244	$22,620	$32,937

Average number of basic common shares outstanding	15,245,728	15,540,884	15,487,686
Plus: dilutive effect of stock options and awards outstanding	25,819	46,109	76,778
Average number of diluted common shares outstanding	15,271,547	15,586,993	15,564,464

Anti-dilutive options excluded from earnings calculation	—	—	7,991

Earnings per share:
Basic	$2.18	$1.46	$2.13
Diluted	$2.18	$1.45	$2.12

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

On May 19, 2015, the shareholders of the Company approved the adoption of the 2015 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2015 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that could be issued under the 2015 Plan over the 10 year period in which the plan is in place was 420,000 shares of common stock. The 2015 Plan was administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries were eligible to participate in the 2015 Plan, subject to the discretion of the administrator and the terms of the 2015 Plan. The maximum stock award granted to one individual did not exceed 30,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year. No grants were made after May 19, 2019 pursuant to this plan.

On May 21, 2019 the shareholders of the Company approved the adoption of the 2019 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2019 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2019 Plan over the 10 year period in which the plan will be in place is 500,000 shares of common stock. The 2019 Plan is administered by the Company’s Compensation Committee. All employees and directors of the Company and its subsidiaries are eligible to participate in the 2019 Plan, subject to the discretion of the administrator and the terms of the 2019 Plan. As of December 31, 2020 there were 330,188 shares available for grant under this plan.

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

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Stock options and restricted stock awards	$287	$328	$350
Performance stock units	385	170	237
Restricted stock units	1,258	854	711
Total compensation expense	$1,930	$1,352	$1,298

The total tax benefit recognized associated with stock options and restricted stock awards for the years ended 2020, 2019 and 2018 was $67 thousand, $78 thousand and $81 thousand, respectively. The total tax benefit recognized associated with restricted stock units and performance stock units for the years ended 2020, 2019 and 2018 was $383 thousand, $244 thousand and $221 thousand, respectively.

Stock Option and Restricted Stock Awards Activity: A summary combined status of the stock option and restricted stock awards as of December 31, 2020 and 2019, and changes during the year then ended is presented below:

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2020	107,784	$20.15
Granted	—	—
Exercised	(9,860)	18.42
Forfeited	(483)	16.96
Expired	(2,875)	21.90
Outstanding at December 31, 2020	94,566	$20.29	$226

Ending vested and expected to vest December 31, 2020	94,566	$20.29	$226
Exercisable at December 31, 2020	92,956	20.35	217

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2019	121,637	$19.96
Granted	—	—
Exercised	(13,853)	18.44
Forfeited	—	—
Outstanding at December 31, 2019	107,784	$20.15	$565

Ending vested and expected to vest December 31, 2019	107,784	$20.15	$565
Exercisable at December 31, 2019	98,460	20.48	483

Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2020	—	$—
Awarded	39,565	23.59
Vested	(39,565)	23.59
Forfeited	—	—
Outstanding at December 31, 2020	—	$—

There were no restricted stock awards granted in 2019.

The intrinsic value of the options exercised under both plans for the years ended December 31, 2020, 2019, and 2018, was approximately $48 thousand, $98 thousand and $760 thousand, respectively. As of December 31, 2020, there was no unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures.

Performance Stock Units

During 2020, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company collectively ranging from zero to 37,562 shares, based on the Company’s performance compared to peers. The performance stock units granted will vest only if the performance measures are achieved. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. The performance shares granted had a weighted average fair value of $25.07 at the date of grant, and will be earned over a three year performance period.

During 2019, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company collectively ranging from zero to 26,956 shares, based on the Company’s performance compared to peers. The performance stock units granted will vest only if the performance measures are achieved. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. The performance shares granted had a weighted average fair value of $23.24 at the date of grant, and will be earned over a three year performance period.

The following table summarizes performance units at target as of December 31, 2020 and 2019:

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2020	43,058	$26.01
Awarded	25,041	25.07
Vested and exercised	(10,369)	18.51
Forfeited	(1,402)	29.13
Nonvested at December 31, 2020	56,328	$24.98

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2019	37,865	$26.77
Awarded	17,968	23.24
Vested and exercised	(11,801)	23.92
Forfeited	(974)	28.78
Nonvested at December 31, 2019	43,058	$26.01

The intrinsic value of the performance stock units vested and exercised for the years ended December 31, 2020, 2019 and 2018, was $174 thousand, $376 thousand and $337 thousand, respectively.

Restricted Stock Units

During 2020 and 2019, restricted stock units were granted to certain executive officers and senior vice presidents. The restricted shares granted were valued between $20.44 and $25.07 for 2020 and between $22.07 and $24.67 for 2019 the fair market value at the date of grant and vest annually over three years.

The following table summarizes restricted stock units activity in 2020 and 2019:

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2020	106,552	$25.82
Granted	63,667	21.98
Vested and exercised	(31,565)	27.38
Forfeited	(7,256)	25.60
Outstanding at December 31, 2020	131,398	$23.57

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2019	80,740	$28.24
Granted	50,352	22.45
Vested and exercised	(19,411)	26.11
Forfeited	(5,129)	29.28
Outstanding at December 31, 2019	106,552	$25.82

The intrinsic value of the restricted stock units vested and exercised for the years ended December 31, 2020, 2019 and 2018, was $600 thousand, $493 thousand and $594 thousand, respectively.

As of December 31, 2020, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted stock units and performance stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.62 years.

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$212,390	$—	$212,390
US Government agency	—	85,632	—	85,632
Private label	—	19,709	—	19,709
Obligations of states and political subdivisions thereof	—	169,004	—	169,004
Corporate bonds	—	98,311	—	98,311
Derivative assets	—	28,684	22	28,706
Derivative liabilities	—	(28,559)	(95)	(28,654)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$321,969	$—	$321,969
US Government agency	—	99,661	—	99,661
Private label	—	19,533	—	19,533
Obligations of states and political subdivisions thereof	—	142,006	—	142,006
Corporate bonds	—	80,061	—	80,061
Derivative assets	—	6,791	59	6,850
Derivative liabilities	—	(8,102)	(84)	(8,186)

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

Derivative Assets and Liabilities

Cash Flow Hedges. The valuation of the Company’s cash flow hedges are obtained from a third party. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The inputs used to value the Company’s cash flow hedges are all classified as Level 2 measurements.

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

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans originated for sale. The fair values of the Company’s delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable. However, closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are not considered observable factors. As such, mandatory delivery forward commitments are classified as Level 3 measurements.

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2020 and 2019.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
December 31, 2018	8	—
Realized gain (loss) recognized in non-interest income	51	(84)
December 31, 2019	59	(84)
Realized loss recognized in non-interest income	(37)	(11)
December 31, 2020	$22	$(95)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

					Significant
	Fair Value	Fair Value			Unobservable
(in thousands, except ratios)	Dec 31, 2020	Dec 31, 2019	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$22	$59	Historical trend	Closing Ratio	90%
			Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(95)	(84)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	Pair-off contract price
Total	$(73)	$(25)

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2020 and 2019.

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements.

				Fair Value Measurement
	December 31, 2020	December 31, 2019	December 31, 2020	Date as of December 31, 2020
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Impaired loans	$8,746	$9,625	$879	December 2020
Capitalized servicing rights	3,605	4,301	696	December 2020
Other real estate owned	—	2,236	(355)	September 2020
Premises held for sale	962	1,764	122	December 2020
Total	$13,313	$17,926	$1,342

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2020 and December 31, 2019 is as follows:

(in thousands, except ratios)	Fair Value Dec 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Impaired loans	$6,128	Fair value of collateral-appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $1,730

Impaired loans	2,618	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$19 to $953

Capitalized servicing rights	3,605	Discounted cash flow	Constant prepayment rate (CPR)	18.53%
			Discount rate	10.05%

Premises held for sale	962	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$13,313
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands, except ratios)	Fair Value Dec 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Impaired loans	$6,137	Fair value of collateral-appraised value	Loss severity	0% to 55.00%
			Appraised value	$0 to $6,915

Impaired loans	3,488	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$22 to $1,002

Capitalized servicing rights	4,301	Discounted cash flow	Constant prepayment rate (CPR)	9.95%
			Discount rate	10.07%

Other real estate owned	2,236	Fair value of collateral less selling costs	Appraised value	$2,695
			Selling Costs	10% to 20%

Premises held for sale	1,764	Fair value of asset less selling costs	Appraised value	$136 to $527
			Selling Costs	6%
Total	$17,926
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2020 and December 31, 2019.

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

Summary of Estimated Fair Values of Financial Instruments

The following table represents estimated fair values, and related carrying amounts of the Company’s financial instruments as of December 31, 2020 and December 31, 2019. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$226,007	$226,007	$226,007	$—	$—
Securities available for sale	585,046	585,046	—	585,046	—
FHLB stock	14,036	14,036	—	14,036	—
Loans held for sale	23,988	—	—	—	24,163
Net loans	2,543,803	2,547,970	—	—	2,547,970
Accrued interest receivable	2,964	2,964	—	2,964	—
Cash surrender value of bank-owned life insurance policies	77,870	77,870	—	77,870	—
Derivative assets	28,706	28,706	—	28,684	22

Financial Liabilities
Non-maturity deposits	$2,207,854	$2,122,222	$—	$2,122,222	$—
Time deposits	698,361	694,700	—	694,700	—
Securities sold under agreements to repurchase	27,779	27,779	—	27,779	—
FHLB advances	248,283	252,698	—	252,698	—
Subordinated borrowings	59,961	57,091	—	57,091	—
Derivative liabilities	28,654	28,654	—	28,559	95

	December 31, 2019
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$56,910	$56,910	$56,910	$—	$—
Securities available for sale	663,230	663,230	—	663,230	—
FHLB stock	20,679	20,679	—	20,679	—
Loans held for sale	6,499	—	—	—	6,572
Net loans	2,625,739	2,634,147	—	—	2,634,147
Accrued interest receivable	3,294	3,294	—	3,294	—
Cash surrender value of bank-owned life insurance policies	75,863	75,863	—	75,863	—
Derivative assets	6,850	6,850	—	6,791	59

Financial Liabilities
Non-maturity deposits	$1,763,116	$1,751,481	$—	$1,751,481	$—
Time deposits	932,635	932,886	—	932,886	—
Short-term other borrowings	44,832	44,831	—	44,831	—
FHLB advances	426,564	425,989	—	425,989	—
Subordinated borrowings	59,920	59,920	—	59,920	—
Derivative liabilities	8,186	8,186	—	8,102	84

NOTE 16.           REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Major Products/Service Lines
Trust management fees	$12,246	$11,098
Financial services fees	1,132	966
Interchange fees	6,668	4,899
Customer deposit fees	3,746	4,281
Other customer service fees	913	946
Total	$24,705	$22,190

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Timing of Revenue Recognition
Products and services transferred at a point in time	$11,992	$10,748
Products and services transferred over time	12,713	11,442
Total	$24,705	$22,190

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

Customer Deposit Fees

The Customer Deposit business offers a variety of deposit accounts with a range of interest rates, fee schedules and other terms, which are designed to meet the customer’s financial needs. Additional depositor related services provided to customers include ATM, bank-by-phone, internet banking, internet bill pay, mobile banking, and other cash management services which include remote deposit capture, ACH origination, and wire transfers. These customer deposit fees are generally recognized by the Company at a point in time upon the completion of the service.

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

(in thousands)	December 31, 2020	December 31, 2019
Balances from contracts with customers only:
Other Assets	$1,121	$1,703
Other Liabilities	2,785	3,114

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

NOTE 17.           LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” and all subsequent ASUs modifying ASC 842. Substantially all of the leases pursuant to which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2040. All leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right- of-use (“ROU”) asset with a corresponding lease liability using the modified retrospective approach.

The Company has elected the following practical expedients in conjunction with implementation of ASC 842 as follows:

●	Package of practical expedients:
o	Lease classification as an operating lease under the prior standards is grandfathered.
o	Re-evaluation of embedded leases evaluated under the prior standards is not required.
o	No re-assessment of previously recorded initial direct lease costs.
●	Election to exclude short-term leases (i.e., leases with initial terms of twelve months or less), from capitalization on the consolidated balance sheets.

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities:

(in thousands)	Classification	December 31, 2020	December 31, 2019
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$10,338	$9,623

Lease Liabilities
Operating lease liabilities	Other liabilities	10,627	9,651

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

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	9.26	8.96

Weighted-average discount rate
Operating leases	3.15%	3.27%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Twelve Months Ended
(in thousands)	December 31, 2020	December 31, 2019
Lease Costs
Operating lease cost	$1,285	$698
Variable lease cost	271	711
Total lease cost	$1,556	$1,409

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
December 31, 2021	$1,293
December 31, 2022	1,319
December 31, 2023	1,318
December 31, 2024	1,293
December 31, 2025	1,092
Thereafter	5,362
Total future minimum lease payments	11,677
Amounts representing interest	(1,050)
Present value of net future minimum lease payments	$10,627

NOTE 18.           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2020 and 2019, and the condensed statements of income and cash flows for the years ended December 31, 2020, 2019 and 2018 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
Assets
Cash	$10,741	$29,223
Investment in subsidiaries	464,645	427,536
Premises and equipment	756	687
Other assets	1,934	4,586
Total assets	$478,076	$462,032

Liabilities and Shareholders Equity
Subordinated notes	$59,961	$59,920
Accrued expenses	6,774	5,705
Shareholders equity	411,341	396,407
Total liabilities and shareholders equity	$478,076	$462,032

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2020	2019	2018
Income:
Dividends from subsidiaries	$8,024	$21,734	$23,705
Other income	742	337	31
Total income	8,766	22,071	23,736
Interest expense	2,750	2,188	2,121
Non-interest expense	4,465	3,208	3,147
Total expense	7,215	5,396	5,268
Income before taxes and equity in undistributed income of subsidiaries	1,552	16,675	18,468
Income tax benefit	(1,539)	(1,100)	(1,136)
Income before equity in undistributed income of subsidiaries	3,091	17,775	19,604
Equity in undistributed income of subsidiaries	30,153	4,845	13,333
Net income	$33,244	$22,620	$32,937

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$33,244	$22,620	$32,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(30,153)	(4,845)	(13,333)
Other, net	3,840	(1,040)	(1,457)
Net cash provided by operating activities	6,931	16,735	18,147

Cash flows from investing activities:
Acquisitions, net of cash paid	—	—	—
Purchase of securities	—	—	(7)
Capital contribution to subsidiary	—	(8,000)	—
Net cash used in investing activities	—	(8,000)	(7)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	40,000	—
Repayment of subordinated debt	—	(17,000)	—
Net proceeds from common stock	2,192	883	951
Net proceeds from reissuance of treasury stock	(14,188)	(22)	686
Common stock cash dividends paid	(13,417)	(13,366)	(12,184)
Net cash (used in) provided by financing activities	(25,413)	10,495	(10,547)

Net change in cash and cash equivalents	(18,482)	19,230	7,593
Cash and cash equivalents at beginning of year	29,223	9,993	2,400
Cash and cash equivalents at end of year	$10,741	$29,223	$9,993

NOTE 19.           QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows during 2020 and 2019:

	2020
	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$30,700	$30,475	$31,435	$33,494
Interest expense	5,338	5,810	6,845	8,931
Net interest income	25,362	24,665	24,590	24,563
Non-interest income	14,723	10,102	9,710	8,421
Provision for loan losses	1,360	1,800	1,354	1,111
Non-interest expense	27,816	22,419	22,266	22,359
Income before income taxes	10,909	10,548	10,680	9,514
Income tax expense	2,269	2,146	2,199	1,793
Net income	$8,640	$8,402	$8,481	$7,721

Earnings per share:
Basic	$0.58	$0.56	$0.55	$0.50
Diluted	$0.58	$0.56	$0.55	$0.50

Weighted average shares outstanding:
Basic	14,909	15,079	15,424	15,558
Diluted	14,952	15,103	15,441	15,593

	2019
	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$34,117	$34,262	$33,785	$33,227
Interest expense	10,013	11,817	12,289	11,462
Net interest income	24,104	22,445	21,496	21,765
Non-interest income	7,806	7,643	7,453	6,167
Provision for loan losses	538	893	562	324
Non-interest expense	26,803	23,400	20,906	18,624
Income before income taxes	4,569	5,795	7,481	8,984
Income tax expense	362	780	1,364	1,703
Net income	$4,207	$5,015	$6,117	$7,281

Earnings per share:
Basic	$0.27	$0.32	$0.39	$0.47
Diluted	$0.27	$0.32	$0.39	$0.47

Weighted average shares outstanding:
Basic	15,554	15,547	15,538	15,523
Diluted	15,602	15,581	15,586	15,587

NOTE 20.           SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2020 and through the date the financial statements are available to be issued.

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

Management Report on Internal Control over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2020, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries:

Opinion on the Internal Control Over Financial Reporting

We have audited Bar Harbor Bankshares and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements of the Company and our report dated March 10, 2021, expressed an unqualified opinion.

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

March 10, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.All Financial Statements

The consolidated financial statements of the Company and report of the Company’s independent registered public accounting firm incorporated herein are included in Item 8 of this Report as follows:

2.Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Debt Securities Purchase Agreement

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

4.5	Description of Company Common Stock

4.6*	Indenture, dated as of November 26, 2019, by and between Bar Harbor Bankshares and U.S. Bank, National Association.

4.7	Form of 4.625% Fixed-to-floating Subordinated Note due 2029 of Bar Harbor Bankshares

10.1†	Bar Harbor Bankshares Executive Change in Control Severance Plan

10.2†	Bar Harbor Bankshares Executive Change in Control Severance Plan Participation Agreement

10.3†	Employment Agreement, dated as of February 22, 2018, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Curtis C. Simard

10.4†	Employment Agreement, dated as of September 14, 2020, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli

10.5†	2019 through 2021 Long Term Executive Incentive Program Guidelines

10.6†	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015

10.7†	Form of Incentive Stock Option Agreement under Equity Incentive Plan of 2015.

10.8†	Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015

10.9†	Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Equity Incentive Plan of 2015

10.10†	Bar Harbor Bankshares 2018 Employee Stock Purchase Plan (Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 3, 2018)

10.11	Somesville Bank Branch Lease dated October 27, 2005

10.12*	Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029

10.13	Form of Registration Rights Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the Purchasers

10.14*	Purchase and Assumption Agreement, dated July 8, 2019, by and between People’s United Bank, National Association, and Bar Harbor Bank & Trust

4
Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in inline XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity,(iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

Curtis C. Simard
Date: March 10, 2021	/s/ Curtis C. Simard

Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ David B. Woodside	/s/ Curtis C. Simard
David B. Woodside, Chairman, Board of Directors	Curtis C. Simard, Director
President & Chief Executive Officer

/s/ Daina H. Belair	/s/ Josephine Iannelli
Daina H. Belair, Director	Josephine Iannelli
Executive Vice President and Chief Financial Officer

/s/ Matthew L. Caras	/s/ Brendan O’Halloran
Matthew Caras, Director	Brendan O’Halloran, Director

/s/ David M. Colter	/s/ Kenneth E. Smith
David M. Colter, Director	Kenneth E. Smith, Director

/s/ Steven H. Dimick	/s/ Stephen R. Theroux
Steven H. Dimick, Director	Stephen R. Theroux, Director

/s/ Martha Tod Dudman	/s/ Scott G. Toothaker
Martha Tod Dudman, Director	Scott G. Toothaker, Director

/s/ Lauri E. Fernald
Lauri E. Fernald, Director