Form 10-Q
period 2021-03-31
BAR HARBOR BANKSHARES
filed 2021-05-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

The Registrant had 14,975,300 shares of common stock, par value $2.00 per share, outstanding as of April 30, 2021.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that the Company files with the Securities and Exchange Commission, including but not limited to those discussed in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Because of these and other uncertainties, the Company’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$39,039	$27,566
Interest-bearing deposits with other banks	184,473	198,441
Total cash and cash equivalents	223,512	226,007

Securities:
Securities available for sale	626,403	585,046
Federal Home Loan Bank stock	14,826	14,036
Total securities	641,229	599,082

Loans held for sale	10,148	23,988

Total loans	2,551,064	2,562,885
Less: Allowance for credit losses	(23,653)	(19,082)
Net loans	2,527,411	2,543,803

Premises and equipment, net	52,253	52,458
Goodwill	119,477	119,477
Other intangible assets	7,431	7,670
Cash surrender value of bank-owned life insurance	78,388	77,870
Deferred tax assets, net	5,639	1,745
Other assets	64,742	73,662
Total assets	$3,730,230	$3,725,762

Liabilities
Deposits:
Demand	$586,487	$544,636
NOW	761,817	738,849
Savings	560,095	521,638
Money market	365,507	402,731
Time	638,436	698,361
Total deposits	2,912,342	2,906,215

Borrowings:
Senior	292,210	276,062
Subordinated	60,003	59,961
Total borrowings	352,213	336,023

Other liabilities	60,094	72,183
Total liabilities	3,324,649	3,314,421

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at March 31, 2021 and December 31, 2020	32,857	32,857
Additional paid-in capital	190,564	190,084
Retained earnings	196,561	195,607
Accumulated other comprehensive income	3,464	11,016
Less: 1,478,416 and 1,512,465 shares of treasury stock at March 31, 2021 and December 31, 2020, respectively	(17,865)	(18,223)
Total shareholders’ equity	405,581	411,341
Total liabilities and shareholders’ equity	$3,730,230	$3,725,762

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(in thousands, except earnings per share data)	2021	2020
Interest and dividend income
Loans	$24,205	$27,987
Securities and other	3,979	5,507
Total interest and dividend income	28,184	33,494
Interest expense
Deposits	2,951	6,020
Borrowings	1,811	2,911
Total interest expense	4,762	8,931
Net interest income	23,422	24,563
Provision for credit losses	(489)	1,111
Net interest income after provision for loan losses	23,911	23,452

Non-interest income
Trust and investment management fee income	3,666	3,369
Customer service fees	2,970	3,112
Gain on sales of securities, net	—	135
Mortgage banking income	2,570	457
Bank-owned life insurance income	518	537
Customer derivative income	410	588
Other income	114	223
Total non-interest income	10,248	8,421

Non-interest expense
Salaries and employee benefits	12,176	11,884
Occupancy and equipment	4,328	4,420
Loss on premises and equipment, net	8	92
Outside services	432	534
Professional services	558	672
Communication	321	289
Marketing	290	388
Amortization of intangible assets	241	256
Acquisition, conversion and other expenses	889	103
Other expenses	3,248	3,721
Total non-interest expense	22,491	22,359

Income before income taxes	11,668	9,514
Income tax expense	2,188	1,793
Net income	$9,480	$7,721

Earnings per share:
Basic	$0.63	$0.50
Diluted	$0.63	$0.50

Weighted average common shares outstanding:
Basic	14,934	15,558
Diluted	15,007	15,593

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income	$9,480	$7,721
Other comprehensive income, before tax:
Changes in unrealized (loss) gain on securities available for sale	(7,185)	5,357
Changes in unrealized loss on hedging derivatives	(2,659)	(2,382)
Changes in unrealized loss on pension	—	—

Income taxes related to other comprehensive income:
Changes in unrealized loss (gain) on securities available for sale	1,672	(1,346)
Changes in unrealized loss on hedging derivatives	620	650
Changes in unrealized loss on pension	—	—
Total other comprehensive (loss) income	(7,552)	2,279
Total comprehensive income	$1,928	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,911	$(4,677)	$396,407

Net income	—	—	7,721	—	—	7,721
Other comprehensive income	—	—	—	2,279	—	2,279
Cash dividends declared ($0.22 per share)	—	—	(3,429)	—	—	(3,429)
Treasury stock purchased (5,586 shares)	—	—	—	—	(130)	(130)
Net issuance (23,010 shares) to employee stock plans, including related tax effects	—	660	—	—	129	789
Recognition of stock based compensation	—	118	—	—	—	118
Balance at March 31, 2020	$32,857	$189,314	$180,072	$6,190	$(4,678)	$403,755

Balance at December 31, 2020	$32,857	$190,084	$195,607	$11,016	$(18,223)	$411,341

Allowance for credit losses cumulative-effect adjustment - ASU 2016-13 (Note 1)	—	—	(5,242)	—	—	(5,242)
Net income	—	—	9,480	—	—	9,480
Other comprehensive (loss) income	—	—	—	(7,552)	—	(7,552)
Cash dividends declared ($0.22 per share)	—	—	(3,284)	—	—	(3,284)
Net issuance (34,049 shares) to employee stock plans, including related tax effects	—	(186)	—	—	358	172
Recognition of stock based compensation	—	666	—	—	—	666
Balance at March 31, 2021	$32,857	$190,564	$196,561	$3,464	$(17,865)	$405,581

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$9,480	$7,721
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(489)	1,111
Net amortization of securities	1,215	686
Change in unamortized net loan costs and premiums	(1,768)	(1,358)
Premises and equipment depreciation	1,181	1,182
Stock-based compensation expense	666	118
Accretion of purchase accounting entries, net	4	(263)
Amortization of other intangibles	241	256
Income from cash surrender value of bank-owned life insurance policies	(518)	(537)
Gain on sales of securities, net	—	(135)
Decrease in right-of-use lease assets	282	506
Decrease in lease liabilities	(259)	(555)
Loss on other real estate owned	—	31
Loss on premises and equipment, net	8	92
Net change in other assets and liabilities	(3,887)	(5,851)
Net cash provided by operating activities	6,156	3,004

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	32,017
Proceeds from maturities, calls and prepayments of securities available for sale	28,687	24,899
Purchases of securities available for sale	(79,583)	(15,739)
Net change in loans	25,330	6,300
Purchase of FHLB stock	(790)	(3,161)
Proceeds from sale of FHLB stock	—	3,943
Purchase of premises and equipment, net	(982)	(628)
Net investment in community limited partnerships	(470)	—
Acquisitions, net of cash acquired	—	(340)
Proceeds from sale of other real estate owned	—	51
Net cash (used in) provided by investing activities	(27,808)	47,342

Cash flows from financing activities:
Net change in deposits	6,127	(44,959)
Net change in short-term senior borrowings	19,653	(98,970)
Proceeds from long-term senior borrowings	—	139,000
Repayments of long-term senior borrowings	(8)	—
Net change in short-term other borrowings	(3,503)	(13,831)
Repayments of subordinated debt	—	(32)
Payment of subordinated debt issuance costs	—	(39)
Net issuance to employee stock plans	172	789
Purchase of treasury and common stock	—	(130)
Cash dividends paid on common stock	(3,284)	(3,429)
Net cash provided by (used in) financing activities	19,157	(21,601)
(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net change in cash and cash equivalents	(2,495)	28,745
Cash and cash equivalents at beginning of year	226,007	56,910
Cash and cash equivalents at end of year	$223,512	$85,655

Supplemental cash flow information:
Interest paid	$6,231	$8,455
Income taxes paid, net	3,389	1,205

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,171
Liabilities acquired	—	(343)

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company's Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the Company’s consolidated income statement.

Summary of Significant Accounting Policies

The disclosures below supplement updates the accounting policies previously disclosed in NOTE 1 – Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The updates reflect the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Updates (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments”, referred to as ASC 326 or, more commonly, referred to as Current Expected Credit Losses (CECL).

Allowance for Credit Loss on AFS Debt Securities: Upon adoption of CECL, effective January 1, 2021,  the Company monitors the credit quality of available for sale debt securities through credit ratings from various rating agencies and substantial price changes. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or significant pricing changes. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive income.

A change in the allowance on AFS debt securities may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an AFS debt security is confirmed  based on the above described analysis.  As of March 31, 2021 and January 1, 2021 (i.e. ASU 2016-13 adoption), there was no allowance carried on the Company's AFS debt securities. Refer to Note 2 of the consolidated financial statements for further discussion.

Loans:  Loans held for investment by the Company are reported at amortized cost.  Amortized cost is the principal balance outstanding net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers.

For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual term of the loan using the level-yield method over the estimated lives of the related loans. When a loan is paid off, the unamortized portion of deferred fees or costs are recognized in interest income. Interest income on originated loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status.

For acquired loans, interest income is accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan that was recognized based on the acquisition date fair value. When a loan is paid off, the unamortized portion of any premiums or discounts on loans are recognized in interest income.

Purchase Credit Deteriorated (PCD) Loans:  Loans that the Company acquired in acquisitions include some loans that have experienced more than insignificant credit deterioration since origination. The initial allowance for credit losses is determined on a collective basis and allocated to the individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost. The difference between the initial amortized cost and the par value of the loan is a discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

The Company adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets representing the noncredit discount will be accreted into interest income using the level-yield method over the estimated lives of the related loans.  The converted PCD assets of $12.5 million were then pooled by call report coding and an additional allowance was calculated on the pooled assets separately from other loan pools totaling $524 thousand.

Non-performing loans: Residential real estate and consumer loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if considered appropriate by management. Secured consumer loans are written down to net realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management.

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

Previously, acquired loans that met the criteria for non-accrual of interest prior to the acquisition were considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company could reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans and any change in performance would have impacted accretable yield.  After adoption of ASC 326 on January 1, 2021 the Company now treats these non-performing acquired loans that meet the criteria for non-accrual consistent with originated loans.

Allowance for Credit Losses: The allowance for credit losses (the “allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements.  The Allowance is comprised of the allowance for loan losses and the allowance for off-balance sheet credit exposures, which is accounted for as a separate liability in other liabilities on the balance sheet. The level of the allowance represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date.

Upon adoption of ASC 326 or CECL on January 1, 2021, the Company replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off.  The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and TDRs.

The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for all loan portfolio segments measured on a collective (pool) basis. For each loan segment, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, probability of default, and loss given default. The modeling of prepayment speeds is based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes various economic indicators such as changes in unemployment rates, gross domestic product, property values, housing starts, and other relevant factors as loss drivers.  For all DCF models, management has determined that due to historic volatility in economic data, two quarters currently represents a reasonable and supportable forecast period, followed by a six-period reversion to historical mean levels for each of the various economic indicators.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Specific instrument effective yields are calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value ("NPV"). An allowance is established for the difference between the instrument’s NPV and amortized cost basis.

The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company's business impacting the loan portfolio, (v) and other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster.

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

Individually Evaluated Loans:  Prior to the adoption of CECL on January 1, 2021, a loan was individually evaluated when the loan was considered impaired.  Impaired loans were based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments.

With the adoption of CECL, loans that do not share risk characteristics with existing pools are evaluated on an individual basis.  For collateral dependent financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral.  When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell.  The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

Accrued Interest. Upon adoption of CECL, effective as of January 1, 2021, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances within other assets on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the allowance for credit losses, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual.  Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

Allowance for off-balance sheet credit exposures:  The exposure is a component of other liabilities on the Company’s Consolidated Balance Sheet and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit.  Unfunded commitments to extend credit include unused portions of lines of credit and standby and commercial letters of credit. The process used to determine the allowance for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors.  A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the allowance on off-balance sheet exposures between reporting periods.

Impact of Adoption

The following table illustrates the adoption of CECL on January 1, 2021:

		Reclassification	Pre-CECL	Post-CECL
		to CECL	Adoption	Adoption	Impact of
	Pre-CECL	Portfolio	Portfolio	Portfolio	CECL
(in thousands)	Adoption	Segmentation	Segmentation	Segmentation	Adoption
Assets:
Loans:
Commercial construction	$131,123	$(13,241)	$117,882	$117,882	$—
Commercial real estate	953,258	(953,258)	—	—	—
Commercial real estate owner occupied	—	219,217	219,217	219,217	—
Commercial real estate non-owner occupied	—	716,776	716,776	716,776	—
Tax exempt	63,431	(15,569)	47,862	47,862	—
Commercial and industrial	377,638	(21,954)	355,684	355,684	—
Residential real estate	923,891	71,325	995,216	995,216	—
Home equity	102,464	(2,368)	100,096	100,096	—
Consumer other	11,080	(928)	10,152	10,152	—
Total loans	$2,562,885	$—	$2,562,885	$2,562,885	$—

Allowance for credit losses on loans
Commercial construction	$1,044	$(220)	$824	$2,020	$1,196
Commercial real estate	10,199	(10,199)	—	—	—
Commercial real estate owner occupied	—	1,783	1,783	2,491	708
Commercial real estate non-owner occupied	—	7,864	7,864	5,856	(2,008)
Tax exempt	80	(22)	58	98	40
Commercial and industrial	3,302	(165)	3,137	6,133	2,996
Residential real estate	4,078	932	5,010	6,742	1,732
Home equity	258	27	285	888	603
Consumer other	121	—	121	82	(39)
Total allowance for credit losses on loans	$19,082	$—	$19,082	$24,310	$5,228

Liabilities:
Allowance for credit losses on unfunded commitments	$359	$—	$359	$1,975	$1,616

Total allowance for credit losses	$19,441	$—	$19,441	$26,285	$6,844

Retained earnings:
Total increase in Allowance for credit losses					$6,844
Balance sheet reclassification					—
Total pre-tax impact					6,844
Tax effect					(1,602)
Decrease to retained earnings					$5,242

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates ("ASU") that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2021
ASU 2016-13, Measurement of Credit Losses on Financial Instruments ASU 2018‑19, Codification Improvements to ASU 2016-13

This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach ("CECL") for financial instruments measured at amortized cost and other commitments to extend credit, such as of balance sheet credit exposures (loan comitments, unused line of credit and stand-by letters of credit). The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and certain off-balance sheet exposures. Additional quantitative and qualitative disclosures are required upon adoption.

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

January 1, 2022

Adoption of this ASU is expected to primarily change how the Company estimates credit losses with the application of the expected credit loss model. The Company will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company's CECL implementation efforts in the first quarter focused on the finalization and board approval of the final CECL model, completed modelling of off-balance sheet credit risks, completed formal governance and control documentation, and developed and presented revised disclosures for board approval.

The ASU was originally effective for the Company beginning in the first quarter of 2020; however, after the The Coronavirus Aid, Relief, and Economic Security Act, or CARES CARES Act Act, was enacted on March 27, 2020, the Securities and Exchange Commission (SEC) staff clarified that once the deferral was elected by a registrant, Dec. 31, 2020, adoption of CECL was required, retrospective to Jan. 1, 2020 (ignoring an early termination of the national emergency). Under the amendments, a registrant electing the delay under the CARES Act is further delayed until Jan. 1, 2022, effective as of Jan. 1, 2022 (absent an early termination of the national emergency). With regard to the amendments to Section 4014, the SEC staff indicated it would not object to a registrant early adopting on Dec. 31, 2020, retrospective to Jan. 1, 2020, or Jan. 1, 2021, effective as of Jan. 1, 2021.

The Company adopted CECL effective January 1, 2021, which increased its allowance for credit losses (ACL) by $5.2 million and reserve for unfunded commitments by $1.6 million. Equity was reduced by $5.2 million, net of deferred tax of $1.6 million in the first quarter due to adoption. The coverage ratio of ACL to total loans increased to 0.94% as of March 31, 2021 from 0.76% at December 31, 2020, excluding PPP loans.

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2021
ASU 2018-14 Compensation- Disclosure Requirements for Defined Pension Plans Topic 715-20	This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans.	January 1, 2021 Early adoption is permitted.	Adoption of this ASU did not have a material impact on the Company's consolidated financial statements. The impact will be reflected in the Company’s annual 10-K disclosures of employee benefit plans.
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

December 15, 2020

The adoption had no material impact on the Company's consolidated financial statements. The Company’s equity method investments which primarily consist of community limited partnership investments are in compliance with the new guidance prospectively in 2021.

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

The Company is currently evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued and determining which elections need to be made. The Company is currently evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued and determining which elections need to be made reference an interest rate affected by reference rate reform.

Rate Reform Elections at March 31, 2021

Adherence to ISDA Fallback Protocol

The ISDA 2020 IBOR Fallbacks Protocol (the “ISDA Fallback Protocol”) was made available for adherence on October 23, 2020 with an effective date of January 25, 2021. Once adhered to by both counterparties in a bilateral relationship and the effective date is reached, the ISDA Fallback Protocol represents a change to the contractual terms of derivatives governed by each respective ISDA agreement between the Company and a derivative counterparty. The change relates to reference rate reform and represents the potential for addition of or changes to contractual terms and was developed by a private-sector working group convened by a regulator as referenced in 848-20-15-5(g). For all of the Company’s interest rate swaps that meet the scope requirements of 848-10-15-3 and 848-10-15-3A and for which the Company adhered to the ISDA Fallback Protocol, the Company makes the following elections:

•	Modification related elections
•	Option to not reassess a previous accounting determination (paragraph 848-20-35-4).
•	Hedge accounting related modifications
•	Option to not dedesignate a hedging relationship due to a change in a critical term (paragraph 848-30-25-3).
•	Option to change the contractual terms of a hedging instrument, hedged item, or forecasted transaction and to not dedesignate a hedging relationship (paragraph 848-30-25-5).

Cash flow hedges

The Company hereby amends the hedge documentation, without dedesignating and redesignating, for all outstanding cash flow hedging relationships for the following elections:

•	Probability of forecasted transactions: The Company elects the expedient in ASC 848-50-25-2 to assert probability of the hedged interest payments/receipts regardless of any expected modification in terms related to reference rate reform.
•	Assessment of effectiveness: In accordance with ASC 848-30-25-4, ASC 848-30-25-8, and ASC 848-50-35-1 through 35-24 the Company has the option to change the method of assessing effectiveness upon a change in the critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time the Company elects to continue the method of assessing effectiveness as documented in the original hedge documentation and elects to apply the expedient in ASC 848-50-35-17 so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. For new hedging relationships designated subsequent to the date of this memorandum, the Company elects to apply the expedient in ASC 848-50-25-11 to assume that the reference rate will not be replaced for the remainder of the hedging relationship.

New hedging activity

The Company makes the same elections for each hedging relationship designated subsequent to March 31, 2021.  Any hedging relationship-specific elections beyond the elections noted above will be documented in the respective inception hedge documentation. Subsequent election of optional expedients and exceptions after the March 31, 2021 will be documented in accordance with the elections being made here.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$213,049	$4,860	$(3,302)	$214,607
US Government agency	74,293	2,211	(319)	76,185
Private label	47,576	111	(146)	47,541
Obligations of states and political subdivisions thereof	185,985	3,081	(1,203)	187,863
Corporate bonds	99,616	1,560	(969)	100,207
Total securities available for sale	$620,519	$11,823	$(5,939)	$626,403

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$206,834	$6,018	$(462)	$212,390
US Government agency	82,878	2,870	(116)	85,632
Private label	19,810	40	(141)	19,709
Obligations of states and political subdivisions thereof	164,766	4,244	(6)	169,004
Corporate bonds	97,689	1,465	(843)	98,311
Total securities available for sale	$571,977	$14,637	$(1,568)	$585,046

Credit Quality Information

The Company monitors the credit quality of available for sale debt securities through credit ratings from various rating agencies and substantial price changes. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or significant pricing changes. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

As of March 31, 2021 the Company carried no allowance on available for sale debt securities in accordance with ASU 2016-13.

The amortized cost and estimated fair value of available for sale (“AFS”) securities segregated by contractual maturity at March 31, 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$4,776	$4,848
Over 1 year to 5 years	20,745	20,965
Over 5 years to 10 years	75,062	73,650
Over 10 years	185,018	188,607
Total bonds and obligations	285,601	288,070
Mortgage-backed securities	334,918	338,333
Total securities available for sale	$620,519	$626,403

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Gross gains on sales of available for sale securities	$—	$146
Gross losses on sales of available for sale securities	—	(11)
Net gains on sale of available for sale securities	$—	$135

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$3,073	$96,384	$229	$3,803	$3,302	$100,187
US Government agency	300	14,716	19	4,204	319	18,920
Private label	2	15,822	144	19,257	146	35,079
Obligations of states and political subdivisions thereof	1,203	56,813	—	—	1,203	56,813
Corporate bonds	128	14,622	841	19,158	969	33,780
Total securities available for sale	$4,706	$198,357	$1,233	$46,422	$5,939	$244,779

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$209	$40,285	$253	$4,323	$462	$44,608
US Government agency	45	6,776	71	3,297	116	10,073
Private label	—	—	141	19,514	141	19,514
Obligations of states and political subdivisions thereof	6	5,577	—	—	6	5,577
Corporate bonds	555	21,774	288	11,712	843	33,486
Total securities available for sale	$815	$74,412	$753	$38,846	$1,568	$113,258

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at March 31, 2021:

US Government-sponsored enterprises

50 out of the total 556 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.55% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

13 out of the total 158 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 0.43% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

12 of the total 29 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.31% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

16 of the total 144 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.65% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

8 out of the total 33 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.97% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

Upon adoption of ASC 326 or CECL, at January 1, 2021, the Company evaluates its risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. Prior to the adoption of ASC 326, under the incurred loss model, the Company evaluated its risk characteristics of loans based on purpose of the loans.

The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	March 31,	December 31,
(in thousands)	2021	2020
Commercial construction	$117,464	$117,882
Commercial real estate owner occupied	233,847	219,217
Commercial real estate non-owner occupied	733,507	716,776
Tax exempt	46,541	47,862
Commercial and industrial	376,395	355,684
Residential real estate	940,127	995,216
Home equity	93,625	100,096
Consumer other	9,558	10,152
Total loans	2,551,064	2,562,885
Allowance for credit losses	23,653	19,082
Net loans	$2,527,411	$2,543,803

Total unamortized net costs and premiums included in loan totals were as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Unamortized net loan origination costs	$3,774	$5,157
Unamortized net premium on purchased loans	(82)	(85)
Total unamortized net costs and premiums	$3,692	$5,072

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2021 and December 31, 2020, accrued interest receivable for loans totaled $11.9 million and $11.4 million, respectively, and is included in the “other assets” line item on the Company’s consolidated balance sheets.

The CARES Act and subsequent legislation established the Payroll Protection Program (“PPP”), administered directly by the Small Business Administration (SBA). The Company has participated in both 2020 and 2021 rounds of funding.  As of March 31, 2021 and December 31, 2020, the Company had 1,057 and 746 PPP loans outstanding, with an outstanding principal balance of $77.9 million and $53.8 million, respectively.  The increase reflects the 2021 round of funding of 956 PPP loans with and outstanding principal balance of $57.4 million.  The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs.  PPP loans are included in the commercial and industrial portfolio segment.

Characteristics of each loan portfolio segment are as follows:

Commercial construction - Loans in this segment primarily include raw land, land development and construction of commercial and multifamily residential properties.  Collateral values are determined based upon appraisals and evaluations of the completed structure in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy guidelines that are more restrictive than existing structures.  Construction loans are primarily paid by the cash flow generated from the completed structure, such as operating leases, rents, or other operating cash flows from the borrower.

Commercial real estate owner occupied and non-owner occupied - Loans in these segments are primarily owner-occupied or income-producing properties.  Loans to Real Estate Investment Trusts (REITs) and unsecured loans to developers that closely correlate to the inherent risk in commercial real estate markets are also included.  Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.  Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.

Tax Exempt - Loans in this segment primarily include loans to various state and municipal government entities. Loans made in these borrowers may provide the Company with tax-exempt income. While governed and underwritten similar to commercial loans they do have unique requirements based on established polices. Almost all state and municipal loans are considered a general obligation of the issuing entity. Given the size of many municipal borrowers, borrowings are normally not rated by major rating agencies.

Commercial and industrial loans - Loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment in this segment.  Generally loans are secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.  Some loans in this category may be unsecured or guaranteed by government agencies such as the SBA.  Loans are primarily paid by the operating cash flow of the borrower.

Residential real estate - All loans in this segment are collateralized by one-to-four family homes.  Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to various underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

Home equity - All loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

Consumer loans other - Loans in this segment are include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto loans, recreational equipment, overdraft protection or other consumer loans. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines, as applicable.

Allowance for Credit Losses

The Allowance for Credit Losses (ACL) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on the balance sheet. The level of the ACL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date.

Upon adoption of CECL on January 1, 2021, the Company replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off.  The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and TDRs.

The Company’s activity in the allowance for credit losses for the periods ended are as follows:

	Three Months Ended March 31, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$(246)	$1,792
Commercial real estate owner occupied	1,783	708	(153)	0	1,014	3,352
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	42	5,902
Tax exempt	58	40	—	—	(4)	94
Commercial and industrial	3,137	2,996	—	1	(1,094)	5,040
Residential real estate	5,010	1,732	(40)	13	(146)	6,569
Home equity	285	603	(22)	11	(54)	823
Consumer other	121	(39)	(1)	1	(1)	81
Total	$19,082	$5,228	$(216)	$48	$(489)	$23,653

	Three Months Ended March 31, 2020
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$317	$—	$—	$78	$395
Commercial real estate owner occupied	2,368	—	—	(882)	1,486
Commercial real estate non-owner occupied	4,695	(871)	25	1,465	5,314
Tax exempt	67	—	—	(10)	57
Commercial and industrial	3,262	(179)	9	231	3,323
Residential real estate	4,213	(8)	7	79	4,291
Home equity	320	—	—	8	328
Consumer other	111	(153)	3	142	103
Total	$15,353	$(1,211)	$44	$1,111	$15,297

Unfunded Commitments

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

(in thousands)	2021
Balance at December 31, 2020	$359
Impact of CECL adoption	1,616
Provision for credit losses	(156)
Balance at March 31, 2021	$1,819

(in thousands)	2020
Balance at December 31, 2019	$314
Provision for credit losses	45
Balance at December 31, 2020	$359

Loan Origination/Risk Management: The Company has certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Company's Board of Directors with frequent reports related to loan production, loan quality, and concentration of credit, loan delinquencies, non-performing loans and potential problem loans. The Company seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

Credit Quality Indicators:  In monitoring the credit quality of the portfolio, management applies a credit quality indicator and uses an internal risk rating system to categorize commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss.  Consistent with regulatory guidelines, the Company provides for the classification of loans which are considered to be of lesser quality as special mention, substandard, doubtful, or loss (i.e. risk-rated 6, 7, 8 and 9, respectively).

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

The following tables present the Company’s loans by year of origination, loan segmentation and risk indicator as of March 31, 2021:

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$1,262	$61,092	$29,027	$26,083	$—	$—	$117,464
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,262	$61,092	$29,027	$26,083	$—	$—	$117,464

Commercial real estate owner occupied
Risk rating:
Pass	$915	$14,931	$34,446	$30,661	$21,587	$118,206	$220,746
Special mention	—	—	780	—	—	1,102	1,882
Substandard	—	—	—	262	262	10,319	10,843
Doubtful	—	—	—	188		188	376
Total	$915	$14,931	$35,226	$31,111	$21,849	$129,815	$233,847

Commercial real estate non-owner occupied
Risk rating:
Pass	$36,535	$153,240	$121,209	$42,460	$155,787	$218,391	$727,622
Special mention	—	—	—	118	—	1,779	1,897
Substandard	—	—	—	168	168	3,463	3,799
Doubtful	—	—	—	—	—	189	189
Total	$36,535	$153,240	$121,209	$42,746	$155,955	$223,822	$733,507

Tax exempt
Risk rating:
Pass	$678	$1,845	$1,131	$14,840	$5,470	$22,577	$46,541
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$678	$1,845	$1,131	$14,840	$5,470	$22,577	$46,541

Commercial and industrial
Risk rating:
Pass	$59,576	$87,130	$41,814	$19,119	$64,289	$80,963	$352,891
Special mention	196	351	844	744	2,683	1,150	5,969
Substandard	—	—	611	15,220	88	1,039	16,958
Doubtful	—	—	—	—	131	445	576
Total	$59,772	$87,481	$43,269	$35,083	$67,192	$83,598	$376,395
(continued)

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Residential real estate
Performing	$36,563	$132,520	$114,920	$86,017	$85,719	$475,246	$930,985
Nonperforming	—	—	—	299	274	8,569	9,142
Total	$36,563	$132,520	$114,920	$86,316	$85,993	$483,815	$940,127

Home equity
Performing	$2,137	$11,009	$11,783	$8,800	$8,118	$50,434	$92,281
Nonperforming	—	—	—	—	65	1,279	1,344
Total	$2,137	$11,009	$11,783	$8,800	$8,183	$51,713	$93,625

Consumer other
Performing	$1,030	$2,928	$1,552	$1,013	$420	$2,605	$9,548
Nonperforming	—	—	—	—	—	10	10
Total	$1,030	$2,928	$1,552	$1,013	$420	$2,615	$9,558

Total Loans	$138,893	$465,046	$358,117	$245,992	$345,062	$997,954	$2,551,064

The following table summarizes credit risk exposure indicators by portfolio segment, under the incurred loss methodology, as of the period indicated:

	December 31, 2020
	Commercial	Commercial	Residential
	Real Estate	and Industrial	Real Estate	Consumer	Total
Grade:
Pass	$1,053,773	$422,016	$—	$—	$1,475,789
Performing	—	—	914,749	112,190	1,026,939
Special mention	6,075	2,771	—	—	8,846
Substandard	22,267	15,180	—	—	37,447
Doubtful	2,265	1,100	—	—	3,365
Loss	1	2	—	—	3
Non-performing	—	—	9,142	1,354	10,496
Total	$1,084,381	$441,069	$923,891	$113,544	$2,562,885

Past Dues

The following is a summary of past due loans for the periods ended:

	March 31, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$117,464	$117,464
Commercial real estate owner occupied	10	—	331	341	233,506	233,847
Commercial real estate non-owner occupied	644	179	317	1,140	732,367	733,507
Tax exempt	—	—	—	—	46,541	46,541
Commercial and industrial	364	—	399	763	375,632	376,395
Residential real estate	7,815	1,345	3,194	12,354	927,773	940,127
Home equity	399	198	429	1,026	92,599	93,625
Consumer other	4	—	100	104	9,454	9,558
Total	$9,236	$1,722	$4,770	$15,728	$2,535,336	$2,551,064

	December 31, 2020
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$74	$—	$1	$75	$117,807	$117,882
Commercial real estate owner occupied	1,309	464	438	2,211	217,006	219,217
Commercial real estate non-owner occupied	503	674	624	1,801	714,975	716,776
Tax exempt	—	—	—	—	47,862	47,862
Commercial and industrial	161	—	193	354	355,330	355,684
Residential real estate	9,178	2,511	3,200	14,889	980,327	995,216
Home equity	1,062	614	375	2,051	98,045	100,096
Consumer other	20	—	2	22	10,130	10,152
Total	$12,307	$4,263	$4,833	$21,403	$2,541,482	$2,562,885

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	March 31, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	1,576	895	—
Commercial real estate non-owner occupied	930	742	50
Tax exempt	—	—	—
Commercial and industrial	1,067	641	15
Residential real estate	9,142	3,405	24
Home equity	1,344	352	—
Consumer other	10	—	100
Total	$14,069	$6,035	$189

	December 31, 2020
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$258	$—	$—
Commercial real estate owner occupied	2,400	929	—
Commercial real estate non-owner occupied	383	118	—
Tax exempt	—	—	—
Commercial and industrial	1,223	1,065	—
Residential real estate	5,883	4,948	—
Home equity	1,345	1,346	267
Consumer other	58	58	—
Total	$11,550	$8,464	$267

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent,  financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date.

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	March 31, 2021		December 31, 2020
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$259	$—
Commercial real estate owner occupied	1,576	—	3,441	—
Commercial real estate non-owner occupied	930	—	383	—
Tax exempt	—	—	—	—
Commercial and industrial	564	503	625	607
Residential real estate	9,142	—	7,432	—
Home equity	1,344	—	1,493	—
Consumer other	10	—	60	—
Total	$13,566	$503	$13,693	$607

Pre Adoption of ASC 326 – Impaired Loans

For periods prior to the adoption of CECL, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  The Company identified loan relationships having aggregate balances in excess of $150 thousand with potential credit weaknesses. Such loan relationships were identified primarily through the Company's analysis of internal loan evaluations, past due loan reports, TDRs and loans adversely classified. Each loan so identified was then individually evaluated for impairment. Substantially all impaired loans have historically been collateral dependent, meaning repayment of the loan was expected or was considered to be provided solely from the sale of the loan's underlying collateral. For such loans, the Company measured impairment based on the fair value of the loan's collateral, which is generally determined utilizing current appraisals. A specific reserve was established in an amount equal to the excess, if any, of the recorded investment in each impaired loan over the fair value of its underlying collateral, less estimated costs to sell. The Company's policy was to re-evaluate the fair value of collateral dependent loans at least every twelve months unless there is a known deterioration in the collateral's value, in which case a new appraisal is obtained.

The tables reflects the activity associated with impaired loans in 2020 prior to the adoption of CECL.

	December 31, 2020
	Recorded	Unpaid Principal	Related	Average Recorded	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Income Recognized
With no related allowance:
Construction and land development	$—	$—	$—	$—	$—
Other commercial real estate	2,001	2,047	—	1,610	—
Commercial	1,095	1,254	—	1,140	4
Agricultural	361	150	—	114	2
Tax exempt loans	—	—	—	—	—
Residential real estate	2,745	3,165	—	1,077	17
Home equity	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Construction and land development	258	258	205	203	—
Other commercial real estate	1,963	2,108	1,038	1,973	17
Commercial	282	289	164	73	—
Agricultural	—	—	—	—	—
Tax exempt loans	—	—	—	—	—
Residential real estate	887	944	106	1,865	37
Home equity	13	13	—	12	1
Other consumer	—	—	—	—	—

Total
Commercial real estate	4,222	4,413	1,243	3,786	17
Commercial and industrial	1,738	1,693	164	1,327	6
Residential real estate	3,632	4,109	106	2,942	54
Consumer	13	13	—	12	1
Total impaired loans	$9,605	$10,228	$1,513	$8,067	$78

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

The following tables include the recorded investment and number of modifications identified during the periods ended. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. There were no modifications qualifying as TDR’s for the three months ended March 31, 2021.

March 31, 2021
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial construction	—	$—	$—	$—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Tax exempt	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	—	$—	$—	$—

	Three Months Ended March 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial construction	—	$—	$—	$—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	1	54	259	—
Tax exempt	—	—	—	—
Commercial and industrial	3	41	208	—
Residential real estate	—	—	—	—
Home equity	1	26	25	—
Consumer other	1	9	9	—
Total	6	$130	$501	$—

The following tables summarize the types of loan concessions made for the periods presented:

	March 31, 2021		March 31, 2020
		Post-Modification		Post-Modification
	Number of	Outstanding	Number of	Outstanding
(in thousands)	Modifications	Balance	Modifications	Balance
Interest rate, forbearance and maturity concession	—	$—	4	$467
Forbearance and interest only payments	—	—	1	25
Maturity concession	—	—	1	9
Total	—	$—	6	$501

For the three ended March 31, 2021 there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 - Basis of Presentation in December 31, 2020 10-K for more information.

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of March 31, 2021 and December 31, 2020 totaled $343 thousand and $917 thousand, respectively.

Mortgage Banking

The Company had identified and designated loans with an unpaid principal balance of $10.1 million and $23.7 million as residential loans held for sale at March 31, 2021 and December 31, 2020, respectively.  The interest rate exposure on loans held for sale are mitigated through forward delivery commitments with certain approved secondary market investors. Forward delivery commitments were $31.3 million, and $50.6 million, respectively.  Refer to Note 8 for further discussion of the Company's forward delivery commitments.

For the periods ended March 31, 2021 and December 31, 2020, the Company sold $69.2 million and $70.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $1.9 million and $2.2 million, respectively.

The Company sells residential loans on the secondary market with the Company primarily retaining the servicing of these loans.  Servicing sold loans helps to maintain customer relationships and the Company earns fees over the servicing period. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to level of prepayments that result from shifts in interest rates.   The Company obtains third party valuations of its servicing assets portfolio quarterly, which assumptions are reflected in Fair Value disclosures.

NOTE 4.               BORROWED FUNDS

Borrowed funds at March 31, 2021 and December 31, 2020 are summarized, as follows:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$85,329	0.51%	$65,676	1.19%
Other borrowings	24,276	0.16	27,779	0.15
Total short-term borrowings	109,605	0.26	93,455	0.44
Long-term borrowings
Advances from the FHLB	182,605	1.73	182,607	1.73
Subordinated borrowings	60,003	4.45	59,961	4.34
Total long-term borrowings	242,608	2.40	242,568	2.37
Total	$352,213	1.20%	$336,023	1.41%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2021 and December 31, 2020.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2021, the Company’s available secured line of credit at the FRB was $73.8 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no outstanding advances with the FRB for the periods ended March 31, 2021 December 31, 2020.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of March 31, 2021 and December 31, 2020. There was no outstanding balance on the line of credit as of March 31, 2021 and December 31, 2020.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at March 31, 2021 include callable advances of $20.0 million and amortizing advances of $305 thousand. The advances outstanding at December 31, 2020 included $20.0 million of callable advances and $307 million of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2021 is, as follows:

	March 31, 2021
		Weighted Average
(in thousands, except rates)	Amount	Rate
2021	$85,329	0.51%
2022	75,000	1.87
2023	80,000	1.77
2024	7,300	1.16
2025	20,000	1.21
2026 and thereafter	305	1.79
Total FHLB advances	$267,934	1.34%

On November 26, 2019, the Company executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.625% through December 1, 2024 payable semi-annually in arrears. From December 1,

2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. Netted with subordinated borrowings is amortized subordinated debt issuance costs of $617 thousand as of March 31, 2021 and issuance costs of $659 thousand net of amortization as of December 31, 2020.

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

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2021	December 31, 2020
Time less than $100,000	$309,408	$325,646
Time $100,000 through $250,000	201,996	278,940
Time $250,000 or more	127,032	93,775
Total	$638,436	$698,361

At March 31, 2021 and December 31, 2020, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2021	December 31, 2020
Within 1 year	$525,701	$574,007
Over 1 year to 2 years	56,988	61,584
Over 2 years to 3 years	37,070	41,145
Over 3 years to 4 years	10,682	12,875
Over 4 years to 5 years	7,989	8,728
Over 5 years	6	22
Total	$638,436	$698,361

Included in time deposits are brokered deposits of $136.6 million and $193.7 million at March 31, 2021 and December 31, 2020, respectively. Also included in time deposits are reciprocal deposits of $140.7 million and $125.0 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

		Regulatory		Regulatory
	March 31,	Minimum to be	December 31,	Minimum to be
	2021	"Well-Capitalized"	2020	"Well-Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	13.83%	10.50%	13.56%	10.50%
Common equity tier 1 capital to risk-weighted assets	10.55	7.00	10.49	7.00
Tier 1 capital to risk-weighted assets	11.34	8.50	11.28	8.50
Tier 1 capital to average assets	8.27	5.00	8.12	5.00

Bank
Total capital to risk-weighted assets	13.62%	10.50%	13.27%	10.50%
Common equity tier 1 capital to risk-weighted assets	12.66	7.00	12.52	7.00
Tier 1 capital to risk-weighted assets	12.66	8.50	12.52	8.50
Tier 1 capital to average assets	9.23	5.00	9.02	5.00

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

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income is, as follows:

(in thousands)	March 31, 2021	December 31, 2020
Accumulated other comprehensive income, before tax:
Net unrealized gain on AFS securities	$5,884	$13,069
Net unrealized gain on hedging derivatives	485	3,144
Net unrealized loss on post-retirement plans	(1,850)	(1,850)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(1,374)	(3,046)
Net unrealized gain on hedging derivatives	(113)	(733)
Net unrealized loss on post-retirement plans	432	432
Accumulated other comprehensive income	$3,464	$11,016

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(7,185)	$1,672	$(5,513)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(7,185)	1,672	(5,513)

Net unrealized gain on hedging derivatives:
Net unrealized loss arising during the period	(2,659)	620	(2,039)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(2,659)	620	(2,039)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(9,844)	$2,292	$(7,552)

Three Months Ended March 31, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$5,492	$(1,378)	$4,114
Less: reclassification adjustment for gains (losses) realized in net income	135	(32)	103
Net unrealized gain on AFS securities	5,357	(1,346)	4,011

Net unrealized loss on derivative hedgess:
Net unrealized loss arising during the period	(2,382)	650	(1,732)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow derivative hedges	(2,382)	650	(1,732)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$2,975	$(696)	$2,279

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three months ended March 31, 2021 and 2020:

	Net unrealized	Net loss on	Net unrealized
	gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended March 31, 2021
Balance at beginning of period	$10,021	$2,413	$(1,418)	$11,016
Other comprehensive loss before reclassifications	(5,513)	(2,039)	—	(7,552)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(5,513)	(2,039)	—	(7,552)
Balance at end of period	$4,508	$374	$(1,418)	$3,464

Three Months Ended March 31, 2020
Balance at beginning of period	$5,549	$(481)	$(1,157)	$3,911
Other comprehensive gain (loss) before reclassifications	4,114	(1,732)	—	2,382
Less: amounts reclassified from accumulated other comprehensive income	103	—	—	103
Total other comprehensive income (loss)	4,011	(1,732)	—	2,279
Balance at end of period	$9,560	$(2,213)	$(1,157)	$6,190

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Affected Line Item where
(in thousands)	2021	2020	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$—	$135	Non-interest income
Tax effect	—	(32)	Tax expense
Total reclassifications for the period	$—	$103	Net of tax
(1)	Net realized gains before tax include no realized gains and losses for the three months ended March 31, 2021 and gross realized gains of $146 thousand and realized losses of $11 thousand for the three months ended March 31, 2020.

..

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2021	2020
Net income	$9,480	$7,721

Average number of basic common shares outstanding	14,933,554	15,558,132
Plus: dilutive effect of stock options and awards outstanding	73,161	34,463
Average number of diluted common shares outstanding(1)	15,006,715	15,592,595

Earnings per share:
Basic	$0.63	$0.50
Diluted	$0.63	$0.50
(1)	Average diluted shares outstanding are computed using the treasury stock method.

NOTE 8.           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The following tables present information about derivative assets and liabilities at March 31, 2021 and December 31, 2020:

	March 31, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.8	$(1,379)	Other liabilities
Interest rate swap on variable rate loans	50,000	5.0	(278)	Other liabilities
Total cash flow hedges	125,000	4.3	(1,657)

Fair value hedges:
Interest rate swap on securities	37,190	8.3	262	Other assets
Total fair value hedges	37,190	8.3	262

Economic hedges:
Forward sale commitments	31,382	0.2	(85)	Other liabilities
Customer Loan Swaps-MNA Counterparty	260,792	6.8	(9,944)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.6	(5,482)	Other liabilities
Customer Loan Swaps-Customer	380,077	7.1	15,426	Other assets
Total economic hedges	791,536		(85)

Non-hedging derivatives:
Interest rate lock commitments	6,735	0.2	46	Other assets
Total non-hedging derivatives	6,735	0.2	46

Total	$960,461		$(1,434)

	December 31, 2020
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	4.0	$(2,664)	Other liabilities
Total cash flow hedges	75,000		(2,664)

Fair value hedges:
Interest rate swap on securities	37,190	8.6	2,789	Other assets
Total fair value hedges	37,190		2,789

Economic hedges:
Forward sale commitments	50,629	0.2	(95)	Other liabilities
Customer Loan Swaps-MNA Counterparty	235,947	6.8	(15,938)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.9	(9,957)	Other liabilities
Customer Loan Swaps-Customer	355,232	7.1	25,895	Other assets
Total economic hedges	761,093		(95)

Non-hedging derivatives:
Interest rate lock commitments	3,320	0.1	22	Other assets
Total non-hedging derivatives	3,320		22

Total	$876,603		$52

As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets (Liabilities)	Carrying Amount
March 31, 2021
Interest rate swap on securities	Securities Available for Sale	$39,070	$1,880

December 31, 2020
Interest rate swap on securities	Securities Available for Sale	$40,209	$3,019

Information about derivative assets and liabilities for March 31, 2021 and 2020, follows:

	Three Months Ended March 31, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$987	Interest expense	$(188)	Interest expense	$(188)
Interest rate swap on variable rate loans	(213)	Interest income	8	Interest income	8
Total cash flow hedges	774		(180)		(180)

Fair value hedges:
Interest rate swap on securities	(2,813)	Interest income	(137)	Interest income	(137)
Total fair value hedges	(2,813)		(137)		(137)

Economic hedges:
Forward commitments	—	Other income	10	Other income	10
Total economic hedges	—		10		10

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	24	Other income	24
Total non-hedging derivatives	—		24		24

Total	$(2,039)		$(283)		$(283)

The Company expects approximately $390 thousand of losses (pre-tax) related to the Company’s cash flow hedges to be reclassified to earnings from AOCI over the next 12 months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2021.

	Three Months Ended March 31, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(3,945)	Interest expense	$(1)	Interest expense	$(1)
Total cash flow hedges	(3,945)		(1)		(1)

Fair value hedges:
Interest rate swap on securities	2,213	Interest income	(18)	Interest income	(18)
Total economic hedges	2,213		(18)		(18)

Economic hedges:
Forward commitments	—	Other income	(11)	Other income	(11)
Total economic hedges	—		(11)		(11)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	(34)	Other Income	(34)
Total non-hedging derivatives	—		(34)		(34)

Total	$(1,732)		$(64)		$(64)

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

Interest rate swap on variable rate loans

In March 2021, the Company entered into a contract with a counterparty to manage interest rate risk associated with its variable rate loans.  The instrument is specifically designed to hedge the risk of changes in its cash flows from interest receipts attributable to changes in a contractually specified interest rate, on an amount of the Company’s variable rate loan assets equal to $50 million. The interest rate swap will effectively fix the Company’s interest rate on $50 million of 1 month USD-LIBOR-BBA (or LIBOR less two days) based loan assets at 0.806% plus the credit spread on the loans that reprices on weighted average basis.  The Company designated the swap as a cash flow hedge.

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

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $12.7 million with counterparties.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of March 31, 2021
Customer Loan Derivatives:
MNA counterparty	$(9,944)	$9,944	$12,700	$12,700
RPA counterparty	(5,482)	5,482	—	—
Total	$(15,426)	$15,426	$12,700	$12,700

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2020
Customer Loan Derivatives:
MNA counterparty	$(15,938)	$15,938	$23,450	$23,450
RPA counterparty	(9,957)	9,957	—	—
Total	$(25,895)	$25,895	$23,450	$23,450

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

NOTE 9.           FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$214,607	$—	$214,607
US Government agency	—	76,185	—	76,185
Private label	—	47,541	—	47,541
Obligations of states and political subdivisions thereof	—	187,863	—	187,863
Corporate bonds	—	100,207	—	100,207
Derivative assets	—	15,426	46	15,472
Derivative liabilities	—	(16,805)	(85)	(16,890)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$212,390	$—	$212,390
US Government agency	—	85,632	—	85,632
Private label	—	19,709	—	19,709
Obligations of states and political subdivisions thereof	—	169,004	—	169,004
Corporate bonds	—	98,311	—	98,311
Derivative assets	—	28,684	22	28,706
Derivative liabilities	—	(28,559)	(95)	(28,654)

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2021:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended March 31, 2021
Balance at beginning of period	$22	$(95)
Realized gain recognized in non-interest income	24	10
Balance at end of period	$46	$(85)

Three Months Ended March 31, 2020
Balance at beginning of period	$59	$(84)
Realized gain recognized in non-interest income	34	11
Balance at end of period	$93	$(73)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

					Significant
	Fair Value	Fair Value			Unobservable
(in thousands, except ratios)	March 31, 2021	December 31, 2020	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$46	$22	Historical trend	Closing Ratio	90%
			Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(85)	(95)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	Pair-off contract price
Total	$(39)	$(73)

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

				Fair Value Measurement
	March 31, 2021	December 31, 2020	March 31, 2021	Date as of March 31, 2021
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$10,556	$8,746	$(1,810)	March 2021
Capitalized servicing rights	4,693	3,605	(1,088)	March 2021
Premises held for sale	971	962	(9)	December 2020
Total	$16,220	$13,313	$(2,907)

There are no liabilities measured at fair value on a non-recurring basis in 2021 and 2020.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value March 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$7,238	Fair value of collateral-appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $1,792

Individually evaluated loans	3,318	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$7 to $953

Capitalized servicing rights	4,693	Discounted cash flow	Constant prepayment rate (CPR)	13.38
			Discount rate	10.04

Premises held for sale	971	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$16,220
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(b)	The carrying value of premises held for sale was $0.0 million as of March 31, 2021.

(in thousands, except ratios)	Fair Value Dec 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$6,128	Fair value of collateral-appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $1730

Individually evaluated loans	2,618	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$19 to $953

Capitalized servicing rights	3,605	Discounted cash flow	Constant prepayment rate (CPR)	18.53%
			Discount rate	10.05%

Premises held for sale	962	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$13,313
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2021 and December 31, 2020.

Individually evaluated loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, non-recurring fair value measurement adjustments relating to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral supporting commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

	March 31, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$223,512	$223,512	$223,512	$—	$—
Securities available for sale	626,403	626,403	—	626,403	—
FHLB stock	14,826	14,826	—	14,826	—
Loans held for sale	10,148	10,148	—	—	10,148
Net loans	2,527,411	2,518,606	—	—	2,518,606
Accrued interest receivable	3,688	3,668	—	3,668	—
Cash surrender value of bank-owned life insurance policies	78,388	78,388	—	78,388	—
Derivative assets	15,472	15,472	—	15,426	46

Financial Liabilities
Non-maturity deposits	$2,273,906	$2,274,973	$—	$2,274,973	$—
Time deposits	638,436	636,670	—	636,670	—
Securities sold under agreements to repurchase	24,276	24,276	—	24,276	—
FHLB advances	267,934	271,622	—	271,622	—
Subordinated borrowings	60,003	57,133	—	57,133	—
Derivative liabilities	16,890	16,890	—	16,805	85

	December 31, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$226,007	$226,007	$226,007	$—	$—
Securities available for sale	585,046	585,046	—	585,046	—
FHLB stock	14,036	14,036	—	14,036	—
Loans held for sale	23,988	24,163	—	—	24,163
Net loans	2,543,803	2,547,970	—	—	2,547,970
Accrued interest receivable	2,964	2,964	—	2,964	—
Cash surrender value of bank-owned life insurance policies	77,870	77,870	—	77,870	—
Derivative assets	28,706	28,706	—	28,684	22

Financial Liabilities
Non-maturity deposits	$2,207,854	$2,122,222	$—	$2,122,222	$—
Time deposits	698,361	694,700	—	694,700	—
Short-term other borrowings	27,779	27,779	—	27,779	—
FHLB advances	248,283	252,698	—	252,698	—
Subordinated borrowings	59,961	57,091	—	57,091	—
Derivative liabilities	28,654	28,654	—	28,559	95

NOTE 10.           REVENUE FROM CONTRACTS WITH CUSTOMER

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended March 31,
(in thousands)	2021	2020
Major Products/Service Lines
Trust management fees	$3,175	$3,046
Financial services fees	491	323
Interchange fees	1,712	1,738
Customer deposit fees	1,049	1,110
Other customer service fees	209	264
Total	$6,636	$6,481

	Three Months Ended March 31,
(in thousands)	2021	2020
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,287	$3,273
Products and services transferred over time	3,349	3,208
Total	$6,636	$6,481

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	March 31, 2021	December 31, 2020
Balances from contracts with customers only:
Other Assets	$1,293	$1,121
Other Liabilities	2,664	2,785

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

NOTE 11.           LEASES

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

The Company elected the following practical expedients in conjunction with implementation of ASC 842 as follows:

●	Package of practical expedients:
o	Lease classification as an operating lease under the prior standards is grandfathered.
o	Re-evaluation of embedded leases evaluated under the prior standards is not required.
o	No re-assessment of previously recorded initial direct lease costs.
●	Election to exclude short-term leases (i.e., leases with initial terms of twelve months or less), from capitalization on the consolidated balance sheets.

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities:

(in thousands)	Classification	March 31, 2021	December 31, 2020
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$10,056	$10,338

Lease Liabilities
Operating lease liabilities	Other liabilities	10,368	10,627

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

The following table presents the weighted average lease term and discount rate of the Company’s leases:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	9.02	9.26

Weighted-average discount rate
Operating leases	3.15%	3.15%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Lease Costs
Operating lease cost	$321	$234
Variable lease cost	81	144
Total lease cost	$402	$378

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
March 31, 2022	$1,300
March 31, 2023	1,319
March 31, 2024	1,323
March 31, 2025	1,240
March 31, 2026	1,085
Thereafter	4,788
Total future minimum lease payments	11,055
Amounts representing interest	(687)
Present value of net future minimum lease payments	$10,368

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Bar Harbor Bankshares (the "Company") is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a regional community bank that thinks differently about banking. The Bank provides the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. As the Company approaches the 135th anniversary of its founding, they have not forgotten that helping customers achieve their goals is the key to the Bank’s success. The Company delivers banking, lending and wealth management services from more than 50 locations. The Company’s corporate goal is to be among the most profitable banks in New England, and its business model is centered on the following:

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

Shown below is a profile of the Company as of March 31, 2021:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended
	March 31,
	2021	2020
PER SHARE DATA
Net earnings, diluted	$0.63	$0.50
Adjusted earnings, diluted(1)	0.68	0.50
Total book value	27.13	25.90
Tangible book value(1)	18.64	17.70
Market price at period end	29.42	17.28
Dividends	0.22	0.22

PERFORMANCE RATIOS(2)
Return on assets	1.03%	0.85%
Adjusted return on assets(1)	1.11	0.86
Return on equity	9.45	7.64
Adjusted return on equity(1)	10.13	7.71
Adjusted return on tangible equity(1)	15.00	11.54
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.88	3.06
Adjusted net interest margin(1) (2) (5)	2.78	2.99
Efficiency ratio(1)	61.95	64.82

GROWTH (Year-to-date annualized)(1)
Total commercial loans	14%	6%
Total loans	(2)	(1)
Total deposits	1	(7)

FINANCIAL DATA (In millions)
Total assets	$3,730	$3,677
Total earning assets(4)	3,371	3,269
Total investments	641	646
Total loans	2,551	2,635
Allowance for loan losses	24	15
Total goodwill and intangible assets	127	129
Total deposits	2,912	2,651
Total shareholders' equity	406	404
Net income	9	8
Adjusted income(1)	10	8

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (annualized)/average loans	0.03%	0.18%
Allowance for loan losses/total loans	0.93	0.58
Loans/deposits	88	99
Shareholders' equity to total assets	10.87	10.98
Tangible shareholders' equity to tangible assets(1)	7.73	7.77
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying quarterly growth rates as of March 31, 2021 on an annualized basis:

LOAN ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	March 31, 2021
Commercial real estate	$1,118,669	$1,084,381	$1,045,635	$982,070	$948,178	13%
Commercial and industrial	317,500	323,864	324,647	340,898	321,605	(8)
Paycheck Protection Program (PPP)	77,878	53,774	131,537	131,626	—	179
Total commercial loans	1,514,047	1,462,019	1,501,819	1,454,594	1,269,783	14
Total commercial loans, excluding PPP	1,436,169	1,408,245	1,370,282	1,322,968	1,269,783	8

Residential real estate	868,084	923,891	1,021,206	1,083,708	1,132,328	(24)
Consumer	106,835	113,544	119,340	124,197	128,120	(24)
Tax exempt and other	62,098	63,431	66,326	66,918	104,752	(8)
Total loans	$2,551,064	$2,562,885	$2,708,691	$2,729,417	$2,634,983	(2)%

DEPOSIT ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	March 31, 2021
Demand	$586,487	$544,636	$515,064	$504,325	$400,410	31%
NOW	761,817	738,849	706,048	642,908	578,320	12
Savings	560,095	521,638	511,938	466,668	423,345	29
Money market	365,507	402,731	388,356	402,835	404,385	(37)
Total non-maturity deposits	2,273,906	2,207,854	2,121,406	2,016,736	1,806,460	12
Total time deposits	638,436	698,361	813,509	678,126	844,097	(34)
Total deposits	$2,912,342	$2,906,215	$2,934,915	$2,694,862	$2,650,557	1%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2021			2020
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Interest-bearing deposits with other banks(4)	$176,728	$39	0.09%	$16,933	$49	1.16%
Securities available for sale and FHLB stock(2)(3)	613,459	4,221	2.79	661,848	5,764	3.50
Loans:
Commercial real estate	1,099,937	9,987	3.68	945,851	10,484	4.46
Commercial and industrial	377,176	3,594	3.86	423,393	5,151	4.89
Paycheck protection program	65,149	1,304	8.12	—	—	—
Residential	916,633	8,508	3.76	1,141,908	10,909	3.84
Consumer	109,802	965	3.56	130,471	1,688	5.20
Total loans (1)	2,568,697	24,358	3.85	2,641,623	28,232	4.30
Total earning assets	3,358,884	28,618	3.46%	3,320,404	34,045	4.12%
Other assets	357,900			341,355
Total assets	$3,716,784			$3,661,759

Liabilities
NOW	$749,100	$250	0.14%	$570,127	$565	0.40%
Savings	541,203	169	0.13	410,931	258	0.25
Money market	378,743	127	0.14	373,650	934	1.01
Time deposits	675,422	2,405	1.44	892,654	4,263	1.92
Total interest bearing deposits	2,344,468	2,951	0.51	2,247,362	6,020	1.08
Borrowings	340,209	1,811	2.16	556,824	2,911	2.10
Total interest bearing liabilities	2,684,677	4,762	0.72%	2,804,186	8,931	1.28%
Non-interest bearing demand deposits	550,657			406,951
Other liabilities	74,646			44,343
Total liabilities	3,309,980			3,255,480

Total shareholders' equity	406,804			406,279

Total liabilities and shareholders' equity	$3,716,784			$3,661,759

Net interest spread			2.74%			2.84%
Net interest margin (1)			2.88			3.04
Core net interest margin (2)			2.78			3.04
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Income from interest-bearing deposits with other banks has been separated from securities and restated for prior periods to conform to the current period presentation.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended March 31,
(in thousands)	Calculations	2021	2020
GAAP net income		$9,480	$7,721
Gain on sale of securities, net		—	(135)
Loss on sale of premises and equipment, net		8	92
Loss on other real estate owned		—	31
Acquisition, conversion and other expenses		889	103
Income tax expense (1)		(213)	(22)
Total adjusted income(2)	(A)	$10,164	$7,790

GAAP net interest income	(B)	$23,422	$24,563
Plus: Non-interest income		10,248	8,421
Total Revenue		33,670	32,984
Gain on sale of securities, net		—	(135)
Total adjusted revenue(2)	(C)	$33,670	$32,849

GAAP total non-interest expense		$22,491	$22,359
Loss on sale of premises and equipment, net		(8)	(92)
Loss on other real estate owned		—	(31)
Acquisition, conversion and other expenses		(889)	(103)
Adjusted non-interest expense(2)	(D)	$21,594	$22,133

Total revenue		33,670	32,984
Total non-interest expense		22,491	22,359
Pre-tax, pre-provision net revenue		$11,179	$10,625

Adjusted revenue		33,670	32,849
Adjusted non-interest expense		21,594	22,133
Adjusted pre-tax, pre-provision net revenue		$12,076	$10,716

(in millions)
Average earning assets	(E)	$3,359	$3,306
Average paycheck protection program (PPP) loans	(R)	65	—
Average earning assets, excluding PPP loans	(S)	3,294	3,306
Average assets	(F)	3,717	3,662
Average shareholders' equity	(G)	407	406
Average tangible shareholders' equity(2)(3)	(H)	280	278
Tangible shareholders' equity, period-end(2)(3)	(I)	279	276
Tangible assets, period-end(2)(3)	(J)	3,603	3,549

(in thousands)
Common shares outstanding, period-end	(K)	14,950	15,587
Average diluted shares outstanding	(L)	15,007	15,593

Adjusted earnings per share, diluted	(A/L)	$0.68	$0.50
Tangible book value per share, period-end(2)	(I/K)	18.64	17.70
Securities adjustment, net of tax(1)(4)	(M)	4,510	9,560
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	18.34	17.09
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.73	7.77

		Three Months Ended March 31,
	Calculations	2021	2020
Performance ratios(5)
GAAP Return on assets		1.03%	0.85
Adjusted return on assets(2)	(A/F)	1.11	0.86
GAAP Return on equity		9.45	7.64
Adjusted return on equity(2)	(A/G)	10.13	7.71
Adjusted return on tangible equity(2)	(A+Q)/H	15.00	11.54
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	61.95	64.82
Net interest margin(2)	(B+P)/E	2.88	3.04
Adjusted net interest margin(7)	(B+P-T)/S	2.78	3

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$595	$719
Franchise taxes included in non-interest expense	(O)	125	119
Tax equivalent adjustment for net interest margin	(P)	433	551
Intangible amortization	(Q)	241	256
Interest and fees on PPP loans	(T)	1,304	—
(1)	Assumes a marginal tax rate of 23.71% in the first quarter of 2021 and fourth quarter of 2020 and 23.87% for the first three quarters of 2020.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(7)	Core net interest margin excludes Paycheck Protection Program loans.

FINANCIAL SUMMARY

Bar Harbor Bankshares reported a 26% increase in earnings for the first quarter 2021 compared to the same quarter of 2020.  Net income in the first quarter 2021 was $9.5 million, or $0.63 per share, compared to $7.7 million, or $0.50 per share in the same quarter of 2020.  For the same periods, adjusted earnings (non-GAAP) were $10.2 million, or $0.68 per share, compared to $7.8 million, or $0.50 per share.  Non-recurring expenses in the first quarter 2021 included a reduction in workforce charges totaling $900 thousand, or $0.05 per share.

Key ratios included the following during the first quarter 2021:

●	1.03% return on assets; 1.11% core return on assets (non-GAAP)
●	8% annualized total commercial loan growth, excluding paycheck protection program (“PPP”) loans
●	12% annualized increase in core deposits
●	5% increase in pre-tax, pre-provision net revenue; 13% excluding non-core charges (non-GAAP)
●	22% increase in fee income
●	0.55% non-accrual to total loan ratio, 0.47% excluding purchased credit deteriorated (“PCD”) loans (non- GAAP), net charge-offs near zero

During the first quarter 2021, adjusted earnings increased 36% over the same quarter of 2020, improving adjusted return on assets to 1.11%.  Earnings in the quarter were driven by strong 8% annualized growth in total commercial loans excluding PPP loans, higher wealth management and mortgage banking income, lower core non-interest expenses and a credit provision recapture.  The Company had a 13% increase in core pre-tax, pre-provision net revenue reflecting a continued development across its varying businesses lines.  Wealth management income increased 9% due to a 23% increase in assets under management (“AUM”) in the first quarter 2021, compared to the same quarter of 2020.   Balancing growth with earnings is a key fundamental to the Company’s business model.  Therefore, the Company continues to generate significant gains from residential loan sales that are more profitable in the short and long term versus recording them on the balance sheet.

With a continued focus on profitability, the Company reduced most categories of non-interest expense during the first quarter 2021 as compared with the same quarter 2020.  Additionally, the Company started an intensive review of non-interest expense leveraging a strategic third-party partner.  The goal of the review is to identify normalized expense run-rates that are optimal for the Company’s current size and footprint, and establish sustainable run-rates that allow for revenue growth in the future.  The Company recorded one-time charges related to early retirement and reduction in workforce initiatives, as a result of early milestones achieved in the expense review.  Those one-time charges are expected to decrease salary and benefit expense by more than $3.0 million annually starting in the second quarter 2021. The final results of the review and action plans are expected to be completed by the end of the second quarter.

The Company’s provision for credit losses was a benefit to earnings of $500 thousand due to improved macroeconomic expectations along with lower specific reserves.  Quarterly stress testing and tightly managed credit disciplines also contributed to the recapture of the Company’s provision.

Liquidity levels increased through new core deposit account openings totaling 4,300 in the first quarter 2021, which sustained the Company’s loans to deposits ratio at 88% from year-end 2020.  Growth in deposits has allowed the Company to optimize cost of funds by reducing wholesale funding as a percentage of total debt to 15%, compared to 29% for the first quarter 2020.  Over the past several quarters excess liquidity was used to fund earning asset growth, specifically in commercial loans.

The Company adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss accounting model with a current expected credit loss (CECL) approach, effective January 1, 2021., The Company adopted ASC 326 using the modified retrospective approach method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  For more information, see “Note 1 - Basis of Presentation—Significant Accounting Policies” to the Unaudited Consolidated Financial Statements in this report. The adoption of CECL increased its allowance for credit losses (ACL)

by $5.2 million and reserve for unfunded commitments by $1.6 million.  As a result of the adoption, the coverage ratio of ACL to total loans increased to 0.94% from 0.76% in the fourth quarter of 2020, excluding PPP loans.  While uncertainties around general economic factors still exist, the Company continues to observe positive trends in its credit quality indicators.  Specifically, past due accounts within the commercial real estate and residential product lines were significantly down from year-end 2020 and total past due accounts were about half of levels experienced prior to the pandemic.  Past due accounts totaled $15.7 million for the first quarter 2021, compared to $31.1 million for the same quarter of 2020.

The Company continues to support customers with PPP loans and COVID related loan modifications.  At the end of the quarter, the Company had $23.7 million and $54.2 million of PPP loans that were originated in 2020 and 2021, respectively.  Unearned fees on PPP loans at quarter-end were $340 thousand from 2020 originations and $3.5 million from 2021 originations.  Although most of these loans are expected to be forgiven, the impact is not expected to have a significant effect on the operating results of any single quarter in 2021.  COVID modifications totaled $43.0 million at the end of the first quarter of 2021, down from $68.6 million at year-end 2020, and largely represent commercial loans.  These modifications are considered modest and backed by the strong credit quality of the borrowers.  Most of the modifications are set to resume normal principal and interest payments starting in the second quarter 2021.

The Company’s capital position continues to strengthen with growth in tangible book value on a 7% organic basis that excludes unrealized security gains and the impact of adopting CECL (non-GAAP).  As previously announced, the Company increased its quarterly cash dividend 9% with an approximate annual yield of 3.26%, just after its repurchase of approximately 720 thousand shares in 2020.  In addition, the Board of Directors approved a stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding common stock, representing approximately 747 thousand shares as of March 31, 2021, which is authorized to last no longer than 12 months.  These return of capital measures are supported by expanded earnings, continuous growth in capital and on-going profitability programs, validating the Company’s commitment to building shareholder value.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2021 AND DECEMBER 31, 2020

Summary

Total assets were $3.7 billion at the end of the first quarter 2021 and at year-end 2020 as the Company continues to reposition and take advantage of the current interest rate and market conditions of the banking industry.  Asset quality metrics remain strong with an allowance for credit losses to total loans ratio of 0.93% with a coverage ratio to non-accruing loans at 168%, up from 157% as of year-end 2020. The loan to deposit ratio was 88% at the end of the first quarter and at year-end 2020.

Cash

Total cash and cash equivalents at March 31, 2021 were $223.5 million, compared to $226.0 million at December 31, 2020 were $226 million. Balances of cash and cash equivalents continues to be elevated due to growth in non-maturity deposits from new accounts and government stimulus outpacing the growth in other earning assets. Federal Reserve balances reflected in interest bearing deposits totaled $171.8 million and $175.0 million carrying a yield of 0.10% for both periods.

Securities

Securities totaled $641.2 million in the first quarter 2021 and $599.1 million at year-end 2020 representing 17% and 16% of total assets, respectively.  The increase in the first quarter is due to securities purchases $79.6 million to increase the Company’s average risk adjusted returns and increase duration on the portfolio. The purchases were offset by $28.7 million of sales, maturities, calls and pay-downs of amortizing securities.  Fair value adjustments increased the security portfolio by $5.9 million at the end of the first quarter 2021 and $13.1 million at year-end 2020.  Unrealized gains decreased during the quarter by the upward movement in the treasury yield curve in years three to thirty and related impact to the Company’s portfolio.   The weighted average yield on the Company's securities profile as of March 31, 2021 was 2.89% for the quarter compared to 2.96% at year-end 2020.  At the end of the first quarter 2021 securities held by the Company had an average life of 5.4 years and a duration of 5.0 years compared to 4.8 years and 4.3 years at the end of 2020, respectively.

Loans Held For Sale

Held for sale loans decreased to $10.1 million at March 31, 2021 from $24.0 million at December 31, 2020. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company continues with its strategy to sell most of its residential mortgage originations on the secondary market. Secondary market sales of residential mortgage loans totaled $69.2 million compared to $14.8 million in the same quarter of 2020.

Loans

Loan balances in the first quarter 2021 were $2.5 billion, flat with year-end 2020.  Total commercial loans grew at an annualized rate of 8%, excluding PPP loans. Commercial real estate loans grew 13% on an annualized basis and included new originations of highly sought after borrowers in favorable industries within our footprint.  PPP loans totaled $77.9 million at quarter-end consisting of $54.2 million from 2021 originations and $23.7 million remaining from 2020 originations.  Applications for 2021 PPP loans continue to be processed and are expected to end by the third quarter 2021 timeframe in accordance with the Consolidation and Appropriations Act 2021.  Residential loans, including held for sale loans, decreased $69.6 million due to $60.7 million of originations less sales of $69.2 million and prepayments of $61.1 million as the Company sold newly originated loans, allowing for the run-off of lower yielding loans.

Other Assets

The Company identifies on its balance sheet premises and equipment, other real estate owned, goodwill, other intangible assets, bank-owned life insurance, net deferred tax assets and other assets consisting of derivative fair values, right of use asset, community investments, and receivables. These collective assets totaled $327.9 million at the end of the first quarter 2021 compared to $332.8 million as of December 31, 2020. The decrease is primarily from the $10.5 million decrease in the fair value in customer loan derivatives and $2.5 million decrease in the fair value hedge on securities offset by $4.2 million increase in deferred tax assets and $2.7 million in new community limited partnership investments committed to during the quarter. Community limited partnership investments provide affordable loans or equity funding typically for multifamily or residential real estate in qualified community reinvestment areas, some of which may involve low income housing tax credits. Partnerships can also include loans for commercial purposes used in economic development in qualified community reinvestment areas.

Allowance for Credit Losses

The allowance for credit losses totaled $23.7 million at the end of the first quarter 2021 and $19.0 million at year-end 2020.  The ACL to total loans ratio, excluding PPP, for the first quarter expanded to 0.94% from 0.76% in the fourth quarter 2020.  These increases are is primarily due to the Company’s adoption of CECL as of January 1, 2021, which increased the ACL by $5.2 million and unfunded commitment reserves by $1.6 million.  Since the beginning of the first quarter, the ACL decreased due to improved macroeconomic forecasts and fewer reserves on specific loans.  While the first quarter ACL includes the effect of net charge-offs, the majority is due to the settlement of a PCD loan that had a $300 thousand discount that increased interest income as a recovery.  There were no significant downgrades in credit quality identified through commercial loan stress testing or through regular credit reviews.

Non-accrual loans increased by $1.9 in the first quarter 2021 primarily due to the conversion of purchase credit impaired  loans to PCD loans with the CECL adoption, which does not represent a true change in credit quality.  Excluding PCD loans, the Company’s ratio of non-accrual loans to total was 0.47% for the first quarter compared to 0.48% at year-end 2020.

During the first quarter stress testing was performed on 61% of the commercial loan portfolio which included the top 50 relationships, all criticized loans greater than $1.0 million, hospitality loans greater than $250 thousand, all loans over $250 thousand with a pandemic modification and any seasonal payment, restaurant, or maturing term loans through March 31, 2022 that are greater than $500 thousand.  Results of the stress testing led to no significant downgrades or changes to reserves.

Deposits and Borrowings

Total deposits during the quarter increased $6.1 million to $2.9 billion. Non-maturity deposits increased $66.1 million, or 12% on an annualized basis due to growth in new customer accounts totaling 4,300. Growth in core deposits since the first quarter of 2020 has allowed the Company to optimize its cost of funds by reducing wholesale funding as a percentage of total debt to 15%.  Time deposits decreased $59.9 million to $638.4 million at quarter-end as the result of $57.0 million of brokered deposits reaching maturity, which were not replaced due to excess liquidity.  Total borrowings increased by $16.2 million primarily from a $50 million three-month advance replacing a three-month brokered deposit associated with a wholesale funding hedge offset by $33.9 million in payments on matured advances.  The average cost of deposits was 0.51% in the first quarter of 2021 compared to 0.61% in the fourth quarter 2020 and borrowing costs were 2.16% compared to 1.83% for the same periods. The changes in cost of funds are reflective of a shift in maturity dates due to attrition of balances.

Derivative Financial Instruments

The notional balance of derivative financial instruments increased to $960.5 million at the end of the first quarter 2021 from $876.6 million at year-end 2020.  The increase is principally due to a $50.0 million new hedge on variable rate loans tied to one-month LIBOR and $49.7 million increase in customer loan derivatives sold on commercial loans with matching hedges using national bank counterparties.  The net fair value of all derivatives was a liability of $1.4 million at the end of the first quarter 2021 compared to asset of $52 thousand at year-end 2020. The reduction in derivative fair value reflects the impact rises in long-term treasury yields.

Equity

Total equity was $405.6 million, compared with $411.3 million at year-end 2020. The reduction reflects the impact of changes in unrealized gains and the adoption of CECL in the first quarter 2021.  The Company’s book value per share was $27.13 at March 31, 2021 compared with $27.58 at December 31, 2020.  Net unrealized gains on securities increased equity by $4.5 million at the end of the quarter and $10.0 million at year-end 2020.   Equity was also reduced by $5.2 million in the first quarter due to implementing CECL.  Excluding security adjustments and CECL adoption, tangible book value per share was $18.69 and $18.38 as of March 31, 2021 and December 31, 2020, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Summary

Net income in the first quarter 2021 was $9.5 million, or $0.63 per share, compared to $7.7 million, or $0.50 per share, in the same quarter of 2020.  Net income benefited from higher fee income, lower operating expenses and a credit provision recapture in the first quarter 2021.  The Company's return on assets ratio was 1.03% during the first quarter of 2021 and 0.85% in the same quarter of 2020. Adjusted return on equity was 1.11% during the first quarter of 2021 compared to 0.86% in the same quarter of 2020.

Net Interest Income

Net interest income was $23.4 million compared with $24.6 million in the same quarter of 2020.  Net interest margin (“NIM”) in the first quarter of 2021 was 2.88% compared to 3.04% in the same period of 2020.  The decrease in NIM is due to the Federal Reserve rate cuts in response to the pandemic, which lowered the yields on many classes of earning assets and also lowered the costs of interest-bearing liabilities.  The yield on earning assets was 3.46% compared to 4.12% in the first quarter 2020 reflecting loan originations and repricing of variable rate products in a lower interest rate environment.  Costs of funds decreased to 0.72% compared to 1.28% in the first quarter 2020 due to lower rates and reductions to wholesale funding afforded by significant growth in core deposits.  PPP loans added 10 basis points to NIM during the quarter as the majority of the remaining 2020 originations were forgiven.  Accretion on PPP loans originated in the first quarter 2021 are not expected to materially affect NIM until loans are forgiven starting in the third quarter. Settlement of one significant PCD loan contributed 4 basis points to NIM due to acceleration of the related discount. Excess liquidity in the form of cash balances held mostly at the Federal Reserve Bank in the first quarter 2021 reduced NIM by 15 basis points.

Loan Loss Provision

The provision for credit losses for the quarter was a benefit of $489 thousand compared to an expense of $1.1 million in the first quarter of 2020.  The provision recapture in the first quarter 2021 is attributable to improving economic forecasts and lower amounts of specific reserves due to credit improvements.

Non-Interest Income

Non-interest income in the first quarter 2021 increased 21% to $10.2 million from $8.4 million in the same quarter in 2020 due to higher wealth management and mortgage banking income.  While customer service fees were slightly down compared to the first quarter 2020, the income has been building up on a sequential quarter basis and is approaching pre-pandemic levels.  Wealth management is up 9% as AUM expanded 23% over the first quarter of 2020 due to the strength of the Company’s newly consolidated platform and improved market conditions. Mortgage banking activities continue to contribute a significant amount of fee income due to the favorability of sales given the current interest rate environment. Net gains from sales totaled $1.9 million in the first quarter 2021 and $186 thousand in the first quarter of 2020.

Non-Interest Expense

Non-interest expense was $22.5 million in the first quarter 2021 compared to $22.4 million in the same quarter of 2020.  Included in non-interest expense in the first quarter was $800 thousand of higher one-time expenses offset by $700 thousand in operational expense improvements.  One-time expenses in the first quarter 2021were primarily charges from early retirement and reductions in workforce programs while the same quarter of 2020 included costs to consolidate our wealth management systems.  Reductions to most categories of non-interest expense in the quarter helped drive our efficiency ratio (non-GAAP) to 61.95%, down from 64.82% for the same period of 2020.

Income Tax Expense

The effective tax rate was 18.8% for both the first quarter of 2021 and 2020 reflecting higher pre-tax income offset by the proportional amounts of tax-advantaged revenue.

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

At March 31, 2021, same day available liquidity totaled approximately $1.2 billion, including cash, borrowing capacity at the Federal Home Loan Bank of Boston (“FHLB”) and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Bank's amortizing securities and loan portfolios. At March 31, 2021, the Company had unused borrowing capacity at the FHLB of $400.8 million, unused borrowing capacity at the Federal Reserve of $73.8 million and unused lines of credit totaling $51.0 million.

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

The Company’s off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in years 1 and 2 was modestly asset sensitive.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-2.0% versus the base case) while deteriorating further from that level over the two-year horizon (-10.0% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve over the one and two-year horizons (6.9% and 14.9%, respectively).

As compared to December 31, 2020, the year-one sensitivity in the down 100 basis points scenario was up slightly for the three months ended March 31, 2021 (-2.6% prior, versus -2.0% current). The year-two sensitivities in the down 100 basis points scenario were mostly unchanged going from -9.5% to -10.0%. In the year-one up 200 basis points scenario, results were again similar going from 7.7% to 6.9%. Year-two, up 200 basis points was down (18.4% prior, versus 14.9% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of March 31, 2021 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A.          RISK FACTORS

There were no material changes to the risk factors discussed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)On March 12, 2020, the Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 781,000 shares and expired on March 20, 2021. Prior to the plan expiring the Company purchased a total of 720,043 shares, none of which were purchased in the first quarter of 2021.  On April 20, 2021, Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 747,000 shares.

The following table indicates that no provides certain information with regard to shares were repurchased by the Company in the first quarter of 2021:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs(1)
January 1-31, 2021	—	$—	—	—
February 1-28, 2021	—	—	—	—
March 1-31, 2021	—	—	—	—
Total	—	$—	—	—

ITEM 5.           OTHER INFORMATION

Effective May 1, 2021, the Company entered into a separation agreement and general release with Richard B. Maltz in connection with the previously-announced retirement from his position as Executive Vice President, Chief Operating Officer & Chief Risk Officer.  Pursuant to the Separation Agreement, among other things, Mr. Maltz will receive a separation payment equal to $250,000, subject to applicable tax with holdings, 6 months of COBRA benefits and his existing equity awards will continue to vest pursuant to the original terms.

The foregoing summary of the Separation Agreement is qualified in its entirety by reference to the text of the Separation Agreement, which is being filed as Exhibit 10.1 to this report and is incorporated in this report by reference.

ITEM 6.           EXHIBITS

10.1*	Separation Agreement and General Release, effective as of May 1, 2021, among Bar Harbor Bankshares, Bar Harbor Bank & Trust and Richard B. Maltz	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104 *	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document). Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 5, 2021	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: May 5, 2021	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer