Form 10-Q
period 2021-06-30
BAR HARBOR BANKSHARES
filed 2021-08-03
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

The Registrant had 14,982,325 shares of common stock, par value $2.00 per share, outstanding as of July 29, 2021.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$41,440	$27,566
Interest-bearing deposits with other banks	132,278	198,441
Total cash and cash equivalents	173,718	226,007

Securities:
Securities available for sale	621,849	585,046
Federal Home Loan Bank stock	14,145	14,036
Total securities	635,994	599,082

Loans held for sale	7,942	23,988

Total loans	2,515,560	2,562,885
Less: Allowance for credit losses	(22,815)	(19,082)
Net loans	2,492,745	2,543,803

Premises and equipment, net	51,119	52,458
Goodwill	119,477	119,477
Other intangible assets	7,198	7,670
Cash surrender value of bank-owned life insurance	78,886	77,870
Deferred tax assets, net	4,349	1,745
Other assets	68,247	73,662
Total assets	$3,639,675	$3,725,762

Liabilities
Deposits:
Demand	$599,598	$544,636
NOW	802,681	738,849
Savings	578,361	521,638
Money market	371,075	402,731
Time	470,758	698,361
Total deposits	2,822,473	2,906,215

Borrowings:
Senior	279,991	276,062
Subordinated	60,042	59,961
Total borrowings	340,033	336,023

Other liabilities	61,597	72,183
Total liabilities	3,224,103	3,314,421

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)	June 30, 2021	December 31, 2020
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at June 30, 2021 and December 31, 2020	32,857	32,857
Additional paid-in capital	190,801	190,084
Retained earnings	201,994	195,607
Accumulated other comprehensive income	7,694	11,016
Less: 1,456,175 and 1,512,465 shares of treasury stock at June 30, 2021 and December 31, 2020, respectively	(17,774)	(18,223)
Total shareholders’ equity	415,572	411,341
Total liabilities and shareholders’ equity	$3,639,675	$3,725,762

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share data)	2021	2020	2021	2020
Interest and dividend income
Loans	$23,191	$26,493	$47,396	$54,480
Securities and other	3,992	4,942	7,971	10,449
Total interest and dividend income	27,183	31,435	55,367	64,929
Interest expense
Deposits	2,603	4,548	5,554	10,568
Borrowings	1,826	2,297	3,637	5,208
Total interest expense	4,429	6,845	9,191	15,776
Net interest income	22,754	24,590	46,176	49,153
Provision for credit losses	(765)	1,354	(1,254)	2,465
Net interest income after provision for loan losses	23,519	23,236	47,430	46,688

Non-interest income
Trust and investment management fee income	3,801	3,159	7,467	6,528
Customer service fees	3,257	2,439	6,227	5,551
Gain on sales of securities, net	50	1,351	50	1,486
Mortgage banking income	1,553	1,124	4,123	1,581
Bank-owned life insurance income	498	496	1,016	1,033
Customer derivative income	86	513	496	1,101
Other income	260	628	374	851
Total non-interest income	9,505	9,710	19,753	18,131

Non-interest expense
Salaries and employee benefits	11,356	11,909	23,532	23,793
Occupancy and equipment	3,894	3,860	8,222	8,280
Loss (gain) on sales of premises and equipment, net	1	(2)	9	90
Outside services	533	442	965	976
Professional services	151	337	709	1,009
Communication	198	194	519	483
Marketing	534	282	824	670
Amortization of intangible assets	233	256	474	512
Loss on debt extinguishment	—	1,351	—	1,351
Acquisition, conversion and other expenses	552	158	1,441	261
Other expenses	4,272	3,479	7,520	7,200
Total non-interest expense	21,724	22,266	44,215	44,625

Income before income taxes	11,300	10,680	22,968	20,194
Income tax expense	2,275	2,199	4,463	3,992
Net income	$9,025	$8,481	$18,505	$16,202

Earnings per share:
Basic	$0.60	$0.55	$1.24	$1.05
Diluted	$0.60	$0.55	$1.23	$1.04

Weighted average common shares outstanding:
Basic	14,965	15,424	14,950	15,500
Diluted	15,042	15,441	15,026	15,523

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income	$9,025	$8,481	$18,505	$16,202
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on securities available for sale	3,557	2,421	(3,628)	7,662
Changes in unrealized gain (loss) on hedging derivatives	1,963	626	(696)	(1,639)
Changes in unrealized loss on pension	—	—	—	—

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on securities available for sale	(830)	(569)	842	(1,709)
Changes in unrealized (gain) loss on hedging derivatives	(460)	(147)	160	296
Changes in unrealized loss on pension	—	—	—	—
Total other comprehensive income (loss)	4,230	2,331	(3,322)	4,610
Total comprehensive income	$13,255	$10,812	$15,183	$20,812

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,911	$(4,677)	$396,407
Net income	—	—	7,721	—	—	7,721
Other comprehensive income	—	—	—	2,279	—	2,279
Cash dividends declared ($0.22 per share)	—	—	(3,429)	—	—	(3,429)
Treasury stock purchased (6,069 shares)	—	—	—	—	(130)	(130)
Net issuance (27,786 shares) to employee stock plans, including related tax effects	—	660	—	—	129	789
Recognition of stock based compensation	—	118	—	—	—	118
Balance at March 31, 2020	$32,857	$189,314	$180,072	$6,190	$(4,678)	$403,755
Net income	—	—	8,481	—	—	8,481
Other comprehensive income	—	—	—	2,331	—	2,331
Cash dividends declared ($0.22 per share)	—	—	(3,390)	—	—	(3,390)
Common stock purchased (399,622 shares)	—	—	—	—	(7,337)	(7,337)
Net issuance (30,987 shares) to employee stock plans, including related tax effects	—	(254)	—	—	122	(132)
Recognition of stock based compensation	—	466	—	—	—	466
Balance at June 30, 2020	$32,857	$189,526	$185,163	$8,521	$(11,893)	$404,174

Balance at December 31, 2020	$32,857	$190,084	$195,607	$11,016	$(18,223)	$411,341
Allowance for credit losses cumulative-effect adjustment - ASU 2016-13 (Note 1)	—	—	(5,242)	—	—	(5,242)
Net income	—	—	9,480	—	—	9,480
Other comprehensive loss	—	—	—	(7,552)	—	(7,552)
Cash dividends declared ($0.22 per share)	—	—	(3,284)	—	—	(3,284)
Net issuance (34,049 shares) to employee stock plans, including related tax effects	—	(186)	—	—	358	172
Recognition of stock based compensation	—	666	—	—	—	666
Balance at March 31, 2021	$32,857	$190,564	$196,561	$3,464	$(17,865)	$405,581
Net income	—	—	9,025	—	—	9,025
Other comprehensive income	—	—	—	4,230	—	4,230
Cash dividends declared ($0.24 per share)	—	—	(3,592)	—	—	(3,592)
Net issuance (22,241 shares) to employee stock plans, including related tax effects	—	(94)	—	—	91	(3)
Recognition of stock based compensation	—	331	—	—	—	331
Balance at June 30, 2021	$32,857	$190,801	$201,994	$7,694	$(17,774)	$415,572

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$18,505	$16,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,254)	2,465
Net amortization of securities	1,219	1,603
Change in unamortized net loan costs and premiums	(2,200)	2,223
Premises and equipment depreciation	2,341	2,380
Stock-based compensation expense	997	584
Accretion of purchase accounting entries, net	(45)	(516)
Amortization of other intangibles	472	512
Income from cash surrender value of bank-owned life insurance policies	(1,016)	(1,033)
Gain on sales of securities, net	(50)	(1,486)
Decrease in right-of-use lease assets	566	(578)
Decrease in lease liabilities	(520)	(625)
Loss on other real estate owned	—	82
Loss on premises and equipment, net	9	90
Net change in other assets and liabilities	(6,102)	(5,787)
Net cash provided by operating activities	12,922	16,116

Cash flows from investing activities:
Proceeds from sales of securities available for sale	4,050	87,521
Proceeds from maturities, calls and prepayments of securities available for sale	69,900	63,096
Purchases of securities available for sale	(115,928)	(120,405)
Net change in loans	65,330	(91,857)
Purchase of FHLB stock	(790)	(4,044)
Proceeds from sale of FHLB stock	681	4,458
Purchase of premises and equipment, net	(1,008)	(2,221)
Net investment in community limited partnerships	(917)	—
Acquisitions, net of cash acquired	—	(340)
Net cash provided by (used in) investing activities	21,318	(63,792)

Cash flows from financing activities:
Net change in deposits	(83,742)	(420)
Net change in short-term senior borrowings	14,324	(119,774)
Proceeds from long-term senior borrowings	—	273,436
Repayments of long-term senior borrowings	(14)	(67,188)
Net change in short-term other borrowings	(10,390)	(10,986)
Exercise of stock options	169	657
Purchase of treasury and common stock	—	(7,467)
Cash dividends paid on common stock	(6,876)	(6,819)
Net cash (used in) provided by financing activities	(86,529)	61,439
(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30,
(in thousands)	2021	2020
Net change in cash and cash equivalents	(52,289)	13,763
Cash and cash equivalents at beginning of year	226,007	56,910
Cash and cash equivalents at end of year	$173,718	$70,673

Supplemental cash flow information:
Interest paid	$10,019	$16,275
Income taxes paid, net	5,622	3,112

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,171
Liabilities acquired	—	(343)

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

Allowance for Credit Loss on AFS Debt Securities: Upon adoption of CECL, effective January 1, 2021,  the Company monitors the credit quality of available for sale (AFS) debt securities through credit ratings from various rating agencies and substantial price changes. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or significant pricing changes. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive income.

A change in the allowance on AFS debt securities may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an AFS debt security is confirmed  based on the above described analysis.  As of June 30, 2021 and January 1, 2021 (i.e. ASU 2016-13 adoption), there was no allowance carried on the Company's AFS debt securities. Refer to Note 2 of the consolidated financial statements for further discussion.

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

Upon adoption of ASC 326 or CECL on January 1, 2021, the Company replaced the incurred loss impairment model that recognizes losses when it became probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off.  The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and TDRs.

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

January 1, 2022

Adoption of this ASU primarily changed how the Company estimates credit losses with the application of the expected credit loss model. The Company applied the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has finalized its CECL implementation, recieved board approval of the final CECL model, completed modelling of off-balance sheet credit risks, completed formal governance and control documentation, and developed and presented revised disclosures for board approval.

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

The Company adopted CECL effective January 1, 2021, which increased its allowance for credit losses (ACL) by $5.2 million and reserve for unfunded commitments by $1.6 million. Equity was reduced by $5.2 million, net of deferred tax of $1.6 million on the date of adoption.

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

May be elected through December 31, 2022.

The Company is currently evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates are being discontinued. The following elections have been made in regards to our cash flow hedges as outlined on the next page.

Rate Reform Elections

Adherence to ISDA Fallback Protocol

The ISDA 2020 IBOR Fallbacks Protocol (the “ISDA Fallback Protocol”) was made available for adherence on October 23, 2020 with an effective date of January 25, 2021. Once adhered to by both counterparties in a bilateral relationship and the effective date is reached, the ISDA Fallback Protocol represents a change to the contractual terms of derivatives governed by each respective ISDA agreement between the Company and a derivative counterparty. The change relates to reference rate reform and represents the potential for addition of or changes to contractual terms and was developed by a private-sector working group convened by a regulator as referenced in 848-20-15-5(g). For all of the Company’s interest rate swaps that meet the scope requirements of 848-10-15-3 and 848-10-15-3A and for which the Company adhered to the ISDA Fallback Protocol, the Company makes the following elections:

•	Modification related elections
•	Option to not reassess a previous accounting determination (paragraph 848-20-35-4)
•	Hedge accounting related modifications
•	Option to not dedesignate a hedging relationship due to a change in a critical term (paragraph 848-30-25-3)
•	Option to change the contractual terms of a hedging instrument, hedged item, or forecasted transaction and to not dedesignate a hedging relationship (paragraph 848-30-25-5)

Cash flow hedges

The Company amends the hedge documentation, without dedesignating and redesignating, for all outstanding cash flow hedging relationships for the following elections:

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

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$196,476	$4,001	$(2,116)	$198,361
US Government agency	64,693	1,853	(203)	66,343
Private label	73,428	195	(88)	73,535
Obligations of states and political subdivisions thereof	184,229	4,196	(272)	188,153
Corporate bonds	93,582	2,735	(860)	95,457
Total securities available for sale	$612,408	$12,980	$(3,539)	$621,849

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$206,834	$6,018	$(462)	$212,390
US Government agency	82,878	2,870	(116)	85,632
Private label	19,810	40	(141)	19,709
Obligations of states and political subdivisions thereof	164,766	4,244	(6)	169,004
Corporate bonds	97,689	1,465	(843)	98,311
Total securities available for sale	$571,977	$14,637	$(1,568)	$585,046

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

As of June 30, 2021 the Company carried no allowance on available for sale debt securities in accordance with ASU 2016-13.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at June 30, 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$6,765	$6,869
Over 1 year to 5 years	21,738	21,904
Over 5 years to 10 years	68,136	67,171
Over 10 years	181,172	187,666
Total bonds and obligations	277,811	283,610
Mortgage-backed securities	334,597	338,239
Total securities available for sale	$612,408	$621,849

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Gross gains on sales of available for sale securities	$50	$1,362	$50	$1,508
Gross losses on sales of available for sale securities	—	(11)	—	(22)
Net gains on sale of available for sale securities	$50	$1,351	$50	$1,486

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$1,879	$91,739	$237	$3,743	$2,116	$95,482
US Government agency	189	13,512	14	3,190	203	16,702
Private label	83	51,718	5	19	88	51,737
Obligations of states and political subdivisions thereof	272	35,808	—	—	272	35,808
Corporate bonds	16	6,984	844	16,406	860	23,390
Total securities available for sale	$2,439	$199,761	$1,100	$23,358	$3,539	$223,119

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$209	$40,285	$253	$4,323	$462	$44,608
US Government agency	45	6,776	71	3,297	116	10,073
Private label	—	—	141	19,514	141	19,514
Obligations of states and political subdivisions thereof	6	5,577	—	—	6	5,577
Corporate bonds	555	21,774	288	11,712	843	33,486
Total securities available for sale	$815	$74,412	$753	$38,846	$1,568	$113,258

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at June 30, 2021:

US Government-sponsored enterprises

44 out of the total 546 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.08% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

13 out of the total 157 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 0.31% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

17 of the total 33 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.12% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

9 of the total 140 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.15% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

6 out of the total 31 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.92% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

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

The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	June 30,	December 31,
(in thousands)	2021	2020
Commercial construction	$161,192	$117,882
Commercial real estate owner occupied	233,825	219,217
Commercial real estate non-owner occupied	713,889	716,776
Tax exempt	44,079	47,862
Commercial and industrial	370,074	355,684
Residential real estate	891,806	995,216
Home equity	90,440	100,096
Consumer other	10,255	10,152
Total loans	2,515,560	2,562,885
Allowance for credit losses	22,815	19,082
Net loans	$2,492,745	$2,543,803

Total unamortized net costs and premiums included in loan totals were as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Unamortized net loan origination costs	$3,336	$5,157
Unamortized net premium on purchased loans	(77)	(85)
Total unamortized net costs and premiums	$3,259	$5,072

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2021 and December 31, 2020, accrued interest receivable for loans totaled $12.1 million and $11.4 million, respectively, and is included in the “other assets” line item on the Company’s consolidated balance sheets.

The CARES Act and subsequent legislation established the Payroll Protection Program (PPP), administered directly by the Small Business Administration (SBA). The Company has participated in both 2020 and 2021 rounds of funding.  As of June 30, 2021 and December 31, 2020, the Company had 1,250 and 746 PPP loans outstanding, with an outstanding principal balance of $65.9 million and $53.8 million, respectively.  The increase reflects the 2021 round of funding of 1,233  PPP loans with and outstanding principal balance of $62.7 million.  The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs.  PPP loans are included in the commercial and industrial portfolio segment.

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

Consumer  other - Loans in this segment include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto loans, recreational equipment, overdraft protection or other consumer loans. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines, as applicable.

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

The Company’s activity in the allowance for credit losses for the periods ended are as follows:

	Three Months Ended June 30, 2021
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$1,792	$—	$—	$580	$2,372
Commercial real estate owner occupied	3,352	(108)	2	(694)	2,552
Commercial real estate non-owner occupied	5,902	—	—	(298)	5,604
Tax exempt	94	—	—	(3)	91
Commercial and industrial	5,040	(20)	13	192	5,225
Residential real estate	6,569	(21)	109	(588)	6,069
Home equity	823	(32)	36	(5)	822
Consumer other	81	(58)	6	51	80
Total	$23,653	$(239)	$166	$(765)	$22,815

	Six Months Ended June 30, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$334	$2,372
Commercial real estate owner occupied	1,783	708	(261)	2	320	2,552
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	(256)	5,604
Tax exempt	58	40	—	—	(7)	91
Commercial and industrial	3,137	2,996	(20)	14	(902)	5,225
Residential real estate	5,010	1,732	(61)	122	(734)	6,069
Home equity	285	603	(54)	47	(59)	822
Consumer other	121	(39)	(59)	7	50	80
Total	$19,082	$5,228	$(455)	$214	$(1,254)	$22,815

	Three Months Ended June 30, 2020
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$395	$—	$—	$137	$532
Commercial real estate owner occupied	1,486	—	—	38	1,524
Commercial real estate non-owner occupied	5,314	—	71	541	5,926
Tax exempt	57	—	—	7	64
Commercial and industrial	3,323	(160)	5	(112)	3,056
Residential real estate	4,291	(20)	—	720	4,991
Home equity	328	—	—	(10)	318
Consumer other	103	(40)	2	33	98
Total	$15,297	$(220)	$78	$1,354	$16,509

	Six Months Ended June 30, 2020
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$317	$—	$—	$215	$532
Commercial real estate owner occupied	2,368	—	—	(844)	1,524
Commercial real estate non-owner occupied	4,695	(825)	50	2,006	5,926
Tax exempt	67	—	—	(3)	64
Commercial and industrial	3,262	(375)	50	119	3,056
Residential real estate	4,213	(31)	10	799	4,991
Home equity	320	—	—	(2)	318
Consumer other	111	(200)	12	175	98
Total	$15,353	$(1,431)	$122	$2,465	$16,509

Unfunded Commitments

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Begininng Balance	$1,819	$359
Impact of CECL adoption	—	1,616
Provision for credit losses	102	(156)
Ending Balance	$1,921	$1,921

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Begininng Balance	$359	$314
Provision for credit losses	(40)	5
Ending Balance	$319	$319

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

The following tables present the Company’s loans by year of origination, loan segmentation and risk indicator as of June 30, 2021:

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$12,778	$68,262	$53,760	$26,392	$—	$—	$161,192
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$12,778	$68,262	$53,760	$26,392	$—	$—	$161,192

Commercial real estate owner occupied
Risk rating:
Pass	$4,866	$15,555	$35,811	$30,353	$20,769	$112,798	$220,152
Special mention	—	—	773	—	—	1,618	2,391
Substandard	—	—	—	261	261	10,397	10,919
Doubtful	—	—	—	188	—	175	363
Total	$4,866	$15,555	$36,584	$30,802	$21,030	$124,988	$233,825

Commercial real estate non-owner occupied
Risk rating:
Pass	$65,282	$148,198	$98,572	$41,971	$150,092	$204,405	$708,520
Special mention	—	—	—	—	—	1,472	1,472
Substandard	—	—	—	150	150	3,408	3,708
Doubtful	—	—	—	—	—	189	189
Total	$65,282	$148,198	$98,572	$42,121	$150,242	$209,474	$713,889

Tax exempt
Risk rating:
Pass	$833	$338	$1,125	$14,790	$5,463	$21,530	$44,079
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$833	$338	$1,125	$14,790	$5,463	$21,530	$44,079

Commercial and industrial
Risk rating:
Pass	$114,688	$59,804	$38,907	$17,769	$66,905	$51,081	$349,154
Special mention	345	259	806	702	215	1,105	3,432
Substandard	98	—	583	15,010	57	1,252	17,000
Doubtful	—	—	—	—	129	359	488
Total	$115,131	$60,063	$40,296	$33,481	$67,306	$53,797	$370,074

(continued)

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Residential real estate
Performing	$62,479	$130,710	$105,016	$78,567	$77,987	$428,092	$882,851
Nonperforming	—	—	—	580	271	8,104	8,955
Total	$62,479	$130,710	$105,016	$79,147	$78,258	$436,196	$891,806

Home equity
Performing	$5,888	$10,270	$10,912	$8,305	$7,203	$46,618	$89,196
Nonperforming	—	—	—	—	—	1,244	1,244
Total	$5,888	$10,270	$10,912	$8,305	$7,203	$47,862	$90,440

Consumer other
Performing	$2,673	$2,388	$1,265	$896	$369	$2,657	$10,248
Nonperforming	—	—	—	—	—	7	7
Total	$2,673	$2,388	$1,265	$896	$369	$2,664	$10,255

Total Loans	$269,930	$435,784	$347,530	$235,934	$329,871	$896,511	$2,515,560

The following table summarizes credit risk exposure indicators by portfolio segment, under the incurred loss methodology, as of the period indicated:

	December 31, 2020
	Commercial	Commercial	Residential
	Real Estate	and Industrial	Real Estate	Consumer	Total
Grade:
Pass	$1,053,773	$422,016	$—	$—	$1,475,789
Performing	—	—	914,749	112,190	1,026,939
Special mention	6,075	2,771	—	—	8,846
Substandard	22,267	15,180	—	—	37,447
Doubtful	2,265	1,100	—	—	3,365
Loss	1	2	—	—	3
Non-performing	—	—	9,142	1,354	10,496
Total	$1,084,381	$441,069	$923,891	$113,544	$2,562,885

Past Dues

The following is a summary of past due loans for the periods ended:

	June 30, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$161,192	$161,192
Commercial real estate owner occupied	573	8	71	652	233,173	233,825
Commercial real estate non-owner occupied	442	148	445	1,035	712,854	713,889
Tax exempt	—	—	—	—	44,079	44,079
Commercial and industrial	—	47	205	252	369,822	370,074
Residential real estate	300	926	3,891	5,117	886,689	891,806
Home equity	475	259	151	885	89,555	90,440
Consumer other	21	1	—	22	10,233	10,255
Total	$1,811	$1,389	$4,763	$7,963	$2,507,597	$2,515,560

	December 31, 2020
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$74	$—	$1	$75	$117,807	$117,882
Commercial real estate owner occupied	1,309	464	438	2,211	217,006	219,217
Commercial real estate non-owner occupied	503	674	624	1,801	714,975	716,776
Tax exempt	—	—	—	—	47,862	47,862
Commercial and industrial	161	—	193	354	355,330	355,684
Residential real estate	9,178	2,511	3,200	14,889	980,327	995,216
Home equity	1,062	614	375	2,051	98,045	100,096
Consumer other	20	—	2	22	10,130	10,152
Total	$12,307	$4,263	$4,833	$21,403	$2,541,482	$2,562,885

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	June 30, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	1,316	917	—
Commercial real estate non-owner occupied	1,105	845	—
Tax exempt	—	—	—
Commercial and industrial	952	583	—
Residential real estate	8,955	3,594	449
Home equity	1,244	326	24
Consumer other	7	—	—
Total	$13,579	$6,265	$473

	December 31, 2020
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$258	$—	$—
Commercial real estate owner occupied	2,400	929	—
Commercial real estate non-owner occupied	383	118	—
Tax exempt	—	—	—
Commercial and industrial	1,223	1,065	—
Residential real estate	5,883	4,948	—
Home equity	1,345	1,346	267
Consumer other	58	58	—
Total	$11,550	$8,464	$267

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	June 30, 2021		December 31, 2020
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$259	$—
Commercial real estate owner occupied	1,316	—	3,441	—
Commercial real estate non-owner occupied	1,105	—	383	—
Tax exempt	—	—	—	—
Commercial and industrial	551	401	625	607
Residential real estate	8,955	—	7,432	—
Home equity	1,244	—	1,493	—
Consumer other	7	—	60	—
Total	$13,178	$401	$13,693	$607

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

The following tables include the recorded investment and number of modifications identified during the periods ended. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. There were no modifications qualifying as TDR’s for the three and six months ended June 30, 2021 and no modifications qualifying as TDR’s for the three months ended June 30, 2020.

	Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial construction	—	$—	$—	$—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	1	54	252	—
Tax exempt	—	—	—	—
Commercial and industrial	3	41	196	—
Residential real estate	—	—	—	—
Home equity	1	26	25	—
Consumer other	1	9	9	—
Total	6	$130	$482	$—

The following tables summarize the types of loan concessions made for the periods presented:

	June 30, 2021		June 30, 2020
		Post-Modification		Post-Modification
	Number of	Outstanding	Number of	Outstanding
(in thousands)	Modifications	Balance	Modifications	Balance
Interest rate, forbearance and maturity concession	—	$—	4	$448
Forbearance and interest only payments	—	—	1	25
Maturity concession	—	—	1	9
Total	—	$—	6	$482

For the three months ended June 30, 2021 there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

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

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of June 30, 2021 and December 31, 2020 totaled $1.1 million and $917 thousand, respectively.

Mortgage Banking

The Company had identified and designated loans with an unpaid principal balance of $7.9 million and $24.0 million as residential loans held for sale at June 30, 2021 and December 31, 2020, respectively.  The interest rate exposure on loans held for sale are mitigated through forward delivery commitments with certain approved secondary market investors. Forward delivery commitments were $14.6 million, and $50.6 million, respectively.  Refer to Note 8 for further discussion of the Company's forward delivery commitments.

For the periods ended June 30, 2021 and December 31, 2020, the Company sold $56.1 million and $70.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $2.9 million and $2.2 million, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at June 30, 2021 and December 31, 2020 are summarized, as follows:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$80,000	0.39%	$65,676	1.19%
Other borrowings	17,389	0.13	27,779	0.15
Total short-term borrowings	97,389	0.19	93,455	0.44
Long-term borrowings
Advances from the FHLB	182,602	1.73	182,607	1.73
Subordinated borrowings	60,042	4.41	59,961	4.34
Total long-term borrowings	242,644	2.39	242,568	2.37
Total	$340,033	1.13%	$336,023	1.41%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2021 and December 31, 2020.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At June 30, 2021, the Company’s available secured line of credit at the FRB was $74.3 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no outstanding advances with the FRB for the periods ended June 30, 2021 December 31, 2020.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of June 30, 2021 and December 31, 2020. There was no outstanding balance on the line of credit as of June 30, 2021 and December 31, 2020.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at June 30, 2021 include callable advances of $20.0 million and amortizing advances of $302 thousand. The advances outstanding at December 31, 2020 included $20.0 million of callable advances and $307 million of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2021 is, as follows:

	June 30, 2021
		Weighted Average
(in thousands, except rates)	Amount	Rate
2021	$80,000	0.39%
2022	75,000	1.87
2023	80,000	1.77
2024	7,300	1.16
2025	20,000	1.21
2026 and thereafter	302	2.58
Total FHLB advances	$262,602	1.32%

On November 26, 2019, the Company executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.625% through December 1, 2024 payable semi-annually in arrears. From December 1,

2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. Netted with subordinated borrowings is amortized subordinated debt issuance costs of $578 thousand as of June 30, 2021 and issuance costs of $659 thousand net of amortization as of December 31, 2020.

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

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2021	December 31, 2020
Time less than $100,000	$203,004	$325,646
Time $100,000 through $250,000	194,247	278,940
Time $250,000 or more	73,507	93,775
Total	$470,758	$698,361

At June 30, 2021 and December 31, 2020, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2021	December 31, 2020
Within 1 year	$361,912	$574,007
Over 1 year to 2 years	58,910	61,584
Over 2 years to 3 years	32,910	41,145
Over 3 years to 4 years	10,074	12,875
Over 4 years to 5 years	6,870	8,728
Over 5 years	82	22
Total	$470,758	$698,361

Included in time deposits are brokered deposits of $31.4 million and $193.7 million at June 30, 2021 and December 31, 2020, respectively. Also included in time deposits are reciprocal deposits of $185.0 million and $125.0 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

		Regulatory		Regulatory
	June 30,	Minimum to be	December 31,	Minimum to be
	2021	"Well-Capitalized"	2020	"Well-Capitalized"
Company (consolidated)
Total capital to risk-weighted assets	13.95%	10.50%	13.56%	10.50%
Common equity tier 1 capital to risk-weighted assets	10.72	7.00	10.49	7.00
Tier 1 capital to risk-weighted assets	11.51	8.50	11.28	8.50
Tier 1 capital to average assets	8.36	5.00	8.12	5.00

Bank
Total capital to risk-weighted assets	13.78%	10.50%	13.27%	10.50%
Common equity tier 1 capital to risk-weighted assets	12.86	7.00	12.52	7.00
Tier 1 capital to risk-weighted assets	12.86	8.50	12.52	8.50
Tier 1 capital to average assets	9.34	5.00	9.02	5.00

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

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income is, as follows:

(in thousands)	June 30, 2021	December 31, 2020
Accumulated other comprehensive income, before tax:
Net unrealized gain on AFS securities	$9,441	$13,069
Net unrealized gain on hedging derivatives	2,448	3,144
Net unrealized loss on post-retirement plans	(1,850)	(1,850)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(2,204)	(3,046)
Net unrealized gain on hedging derivatives	(573)	(733)
Net unrealized loss on post-retirement plans	432	432
Accumulated other comprehensive income	$7,694	$11,016

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2021
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$3,607	$(842)	$2,765
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized gain on AFS securities	3,557	(830)	2,727

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	1,963	(460)	1,503
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	1,963	(460)	1,503

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$5,520	$(1,290)	$4,230

Three Months Ended June 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$3,772	$(891)	$2,881
Less: reclassification adjustment for gains (losses) realized in net income	1,351	(322)	1,029
Net unrealized gain on AFS securities	2,421	(569)	1,852

Net unrealized gain on derivative hedgess:
Net unrealized gain arising during the period	626	(147)	479
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow derivative hedges	626	(147)	479

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$3,047	$(716)	$2,331

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(3,578)	$830	$(2,748)
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized loss on AFS securities	(3,628)	842	(2,786)

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	(696)	160	(536)
Less: reclassification adjustment for (losses) gains realized in net income	—	—	—
Net unrealized loss on derivative hedges	(696)	160	(536)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$(4,324)	$1,002	$(3,322)

Six Months Ended June 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,148	$(2,064)	$7,084
Less: reclassification adjustment for gains realized in net income	1,486	(355)	1,131
Net unrealized gain on AFS securities	7,662	(1,709)	5,953

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(1,639)	296	(1,343)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,639)	296	(1,343)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income	$6,023	$(1,413)	$4,610

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and six months ended June 30, 2021 and 2020:

	Net unrealized	Net loss on	Net unrealized
	gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended June 30, 2021
Balance at beginning of period	$4,510	$372	$(1,418)	$3,464
Other comprehensive gain before reclassifications	2,765	1,503	—	4,268
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive income	2,727	1,503	—	4,230
Balance at end of period	$7,237	$1,875	$(1,418)	$7,694

Three Months Ended June 30, 2020
Balance at beginning of period	$9,560	$(2,213)	$(1,157)	$6,190
Other comprehensive gain before reclassifications	2,881	479	—	3,360
Less: amounts reclassified from accumulated other comprehensive income	1,029	—	—	1,029
Total other comprehensive income	1,852	479	—	2,331
Balance at end of period	$11,412	$(1,734)	$(1,157)	$8,521

Six Months Ended June 30, 2021
Balance at beginning of period	$10,023	$2,411	$(1,418)	$11,016
Other comprehensive loss before reclassifications	(2,748)	(536)	—	(3,284)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive loss	(2,786)	(536)	—	(3,322)
Balance at end of period	$7,237	$1,875	$(1,418)	$7,694

Six Months Ended June 30, 2020
Balance at beginning of period	$5,459	$(391)	$(1,157)	$3,911
Other comprehensive gain (loss) before reclassifications	7,084	(1,343)	—	5,741
Less: amounts reclassified from accumulated other comprehensive income	1,131	—	—	1,131
Total other comprehensive income (loss)	5,953	(1,343)	—	4,610
Less: amounts reclassified from accumulated other comprehensive income for ASU 2018-02	—	—	—	—
Balance at end of period	$11,412	$(1,734)	$(1,157)	$8,521

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2021	2020	2021	2020	Net Income is Presented
Net realized gains on AFS securities:
Before tax (1)	$50	$1,351	$50	$1,486	Non-interest income
Tax effect	(12)	(322)	(12)	(355)	Tax expense
Total reclassifications for the period	$38	$1,029	$38	$1,131
(a)	Net realized gains before tax include $50 thousand realized gains for the three and six months ended June 30, 2021. Net realized gains before tax include gross realized gains $1.4 million and realized losses of $11 thousand for the three months ended June 30, 2020 and gross realized gains of $1.5 million and realized losses of $22 thousand for the six months ended June 30, 2020.

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2021	2020	2021	2020
Net income	$9,025	$8,481	$18,505	$16,202

Average number of basic common shares outstanding	14,965,398	15,423,997	14,949,564	15,500,033
Plus: dilutive effect of stock options and awards outstanding	76,427	17,281	76,130	22,960
Average number of diluted common shares outstanding(1)	15,041,825	15,441,278	15,025,694	15,522,993

Earnings per share:
Basic	$0.60	$0.55	$1.24	$1.05
Diluted	$0.60	$0.55	$1.23	$1.04
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at June 30, 2021 and December 31, 2020:

	June 30, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.5	$(1,386)	Other liabilities
Interest rate swap on variable rate loans	50,000	4.7	10	Other assets
Total cash flow hedges	125,000		(1,376)

Fair value hedges:
Interest rate swap on securities	37,190	7.0	1,183	Other assets
Total fair value hedges	37,190		1,183

Economic hedges:
Forward sale commitments	14,635	0.1	(45)	Other liabilities
Customer Loan Swaps-MNA Counterparty	262,271	6.3	(10,845)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.4	(6,621)	Other liabilities
Customer Loan Swaps-Customer	381,556	6.6	17,466	Other assets
Total economic hedges	777,747		(45)

Non-hedging derivatives:
Interest rate lock commitments	10,464	0.1	25	Other assets
Total non-hedging derivatives	10,464		25

Total	$950,401		$(213)

	December 31, 2020
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	4.0	$(2,664)	Other liabilities
Total cash flow hedges	75,000		(2,664)

Fair value hedges:
Interest rate swap on securities	37,190	8.6	2,789	Other assets
Total fair value hedges	37,190		2,789

Economic hedges:
Forward sale commitments	50,629	0.2	(95)	Other liabilities
Customer Loan Swaps-MNA Counterparty	235,947	6.8	(15,938)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.9	(9,957)	Other liabilities
Customer Loan Swaps-Customer	355,232	7.1	25,895	Other assets
Total economic hedges	761,093		(95)

Non-hedging derivatives:
Interest rate lock commitments	3,320	0.1	22	Other assets
Total non-hedging derivatives	3,320		22

Total	$876,603		$52

As of June 30, 2021 and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
June 30, 2021
Interest rate swap on securities	Securities Available for Sale	$39,831	$2,641

December 31, 2020
Interest rate swap on securities	Securities Available for Sale	$40,209	$3,019

Information about derivative assets and liabilities for the three and six months ended June 30, 2021 and 2020, follows:

	Three Months Ended June 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,056)	Interest expense	$—	Interest expense	$(196)
Interest rate swap on variable rate loans	221	Interest income	—	Interest income	89
Total cash flow hedges	(835)		—		(107)

Fair value hedges:
Interest rate swap on securities	1,288	Interest income	—	Interest income	(140)
Total fair value hedges	1,288		—		(140)

Economic hedges:
Forward commitments	—	Other income	—	Other income	40
Total economic hedges	—		—		40

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other income	(20)
Total non-hedging derivatives	—		—		(20)

Total	$453		$—		$(227)

	Six Months Ended June 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(981)	Interest expense	$—	Interest expense	$(384)
Interest rate swap on variable rate loans	(1,246)	Interest income	—	Interest income	97
Total cash flow hedges	(2,227)		—		(287)

Fair value hedges:
Interest rate swap on securities	(1,525)	Interest income	—	Interest income	(276)
Total fair value hedges	(1,525)		—		(276)

Economic hedges:
Forward commitments	—	Other income	—	Other income	50
Total economic hedges	—		—		50

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other income	4
Total non-hedging derivatives	—		—		4

Total	$(3,752)		$—		$(509)

The Company expects approximately $323 thousand of losses (pre-tax) related to the Company’s cash flow hedges to be reclassified to earnings from AOCI over the next 12 months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2021.

	Three Months Ended June 30, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(644)	Interest expense	$—	Interest expense	$217
Total cash flow hedges	(644)		—		217

Fair value hedges:
Interest rate swap on securities	1,122	Interest income	—	Interest income	(23)
Total economic hedges	1,122		—		(23)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(54)
Total economic hedges	—		—		(54)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	(30)
Total non-hedging derivatives	—		—		(30)

Total	$478		$—		$110

	Six Months Ended June 30, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(4,588)	Interest expense	$—	Interest expense	$216
Total cash flow hedges	(4,588)		—		216

Fair value hedges:
Interest rate swap on securities	3,335	Interest income	—	Interest income	(41)
Total economic hedges	3,335		—		(41)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(43)
Total economic hedges	—		—		(43)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	4
Total non-hedging derivatives	—		—		4

Total	$(1,253)		$—		$136

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$23,191	$3,992	$2,603	$1,826	$9,505

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(196)	—
Interest rate swap on variable rate loans	89	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(140)	—	—	—

	Three Months Ended June 30, 2020
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$26,493	$4,942	$4,548	$2,297	$9,710

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	217	—
Interest rate swap on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(23)	—	—	—

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$47,396	7,971	$5,554	3,637	$19,753

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(384)	—
Interest rate swap on variable rate loans	97	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(276)	—	—	—

	Six Months Ended June 30, 2020
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$54,480	10,449	$10,568	5,208	$18,131

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	216	—
Interest rate swap on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(41)	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of June 30, 2021 the Company has two interest rate swaps on wholesale borrowings (the "SWAPS") to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements were entered in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered on April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays the Company interest on the three-month LIBOR rate. The Company designated the swaps as a cash flow hedge.

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

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $14.7 million with counterparties.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of June 30, 2021
Customer Loan Derivatives:
MNA counterparty	$(10,845)	$10,845	$14,700	$14,700
RPA counterparty	(6,621)	6,621	—	—
Total	$(17,466)	$17,466	$14,700	$14,700

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2020
Customer Loan Derivatives:
MNA counterparty	$(15,938)	$15,938	$23,450	$23,450
RPA counterparty	(9,957)	9,957	—	—
Total	$(25,895)	$25,895	$23,450	$23,450

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$198,361	$—	$198,361
US Government agency	—	66,343	—	66,343
Private label	—	73,535	—	73,535
Obligations of states and political subdivisions thereof	—	188,153	—	188,153
Corporate bonds	—	95,457	—	95,457
Derivative assets	—	18,659	25	18,684
Derivative liabilities	—	(18,852)	(45)	(18,897)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$212,390	$—	$212,390
US Government agency	—	85,632	—	85,632
Private label	—	19,709	—	19,709
Obligations of states and political subdivisions thereof	—	169,004	—	169,004
Corporate bonds	—	98,311	—	98,311
Derivative assets	—	28,684	22	28,706
Derivative liabilities	—	(28,559)	(95)	(28,654)

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2021:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended June 30, 2021
Balance at beginning of period	$46	$(85)
Realized gain recognized in non-interest income	(21)	40
Balance at end of period	$25	$(45)

Three Months Ended June 30, 2020
Balance at beginning of period	$93	$(73)
Realized gain recognized in non-interest income	(30)	(53)
Balance at end of period	$63	$(126)

Six Months Ended June 30, 2021
Balance at beginning of period	$22	$(95)
Realized loss recognized in non-interest income	3	50
Balance at end of period	$25	$(45)

Six Months Ended June 30, 2020
Balance at beginning of period	$59	$(84)
Realized loss recognized in non-interest income	4	(42)
Balance at end of period	$63	$(126)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

					Significant
	Fair Value	Fair Value			Unobservable
(in thousands, except ratios)	June 30, 2021	December 31, 2020	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$25	$22	Historical trend	Closing Ratio	90%
			Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(45)	(95)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	Pair-off contract price
Total	$(20)	$(73)

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	June 30, 2021	December 31, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Fair Value Measurement Date as of June 30, 2021
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$10,348	$8,746	$208	$(1,602)	June 2021
Capitalized servicing rights	4,731	3,605	(38)	(1,126)	June 2021
Premises held for sale	971	962	—	(9)	December 2020
Total	$16,050	$13,313	$170	$(2,737)

There are no liabilities measured at fair value on a non-recurring basis in 2021 and 2020.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value June 30, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$7,226	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,792

Individually evaluated loans	3,122	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$7 to $959

Capitalized servicing rights	4,731	Discounted cash flow	Constant prepayment rate (CPR)	15.14
			Discount rate	9.54

Premises held for sale	971	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$16,050
(b)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(c)	The carrying value of premises held for sale was $0.0 million as of June 30, 2021.

(in thousands, except ratios)	Fair Value Dec 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$6,128	Fair value of collateral-appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $1730

Individually evaluated loans	2,618	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$19 to $953

Capitalized servicing rights	3,605	Discounted cash flow	Constant prepayment rate (CPR)	18.53%
			Discount rate	10.05%

Premises held for sale	962	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$13,313
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2021 and December 31, 2020.

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

	June 30, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$173,718	$173,718	$173,718	$—	$—
Securities available for sale	621,849	621,849	—	621,849	—
FHLB stock	14,145	14,145	—	14,145	—
Loans held for sale	7,942	7,942	—	—	7,942
Net loans	2,492,745	2,472,108	—	—	2,472,108
Accrued interest receivable	3,381	3,381	—	3,381	—
Cash surrender value of bank-owned life insurance policies	78,886	78,886	—	78,886	—
Derivative assets	18,684	18,684	—	18,659	25

Financial Liabilities
Non-maturity deposits	$2,351,715	$2,326,202	$—	$2,326,202	$—
Time deposits	470,758	469,775	—	469,775	—
Securities sold under agreements to repurchase	17,389	17,389	—	17,389	—
FHLB advances	262,602	266,290	—	266,290	—
Subordinated borrowings	60,042	62,164	—	62,164	—
Derivative liabilities	18,897	18,897	—	18,852	45

	December 31, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$226,007	$226,007	$226,007	$—	$—
Securities available for sale	585,046	585,046	—	585,046	—
FHLB stock	14,036	14,036	—	14,036	—
Loans held for sale	23,988	24,163	—	—	24,163
Net loans	2,543,803	2,547,970	—	—	2,547,970
Accrued interest receivable	2,964	2,964	—	2,964	—
Cash surrender value of bank-owned life insurance policies	77,870	77,870	—	77,870	—
Derivative assets	28,706	28,706	—	28,684	22

Financial Liabilities
Non-maturity deposits	$2,207,854	$2,122,222	$—	$2,122,222	$—
Time deposits	698,361	694,700	—	694,700	—
Short-term other borrowings	27,779	27,779	—	27,779	—
FHLB advances	248,283	252,698	—	252,698	—
Subordinated borrowings	59,961	57,091	—	57,091	—
Derivative liabilities	28,654	28,654	—	28,559	95

NOTE 10.           REVENUE FROM CONTRACTS WITH CUSTOMER

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Major Products/Service Lines
Trust management fees	$3,474	$2,892	$6,649	$5,938
Financial services fees	327	267	818	590
Interchange fees	1,915	1,463	3,627	3,200
Customer deposit fees	1,130	789	2,179	1,899
Other customer service fees	212	187	421	452
Total	$7,058	$5,598	$13,694	$12,079

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,570	$2,620	$6,856	$5,892
Products and services transferred over time	3,488	2,978	6,838	6,187
Total	$7,058	$5,598	$13,694	$12,079

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	June 30, 2021	December 31, 2020
Balances from contracts with customers only:
Other Assets	$1,190	$1,121
Other Liabilities	2,545	2,785

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

The Company elected the following practical expedients in conjunction with implementation of ASC 842 as follows:

●	Package of practical expedients:
o	Lease classification as an operating lease under the prior standards is grandfathered.
o	Re-evaluation of embedded leases evaluated under the prior standards is not required.
o	No re-assessment of previously recorded initial direct lease costs.
●	Election to exclude short-term leases (i.e., leases with initial terms of twelve months or less), from capitalization on the consolidated balance sheets.

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities:

(in thousands)	Classification	June 30, 2021	December 31, 2020
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$9,773	$10,338

Lease Liabilities
Operating lease liabilities	Other liabilities	10,107	10,627

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

The following table presents the weighted average lease term and discount rate of the Company’s leases:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	8.80	9.26

Weighted-average discount rate
Operating leases	3.15%	3.15%

The following table represents lease costs, which includes prepaids and expenses and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease Costs
Operating lease cost	$322	$323	$642	$644
Variable lease cost	55	62	136	118
Total lease cost	$377	$385	$778	$762

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
June 30, 2022	$1,307
June 30, 2023	1,319
June 30, 2024	1,327
June 30, 2025	1,176
June 30, 2026	1,073
Thereafter	4,531
Total future minimum lease payments	10,733
Amounts representing interest	(626)
Present value of net future minimum lease payments	$10,107

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

Shown below is a profile of the Company as of June 30, 2021:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
PER SHARE DATA
Net earnings, diluted	$0.60	$0.55	$1.23	$1.04
Adjusted earnings, diluted(1)	0.63	0.56	1.32	1.06
Total book value	27.76	26.56	27.76	26.56
Tangible book value(1)	19.30	18.18	19.30	18.18
Market price at period end	28.62	22.39	28.62	22.39
Dividends	0.24	0.22	0.46	0.44

PERFORMANCE RATIOS(2)
Return on assets	0.97%	0.90%	1.00%	0.86%
Adjusted return on assets(1)	1.01	0.91	1.07	0.87
Pre-tax, pre-provision return on assets	1.13	1.27	1.17	1.25
Adjusted pre-tax, pre-provision return on assets (1) (2)	1.18	1.29	1.27	2.97
Return on equity	8.76	8.40	9.10	8.02
Adjusted return on equity(1)	9.13	8.52	9.75	8.12
Adjusted return on tangible equity(1)	13.42	12.72	14.37	12.13
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.74	2.93	2.81	3.02
Adjusted net interest margin(1) (2) (5)	2.67	2.92	2.72	3.03
Efficiency ratio(1)	63.45	60.67	62.20	62.74

GROWTH (Year-to-date annualized)(1)
Total commercial loans	9%	33%	9%	33%
Total loans	(4)	5	(4)	5
Total deposits	(6)	(0)	(6)	(0)

FINANCIAL DATA (In millions)
Total assets	$3,640	$3,780	$3,640	$3,780
Total earning assets(4)	3,274	3,414	3,274	3,414
Total investments	636	662	636	662
Total loans	2,516	2,706	2,516	2,706
Allowance for loan losses	23	17	23	17
Total goodwill and intangible assets	127	128	127	128
Total deposits	2,822	2,695	2,822	2,695
Total shareholders' equity	416	404	416	404
Net income	9	8	19	16
Adjusted income(1)	9	9	20	16

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (annualized)/average loans	0.01%	0.02%	0.02%	0.10%
Allowance for credit losses/total loans	0.91	0.61	0.91	0.61
Loans/deposits	89	100	89	100
Shareholders' equity to total assets	11.42	10.69	11.42	10.69
Tangible shareholders' equity to tangible assets(1)	8.23	7.57	8.23	7.57
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.

(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying quarterly growth rates as of June 30, 2021 on an annualized basis:

LOAN ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Quarter To Date	Year To Date
Commercial real estate	$1,135,857	$1,118,669	$1,084,381	$1,045,635	$982,070	6%	9%
Commercial and industrial	327,729	317,500	323,864	324,647	340,898	13	2
Paycheck Protection Program (PPP)	65,918	77,878	53,774	131,537	131,626	(61)	45
Total commercial loans	1,529,504	1,514,047	1,462,019	1,501,819	1,454,594	4	9
Total commercial loans, excluding PPP	1,463,586	1,436,169	1,408,245	1,370,282	1,322,968	8	8

Residential real estate	822,774	868,084	923,891	1,021,206	1,083,708	(21)	(22)
Consumer	103,589	106,835	113,544	119,340	124,197	(12)	(18)
Tax exempt and other	59,693	62,098	63,431	66,326	66,918	(15)	(12)
Total loans	$2,515,560	$2,551,064	$2,562,885	$2,708,691	$2,729,417	(6)%	(4)%

DEPOSIT ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Quarter To Date	Year To Date
Demand	$599,598	$586,487	$544,636	$515,064	$504,325	9%	20%
NOW	802,681	761,817	738,849	706,048	642,908	21	17
Savings	578,361	560,095	521,638	511,938	466,668	13	22
Money market	371,075	365,507	402,731	388,356	402,835	6	(16)
Total non-maturity deposits	2,351,715	2,273,906	2,207,854	2,121,406	2,016,736	14	13
Total time deposits	470,758	638,436	698,361	813,509	678,126	*	(65)
Total deposits	$2,822,473	$2,912,342	$2,906,215	$2,934,915	$2,694,862	(12)%	(6)%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2021			2020
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Interest-bearing deposits with other banks(4)	$228,825	$54	0.09%	$71,067	$14	0.08%
Securities available for sale and FHLB stock(2)(3)	635,978	4,217	2.66	648,185	5,247	3.26
Loans:
Commercial real estate	1,122,831	9,921	3.54	952,264	9,720	4.11
Commercial and industrial	378,634	3,394	3.60	417,620	4,285	4.13
Paycheck protection program	76,701	1,064	5.56	104,740	869	3.34
Residential	850,119	8,063	3.80	1,117,608	10,591	3.81
Consumer	104,851	900	3.44	126,413	1,199	3.81
Total loans (1)	2,533,136	23,342	3.70	2,718,645	26,664	3.94
Total earning assets	3,397,939	27,613	3.26%	3,437,897	31,925	3.73%
Other assets	348,153			369,224
Total assets	$3,746,092			$3,807,121

Liabilities
NOW	$781,836	$237	0.12%	$611,860	$213	0.14%
Savings	568,193	138	0.10	450,621	172	0.15
Money market	368,826	112	0.12	411,232	414	0.40
Time deposits	619,454	2,116	1.37	776,042	3,750	1.94
Total interest bearing deposits	2,338,309	2,603	0.45	2,249,755	4,549	0.81
Borrowings	345,896	1,826	2.12	612,538	2,297	1.51
Total interest bearing liabilities	2,684,205	4,429	0.66%	2,862,293	6,846	0.96%
Non-interest bearing demand deposits	591,982			472,688
Other liabilities	56,630			66,302
Total liabilities	3,332,817			3,401,283

Total shareholders' equity	413,275			405,838

Total liabilities and shareholders' equity	$3,746,092			$3,807,121

Net interest spread			2.60%			2.77%
Net interest margin (1)			2.74			2.93
Adjusted net interest margin(5)			2.67			2.92
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Income from interest-bearing deposits with other banks has been separated from securities and restated for prior periods to conform to the current period presentation.
(5)	Adjusted net interest margin excludes Paycheck Protection Program loans.

	Six Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-bearing deposits with other banks(4)	$200,333	$93	0.09%	$44,000	$63	0.74%
Securities available for sale and FHLB stock(2)(3)	624,866	8,438	2.72	655,123	11,011	2.98
Loans:
Commercial real estate	1,112,909	19,908	3.61	951,866	20,204	4.27
Commercial and industrial(3)	378,087	6,988	3.73	412,037	9,436	3.97
Paycheck protection program	70,925	2,368	6.73	65,813	869	2.66
Residential	880,174	16,571	3.80	1,125,863	21,500	3.84
Consumer	107,079	1,865	3.51	128,621	2,887	4.51
Total loans (1)	2,549,174	47,700	3.77	2,684,200	54,896	4.11
Total earning assets	3,374,373	56,231	3.36%	3,383,323	65,970	3.97%
Other assets	353,303			403,104
Total assets	$3,727,676			$3,786,427

Liabilities
NOW	$768,616	$488	0.13%	$596,409	$778	0.26%
Savings	556,146	307	0.11	433,693	430	0.20
Money market	373,512	239	0.13	394,036	1,348	0.69
Time deposits	637,193	4,521	1.43	827,556	8,013	1.95
Total interest bearing deposits	2,335,467	5,555	0.48	2,251,694	10,569	0.94
Borrowings	342,854	3,637	2.14	579,785	5,208	1.81
Total interest bearing liabilities	2,678,321	9,192	0.69%	2,831,479	15,777	1.12%
Non-interest bearing demand deposits	573,659			491,950
Other liabilities	65,656			56,936
Total liabilities	3,317,636			3,380,365

Total shareholders' equity	410,040			406,062

Total liabilities and shareholders' equity	$3,727,676			$3,786,427

Net interest spread			2.67%			2.85%
Net interest margin			2.81			3.02
Adjusted net interest margin(5)			2.73			3.03
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Income from interest-bearing deposits with other banks has been separated from securities and restated for prior periods to conform to the current period presentation.
(5)	Adjusted net interest margin excludes Paycheck Protection Program loans.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Calculations	2021	2020	2021	2020
Net income		$9,025	$8,481	$18,505	$16,202
Non-recurring items:
Gain on sale of securities, net		(50)	(1,351)	(50)	(1,486)
Loss (gain) on sale of premises and equipment, net		1	(2)	9	90
Loss on other real estate owned		—	—	324	31
Loss on debt extinguishment		—	1,351	—	1,351
Acquisition, conversion and other expenses		552	158	1,441	261
Income tax expense (1)		(119)	(37)	(409)	(59)
Total non-recurring items		384	119	1,315	188
Total adjusted income(2)	(A)	$9,409	$8,600	$19,820	$16,390

Net interest income	(B)	$22,754	$24,590	$46,176	$49,153
Plus: Non-interest income		9,505	9,710	19,753	18,131
Total Revenue		32,259	34,300	65,929	67,284
Gain on sale of securities, net		(50)	(1,351)	(50)	(1,486)
Total adjusted revenue(2)	(C)	$32,209	$32,949	$65,879	$65,798

Total non-interest expense		$21,724	$22,266	$44,215	$44,625
Non-recurring expenses:
(Loss) gain on sale of premises and equipment, net		(1)	2	(9)	(90)
Loss on other real estate owned		—	—	(324)	(31)
Loss on debt extinguishment		—	(1,351)	—	(1,351)
Acquisition, conversion and other expenses		(552)	(158)	(1,441)	(261)
Total non-recurring expenses		(553)	(1,507)	(1,774)	(1,733)
Adjusted non-interest expense(2)	(D)	$21,171	$20,759	$42,441	$42,892

Total revenue		32,259	34,300	65,929	67,284
Total non-interest expense		21,724	22,266	44,215	44,625
Pre-tax, pre-provision net revenue		$10,535	$12,034	$21,714	$22,659

Adjusted revenue(2)		32,209	32,949	65,879	65,798
Adjusted non-interest expense(2)		21,171	20,759	42,441	42,892
Adjusted pre-tax, pre-provision net revenue(2)		$11,038	$12,190	$23,438	$22,906

(in millions)
Average earning assets	(E)	$3,398	$3,438	$3,374	$3,339
Average paycheck protection program (PPP) loans	(R)	77	105	71	66
Average earning assets, excluding PPP loans	(S)	3,321	3,333	3,303	3,273
Average assets	(F)	3,746	3,807	3,728	3,786
Average shareholders' equity	(G)	413	406	410	406
Average tangible shareholders' equity(2)(3)	(H)	287	278	283	278
Tangible shareholders' equity, period-end(2)(3)	(I)	289	277	289	277
Tangible assets, period-end(2)(3)	(J)	3,513	3,653	3,513	3,653

		Three Months Ended June 30,		Six Months Ended June 30,
	Calculations	2021	2020	2021	2020
(in thousands)
Common shares outstanding, period-end	(K)	14,972	15,214	14,972	15,214
Average diluted shares outstanding	(L)	15,042	15,441	15,026	15,523

Adjusted earnings per share, diluted(2)	(A/L)	$0.63	$0.56	$1.32	$1.06
Tangible book value per share, period-end(2)	(I/K)	19.30	18.18	19.30	18.18
Securities adjustment, net of tax(1)(4)	(M)	7,237	11,412	7,237	11,412
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	18.81	17.43	18.81	17.43
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.23	7.57	8.23	7.57

Performance ratios(5)
Return on assets		0.97%	0.90	1.00%	0.86
Adjusted return on assets(2)	(A/F)	1.01	0.91	1.07	0.87
Pre-tax, pre-provision return on assets		1.13	1.27	1.17	1.25
Adjusted pre-tax, pre-provision return on assets (2)	(U/F)	1.18	1.29	1.27	2.98
Return on equity		8.76	8.40	9.10	8.02
Adjusted return on equity(2)	(A/G)	9.13	8.52	9.75	8.12
Adjusted return on tangible equity(1)(2)	(A+Q)/H	13.42	12.55	13.44	12.13
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	63.45	60.67	62.20	62.74
Net interest margin	(B+P)/E	2.74	2.93	2.81	3.02
Adjusted net interest margin(2)(7)	(B+P-T)/S	2.67	2.92	2.73	3.03

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$586	$646	$1,181	$1,365
Franchise taxes included in non-interest expense	(O)	128	120	253	239
Tax equivalent adjustment for net interest margin	(P)	430	490	863	1,041
Intangible amortization	(Q)	233	256	474	512
Interest and fees on PPP loans	(T)	1,064	869	2,368	869
(1)	Assumes a marginal tax rate of 23.71% in the first and second quarter of 2021 and fourth quarter of 2020 and 23.87% for the first three quarters of 2020.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(7)	Adjusted net interest margin excludes Paycheck Protection Program loans.

FINANCIAL SUMMARY

Bar Harbor Bankshares reported second quarter 2021 net income of $9.0 million or $0.60 per share from $8.5 million or $0.55 per share in the same quarter of 2020, an increase of 9% in earnings per share.  For the same periods adjusted earnings (non-GAAP) were $9.4 million, or $0.63 per share, compared to $8.6 million, or $0.56 per share.  Non-recurring items (non-GAAP) reduced net income in the second quarter 2021 by $384 thousand, or $0.03 per share.

Financial highlights for the second quarter include the following, as compared to the second quarter of 2020 unless otherwise noted:

●	9% growth in earnings per share, 13% growth in adjusted earnings (non-GAAP)
●	0.97% return on assets; 1.01% adjusted return on assets (non-GAAP)
●	8% annualized total commercial loan growth, excluding paycheck protection program (“PPP”) loans
●	14% annualized increase in core deposits
●	13% increase in fee income

The Company had core earnings growth of 12% and adjusted return on assets of 1.01%.  Profitability increased with higher fee income driven from growth in core deposits and assets under management.  Customer service income also returned to pre-pandemic levels suggesting a meaningful recovery in regional activity.  The 8% annualized growth in commercial loans during the second quarter 2021, excluding PPP loans, reflects the Company’s commitment to meeting the needs of existing customers and developing new relationships as it navigates past PPP loan activities.  The Company’s Retail and Commercial loan teams continue to generate new core deposit accounts, especially in non-interest bearing categories.  More than 1,000 new banking relationships were created in the second quarter highlighting both existing customer retention efforts and new customer initiatives.  With the increase in mortgage rates in the beginning of the quarter 2021, the Company chose to selectively add residential loans to the balance sheet, which helped to offset amortization and prepayments.

The Company continued to organically grow capital levels expanding tangible equity to tangible assets (non-GAAP) to 8.23% while maintaining exceptional credit quality.  All credit metrics remain strong and further improved in the second quarter, primarily marked by lower past dues, minimal net charge-offs and improved coverage ratios.  Risk ratings in the second quarter 2021 continue to migrate favorably across most loan categories.  The large majority of loan modification concessions made during the pandemic have resumed normal repayment schedules as of the end of the second quarter 2021.

Net interest margin (“NIM”) in the second quarter had substantially less PPP fee acceleration and included the effects of excess cash.  The Company had $105 million of wholesale deposits mature on the last day of the second quarter 2021, which will benefit its cost of funds going forward.  The quarterly trend in NIM is starting to level off, excluding non-recurring items noted above, as the Company continues to reduce wholesale borrowings and grows core deposits.  Excluding the effects of one-time items, second quarter NIM was 2.95% compared with the same adjusted metric of 2.86% in the first quarter 2021.  Given an overall asset sensitive balance sheet position and a more core-funded profile, the Company is well positioned for when rates start to increase.

The Company initiated a comprehensive review of non-interest expenses in the first quarter of 2021, which included an annual reduction to salary and benefits of more than $3.0 million along with cost savings associated with vendor contracts and process efficiencies.  Some of the identified savings reduced second quarter expense run-rates while other cost savings will be phased in depending on contract timelines. As business-as-usual activities continue to resume, the Company is also rolling out cost containment initiatives to absorb any potential increases associated with pandemic-delayed expenses.  In total, the Company evaluates profitability at each branch within its footprint taking into consideration the unique geography of Northern New England and customer needs.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2021 AND DECEMBER 31, 2020

Total assets were $3.6 billion at the end of the second quarter 2021 compared to $3.7 billion at year-end 2020.  The slight decrease of $86.1 million in the first half of 2021 is principally due to a $47.3 million decrease in total loans, $52.3 million decrease in cash, offset in part by a $36.9 million increase in securities.  Total liabilities decreased by $90.3 million to $3.2 billion at the end of the second quarter 2021, which included a $162.3 million decrease in brokered deposits, a $65.3 million decrease in retail time deposits and a $143.9 million increase in non-maturity deposits (core deposits).  The loan to deposit ratio was 89% at the end of the second quarter compared to 88% at year-end 2020.  Asset quality metrics remain strong with an allowance for credit losses to total loans ratio of 0.91% with a coverage ratio to non-accruing loans of 168%, up from 157% as of year-end 2020.  Tangible book value per share (non-GAAP) increased to $19.30 from $19.05 on strong earnings offset by decreases in unrealized securities gains and the impact of the CECL adoption in the first quarter 2021.

Cash

Total cash and cash equivalents at June 30, 2021 were $173.7 million, compared to $226.0 million at December 31, 2020.  Interest bearing deposits held with other banks totaled $132.3 million at quarter end and $198.4 million at year-end 2020 carrying a yield of 0.09% and 0.11% respectively.  The decrease in cash balances reflects strong growth in core deposits on relatively flat loan growth, which was more than offset by reductions to time deposits.

Securities

Securities totaled $636.0 million in the second quarter 2021 and $599.1 million at year-end 2020 representing 17% and 16% of total assets, respectively.  The increase in the first half of 2021 is due to securities purchases of $115.9 million to increase the Company’s average risk adjusted returns and increase duration on the portfolio. The purchases were offset by $79.0 million of sales, maturities, calls and pay-downs of amortizing securities.  Fair value adjustments increased the security portfolio by $9.4 million at the end of the second quarter 2021 and $13.1 million at year-end 2020.  Unrealized gains decreased during the first half of the year by the upward movement in the long-term treasury yield curve, which partially recovered in the second quarter.  The weighted average yield of the Company's securities portfolio was 2.88% as of June 30, 2021 compared to 2.96% at year-end 2020.  At the end of the second quarter 2021 securities held by the Company had an average life of 5.4 years and an effective duration of 4.6 years compared to 4.8 years and 4.3 years at the end of 2020, respectively.

Loans Held For Sale

Held for sale loans decreased to $7.9 million at June 30, 2021 from $24.0 million at December 31, 2020.  The Company sold $56.1 million of residential loan originations in the second quarter 2021 compared with $52.0 million in the same quarter of 2020.  Sales in the six month period of 2021 totaled $125.4 million and $69.8 million in comparable period of 2020.  The increase in sales is due to a greater focus on gains and servicing rights given current interest rates and credit risk.

Loans

Loan balances in the second quarter 2021 were $2.5 billion compared $2.6 billion at year-end 2020.  Commercial loans grew 8% on a year-to-date annualized basis, excluding PPP loans and included 76 new relationships developed during the second quarter.  Commercial real estate and commercial and industrial loans, excluding PPP increased 9% and 2% on a year-to-date annualized basis, respectively.  PPP loans totaled $65.9 million at quarter-end, consisting of $62.7 million from 2021 and $3.2 million from 2020, and were $53.8 million at year-end 2020.  COVID loan modifications totaled $19.0 million, down from $68.6 million at year-end, as 97% of modified loans have resumed normal payment schedules.  Total residential loans decreased $101.1 million in the first half of 2021, which includes $68.9 million of originations recorded on the balance sheet and $170.0 million of prepayments/amortization.

Allowance for Credit Losses

The allowance for credit losses (ACL) totaled $22.8 million at the end of the second quarter 2021 and $19.0 million at year-end 2020.  The increase is primarily due to the Company’s adoption of CECL as of January 1, 2021, which increased the ACL by $5.2 million and unfunded commitment reserves by $1.6 million.  Since adoption the ACL decreased due to stronger economic forecasts and lower reserves on specific loans offset by changes in loan mix.

Net charge offs totaled $241 thousand in the first half of 2021, or 0.01% of total average loans, compared to $1.3 million, or 0.05% of total average loans, for the same period of 2020.  Non-accruing loans were $13.6 million, or 0.54% of total loans, at the end of the second quarter 2021 and were $12.2 million or 0.48% of total loans at year-end 2020.  The ratio of past due loans to total loans improved to 0.15% of total loans, decreasing from 0.58% as of December 31, 2020.  Commercial past due loans totaled $1.9 million at quarter end, which is the lowest level since 2016 when the portfolio was approximately 36% of its current size.

Other Assets

Total other assets were $329.3 million at the end of the second quarter 2021 compared to $332.9 million as of December 31, 2020. The decrease is primarily from an $8.4 million decrease in the fair value in customer loan derivatives and $1.6 million decrease in the fair value hedge on securities offset by $2.6 million increase in deferred tax assets and $2.7 million in community limited partnership investments.

Deposits and Borrowings

Total deposits was $2.8 billion at the end of the second quarter 2021 compared to $2.9 billion at year-end 2020.  Non-maturity deposits increased $143.9 million over the first six months of 2021, or 13% on an annualized basis due to growth in new accounts with over 2,100 new customer relationships added.  Growth in core deposits during the first half of 2021 has allowed the Company to optimize its cost of funds by reducing wholesale funding as a percentage of total debt to 12% from 18% at year-end 2020.  Time deposits decreased $227.6 million to $470.8 million at quarter-end primarily from $162.3 million of brokered deposits reaching maturity, which were not replaced due to excess liquidity.  Retail time deposits decreased $65.3 million as customers moved funds to transactional accounts upon contractual maturity.  Total borrowings increased by $4.0 million primarily from a $50.0 million three-month advance replacing a three-month brokered deposit offset by $46.0 million in payments on matured and amortizing advances.  The average cost of deposits was 0.45% in the second quarter of 2021 compared to 0.61% in the fourth quarter 2020 and borrowing costs were 2.12% compared to 1.83% for the same periods.  The change in cost of funds reflects the attrition of balances on matured borrowings and time deposits.

Derivative Financial Instruments and Other Liabilities

The notional balance of derivative financial instruments increased to $950.4 million at the end of the second quarter 2021 from $876.6 million at year-end 2020.  The increase is principally due to a $50.0 million new hedge on variable rate loans tied to one-month LIBOR and $52.6 million increase in customer loan derivatives sold on commercial loans with matching hedges using national bank counterparties.  The net fair value of all derivatives was a liability of $213 thousand at the end of the second quarter 2021 compared to asset of $52 thousand at year-end 2020.  The reduction in derivative fair values reflects the rise in long-term interest rates.

Other liabilities totaled $61.6 million at the end of the second quarter 2021 compared to $72.2 million as of December 31, 2020.  The decrease primarily reflects the $8.4 million reduction in the fair value of customer loan derivatives and a $1.3 million decrease in the cash flow hedge on wholesale borrowings.

Equity

Total equity was $415.6 million, compared with $411.3 million at year-end 2020.  The Company’s book value per share was $27.76 as of June 30, 2021 compared with $27.58 at December 31, 2020.  Equity included net unrealized securities totaling $7.2 million at the end of the second quarter 2021 and $10.0 million at year-end 2020.  Equity was reduced by $5.2 million due to the Company’s CECL adoption in the first quarter 2021.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Summary

Net income in the second quarter 2021 was $9.0 million, or $0.60 per share, compared to $8.5 million, or $0.55 per share, in the same quarter of 2020.  Adjusted earnings totaled $9.4 million or $0.63 per share, compared to $8.6 million, or $0.56 per share, in the same quarter of 2020.  Net income benefited from higher fee income and a credit provision recapture in the quarter.  Non-recurring items (non-GAAP) reduced net income by $384 thousand and $119 thousand in second quarters of 2021 and 2020, respectively. The Company's return on assets ratio was 0.97% in the second quarter of 2021 and 0.90% in the same quarter of 2020.  Adjusted return on assets (non-GAAP) was 1.01% and 0.91% for the second quarters of 2021 and 2020, respectively.  The return on asset ratios improved on higher net income and lower average assets.

The Company reported first half 2021 net income of $18.5 million or $1.23 per diluted share, compared with $16.2 million or $1.04 per diluted share in the same period of 2020.  Adjusted earnings increased to $19.8 million, or $1.32 per diluted share compared with $16.4 million, or $1.06 per diluted share, for the respective periods. Non-recurring items (non-GAAP) in the first six months reduced net income by $1.3 million and $188 thousand in 2021 and 2020, respectively. The return on assets ratio during the first half of 2021 was 1.00% compared to 0.86% in the prior year and adjusted return on assets was 1.07% during the first half of 2021 and 0.87% in the same period of 2020.  These changes largely reflect the same factors and trends discussed above that drove second quarter net income and average assets.

Net Interest Income

Net interest income was $22.8 million in the second quarter 2021 compared with $24.6 million in the same quarter of 2020. Net interest margin was 2.74% compared to 2.93% in second quarter of 2020.  PPP loans contributed 7 basis points to NIM during the quarter as the majority of the remaining 2020 originations were forgiven.  Accretion on PPP loans originated in 2021 are not expected to materially affect NIM until loans are forgiven starting in the third quarter 2021.  Interest-bearing cash balances reduced NIM by 19 basis points.  The yield on earning assets totaled 3.26% compared to 3.73% in the second quarter 2020.  Costs of funds decreased to 0.66% from 0.96% in the second quarter 2020 on lower deposit rates and reductions to wholesale funding due to significant growth in core deposits.  Brokered deposits that matured during second quarter carried 9 basis points of the total funding cost.

For the first six months of 2021, net interest income was $46.2 million compared with $49.2 million in the same period of 2020.  The comparison of NIM and earning asset yields for the respective periods of 2021 and 2020 were 2.81% and 3.02%, and 3.36% and 3.97%.  The decrease is NIM and yield was driven by rate drops after the pandemic started in 2020 combined with growth in the Company’s interest-bearing cash balances.  PPP loan accretion in 2021 helped to offset interest rate compression.  Cost of funds in the first half of 2021 decreased to 0.69% from 1.12% in the same period of 2020.  Costs of interest-bearing deposits decreased in the first six months of 2021 to 0.48% compared to 0.94% in the same months of 2020.  These improvements were also due to a lower interest rate environment triggered by the pandemic along with reductions to wholesale funding and the Company’s continued efforts to optimize its balance sheet.

Provision for Credit Losses

The provision for credit losses (the “provision”) for the quarter was a benefit of $765 thousand, compared to an expense of $1.4 million in the second quarter of 2020.  For the first half of 2021, the provision was a benefit of $1.3 million compared to an expense of $2.5 million in the same period of 2020.  The benefits experienced in the periods of 2021 were allowance for credit loss recaptures due to improving economic forecasts and strong credit quality, offset in part by shifts in loan mix.

Non-Interest Income

Non-interest income in the second quarter 2021 was $9.5 million, compared to $9.7 million in the same quarter of 2020.  Excluding gain on sales of securities, non-interest income increased 13% on higher customer service fees, wealth management income, and gains on loan sales.  Customer service fees increased 34% from the second quarter of 2020 as customer transactions exceeded pre-pandemic levels.  Additionally, these fees benefited from the Company’s previously announced fee strategies implemented at the beginning of 2021.  Wealth management income increased 20% in the second quarter 2021 compared to the same quarter of 2020 as assets under management increased to $2.4 billion or 12%.  Mortgage banking activities continue to provide a significant amount of fee income, increasing to $1.6 million in the second quarter 2021 from $1.1 million in the same period of 2020.

Non-interest income for the first half of 2021 was $19.8 million compared to $18.1 million in the same period in 2020 and increased 18% excluding gain on sales of securities.  The increase reflects a 12% increase in customer service fees, 14% in wealth management income, and 161% increase in mortgage banking income; all of which were driven by the same reasons as the quarterly period.

Non-Interest Expense

Non-interest expense improved to $21.7 million in the second quarter 2021 from $22.3 million in the same quarter of 2020.  Salaries and benefits expense decreased 5% due to implementing workforce reduction programs at the beginning of the second quarter.  Non-recurring expense adjustments (non-GAAP) in the second quarter 2021 totaled $553 thousand and were mostly one-time reduction in workforce charges.  In the same quarter of 2020 non-recurring expenses totaled $1.5 million and included costs to consolidate our wealth management systems and a loss on debt extinguishment.

For the first six months of 2021, non-interest expense was $44.2 million and $44.6 million in the same period of 2020. The Company’s year-to-date efficiency ratio was 62.2% in 2021 compared to 62.7% in 2020 which reflects managements disciplined approach to expense management as revenue grows and the above noted expense initiatives. Non-recurring expenses (non-GAAP) in the first half of 2021 totaled $1.8 million and $1.7 million in the same period of 2020. In the first half of 2021these expenses mostly consisted of  workforce reduction charges and in 2020 primarily consisted of a loss on debt extinguishment.

Income Tax Expense

The second quarter effective tax rate decreased to 20.1% in 2021 compared with 20.6% in the same quarter of 2020, reflecting higher pre-tax income being offset by the proportional amounts of tax-advantaged revenue.

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

The Company’s liquidity position remains strong. During the quarter we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans.  At June 30, 2021, available same-day liquidity totaled approximately $1.2 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios.  The Company had unused borrowing capacity at the FHLB of $372.8 million, unused borrowing capacity at the Federal Reserve of $74.3 million and unused lines of credit totaling $51.0 million, in addition to over $200.0 million in unencumbered, liquid investment portfolio assets.

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

Management has identified the Company's most critical accounting policies as related to:

•	Allowance for Credit Losses
•	Income Taxes
•	Goodwill and Identifiable Intangible Assets
•	Fair Value of Financial Instruments

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

As of June 30, 2021 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in years 1 and 2 was modestly asset sensitive.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-2.1% versus the base case) while deteriorating further from that level over the two-year horizon (-11.4% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve over the one and two-year horizons (8.5% and 14.4%, respectively).

As compared to December 31, 2020, the year-one sensitivity in the down 100 basis points scenario was up slightly for the six months ended June 30, 2021 (-2.6% prior, versus -2.1% current). The year-two sensitivities in the down 100 basis points scenario were mostly unchanged going from -9.5% to -11.4%. In the year-one up 200 basis points scenario, results were again similar going from 7.7% to 8.5%. Year-two, up 200 basis points was down (18.4% prior, versus 14.4% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of June 30, 2021 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)On April 20, 2021, Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 747,000 shares.

The following table indicates that no shares were repurchased by the Company in the second quarter of 2021:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs(1)
April 1-30, 2021	—	$—	—	747,000
May 1-31, 2021	—	—	—	747,000
June 1-30, 2021	—	—	—	747,000
Total	—	$—	—	747,000

ITEM 5.           OTHER INFORMATION

Effective May 1, 2021, the Company entered into a separation agreement and general release with Richard B. Maltz in connection with the previously-announced retirement from his position as Executive Vice President, Chief Operating Officer & Chief Risk Officer.  Pursuant to the Separation Agreement, among other things, Mr. Maltz will receive a separation payment equal to $250,000, subject to applicable tax withholdings, 6 months of COBRA benefits and his existing equity awards will continue to vest pursuant to the original terms.

The foregoing summary of the Separation Agreement is qualified in its entirety by reference to the text of the Separation Agreement, which is being filed as Exhibit 10.1 to this report and is incorporated in this report by reference.

ITEM 6.           EXHIBITS

10.1*	Separation Agreement and General Release, effective as of May 1, 2021, among Bar Harbor Bankshares, Bar Harbor Bank & Trust and Richard B. Maltz	Exhibit 10.1 to Form 10-Q filed with the SEC on May 5, 2021

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104 *	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document). Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 3, 2021	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: August 3, 2021	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer