Form 10-Q
period 2021-09-30
BAR HARBOR BANKSHARES
filed 2021-11-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The Registrant had 14,986,786 shares of common stock, par value $2.00 per share, outstanding as of November 5, 2021.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

FORM 10-Q

Bar Harbor Bankshares conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the “Bank” and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this report to “the Company” "our company, "our," "us,"  and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$39,081	$27,566
Interest-bearing deposits with other banks	302,118	198,441
Total cash and cash equivalents	341,199	226,007

Securities:
Securities available for sale	545,327	585,046
Federal Home Loan Bank stock	10,192	14,036
Total securities	555,519	599,082

Loans held for sale	7,505	23,988

Total loans	2,534,154	2,562,885
Less: Allowance for credit losses	(22,448)	(19,082)
Net loans	2,511,706	2,543,803

Premises and equipment, net	50,070	52,458
Goodwill	119,477	119,477
Other intangible assets	6,966	7,670
Cash surrender value of bank-owned life insurance	79,380	77,870
Deferred tax assets, net(1)	5,811	3,047
Other assets(1)	60,712	70,873
Total assets(1)	$3,738,345	$3,724,275

Liabilities
Deposits:
Demand	$664,395	$544,636
NOW	888,021	738,849
Savings	605,977	521,638
Money market	379,651	402,731
Time	469,221	698,361
Total deposits	3,007,265	2,906,215

Borrowings:
Senior	190,267	276,062
Subordinated	60,083	59,961
Total borrowings	250,350	336,023

Other liabilities(1)	62,295	74,972
Total liabilities(1)	3,319,910	3,317,210

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at September 30, 2021 and December 31, 2020	32,857	32,857
Additional paid-in capital	190,892	190,084
Retained earnings	209,426	195,607
Accumulated other comprehensive income(1)	2,888	6,740
Less: 1,441,763 and 1,512,465 shares of treasury stock at September 30, 2021 and December 31, 2020, respectively	(17,628)	(18,223)
Total shareholders’ equity(1)	418,435	407,065
Total liabilities and shareholders’ equity(1)	$3,738,345	$3,724,275
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2021	2020	2021	2020
Interest and dividend income
Loans	$25,094	$25,918	$72,490	$80,398
Securities and other	3,821	4,557	11,792	15,006
Total interest and dividend income	28,915	30,475	84,282	95,404
Interest expense
Deposits	1,555	3,869	7,109	14,437
Borrowings	1,778	1,941	5,415	7,149
Total interest expense	3,333	5,810	12,524	21,586
Net interest income	25,582	24,665	71,758	73,818
Provision for credit losses	(174)	1,800	(1,428)	4,265
Net interest income after provision for loan losses	25,756	22,865	73,186	69,553

Non-interest income
Trust and investment management fee income	3,868	3,532	11,335	10,060
Customer service fees	3,515	2,886	9,742	8,437
Gain on sales of securities, net	1,930	—	1,980	1,486
Mortgage banking income	850	2,649	4,973	4,230
Bank-owned life insurance income	494	492	1,510	1,525
Customer derivative income	341	316	837	1,417
Other income	352	227	726	1,078
Total non-interest income	11,350	10,102	31,103	28,233

Non-interest expense
Salaries and employee benefits	11,743	11,809	35,275	35,602
Occupancy and equipment	4,029	4,279	12,251	12,559
Loss (gain) on sales of premises and equipment, net	(146)	—	(137)	90
Outside services	547	438	1,512	1,414
Professional services	491	479	1,200	1,488
Communication	188	215	707	698
Marketing	339	300	1,163	970
Amortization of intangible assets	233	256	707	768
Loss on debt extinguishment	1,768	—	1,768	1,351
Acquisition, conversion and other expenses	318	691	1,759	952
Other expenses	3,862	3,952	11,382	11,152
Total non-interest expense	23,372	22,419	67,587	67,044

Income before income taxes	13,734	10,548	36,702	30,742
Income tax expense	2,706	2,146	7,169	6,138
Net income	$11,028	$8,402	$29,533	$24,604

Earnings per share:
Basic	$0.74	$0.56	$1.97	$1.60
Diluted	$0.73	$0.56	$1.96	$1.60

Weighted average common shares outstanding:
Basic	14,983	15,079	14,961	15,359
Diluted	15,051	15,103	15,035	15,382

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income	$11,028	$8,402	$29,533	$24,604
Other comprehensive income, before tax:
Changes in unrealized (loss) gain on securities available for sale	(3,700)	351	(7,328)	7,922
Changes in unrealized (loss) gain on hedging derivatives(1)	(203)	1,302	2,311	(7,568)
Changes in unrealized loss on pension	—	—	—	—

Income taxes related to other comprehensive income:
Changes in unrealized loss (gain) on securities available for sale	861	(82)	1,703	(1,791)
Changes in unrealized loss (gain) on hedging derivatives(1)	48	(308)	(538)	1,776
Changes in unrealized loss on pension	—	—	—	—
Total other comprehensive (loss) income(1)	(2,994)	1,263	(3,852)	339
Total comprehensive income(1)	$8,034	$9,665	$25,681	$24,943

(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)(1)	stock	Total(1)
Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,792	$(4,677)	$396,288
Net income	—	—	16,202	—	—	16,202
Other comprehensive income	—	—	—	(924)	—	(924)
Cash dividends declared ($0.44 per share)	—	—	(6,819)	—	—	(6,819)
Treasury stock purchased (405,208 shares)	—	—	—	—	(7,467)	(7,467)
Net issuance (61,025 shares) to employee stock plans, including related tax effects	—	406	—	—	251	657
Recognition of stock based compensation	—	584	—	—	—	584
Balance at June 30, 2020	$32,857	$189,526	$185,163	$2,868	$(11,893)	$398,521
Net income	—	—	8,402	—	—	8,402
Other comprehensive income	—	—	—	1,263	—	1,263
Cash dividends declared ($0.22 per share)	—	—	(3,316)	—	—	(3,316)
Common stock purchased (297,658 shares)	—	—	—	—	(6,003)	(6,003)
Net issuance (12,275 shares) to employee stock plans, including related tax effects	—	(199)	—	—	224	25
Recognition of stock based compensation	—	279	—	—	—	279
Balance at September 30, 2020	$32,857	$189,606	$190,249	$4,131	$(17,672)	$399,171

Balance at December 31, 2020	$32,857	$190,084	$195,607	$6,740	$(18,223)	$407,065
Allowance for credit losses cumulative-effect adjustment - ASU 2016-13 (Note 1)	—	—	(5,242)	—	—	(5,242)
Net income	—	—	18,505	—	—	18,505
Other comprehensive loss	—	—	—	(858)	—	(858)
Cash dividends declared ($0.46 per share)	—	—	(6,876)	—	—	(6,876)
Net issuance (56,290 shares) to employee stock plans, including related tax effects	—	(280)	—	—	449	169
Recognition of stock based compensation	—	997	—	—	—	997
Balance at June 30, 2021	$32,857	$190,801	$201,994	$5,882	$(17,774)	$413,760
Net income	—	—	11,028	—	—	11,028
Other comprehensive income	—	—	—	(2,994)	—	(2,994)
Cash dividends declared ($0.24 per share)	—	—	(3,596)	—	—	(3,596)
Net issuance (14,412 shares) to employee stock plans, including related tax effects	—	(276)	—	—	146	(130)
Recognition of stock based compensation	—	367	—	—	—	367
Balance at September 30, 2021	$32,857	$190,892	$209,426	$2,888	$(17,628)	$418,435
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$29,533	$24,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,428)	4,265
Net amortization of securities	3,788	2,472
Change in unamortized net loan costs and premiums	(2,739)	1,923
Premises and equipment depreciation	3,466	3,571
Stock-based compensation expense	1,364	863
Accretion of purchase accounting entries, net	10	7
Amortization of other intangibles	704	768
Income from cash surrender value of bank-owned life insurance policies	(1,510)	(1,525)
Gain on sales of securities, net	(1,980)	(1,486)
Decrease (increase) in right-of-use lease assets	851	(578)
(Decrease) increase in lease liabilities	(786)	625
Loss on other real estate owned	—	366
(Gain) loss on premises and equipment, net	(137)	90
Net change in other assets and liabilities	(373)	(3,978)
Net cash provided by operating activities	30,763	31,987

Cash flows from investing activities:
Proceeds from sales of securities available for sale	54,388	87,521
Proceeds from maturities, calls and prepayments of securities available for sale	99,580	109,314
Purchases of securities available for sale	(123,335)	(131,107)
Net change in loans	47,519	(71,233)
Purchase of FHLB stock	(790)	(4,044)
Proceeds from sale of FHLB stock	4,634	10,748
Purchase of premises and equipment, net	(1,216)	(4,449)
Net investment in community limited partnerships	(1,112)	—
Acquisitions, net of cash acquired	—	(340)
Proceeds from sale of other real estate owned	—	(113)
Net cash provided by (used in) investing activities	79,668	(3,703)

Cash flows from financing activities:
Net change in deposits	101,050	239,164
Net change in short-term senior borrowings	9,324	(273,268)
Proceeds from long-term senior borrowings	—	273,342
Repayments of long-term senior borrowings	(89,018)	(71,187)
Net change in short-term other borrowings	(6,112)	(14,784)
Net change subordinated debt issuance costs	—	119
Exercise of stock options	39	682
Purchase of treasury and common stock	—	(13,470)
Cash dividends paid on common stock	(10,472)	(10,135)
Net cash provided by financing activities	4,811	130,463
(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net change in cash and cash equivalents	115,242	158,747
Cash and cash equivalents at beginning of year	226,007	56,910
Cash and cash equivalents at end of period	$341,249	$215,657

Supplemental cash flow information:
Interest paid	$13,052	$22,085
Income taxes paid, net	7,755	4,806

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,171
Liabilities acquired	—	(343)

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

A change in the allowance on AFS debt securities may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an AFS debt security is confirmed  based on the above described analysis.  As of September 30, 2021 and January 1, 2021 (i.e. ASU 2016-13 adoption), there was no allowance carried on the Company's AFS debt securities. Refer to Note 2 of the consolidated financial statements for further discussion.

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

The Company uses the discounted cash flow (DCF) method to estimate expected credit losses for all loan portfolio segments measured on a collective (pool) basis. For each loan segment, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, probability of default, and loss given default. The modeling of prepayment speeds is based on historical internal data.

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

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Specific instrument effective yields are calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value (NPV). An allowance is established for the difference between the instrument’s NPV and amortized cost basis.

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

Revision of Previously Issued Financial Statements

The Company has revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q related to errors. The revised amounts relate to derivatives that were incorrectly presented as assets instead of liabilities and related equity effects net of tax and the related effects on comprehensive income and shareholders’ equity.

The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of errors:

Consolidated Balance Sheets

December 31, 2020	As Reported	Adjustment	As Revised
Deferred tax assets, net	$1,745	$1,302	$3,047
Other assets	73,662	(2,789)	70,873
Total assets	$3,725,762	$(1,487)	$3,724,275

Other liabilities	$72,183	$2,789	$74,972
Total liabilities	3,314,421	2,789	3,317,210
Total shareholders' equity	411,341	(4,276)	407,065
Total liabilities and shareholders' equity	$3,725,762	$(1,487)	$3,724,275

Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended September 30, 2020	As Reported	Adjustment	As Revised
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on hedging derivatives	$805	$497	$1,302

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on hedging derivatives	(190)	(118)	(308)
Total other comphrensive income	884	379	1,263
Total comphrensive income	$9,286	$379	$9,665

Nine months ended September 30, 2020	As Reported	Adjustment	As Revised
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on hedging derivatives	$(833)	$(6,735)	$(7,568)

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on hedging derivatives	195	1,580	1,776
Total other comphrensive income	5,494	(5,155)	339
Total comphrensive income	$30,098	$(5,155)	$24,943

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

	As Reported	Adjustment	As Revised
Balance at December 31, 2019	$396,407	$(119)	$396,288
Beginning accumulated other comprehensive income	3,911	(119)	3,792
Other comprehensive income	4,610	(5,534)	(924)
Ending accumulated other comprehensive income	8,521	(5,653)	2,868

Balance at June 30, 2020	$404,174	$(5,653)	$398,521
Beginning accumulated other comprehensive income	8,521	(5,653)	2,868
Other comprehensive income	884	379	1,263
Ending accumulated other comprehensive income	9,405	(5,274)	4,131

Balance at September 30, 2020	$404,445	$(5,274)	$399,171

Balance at December 31, 2020	$411,341	$(4,276)	$407,065
Beginning accumulated other comprehensive income	11,016	(4,276)	6,740
Other comprehensive income	(3,322)	2,464	(858)
Ending accumulated other comprehensive income	7,694	(1,812)	5,882

Balance at June 30, 2021	$415,572	$(1,812)	$413,760

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates (ASU) that could have a material impact to the Company’s consolidated financial statements upon adoption:

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
Standards Not Yet Adopted
ASU 2020-04 Facilitation of the Effects of Reference Rate Reform, Topic 848, as amended in ASU 2021-01

This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). For instance, companies can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. A company that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Companies can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, companies can (3) make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform.

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

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$181,821	$3,386	$(1,939)	$183,268
US Government agency	53,475	1,470	(239)	54,706
Private label	62,843	185	(114)	62,914
Obligations of states and political subdivisions thereof	158,914	2,090	(827)	160,177
Corporate bonds	82,533	2,376	(647)	84,262
Total securities available for sale	$539,586	$9,507	$(3,766)	$545,327

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$206,834	$6,018	$(462)	$212,390
US Government agency	82,878	2,870	(116)	85,632
Private label	19,810	40	(141)	19,709
Obligations of states and political subdivisions thereof	164,766	4,244	(6)	169,004
Corporate bonds	97,689	1,465	(843)	98,311
Total securities available for sale	$571,977	$14,637	$(1,568)	$585,046

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

As of September 30, 2021 the Company carried no allowance on available for sale debt securities in accordance with ASU 2016-13.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at September 30, 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$11,755	$11,664
Over 1 year to 5 years	23,313	23,863
Over 5 years to 10 years	48,500	47,493
Over 10 years	157,879	161,419
Total bonds and obligations	241,447	244,439
Mortgage-backed securities	298,139	300,888
Total securities available for sale	$539,586	$545,327

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Gross gains on sales of available for sale securities	$1,980	$—	$2,030	$1,508
Gross losses on sales of available for sale securities	(50)	—	(50)	(22)
Net gains on sale of available for sale securities	$1,930	$—	$1,980	$1,486

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$1,408	$77,412	$531	$16,618	$1,939	$94,030
US Government agency	130	10,488	109	4,729	239	15,217
Private label	109	42,852	5	17	114	42,869
Obligations of states and political subdivisions thereof	827	48,355	—	—	827	48,355
Corporate bonds	14	2,486	633	11,617	647	14,103
Total securities available for sale	$2,488	$181,593	$1,278	$32,981	$3,766	$214,574

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$209	$40,285	$253	$4,323	$462	$44,608
US Government agency	45	6,776	71	3,297	116	10,073
Private label	—	—	141	19,514	141	19,514
Obligations of states and political subdivisions thereof	6	5,577	—	—	6	5,577
Corporate bonds	555	21,774	288	11,712	843	33,486
Total securities available for sale	$815	$74,412	$753	$38,846	$1,568	$113,258

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at September 30, 2021:

US Government-sponsored enterprises

49 out of the total 528 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.07% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of the Company’s US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

11 out of the total 150 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 0.45% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of the Company’s US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

14 of the total 31 securities in the Company’s portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.18% of the amortized cost of securities in unrealized loss positions. Based upon the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

12 of the total 119 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.52% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

4 out of the total 27 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.78% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

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

The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	September 30,	December 31,
(in thousands)	2021	2020
Commercial construction	$152,700	$117,882
Commercial real estate owner occupied	253,792	219,217
Commercial real estate non-owner occupied	733,353	716,776
Tax exempt	42,448	47,862
Commercial and industrial	336,989	355,684
Residential real estate	917,301	995,216
Home equity	88,002	100,096
Consumer other	9,569	10,152
Total loans	2,534,154	2,562,885
Allowance for credit losses	22,448	19,082
Net loans	$2,511,706	$2,543,803

Total unamortized net costs and premiums included in loan totals were as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Unamortized net loan origination costs	$4,015	$5,157
Unamortized net premium on purchased loans	(65)	(85)
Total unamortized net costs and premiums	$3,950	$5,072

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2021 and December 31, 2020, accrued interest receivable for loans totaled $8.7 million and $11.4 million, respectively, and is included in the “other assets” line item on the Company’s consolidated balance sheets.

The CARES Act and subsequent legislation established the Payroll Protection Program (PPP), administered directly by the Small Business Administration (SBA). The Company has participated in both 2020 and 2021 rounds of funding.  As of September 30, 2021 and December 31, 2020, the Company had 404 and 746 PPP loans outstanding, with an outstanding principal balance of $24.2 million and $53.8 million, respectively.  The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs.  PPP loans are included in the commercial and industrial portfolio segment.

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

The Company’s activity in the allowance for credit losses for the periods ended are as follows:

	Three Months Ended September 30, 2021
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,372	$—	$—	$(286)	$2,086
Commercial real estate owner occupied	2,552	(142)	72	237	2,719
Commercial real estate non-owner occupied	5,604	—	—	(22)	5,582
Tax exempt	91	—	—	(6)	85
Commercial and industrial	5,225	(24)	—	105	5,306
Residential real estate	6,069	(6)	19	(290)	5,792
Home equity	822	(49)	1	30	804
Consumer other	80	(65)	1	58	74
Total	$22,815	$(286)	$93	$(174)	$22,448

	Nine Months Ended September 30, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$48	$2,086
Commercial real estate owner occupied	1,783	708	(403)	72	559	2,719
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	(278)	5,582
Tax exempt	58	40	—	—	(13)	85
Commercial and industrial	3,137	2,996	(44)	14	(797)	5,306
Residential real estate	5,010	1,732	(67)	141	(1,024)	5,792
Home equity	285	603	(108)	48	(24)	804
Consumer other	121	(39)	(119)	10	101	74
Total	$19,082	$5,228	$(741)	$307	$(1,428)	$22,448

	Three Months Ended September 30, 2020
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$532	$—	$—	$185	$717
Commercial real estate owner occupied	1,524	—	—	370	1,894
Commercial real estate non-owner occupied	5,926	(266)	14	783	6,457
Tax exempt	64	—	—	4	68
Commercial and industrial	3,056	(24)	14	236	3,282
Residential real estate	4,991	—	1	86	5,078
Home equity	318	—	—	(4)	314
Consumer other	98	(149)	8	140	97
Total	$16,509	$(439)	$37	$1,800	$17,907

	Nine Months Ended September 30, 2020
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$317	$—	$—	$400	$717
Commercial real estate owner occupied	2,368	—	—	(474)	1,894
Commercial real estate non-owner occupied	4,695	(1,137)	109	2,790	6,457
Tax exempt	67	—	—	1	68
Commercial and industrial	3,262	(360)	25	355	3,282
Residential real estate	4,213	(32)	12	885	5,078
Home equity	320	—	—	(6)	314
Consumer other	111	(341)	13	314	97
Total	$15,353	$(1,870)	$159	$4,265	$17,907

Unfunded Commitments

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Begininng Balance	$1,921	$359
Impact of CECL adoption	—	1,616
Provision for credit losses	280	226
Ending Balance	$2,201	$2,201

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Begininng Balance	$319	$314
Provision for credit losses	2	7
Ending Balance	$321	$321

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

The following tables present the Company’s loans by year of origination, loan segmentation and risk indicator as of September 30, 2021:

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$22,192	$76,226	$44,453	$9,829	$—	$—	$152,700
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$22,192	$76,226	$44,453	$9,829	$—	$—	$152,700

Commercial real estate owner occupied
Risk rating:
Pass	$9,937	$16,003	$35,366	$47,026	$20,038	$110,663	$239,033
Special mention	—	—	767	—	—	3,125	3,892
Substandard	—	—	—	248	248	10,030	10,526
Doubtful	—	—	—	172	—	169	341
Total	$9,937	$16,003	$36,133	$47,446	$20,286	$123,987	$253,792

Commercial real estate non-owner occupied
Risk rating:
Pass	$101,706	$147,754	$90,963	$40,545	$147,197	$186,056	$714,221
Special mention	—	—	—	—	—	15,612	15,612
Substandard	—	—	—	131	131	3,086	3,348
Doubtful	—	—	—	—	—	172	172
Total	$101,706	$147,754	$90,963	$40,676	$147,328	$204,926	$733,353

Tax exempt
Risk rating:
Pass	$1,511	$604	$975	$14,453	$5,387	$19,518	$42,448
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,511	$604	$975	$14,453	$5,387	$19,518	$42,448

Commercial and industrial
Risk rating:
Pass	$104,179	$64,303	$36,010	$17,635	$35,407	$73,972	$331,506
Special mention	619	222	717	596	202	1,429	3,785
Substandard	98	—	549	14	50	677	1,388
Doubtful	—	—	—	—	122	188	310
Total	$104,896	$64,525	$37,276	$18,245	$35,781	$76,266	$336,989

(continued)

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Residential real estate
Performing	$143,071	$126,171	$95,942	$70,062	$69,486	$404,395	$909,127
Nonperforming	—	—	—	576	183	7,415	8,174
Total	$143,071	$126,171	$95,942	$70,638	$69,669	$411,810	$917,301

Home equity
Performing	$8,227	$10,946	$9,775	$7,647	$6,975	$43,133	$86,703
Nonperforming	—	—	—	—	—	1,299	1,299
Total	$8,227	$10,946	$9,775	$7,647	$6,975	$44,432	$88,002

Consumer other
Performing	$3,037	$1,942	$1,023	$803	$329	$2,429	$9,563
Nonperforming	—	—	—	—	—	6	6
Total	$3,037	$1,942	$1,023	$803	$329	$2,435	$9,569

Total Loans	$394,577	$444,171	$316,540	$209,737	$285,755	$883,374	$2,534,154

The following table summarizes credit risk exposure indicators by portfolio segment, under the incurred loss methodology, as of the period indicated:

	December 31, 2020
	Commercial	Commercial	Residential
	Real Estate	and Industrial	Real Estate	Consumer	Total
Grade:
Pass	$1,053,773	$422,016	$—	$—	$1,475,789
Performing	—	—	914,749	112,190	1,026,939
Special mention	6,075	2,771	—	—	8,846
Substandard	22,267	15,180	—	—	37,447
Doubtful	2,265	1,100	—	—	3,365
Loss	1	2	—	—	3
Non-performing	—	—	9,142	1,354	10,496
Total	$1,084,381	$441,069	$923,891	$113,544	$2,562,885

Past Dues

The following is a summary of past due loans for the periods ended:

	September 30, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$152,700	$152,700
Commercial real estate owner occupied	—	10	627	637	253,155	253,792
Commercial real estate non-owner occupied	314	—	117	431	732,922	733,353
Tax exempt	—	—	—	—	42,448	42,448
Commercial and industrial	44	35	313	392	336,597	336,989
Residential real estate	414	1,007	2,796	4,217	913,084	917,301
Home equity	344	95	62	501	87,501	88,002
Consumer other	32	2	—	34	9,535	9,569
Total	$1,148	$1,149	$3,915	$6,212	$2,527,942	$2,534,154

	December 31, 2020
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$74	$—	$1	$75	$117,807	$117,882
Commercial real estate owner occupied	1,309	464	438	2,211	217,006	219,217
Commercial real estate non-owner occupied	503	674	624	1,801	714,975	716,776
Tax exempt	—	—	—	—	47,862	47,862
Commercial and industrial	161	—	193	354	355,330	355,684
Residential real estate	9,178	2,511	3,200	14,889	980,327	995,216
Home equity	1,062	614	375	2,051	98,045	100,096
Consumer other	20	—	2	22	10,130	10,152
Total	$12,307	$4,263	$4,833	$21,403	$2,541,482	$2,562,885

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	September 30, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	1,184	808	366
Commercial real estate non-owner occupied	770	314	—
Tax exempt	—	—	—
Commercial and industrial	775	629	149
Residential real estate	8,174	3,217	105
Home equity	1,298	316	—
Consumer other	6	—	—
Total	$12,207	$5,284	$620

	December 31, 2020
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$258	$—	$—
Commercial real estate owner occupied	3,038	929	—
Commercial real estate non-owner occupied	383	118	—
Tax exempt	—	—	—
Commercial and industrial	1,223	1,065	—
Residential real estate	5,883	4,948	—
Home equity	1,345	1,346	267
Consumer other	58	58	—
Total	$12,188	$8,464	$267

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	September 30, 2021		December 31, 2020
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$259	$—
Commercial real estate owner occupied	1,184	—	3,441	—
Commercial real estate non-owner occupied	770	—	383	—
Tax exempt	—	—	—	—
Commercial and industrial	436	339	625	607
Residential real estate	8,174	—	7,432	—
Home equity	1,298	—	1,493	—
Consumer other	6	—	60	—
Total	$11,868	$339	$13,693	$607

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

The following tables include the recorded investment and number of modifications identified during the periods ended. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. There were no modifications qualifying as TDR’s for the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial and industrial	1	86	86	—
Total	1	$86	$86	$—

	Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial construction	—	$—	$—	$—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	1	54	247	—
Tax exempt	—	—	—	—
Commercial and industrial	4	127	248	—
Residential real estate	—	—	—	—
Home equity	1	26	24	—
Consumer other	1	9	9	—
Total	7	$216	$528	$—

The following tables summarize the types of loan concessions made for the periods presented:

	September 30, 2021		September 30, 2020
		Post-Modification		Post-Modification
	Number of	Outstanding	Number of	Outstanding
(in thousands)	Modifications	Balance	Modifications	Balance
Interest rate, forbearance and maturity concession	—	$—	4	$409
Forbearance and interest only payments	—	—	1	24
Maturity concession	—	—	2	95
Total	—	$—	7	$528

For the three months ended September 30, 2021 there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

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

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of September 30, 2021 and December 31, 2020 totaled $734 thousand and $917 thousand, respectively.

Mortgage Banking

The Company had identified and designated loans with an unpaid principal balance of $7.5 million and $24.0 million as residential loans held for sale at September 30, 2021 and December 31, 2020, respectively.  The interest rate exposure on loans held for sale are mitigated through forward delivery commitments with certain approved secondary market investors. Forward delivery commitments were $14.5 million, and $50.6 million, respectively.  Refer to Note 8 for further discussion of the Company's forward delivery commitments.

For the three months ended September 30, 2021 and 2020, the Company sold $28.5 million and $86.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $682 thousand and $2.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company sold $153.9 million and $156.0 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $3.6 million and $3.1 million, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at September 30, 2021 and December 31, 2020 are summarized, as follows:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$75,000	0.30%	$65,676	1.19%
Other borrowings	21,667	0.13	27,779	0.15
Total short-term borrowings	96,667	0.18	93,455	0.44
Long-term borrowings
Advances from the FHLB	93,600	1.57	182,607	1.73
Subordinated borrowings	60,083	4.34	59,961	4.34
Total long-term borrowings	153,683	2.65	242,568	2.37
Total	$250,350	1.06%	$336,023	1.41%

Short-term debt includes Federal Home Loan Bank of Boston (FHLB) advances with a maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2021 and December 31, 2020.

The Company has the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2021, the Company’s available secured line of credit at the FRB was $72.0 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no outstanding advances with the FRB for the periods ended September 30, 2021 and December 31, 2020.

The Company maintains, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of September 30, 2021 and December 31, 2020. There was no outstanding balance on the line of credit as of September 30, 2021 and December 31, 2020.

Long-term FHLB advances consist of advances with a maturity of more than one year. The advances outstanding at September 30, 2021 include callable advances of $20.0 million and amortizing advances of $300 thousand. The advances outstanding at December 31, 2020 included $20.0 million of callable advances and $307 million of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2021 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2021	$75,000	0.30%
2022	15,000	1.76
2023	51,000	1.71
2024	7,300	1.16
2025	20,000	1.21
2026 and thereafter	300	3.39
Total FHLB advances	$168,600	1.01%

On November 26, 2019, the Company executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.625% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-

month SOFR plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. Netted with subordinated borrowings is amortized subordinated debt issuance costs of $537 thousand as of September 30, 2021 and issuance costs of $659 thousand net of amortization as of December 31, 2020.

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

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2021	December 31, 2020
Time less than $100,000	$199,312	$325,646
Time $100,000 through $250,000	192,497	278,940
Time $250,000 or more	77,412	93,775
Total	$469,221	$698,361

At September 30, 2021 and December 31, 2020, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2021	December 31, 2020
Within 1 year	$362,774	$574,007
Over 1 year to 2 years	56,926	61,584
Over 2 years to 3 years	31,888	41,145
Over 3 years to 4 years	9,182	12,875
Over 4 years to 5 years	6,272	8,728
Over 5 years	2,179	22
Total	$469,221	$698,361

Included in time deposits are brokered deposits of $31.4 million and $193.7 million at September 30, 2021 and December 31, 2020, respectively. Also included in time deposits are reciprocal deposits of $238.5 million and $125.0 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

		Regulatory		Regulatory
	September 30,	Minimum to be	December 31,	Minimum to be
	2021	"Well-Capitalized"	2020	"Well-Capitalized"
Company (consolidated)
Total capital to risk-weighted assets(1)	14.12%	10.50%	13.57%	10.50%
Common equity tier 1 capital to risk-weighted assets(1)	10.92	7.00	10.49	7.00
Tier 1 capital to risk-weighted assets(1)	11.70	8.50	11.29	8.50
Tier 1 capital to average assets	8.54	5.00	8.12	5.00

Bank
Total capital to risk-weighted assets(1)	13.92%	10.50%	13.27%	10.50%
Common equity tier 1 capital to risk-weighted assets(1)	13.02	7.00	12.53	7.00
Tier 1 capital to risk-weighted assets(1)	13.02	8.50	12.52	8.50
Tier 1 capital to average assets	9.50	5.00	9.02	5.00
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

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

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income is, as follows:

(in thousands)	September 30, 2021	December 31, 2020
Accumulated other comprehensive income, before tax:
Net unrealized gain on AFS securities	$5,741	$13,069
Net unrealized gain on hedging derivatives(1)	(121)	(2,432)
Net unrealized loss on post-retirement plans	(1,850)	(1,850)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(1,343)	(3,046)
Net unrealized gain on hedging derivatives(1)	29	567
Net unrealized loss on post-retirement plans	432	432
Accumulated other comprehensive income(1)	$2,888	$6,740
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2021
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$(1,770)	$403	$(1,367)
Less: reclassification adjustment for gains (losses) realized in net income	1,930	(458)	1,472
Net unrealized gain on AFS securities	(3,700)	861	(2,839)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	(203)	48	(155)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	(203)	48	(155)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(3,903)	$909	$(2,994)

Three Months Ended September 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$351	$(82)	$269
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on AFS securities	351	(82)	269

Net unrealized gain on derivative hedgess:
Net unrealized gain arising during the period(1)	1,302	(308)	994
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow derivative hedges(1)	1,302	(308)	994

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income(1)	$1,653	$(390)	$1,263

(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(5,348)	$1,234	$(4,114)
Less: reclassification adjustment for gains (losses) realized in net income	1,980	(469)	1,511
Net unrealized loss on AFS securities	(7,328)	1,703	(5,625)

Net unrealized loss on derivative hedges:
Net unrealized loss arising during the period	2,311	(538)	1,773
Less: reclassification adjustment for (losses) gains realized in net income	—	—	—
Net unrealized loss on derivative hedges	2,311	(538)	1,773

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(5,017)	$1,165	$(3,852)

Nine Months Ended September 30, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,408	$(2,143)	$7,265
Less: reclassification adjustment for gains realized in net income	1,486	(352)	1,134
Net unrealized gain on AFS securities	7,922	(1,791)	6,131

Net unrealized loss on cash flow hedging derivatives:
Net unrealized loss arising during the period(1)	(7,568)	1,776	(5,792)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives(1)	(7,568)	1,776	(5,792)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	—	—	—
Other comprehensive income(1)	$354	$(15)	$339
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and nine months ended September 30, 2021 and 2020:

	Net unrealized	Net loss on	Net unrealized
	gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives(1)	plans	Total(1)
Three Months Ended September 30, 2021
Balance at beginning of period	$7,237	$63	$(1,418)	$5,882
Other comprehensive gain before reclassifications	(1,367)	(155)	—	(1,522)
Less: amounts reclassified from accumulated other comprehensive income	1,472	—	—	1,472
Total other comprehensive income	(2,839)	(155)	—	(2,994)
Balance at end of period	$4,398	$(92)	$(1,418)	$2,888

Three Months Ended September 30, 2020
Balance at beginning of period	$11,412	$(7,387)	$(1,157)	$2,868
Other comprehensive gain before reclassifications	269	994	—	1,263
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	269	994	—	1,263
Balance at end of period	$11,681	$(6,393)	$(1,157)	$4,131

Nine Months Ended September 30, 2021
Balance at beginning of period	$10,023	$(1,865)	$(1,418)	$6,740
Other comprehensive loss before reclassifications	(4,114)	1,773	—	(2,341)
Less: amounts reclassified from accumulated other comprehensive income	1,511	—	—	1,511
Total other comprehensive loss	(5,625)	1,773	—	(3,852)
Balance at end of period	$4,398	$(92)	$(1,418)	$2,888

Nine Months Ended September 30, 2020
Balance at beginning of period	$5,550	$(601)	$(1,157)	$3,792
Other comprehensive gain (loss) before reclassifications	7,265	(5,792)	—	1,473
Less: amounts reclassified from accumulated other comprehensive income	1,134	—	—	1,134
Total other comprehensive income (loss)	6,131	(5,792)	—	339
Balance at end of period	$11,681	$(6,393)	$(1,157)	$4,131
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2021	2020	2021	2020	Net Income is Presented
Net realized gains on AFS securities:
Before tax (1)	$1,930	$—	$1,980	$1,486	Non-interest income
Tax effect	(458)	—	(469)	(352)	Tax expense
Total reclassifications for the period	$1,472	$—	$1,511	$1,134
(a)	Net realized gains before tax include $1.9 million realized gains for the three months ended September 30, 2021 and $2.0 million for the nine months ended September 30, 2021 and gross realized losses of $50 thousand for both of the respective periods. There were no net realized gains or losses for the three months ended September 30, 2020. Net realized gains before tax include gross realized gains $1.5 million and realized losses of $22 thousand for the nine months ended September 30, 2020.

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2021	2020	2021	2020
Net income	$11,028	$8,402	$29,533	$24,604

Average number of basic common shares outstanding	14,982,766	15,079,413	14,960,753	15,358,803
Plus: dilutive effect of stock options and awards outstanding	67,990	23,421	73,829	23,063
Average number of diluted common shares outstanding(1)	15,050,756	15,102,834	15,034,582	15,381,866

Earnings per share:
Basic	$0.74	$0.56	$1.97	$1.60
Diluted	$0.73	$0.56	$1.96	$1.60
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The Company offers derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements (MNA) with financial institution counterparties or Risk Participation Agreements (RPA) with commercial bank counterparties, for which the Company assumes a pro rata share of the credit exposure associated with a borrower's performance related to the derivative contract with the counterparty.

The following tables present information about derivative assets and liabilities at September 30, 2021 and December 31, 2020:

	September 30, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.3	$(1,168)	Other liabilities
Interest rate swap on variable rate loans	50,000	4.5	(121)	Other liabilities
Total cash flow hedges	125,000		(1,289)

Fair value hedges:
Interest rate swap on securities	37,190	7.8	(841)	Other liabilities
Total fair value hedges	37,190		(841)

Economic hedges:
Forward sale commitments	14,533	0.1	(140)	Other liabilities
Customer Loan Swaps-MNA Counterparty	250,852	6.4	(10,258)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.1	(5,892)	Other liabilities
Customer Loan Swaps-Customer	370,137	6.6	16,150	Other assets
Total economic hedges	754,807		(140)

Non-hedging derivatives:
Interest rate lock commitments	12,885	0.1	47	Other assets
Total non-hedging derivatives	12,885		47

Total	$929,882		$(2,223)

	December 31, 2020
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	4.0	$(2,664)	Other liabilities
Total cash flow hedges	75,000		(2,664)

Fair value hedges:
Interest rate swap on securities(1)	37,190	8.6	(2,789)	Other liabilities
Total fair value hedges	37,190		(2,789)

Economic hedges:
Forward sale commitments	50,629	0.2	(95)	Other liabilities
Customer Loan Swaps-MNA Counterparty	235,947	6.8	(15,938)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.9	(9,957)	Other liabilities
Customer Loan Swaps-Customer	355,232	7.1	25,895	Other assets
Total economic hedges	761,093		(95)

Non-hedging derivatives:
Interest rate lock commitments	3,320	0.1	22	Other assets
Total non-hedging derivatives	3,320		22

Total	$876,603		$(5,526)
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statements.

As of September 30, 2021 and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
September 30, 2021
Interest rate swap on securities	Securities Available for Sale	$39,200	$2,010

December 31, 2020
Interest rate swap on securities	Securities Available for Sale	$40,209	$3,019

Information about derivative assets and liabilities for the three and nine months ended September 30, 2021 and December 31, 2020, follows:

	Three Months Ended September 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$167	Interest expense	$—	Interest expense	$(205)
Interest rate swap on variable rate loans	(101)	Interest income	—	Interest income	92
Total cash flow hedges	66		—		(113)

Fair value hedges:
Interest rate swap on securities	(221)	Interest income	—	Interest income	(144)
Total fair value hedges	(221)		—		(144)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(96)
Total economic hedges	—		—		(96)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other income	22
Total non-hedging derivatives	—		—		22

Total	$(155)		$—		$(331)

	Nine Months Ended September 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$1,148	Interest expense	$—	Interest expense	$(589)
Interest rate swap on variable rate loans	(93)	Interest income	—	Interest income	189
Total cash flow hedges	1,055		—		(400)

Fair value hedges:
Interest rate swap on securities	720	Interest income	—	Interest income	(421)
Total fair value hedges	720		—		(421)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(45)
Total economic hedges	—		—		(45)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other income	26
Total non-hedging derivatives	—		—		26

Total	$1,775		$—		$(840)

The Company expects approximately $1.0 million of losses (pre-tax) related to the Company’s cash flow hedges to be reclassified to earnings from AOCI over the next 12 months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2021.

	Three Months Ended September 30, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income(1)	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$362	Interest expense	$—	Interest expense	$(427)
Total cash flow hedges	362		—		(427)

Fair value hedges:
Interest rate swap on securities	635	Interest income	—	Interest income	(204)
Total economic hedges	635		—		(204)

Economic hedges:
Forward commitments	—	Other income	—	Other income	40
Total economic hedges	—		—		40

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	(39)
Total non-hedging derivatives	—		—		(39)

Total	$997		$—		$(630)
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

	Nine Months Ended September 30, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income(1)	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(4,247)	Interest expense	$—	Interest expense	$(642)
Total cash flow hedges	(4,247)		—		(642)

Fair value hedges:
Interest rate swap on securities	(1,545)	Interest income	—	Interest income	(145)
Total economic hedges	(1,545)		—		(145)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(3)
Total economic hedges	—		—		(3)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	(35)
Total non-hedging derivatives	—		—		(35)

Total	$(5,792)		$—		$(825)
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$25,094	$3,821	$1,555	$1,778	$11,350

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(205)	—
Interest rate swap on variable rate loans	92	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(144)	—	—	—

	Three Months Ended September 30, 2020
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$25,918	$4,557	$3,869	$1,941	$10,102

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	(365)	(62)	—
Interest rate swap on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(204)	—	—	—

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$72,490	11,792	$7,109	5,415	$31,103

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(589)	—
Interest rate swap on variable rate loans	189	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(421)	—	—	—

	Nine Months Ended September 30, 2020
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and exepense line items presented in the consolidated statements of income	$80,398	15,006	$14,437	7,149	$28,233

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	(580)	(62)	—
Interest rate swap on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(145)	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of September 30, 2021 the Company has two interest rate swaps on wholesale borrowings (the "SWAPS") to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements were entered in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered on April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays the Company interest on the three-month LIBOR rate. The Company designated the swaps as a cash flow hedge.

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

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $17.0 million with counterparties.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of September 30, 2021
Customer Loan Derivatives:
MNA counterparty	$(10,258)	$10,258	$17,000	$17,000
RPA counterparty	(5,892)	5,892	—	—
Total	$(16,150)	$16,150	$17,000	$17,000

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2020
Customer Loan Derivatives:
MNA counterparty	$(15,938)	$15,938	$23,450	$23,450
RPA counterparty	(9,957)	9,957	—	—
Total	$(25,895)	$25,895	$23,450	$23,450

Non-hedging derivatives

Interest rate lock commitments

The Company enters into interest rate lock commitments (IRLCs) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of residential mortgage loans that are held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s Consolidated Statements of Income. Changes in the fair value of IRLCs subsequent to inception are based on; (i) changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and (ii) changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

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

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$183,268	$—	$183,268
US Government agency	—	54,706	—	54,706
Private label	—	62,914	—	62,914
Obligations of states and political subdivisions thereof	—	160,177	—	160,177
Corporate bonds	—	84,262	—	84,262
Derivative assets	—	16,149	47	16,196
Derivative liabilities	—	(18,159)	(140)	(18,299)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$212,390	$—	$212,390
US Government agency	—	85,632	—	85,632
Private label	—	19,709	—	19,709
Obligations of states and political subdivisions thereof	—	169,004	—	169,004
Corporate bonds	—	98,311	—	98,311
Derivative assets(1)	—	28,895	22	28,917
Derivative liabilities(1)	—	(31,348)	(95)	(31,443)
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2021:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended September 30, 2021
Balance at beginning of period	$25	$(45)
Realized gain recognized in non-interest income	22	(95)
Balance at end of period	$47	$(140)

Three Months Ended September 30, 2020
Balance at beginning of period	$63	$(126)
Realized gain recognized in non-interest income	(39)	39
Balance at end of period	$24	$(87)

Nine Months Ended September 30, 2021
Balance at beginning of period	$22	$(95)
Realized loss recognized in non-interest income	25	(45)
Balance at end of period	$47	$(140)

Nine Months Ended September 30, 2020
Balance at beginning of period	$59	$(84)
Realized loss recognized in non-interest income	(35)	(3)
Balance at end of period	$24	$(87)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

					Significant
	Fair Value	Fair Value			Unobservable
(in thousands, except ratios)	September 30, 2021	December 31, 2020	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$47	$22	Historical trend	Closing Ratio	85%
			Pricing Model	Origination Costs, per loan	$1.7

Forward Commitments	(140)	(95)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	Pair-off contract price
Total	$(93)	$(73)

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	September 30, 2021	December 31, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Fair Value Measurement Date as of September 30, 2021
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$9,247	$8,746	$707	$(501)	September 2021
Capitalized servicing rights	4,867	3,605	(136)	(1,262)	September 2021
Premises held for sale	822	962	149	140	December 2020
Total	$14,936	$13,313	$720	$(1,623)

There are no liabilities measured at fair value on a non-recurring basis in 2021 and 2020.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value September 30, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$6,226	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,792

Individually evaluated loans	3,021	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$6 to $939

Capitalized servicing rights	4,867	Discounted cash flow	Constant prepayment rate (CPR)	13.66%
			Discount rate	9.53%

Premises held for sale	822	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$14,936
(b)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.
(c)	The carrying value of premises held for sale was $822 thousand as of September 30, 2021.

(in thousands, except ratios)	Fair Value Dec 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$6,128	Fair value of collateral-appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $1730

Individually evaluated loans	2,618	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$19 to $953

Capitalized servicing rights	3,605	Discounted cash flow	Constant prepayment rate (CPR)	18.53%
			Discount rate	10.05%

Premises held for sale	962	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$13,313
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2021 and December 31, 2020.

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

Other real estate owned (OREO). OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

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

	September 30, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$341,199	$341,199	$341,199	$—	$—
Securities available for sale	545,327	545,327	—	545,327	—
FHLB stock	10,192	10,192	—	10,192	—
Loans held for sale	7,505	7,505	—	—	7,505
Net loans	2,511,706	2,472,108	—	—	2,472,108
Accrued interest receivable	3,272	3,272	—	3,272	—
Cash surrender value of bank-owned life insurance policies	79,380	79,380	—	79,380	—
Derivative assets	17,019	17,019	—	16,972	47

Financial Liabilities
Non-maturity deposits	$2,538,044	$2,452,990	$—	$2,452,990	$—
Time deposits	469,221	470,000	—	470,000	—
Securities sold under agreements to repurchase	21,667	21,667	—	21,667	—
FHLB advances	168,600	169,815	—	169,815	—
Subordinated borrowings	60,083	63,660	—	63,660	—
Derivative liabilities	18,299	18,299	—	18,159	140

	December 31, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$226,007	$226,007	$226,007	$—	$—
Securities available for sale	585,046	585,046	—	585,046	—
FHLB stock	14,036	14,036	—	14,036	—
Loans held for sale	23,988	24,163	—	—	24,163
Net loans	2,543,803	2,547,970	—	—	2,547,970
Accrued interest receivable	2,964	2,964	—	2,964	—
Cash surrender value of bank-owned life insurance policies	77,870	77,870	—	77,870	—
Derivative assets(1)	28,895	25,895	—	25,917	22

Financial Liabilities
Non-maturity deposits	$2,207,854	$2,122,222	$—	$2,122,222	$—
Time deposits	698,361	694,700	—	694,700	—
Short-term other borrowings	27,779	27,779	—	27,779	—
FHLB advances	248,283	252,698	—	252,698	—
Subordinated borrowings	59,961	57,091	—	57,091	—
Derivative liabilities(1)	31,348	31,348	—	31,443	95
(1)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

NOTE 10.           REVENUE FROM CONTRACTS WITH CUSTOMER

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Major Products/Service Lines
Trust management fees	$3,403	$3,256	$10,052	$9,193
Financial services fees	465	276	1,283	867
Interchange fees	1,882	1,709	5,509	4,910
Customer deposit fees	1,363	937	3,542	2,836
Other customer service fees	270	240	691	691
Total	$7,383	$6,418	$21,077	$18,497

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,737	$3,133	$10,593	$9,026
Products and services transferred over time	3,646	3,285	10,484	9,471
Total	$7,383	$6,418	$21,077	$18,497

Trust Management Fees

The trust management business generates revenue through a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. These fees are primarily earned over time as the Company charges its customers on a monthly or quarterly basis in accordance with its investment advisory agreements.  Fees are generally assessed based on a tiered scale of the market value of assets under management at month end.  Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	September 30, 2021	December 31, 2020
Balances from contracts with customers only:
Other Assets	$1,277	$1,121
Other Liabilities	2,467	2,785

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

NOTE 11.           LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” and all subsequent ASUs modifying ASC 842. Substantially all of the leases pursuant to which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2040. All leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (ROU) asset with a corresponding lease liability using the modified retrospective approach.

The Company elected the following practical expedients in conjunction with implementation of ASC 842 as follows:

●	Package of practical expedients:
o	Lease classification as an operating lease under the prior standards is grandfathered.
o	Re-evaluation of embedded leases evaluated under the prior standards is not required.
o	No re-assessment of previously recorded initial direct lease costs.
●	Election to exclude short-term leases (i.e., leases with initial terms of twelve months or less), from capitalization on the consolidated balance sheets.

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities:

(in thousands)	Classification	September 30, 2021	December 31, 2020
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$9,488	$10,338

Lease Liabilities
Operating lease liabilities	Other liabilities	9,841	10,627

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

The following table presents the weighted average lease term and discount rate of the Company’s leases:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	8.57	9.26

Weighted-average discount rate
Operating leases	3.15%	3.15%

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease Costs
Operating lease cost	$324	$344	$966	$988
Variable lease cost	43	59	179	177
Total lease cost	$367	$403	$1,145	$1,165

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
September 30, 2022	$1,314
September 30, 2023	1,318
September 30, 2024	1,319
September 30, 2025	1,125
September 30, 2026	1,032
Thereafter	4,301
Total future minimum lease payments	10,409
Amounts representing interest	(568)
Present value of net future minimum lease payments	$9,841

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

Shown below is a profile of the Company as of September 30, 2021:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
PER SHARE DATA
Net earnings, diluted	$0.73	$0.56	$1.97	$1.60
Adjusted earnings, diluted(1)	0.73	0.61	2.04	1.66
Total book value(5)	27.92	26.74	27.92	26.74
Tangible book value(1) (5)	19.48	18.21	19.48	18.21
Market price at period end	28.05	20.55	28.05	20.55
Dividends	0.24	0.22	0.70	0.66

PERFORMANCE RATIOS(2)
Return on assets	1.16%	0.88%	1.05%	0.87%
Adjusted return on assets(1)	1.16	0.96	1.09	0.91
Pre-tax, pre-provision return on assets	1.43	1.29	1.26	1.24
Adjusted pre-tax, pre-provision return on assets (1) (2)	1.43	1.39	1.31	1.29
Return on equity(5)	10.38	8.25	9.54	8.10
Adjusted return on equity(1) (5)	10.39	9.02	9.98	8.42
Return on tangible equity(5)	15.08	12.32	14.01	12.10
Adjusted return on tangible equity(1) (5)	15.09	13.44	14.50	12.57
Net interest margin, fully taxable equivalent (FTE)(1) (3)	3.02	2.90	2.88	2.95
Adjusted net interest margin(1) (5)	2.75	2.89	2.73	2.94
Efficiency ratio(1)	59.18	59.47	61.48	61.62

FINANCIAL DATA (In millions)
Total assets	$3,738	$3,861	$3,738	$3,861
Total earning assets(4)	3,394	3,505	3,394	3,505
Total investments	556	619	556	619
Total loans	2,534	2,685	2,534	2,685
Allowance for loan losses	22	18	22	18
Total goodwill and intangible assets	126	127	126	127
Total deposits	3,007	2,935	3,007	2,935
Total shareholders' equity(5)	418	399	418	399
Net income	11	8	30	25
Adjusted income(1)	11	9	31	26

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (annualized)/average loans	0.03%	0.06%	(0.02)%	0.07%
Allowance for credit losses/total loans	0.89	0.67	0.89	0.67
Loans/deposits	84	91	84	91
Shareholders' equity to total assets(5)	11.19	10.34	11.19	10.34
Tangible shareholders' equity to tangible assets(1) (5)	8.08	7.27	8.08	7.27
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.
(5)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying quarterly growth rates as of September 30, 2021 on an annualized basis:

LOAN ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Quarter To Date	Year To Date
Commercial real estate	$1,170,372	$1,135,857	$1,118,669	$1,084,381	$1,045,635	12%	11%
Commercial and industrial	331,091	327,729	317,500	323,864	324,647	4	3
Paycheck Protection Program (PPP)	24,227	65,918	77,878	53,774	131,537	*	(74)
Total commercial loans	1,525,690	1,529,504	1,514,047	1,462,019	1,501,819	(1)	6
Total commercial loans, excluding PPP	1,501,463	1,463,586	1,436,169	1,408,245	1,370,282	10	9

Residential real estate	849,692	822,774	868,084	923,891	997,485	13	(11)
Consumer	100,933	103,589	106,835	113,544	119,340	(10)	(15)
Tax exempt and other	57,839	59,693	62,098	63,431	66,326	(12)	(12)
Total loans	$2,534,154	$2,515,560	$2,551,064	$2,562,885	$2,684,970	3%	(1)%

DEPOSIT ANALYSIS

						Annualized Growth %
(in thousands, except ratios)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Quarter To Date	Year To Date
Demand	$664,395	$599,598	$586,487	$544,636	$515,064	43%	29%
NOW	888,021	802,681	761,817	738,849	706,048	43	27
Savings	605,977	578,361	560,095	521,638	511,938	19	22
Money market	379,651	371,075	365,507	402,731	388,356	9	(8)
Total non-maturity deposits	2,538,044	2,351,715	2,273,906	2,207,854	2,121,406	32	20
Total time deposits	469,221	470,758	638,436	698,361	813,509	(1)	(44)
Total deposits	$3,007,265	$2,822,473	$2,912,342	$2,906,215	$2,934,915	26%	5%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2021			2020
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Interest-bearing deposits with other banks(4)	$284,429	$110	0.15%	$92,066	$21	0.09%
Securities available for sale and FHLB stock(2)(3)	610,381	3,986	2.59	627,162	4,787	3.04
Loans:
Commercial real estate	1,153,813	10,269	3.53	1,012,194	9,691	3.81
Commercial and industrial	391,191	3,739	3.79	399,734	4,411	4.39
Paycheck protection program	45,835	2,690	23.28	131,605	1,052	3.18
Residential	824,686	7,574	3.64	1,060,084	9,886	3.71
Consumer	101,545	968	3.78	121,248	1,042	3.42
Total loans (1)	2,517,070	25,240	3.98	2,724,865	26,082	3.81
Total earning assets	3,411,880	29,336	3.41%	3,444,093	30,890	3.57%
Other assets(6)	352,208			370,335
Total assets(6)	$3,764,088			$3,814,428

Liabilities
NOW	$860,206	$272	0.13%	$677,706	$243	0.14%
Savings	591,440	124	0.08	488,508	157	0.13
Money market	381,755	115	0.12	396,351	163	0.16
Time deposits	471,934	1,044	0.88	777,424	3,307	1.69
Total interest bearing deposits	2,305,335	1,555	0.27	2,339,989	3,870	0.66
Borrowings	334,097	1,778	2.11	481,687	1,941	1.60
Total interest bearing liabilities	2,639,432	3,333	0.50%	2,821,676	5,811	0.82%
Non-interest bearing demand deposits	641,769			507,844
Other liabilities(6)	61,436			79,848
Total liabilities(6)	3,342,637			3,409,368

Total shareholders' equity(6)	421,451			405,060

Total liabilities and shareholders' equity(6)	$3,764,088			$3,814,428

Net interest spread			2.91%			2.75%
Net interest margin (1)			3.02			2.90
Adjusted net interest margin(5)			2.75			2.89
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Income from interest-bearing deposits with other banks has been separated from securities and restated for prior periods to conform to the current period presentation.
(5)	Adjusted net interest margin excludes Paycheck Protection Program loans.
(6)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

	Nine Months Ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-bearing deposits with other banks(4)	$229,235	$203	0.12%	$52,326	$84	0.21%
Securities available for sale and FHLB stock(2)(3)	617,373	12,424	2.69	643,978	15,798	3.28
Loans:
Commercial real estate	1,128,134	30,177	3.58	972,330	29,895	4.11
Commercial and industrial(3)	381,753	10,727	3.76	414,532	13,847	4.46
Paycheck protection program	62,562	5,058	10.81	78,782	1,921	3.26
Residential	861,629	24,145	3.75	1,103,442	31,386	3.80
Consumer	105,371	2,833	3.59	126,189	3,929	4.16
Total loans (1)	2,539,449	72,940	3.84	2,695,275	80,978	4.01
Total earning assets	3,386,057	85,567	3.38%	3,391,579	96,860	3.81%
Other assets(6)	357,334			371,792
Total assets(6)	$3,743,391			$3,763,371

Liabilities
NOW	$801,292	$760	0.13%	$622,702	$1,021	0.22%
Savings	568,726	431	0.10	451,952	587	0.17
Money market	376,775	354	0.13	393,702	1,511	0.51
Time deposits	583,529	5,565	1.28	813,442	11,320	1.86
Total interest bearing deposits	2,330,322	7,110	0.41	2,281,798	14,439	0.85
Borrowings	336,432	5,415	2.15	547,557	7,149	1.74
Total interest bearing liabilities	2,666,754	12,525	0.63%	2,829,355	21,588	1.02%
Non-interest bearing demand deposits	598,434			464,476
Other liabilities(6)	64,360			63,812
Total liabilities(6)	3,329,548			3,357,643

Total shareholders' equity(6)	413,843			405,728

Total liabilities and shareholders' equity(6)	$3,743,391			$3,763,371

Net interest spread			2.75%			2.79%
Net interest margin			2.88			2.95
Adjusted net interest margin(5)			2.73			2.94
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Income from interest-bearing deposits with other banks has been separated from securities and restated for prior periods to conform to the current period presentation.
(5)	Adjusted net interest margin excludes Paycheck Protection Program loans.
(6)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Calculations	2021	2020	2021	2020
Net income		$11,028	$8,402	$29,533	$24,604
Non-recurring items:
Gain on sale of securities, net		(1,930)	—	(1,980)	(1,486)
Loss (gain) on sale of premises and equipment, net		(146)	—	(137)	90
Loss on other real estate owned		—	335	(11)	366
Loss on debt extinguishment		1,768	—	1,768	1,351
Acquisition, conversion and other expenses		318	691	1,759	952
Income tax expense (1)		(2)	(245)	(332)	(304)
Total non-recurring items		8	781	1,067	969
Total adjusted income(2)	(A)	$11,036	$9,183	$30,600	$25,573

Net interest income	(B)	$25,582	$24,665	$71,758	$73,818
Plus: Non-interest income		11,350	10,102	31,103	28,233
Total Revenue		36,932	34,767	102,861	102,051
Gain on sale of securities, net		(1,930)	—	(1,980)	(1,486)
Total adjusted revenue(2)	(C)	$35,002	$34,767	$100,881	$100,565

Total non-interest expense		$23,372	$22,419	$67,587	$67,044
Non-recurring expenses:
(Loss) gain on sale of premises and equipment, net		146	—	137	(90)
Loss on other real estate owned		—	(335)	11	(366)
Loss on debt extinguishment		(1,768)	—	(1,768)	(1,351)
Acquisition, conversion and other expenses		(318)	(691)	(1,759)	(952)
Total non-recurring expenses		(1,940)	(1,026)	(3,379)	(2,759)
Adjusted non-interest expense(2)	(D)	$21,432	$21,393	$64,208	$64,285

Total revenue		36,932	34,767	102,861	102,051
Total non-interest expense		23,372	22,419	67,587	67,044
Pre-tax, pre-provision net revenue		$13,560	$12,348	$35,274	$35,007

Adjusted revenue(2)		35,002	34,767	100,881	100,565
Adjusted non-interest expense(2)		21,432	21,393	64,208	64,285
Adjusted pre-tax, pre-provision net revenue(2)		$13,570	$13,374	$36,673	$36,280

(in millions)
Average earning assets	(E)	$3,412	$3,444	$3,386	$3,392
Average paycheck protection program (PPP) loans	(R)	46	132	63	79
Average earning assets, excluding PPP loans	(S)	3,366	3,312	3,323	3,313
Average assets	(F)	3,764	3,814	3,743	3,763
Average shareholders' equity(8)	(G)	421	405	414	406
Average tangible shareholders' equity(2)(3)(8)	(H)	295	278	287	278
Tangible shareholders' equity, period-end(2)(3)(8)	(I)	292	272	292	272
Tangible assets, period-end(2)(3)(8)	(J)	3,612	3,734	3,612	3,734

		Three Months Ended September 30,		Nine Months Ended September 30,
	Calculations	2021	2020	2021	2020
(in thousands)
Common shares outstanding, period-end	(K)	14,987	14,929	14,987	14,929
Average diluted shares outstanding	(L)	15,051	15,103	15,035	15,382

Adjusted earnings per share, diluted(2)	(A/L)	$0.73	$0.61	$2.04	$1.66
Tangible book value per share, period-end(2)(8)	(I/K)	19.48	18.21	19.48	18.21
Securities adjustment, net of tax(1)(4)	(M)	4,398	11,681	4,398	11,681
Tangible book value per share, excluding securities adjustment(2)(4)(8)	(I+M)/K	19.19	17.42	19.19	17.42
Total tangible shareholders' equity/total tangible assets(2)(8)	(I/J)	8.08	7.28	8.08	7.28

Performance ratios(5)
Return on assets		1.16%	0.88	1.05%	0.87%
Adjusted return on assets(2)	(A/F)	1.16	0.96	1.09	0.91
Pre-tax, pre-provision return on assets		1.43	1.29	1.26	1.24
Adjusted pre-tax, pre-provision return on assets (2)	(U/F)	1.43	1.39	1.31	1.29
Return on equity(8)		10.38	8.25	9.54	8.10
Adjusted return on equity(2)(8)	(A/G)	10.39	9.02	9.98	8.42
Return on tangible equity(8)		15.08	12.32	14.01	12.10
Adjusted return on tangible equity(1)(2)(8)	(A+Q)/H	15.09	13.44	14.50	12.57
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	59.18	59.47	61.48	61.62
Net interest margin	(B+P)/E	3.02	2.90	2.88	2.95
Adjusted net interest margin(2)(7)	(B+P-T)/S	2.75	2.89	2.73	2.94

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$576	$570	$1,757	$1,395
Franchise taxes included in non-interest expense	(O)	143	121	396	360
Tax equivalent adjustment for net interest margin	(P)	421	416	1,284	1,041
Intangible amortization	(Q)	233	256	707	768
Interest and fees on PPP loans	(T)	2,690	1,052	5,058	1,921
(1)	Assumes a marginal tax rate of 23.71% for 2021 and the fourth quarter of 2020 and 23.87% for the first three quarters of 2020.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on the Company's consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(7)	Adjusted net interest margin excludes Paycheck Protection Program loans.
(8)	Prior period has been revised, see Note 1 Basis of Presentation – Revision of Previously Issued Financial Statement.

FINANCIAL SUMMARY

The Company reported third quarter 2021 net income of $11.0 million or $0.73 per diluted share, up from $8.4 million or $0.56 per diluted share in the same quarter of 2020.  Adjusted earnings (non-GAAP) were also $11.0 million or $0.73 per diluted share in the third quarter of 2021, compared to $9.2 million, or $0.61 per share for the same period of 2020.

THIRD QUARTER HIGHLIGHTS (ratios compared to the third quarter 2020)

●	1.16% return on assets, for both GAAP and non-GAAP measures
●	10% annualized commercial loan growth, excluding Paycheck Protection Program (PPP) loans
●	32% annualized core deposit growth
●	3.02% net interest margin (NIM) compared to 2.90%
●	15% increase in fee income, excluding mortgage banking income and security gains
●	Bar Harbor Bank & Trust named as America’s Best Bank in Maine by Newsweek Magazine

Adjusted earnings per share (non-GAAP) in the third quarter 2021 grew 20% over the same quarter of 2020.  The adjusted return on assets in the third quarter was 1.16% compared to 0.96% in the third quarter of 2020, evidencing continued execution of strategies that balance growth with earnings.  This is indicative of the strength in the Company’s core businesses and the results of strategic initiatives.   The momentum seen in each area affords the Company flexibility with diverse revenue streams to support operations, even in uncertain economic environments.

While fee income and efficiency improvements contributed to increased profitability, the quarterly results also benefited from a 13 basis point expansion in the margin to 2.99% compared with 2.86% in the second quarter 2021 on a normalized basis (excluding PPP and excess cash effects).  This improvement is a direct result of increased core deposit funding as the Company gained market share and reduced reliance on wholesale borrowings.  As of September 30, 2021, the Company’s wholesale borrowings as a percentage of funding was 9%, down from 23% in the prior year.

The Company’s commercial teams continue to deliver strong loan growth despite the competitive landscape within its footprint.  Commercial real estate loan growth this quarter was driven by new multi-family residential and light industrial & manufacturing relationships with proven operators.  Risk management remains at the forefront of all that the Company does.  The Company saw yields bottoming out on residential loans this quarter and was able to increase contractual rates at times.  Given the overall interest rate risk position of the balance sheet and this recent rate increase, the Company strategically directed more residential mortgage production onto the balance sheet rather than sell in the secondary market.”

The Company executed another delever and security remix strategy during the third quarter, prepaying $89 million of FHLB borrowings and selling $44 million of credit sensitive municipal and corporate bonds.  The additional purchase of securities was completed subsequent to quarter end.  This transaction is expected to expand the NIM by 12 basis points and will be accretive to earnings by $0.02 on a quarterly basis.

The Company continues to build long term shareholder value while providing a favorable dividend rate relative to other community banks.  The Company’s return on equity for the third quarter rose to 10.38% from 8.25% in the same quarter of 2020.  The Company remains committed to underwriting standards as evidenced by further improvement in past-due accounts, non-accruals and a near zero net-charge-off ratio.

The Company was named by Newsweek Magazine as one of "America's Best Banks."  Best Bank winners were selected from over 2,500 financial institutions and assessed on more than 30 separate factors including the overall health of the bank, customer service performance and features, digital and branch presence, account and loan options, interest rate offerings, and fees.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

Total assets were $3.7 billion at the end of the third quarter 2021 as well as at year-end 2020.  In the third quarter the Company executed a balance sheet delever and security remix strategy, prepaying $89.0 million of Federal Home Loan Bank advances and selling $43.5 million of securities. The replenishment of those securities is expected to be fulfilled in the fourth quarter 2021.  Total loans decreased $28.7 million from year-end 2020 primarily due to PPP loan forgiveness outpacing 2021 originations by $29.5 million from year-end 2020.  Non-maturity deposits (core deposits) increased $330.2 million from the end of 2020 as over 800 new accounts were opened during the quarter, continuing a trend of almost 1,000 new accounts per quarter.  The loan to deposit ratio was 84% at the end of the third quarter compared to 88% at year-end 2020.  Asset quality metrics remain strong with an allowance for credit losses to total loans ratio of 0.89% and a coverage ratio to non-accruing loans of 184%, up from 157% as of year-end 2020.  Tangible book value per share (non-GAAP) increased to $19.48 from $18.77 at year-end on strong earnings offset by the impact of the CECL adoption in the first quarter 2021.

Cash

Total cash and cash equivalents at September 30, 2021 were $341.2 million, compared to $226.0 million at December 31, 2020.  Interest bearing deposits held with other banks totaled $302.1 million at quarter end and $198.4 million at year-end 2020 carrying a yield of 0.15% and 0.11% respectively.  The increase in cash balances reflects the growth in core deposits.

Securities

Securities totaled $555.5 million in the third quarter 2021 and $599.1 million at year-end 2020 representing 15% and 16% of total assets, respectively.  The decrease is primarily due to the security sale of $43.5 million as a part of the balance sheet delever and security remix strategy. In the first nine months of 2021 purchases totaled $123.3 million and were offset by $52.4 million of sales, $103.4 million of maturities, calls and pay-downs of amortizing securities and a $3.8 million reduction in FHLB stock.  Fair value adjustments increased the security portfolio by $7.3 million at the end of the third quarter 2021 and $13.1 million at year-end 2020.  Unrealized gains decreased for the nine months ended September 30, 2021 due to sales and changes in the long-term treasury yield curve.  The weighted average yield of the Company's securities portfolio was 2.82% as of September 30, 2021 compared to 2.96% at year-end 2020.  At the end of the third quarter 2021 securities held by the Company had an average life of 5.1 years and an effective duration of 4.4 years compared to 4.8 years and 4.3 years at the end of 2020, respectively.

Loans Held For Sale

Held for sale loans decreased to $7.5 million at September 30, 2021 from $24.0 million at December 31, 2020.  The Company sold $28.5 million of residential loan originations in the third quarter 2021 compared with $86.2 million in the same quarter of 2020.  Sales in the nine month period of 2021 totaled $153.9 million and $156.0 million in the comparable period of 2020.  The decrease in sales reflects the Company strategically directing residential loan production to the balance sheet when rates were higher in the quarter.

Loans

Loan balances in the third quarter 2021 were $2.5 billion compared $2.6 billion at year-end 2020.  Commercial loans grew 9% on a year-to-date annualized basis, excluding PPP loans and included 2 new relationships totaling $21.2 million during the third quarter.  Commercial real estate and commercial and industrial loans, excluding PPP, increased 11% and 3% on a year-to-date annualized basis, respectively.  PPP loans totaled $24.2 million at quarter-end, consisting of $24.1 million from 2021 and $145 thousand from 2020, and were $53.8 million at year-end 2020.  COVID loan modifications totaled $4.7 million, down from $68.6 million at year-end, as the majority of modified loans have resumed normal payment schedules.  Total residential loans decreased $74.2 million from year-end 2020, which includes $156.3 million of originations recorded on the balance sheet and $230.5 million of prepayments/amortization.

Allowance for Credit Losses

The allowance for credit losses (ACL) totaled $22.4 million at the end of the third quarter 2021 and $19.0 million at year-end 2020.  The increase is primarily due to the Company’s adoption of CECL as of January 1, 2021, which increased the ACL by $5.2 million and unfunded commitment reserves by $1.6 million.  Since adoption the ACL has decreased due to improved economic forecasts and lower reserves on specific loans offset by changes in loan mix.

Net charge offs totaled $434 thousand in the first nine months of 2021, or 0.02% of total average loans, compared to $1.9 million, or 0.07% of total average loans, for the same period of 2020.  Non-accruing loans were $12.2 million, or 0.48% of total loans, at the end of the third quarter 2021 and were $12.2 million or 0.48% of total loans at year-end 2020.  The ratio of accruing past due loans to total loans improved to 0.12% of total loans, decreasing from 0.58% as of December 31, 2020.

Other Assets

Total other assets were $322.4 million at the end of the third quarter 2021 compared to $331.4 million as of December 31, 2020. The decrease is primarily from a $9.7 million decrease in the fair value in customer loan derivatives offset by $2.9 million increase in community limited partnership investments.  Additionally, derivative balances and deferred taxes have been restated for prior periods as described in Note 1 Revision of Previously Issued Financial Statements.

Deposits and Borrowings

Total deposits were $3.0 billion at the end of the third quarter 2021 compared to $2.9 billion at year-end 2020.  Non-maturity deposits increased $330.2 million over the first nine months of 2021, or 20% on an annualized basis due to growth in new accounts with over 2,900 new customer relationships added.  Growth in core deposits during 2021 and the prepayment of $89.0 million in FHLB borrowings resulted in a reduction of wholesale funding as a percentage of total funding to 9% from 18% at year-end 2020.  Time deposits decreased $229.1 million to $469.2 million at quarter-end as $162.3 million of brokered deposits matured in the first nine months of 2021 and were not replaced due to excess liquidity.  Retail time deposits decreased $66.9 million as customers moved funds to transactional accounts upon contractual maturity.  Total borrowings decreased by $85.7 million primarily from the aforementioned delever strategy.  The average cost of deposits was 0.27% in the third quarter of 2021 compared to 0.61% in the fourth quarter 2020 and borrowing costs were 2.11% compared to 1.83% for the same periods.  The change in cost of funds reflects the attrition of balances on prepaid or matured borrowings and time deposits.

Derivative Financial Instruments and Other Liabilities

The notional balance of derivative financial instruments increased to $929.9 million at the end of the third quarter 2021 from $876.6 million at year-end 2020.  The increase is principally due to a $50.0 million new hedge on variable rate loans tied to one-month LIBOR.  The net fair value of all derivatives was a liability of $2.2 million at the end of the third quarter 2021 compared to liability of $5.5 million at year-end 2020.  The reduction in net derivative fair values reflects the rise in long-term interest rates.  Additionally, derivative balances have been restated for prior periods as described in Note 1 Revision of Previously Issued Financial Statements.

Other liabilities totaled $62.3 million at the end of the third quarter 2021 compared to $75.0 million as of December 31, 2020.  The decrease primarily reflects the $9.7 million reduction in the fair value of customer loan derivatives and a $3.3 million decrease in cash flow and fair value hedges.

Equity

Total equity was $418.4 million, compared with $407.1 million at year-end 2020.  The Company’s book value per share was $27.92 as of September 30, 2021 compared with $27.29 at December 31, 2020.  Equity included net unrealized securities totaling $4.4 million at the end of the third quarter 2021 and $10.0 million at year-end 2020.  Equity was reduced by $5.2 million due to the Company’s CECL adoption in the first quarter 2021.    Additionally, accumulated other comprehensive income has been restated for prior periods as described in Note 1 Revision of Previously Issued Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Summary

Net income in the third quarter 2021 was $11.0 million, or $0.73 per diluted share, compared to $8.4 million, or $0.56 per share, in the same quarter of 2020. Net income improved on higher fee income and fees from PPP loans in the quarter.  PPP loan fees contributed $0.13 to earnings per share in the third quarter of 2021 and $0.06 in the same period of 2020. Adjusted earnings totaled $11.0 million or $0.73 per share, compared to $9.1 million, or $0.61 per share, in the same quarter of 2020.  Non-recurring items (non-GAAP) reduced net income by $8 thousand and $781 thousand in third quarters of 2021 and 2020, respectively. The Company's return on assets ratio was 1.16% in the third quarter of 2021 and 0.88% in the same quarter of 2020.  Adjusted return on assets (non-GAAP) was 1.16% and 0.96% for the third quarters of 2021 and 2020, respectively evidencing continued execution of strategic initiatives that balance growth and earnings

The Company reported year-to-date 2021 net income of $29.5 million or $1.96 per diluted share, compared with $24.6 million or $1.60 per diluted share in the same period of 2020.  Adjusted earnings increased to $30.6 million, or $2.04 per diluted share compared with $25.6 million, or $1.66 per diluted share, for the respective periods. Non-recurring items (non-GAAP) in the first nine months reduced net income by $1.1 million and $969 thousand in 2021 and 2020, respectively. The return on assets ratio year-to-date 2021 was 1.05% compared to 0.87% in the prior year and adjusted return on assets was 1.09% during the first nine months of 2021 and 0.91% in the same period of 2020.  These changes largely reflect the same factors and trends discussed above that drove third quarter net income and average assets.

Net Interest Income

Net interest income was $25.6 million in the third quarter 2021 compared with $24.7 million in the same quarter of 2020. Net interest margin was 3.02% compared to 2.90% in third quarter of 2020. Acceleration of PPP loan fee amortization due to forgiveness contributed 28 basis points to NIM in the third quarter 2021 and 1 basis point in the same period of 2020. Interest-bearing cash balances, held mostly at the Federal Reserve Bank, reduced NIM by 26 basis points in the quarter and 8 basis points in the third quarter 2020. The yield on earning assets totaled 3.41% compared to 3.57% in the third quarter 2020. Excluding the impact of PPP and excess cash, the yield on earning assets totaled 3.42% and 3.67% for the same periods. The yield on loans was 3.98% in the third quarter 2021and 3.81% in the third quarter of 2020. Excluding PPP loans the yield on loans was 3.62% in the third quarter of 2021, and 3.83% in the third quarter of 2020. Costs of funds decreased to 0.50% from 0.82% in the third quarter 2020 due to increased core deposit levels, lower deposit rates and reduced wholesale borrowings.

For the first nine months of 2021, net interest income was $71.8 million compared with $73.9 million in the same period of 2020.  Net interest margin for the nine months ended was 2.88% in the third quarter 2021 compared to 2.95% in the third quarter of 2020. The decrease in net interest income and NIM was driven by rate compression triggered by the pandemic, combined with growth in the Company’s interest-bearing cash balances. PPP loan accretion in 2021 helped to offset interest rate compression on yields.  Costs of funds for the nine months ended September 30, 2021 decreased to 0.63% from 1.02% due to increased core deposit levels, lower deposit rates and reduced wholesale borrowings.

Provision for Credit Losses

The provision for credit losses (the “provision”) for the quarter was a benefit of $174 thousand, compared to an expense of $1.8 million in the third quarter of 2020.  For the first nine months of 2021, the provision was a benefit of $1.4 million compared to an expense of $4.3 million in the same period of 2020.  The benefits experienced in the periods of 2021 are attributable to continued strong credit quality and improving economic forecasts.

Non-Interest Income

Non-interest income in the third quarter 2021 was $11.4 million, compared to $10.1 million in the same quarter of 2020. The increase was due to higher customer service fees, wealth management income, and a gain on securities sales. Customer service fees were $3.5 million in the third quarter compared to $2.9 million in the same period of 2020. The increase is due to over 800 new accounts that were opened during the quarter and a higher volume of customer activity and transactions. Wealth management income increased 10% over the same quarter of 2020 to $3.9 million with assets under management of $2.4 billion compared to $2.1 billion in the same period of 2020. The Company sold securities resulting in a $1.9 million gain as part of its delever and security remix strategy. Mortgage banking activities contributed $850 thousand, compared to $2.6 million in the same period of 2020. The Company took advantage of volatility in the yield curve in the third quarter and put residential mortgages on the balance sheet when rates were higher and sold loans in the secondary market when rates were low.

Non-interest income for the first nine months of 2021 was $31.1 million compared to $28.2 million in the same period in 2020. The increase reflects a 13% increase in wealth management income, 15% increase in customer service fees, 18% increase in mortgage banking income and gains on securities; all of which were driven by the same reasons as the quarterly period.

Non-Interest Expense

Non-interest expense was $23.4 million in the third quarter 2021 from $22.4 million in the same quarter of 2020. Salaries and benefits expense decreased to $11.7 million compared to $11.8 million in the same quarter of 2020, reflecting full-time equivalents of 428 compared to 457 in the third quarter of 2020. Non-core expenses (non-GAAP) in the third quarter 2021 totaled $1.9 million and were mostly made up of the $1.8 million prepayment penalty on debt extinguishment. In the same quarter of 2020 non-core expenses (non-GAAP) totaled $1.0 million and included costs to consolidate the Company’s wealth management systems. The efficiency ratio for the third quarter was 59.18% compared to 59.47% in the same period of 2020. Excluding the effects of PPP the efficiency ratio was 63.35% and 61.30% for the same respective periods.

For the first nine months of 2021, non-interest expense was $67.6 million and $67.0 million in the same period of 2020. The Company’s year-to-date efficiency ratio was 61.48% in 2021 compared to 61.62% in 2020 which reflects managements disciplined approach to expense management as revenue grows and the above noted expense initiatives. Non-recurring expenses (non-GAAP) in the first nine months of 2021 totaled $3.3 million and $2.8 million in the same period of 2020. In the first nine months of 2021 these expenses mostly consisted of workforce reduction charges and loss on debt extinguishment and in 2020 primarily consisted of a loss on debt extinguishment and costs to consolidate wealth management systems.

Income Tax Expense

The third quarter effective tax rate decreased to 19.7% in 2021 compared with 20.3% in the same quarter of 2020, reflecting higher pre-tax income being offset by the proportional amounts of tax-advantaged revenue.

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

The Company’s liquidity position remains strong. During the quarter we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans.  At September 30, 2021, available same-day liquidity totaled approximately $1.3 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios.  The Company had unused borrowing capacity at the FHLB of $467.2 million, unused borrowing capacity at the Federal Reserve of $72.0 million and unused lines of credit totaling $51.0 million, in addition to over $200.0 million in unencumbered, liquid investment portfolio assets.

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

Capital Resources

Please see the “Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the Note 6 Capital Ratios and Shareholders’ Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K.

The Company’s principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors.  Dividends to shareholders in the aggregate amount of $10.5 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively.  All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

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

As of September 30, 2021 interest rate sensitivity modeling results indicate that the Bank’s balance sheet in years 1 and 2 was asset sensitive.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon (-2.4% versus the base case) while deteriorating further from that level over the two-year horizon (-9.8% versus the base case).

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve over the one and two-year horizons (10.6% and 21.8%, respectively).

As compared to December 31, 2020, the year-one sensitivity in the down 100 basis points scenario was up slightly for the nine months ended September 30, 2021 (-2.6% prior, versus -2.4% current). The year-two sensitivities in the down 100 basis points scenario were mostly unchanged going from -9.5% to -9.8%. In the year-one up 200 basis points scenario, results were up slightly going from 7.7% to 10.6%. Year-two, up 200 basis points was up (18.4% prior, versus 21.8% current).

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

Under the supervision and with the participation of our senior management, consisting of the Company’s principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that as of September 30, 2021 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The following table indicates that no shares were repurchased by the Company in the third quarter of 2021:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2021	—	$—	—	747,000
August 1-31, 2021	—	—	—	747,000
September 1-30, 2021	—	—	—	747,000
Total	—	$—	—	747,000

ITEM 6.           EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350	Furnished herewith

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 8, 2021	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: November 8, 2021	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer