Form 10-K
period 2021-12-31
BAR HARBOR BANKSHARES
filed 2022-03-14
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $420,108,452 based on the closing sale price of the common stock on the NYSE American on June 30, 2021, the last trading day of the registrant’s most recently completed second quarter.

The Registrant had 15,012,606 shares of common stock, par value $2.00 per share, outstanding as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2022 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts may constitute forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Bar Harbor Bankshares files with the Securities and Exchange Commission ("SEC"). All risk factors set forth in Item 1A of this report should be considered in evaluating forward-looking statements, which speak only as of the dates on which they were made. The Company is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. The Company qualifies all of its forward-looking statements by these cautionary statements.

GENERAL

Bar Harbor Bankshares (the "Company") is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a regional community bank that thinks differently about banking. We provide the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. As we celebrate the 135th anniversary of our founding, we remain focused on helping our customers achieve their goals as the key to the Bank’s success. We deliver banking, lending and wealth management services from more than 50 locations. The Company’s corporate goal is to be one of the top performing in New England, and its business model is centered on the following:

●	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders
●	Geography, heritage, and performance are key while remaining true to a community-focused culture
●	Strong commitment to risk management while balancing growth and earnings
●	Service and sales driven culture with a focus on core business growth
●	Fee income is fundamental to the Company’s profitability through wealth management and treasury management services, customer derivatives, and secondary market mortgage sales
●	Investment in processes, products, technology, training, leadership, and infrastructure
●	Expansion of the Company’s brand and business to deepen market presence
●	Opportunity and growth for existing employees while adding catalyst recruits across all levels of the Company

Shown below is a profile and geographical footprint of the Bank as of December 31, 2021:

The Bank serves affluent and growing markets in Maine, New Hampshire and Vermont with more than 49 thousand, 47 thousand and 24 thousand customers, respectively. Within these markets, tourism, agriculture and fishing industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various service industries.

Maine

The Bank operates 22 full-service branches and two wealth management offices principally located in the regions of downeast, midcoast and central Maine, which can generally be characterized as rural areas. The Bank also has a commercial loan office in Portland, Maine. In Maine, the Bank considers its primary market areas to be Hancock, Penobscot, Washington, Kennebec, Knox and Sagadahoc counties. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses and are also supported by a large contingent of retirees.

New Hampshire

The Bank operates 21 full-service branches and three wealth management offices in New Hampshire located in the regions of Lake Sunapee, Upper Valley and Merrimack Valley. There are several distinct markets within each of these regions. The towns or cities of Nashua, Manchester, and Concord are considered part of the Merrimack Valley. Nashua, New Hampshire is a regional commercial, entertainment and dining destination and with its border with Massachusetts, also enjoys a vibrant high-tech industry and a robust retail industry due in part to the state’s absence of a sales tax. The upper valley region of New Hampshire includes the towns of Lebanon and Hanover, which are home to Dartmouth-Hitchcock Medical Center and Dartmouth College, respectively. The Lake Sunapee market is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee and includes the towns of Claremont, New London, and Newport.

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

The Company also owns all of the common stock of two Connecticut statutory trusts. These capital trusts are unconsolidated and their only material asset is a $20.6 million trust preferred security related to the junior subordinated debentures reported in Note 7 – Borrowed Funds of the Consolidated Financial Statements.

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

LENDING ACTIVITIES

General

The Bank originates loans in four basic portfolio categories, which are discussed below. These portfolios include the categories commercial real estate, commercial and industrial, residential real estate and other consumer loans. Loan interest rates and other key loan terms are affected principally by the Bank’s lending policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. The Bank monitors and manages the amount of long-term fixed-rate lending and adjustable-rate loan products according to its interest rate management policy. The Bank generally originates loans for investment except for certain residential mortgages that are underwritten with the intention to be sold in the secondary mortgage market.

Loan Portfolio Analysis

The following table sets forth the year-end composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio for the years indicated. Further information about the composition of the loan portfolio is contained in Note 3 – Loans and Allowance for Credit Losses of the Consolidated Financial Statements.

	2021		2020
(in thousands, except		% of		% of
percentages)	Amount	Total	Amount	Total
Commercial construction	$56,263	2%	$117,882	5%
Commercial real estate owner occupied	257,122	12	219,217	9
Commercial real estate non-owner occupied	887,092	35	716,776	28
Tax exempt	41,280	2	47,862	2
Commercial and industrial	307,112	12	355,684	14
Residential real estate	888,263	34	995,216	38
Home equity	86,657	3	100,096	4
Consumer other	8,121	—	10,152	—
Total loans	$2,531,910	100%	$2,562,885	100%

Commercial Loan Exposure and Industries

All commercial loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes.  The following table summarizes the major industries of the Company’s commercial loan portfolio as of December 31, 2021 and 2020:

	2021			2020
(in thousands, except percentages)	Loans	Total Exposure	% of Total Portfolio	Loans	Total Exposure	% of Total Portfolio
Real Estate and Rental and Leasing	$707,444	$815,070	46%	$644,944	$711,606	45%
Accommodation and Food Services	281,122	294,971	18	276,421	317,989	19
Health Care and Social Assistance	99,128	138,008	6	91,989	116,910	6
Retail Trade	58,647	79,109	4	58,942	76,073	4
Finance and Insurance	54,462	83,153	4	36,236	81,398	2
Agriculture, Forestry, Fishing and Hunting	52,957	61,157	3	41,271	65,435	3
Educational Services	52,921	65,524	3	61,696	74,503	4
Manufacturing	50,752	70,742	3	57,280	73,984	4
Arts, Entertainment, and Recreation	34,122	36,854	2	22,137	22,389	2
Public Administration	32,576	35,189	2	39,315	41,695	3
Construction	32,451	58,394	2	40,716	46,979	3
Wholesale Trade	24,179	38,098	2	20,727	36,215	1
Transportation and Warehousing	14,569	17,656	1	15,038	16,350	1
All other	53,539	73,417	4	50,709	117,716	3
Total commercial loans	$1,548,869	$1,867,341	100%	$1,457,421	$1,799,242	100%

Maturity and Sensitivity of the Loan Portfolio

The following table shows contractual maturities of selected loan categories at December 31, 2021. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

	Within	1 to 5	5 to 15	After
(in thousands, except percentages)	1 year	Years	Years	15 Years	Total	% of Total
Commercial construction	$47,672	$7,340	$1,215	$36	$56,263	2%
Commercial real estate owner occupied	112,217	56,616	73,957	14,332	257,122	10
Commercial real estate non-owner occupied	393,042	245,168	239,803	9,079	887,092	35
Tax exempt	206	9,455	24,819	6,800	41,280	2
Commercial and industrial	122,727	79,489	78,440	26,456	307,112	12
Residential real estate	36,070	85,324	217,919	548,950	888,263	35
Home equity	63,736	9,696	3,619	9,606	86,657	3
Consumer other	2,346	4,742	693	340	8,121	1
Total loans	$778,016	$497,830	$640,465	$615,599	$2,531,910	100%
Fixed-rate	75,926	305,778	503,129	615,322	1,500,155	59
Floating or adjustable rate	702,090	192,052	137,336	277	1,031,755	41
Total loans	$778,016	$497,830	$640,465	$615,599	$2,531,910	100%

Problem Assets

The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and may not result in a “troubled” loan designation. For residential mortgage loans, the Bank follows the Consumer Financial Protection Bureau (“CFPB”) guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, the Bank generally will initiate foreclosure or other proceedings no later than the 120th day of a delinquency, as necessary, to minimize any potential loss. Management reports on delinquent loans and non-performing assets to the Board monthly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the Bank’s managed assets group, which focuses on larger, riskier collections.

The following table presents the problem assets and accruing troubled debt restructurings ("TDRs") for the years indicated:

(in thousands, except ratios)	2021	2020
Non-accruing loans:
Commercial construction	$—	$258
Commercial real estate owner occupied	783	3,038
Commercial real estate non-owner occupied	622	383
Tax exempt	—	—
Commercial and industrial	677	1,223
Residential real estate	6,835	5,883
Home equity	1,269	1,345
Consumer other	5	58
Total loans	10,191	12,188
Other real estate owned	—	—
Total non-performing assets	$10,191	$12,188

Troubled debt restructurings (accruing)	$—	$95
Accruing loans 90+ days past due	134	125

Total non-performing loans/total loans	0.40%	0.48%
Total non-performing assets/total assets	0.27	0.33

Allowance for Credit Losses

The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for credit losses (ACL). The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally comprised of larger non-accruing commercial loans and TDRs.  The allowance for credit losses is discussed further in Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The following table presents an analysis of the allowance for credit losses for the years indicated:

(in thousands, except ratios)	2021	2020
Balance at beginning of year	$19,082	$15,353
Impact of CECL adoption	5,228	—
Charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	(403)	—
Commercial real estate non-owner occupied	—	(1,137)
Tax exempt	—	—
Commercial and industrial	(59)	(593)
Residential real estate	(77)	(54)
Home equity	(154)	—
Consumer other	(205)	(384)
Total charged-off loans	(898)	(2,168)
Recoveries on charged-off loans:
Commercial construction	18	—
Commercial real estate owner occupied	290	—
Commercial real estate non-owner occupied	4	173
Tax exempt	—	—
Commercial and industrial	77	30
Residential real estate	159	13
Home equity	51	—
Consumer other	9	56
Total recoveries on charged-off loans	608	272
Net charged-off	(290)	(1,896)
Provision for credit losses	(1,302)	5,625
Balance at end of year	$22,718	$19,082

Ratios:
Net charge-offs/average loans	0.01%	0.07%
Recoveries/charged-off loans	68	13
Allowance for credit losses/total loans	0.90	0.74
Allowance for credit losses/non-accruing loans	223	157

The following table presents year-end data for the approximate allocation of the allowance for credit losses by loan categories at the dates indicated. The table shows for each category the amount of the allowance allocated to that category as a percentage of the outstanding loans in that category. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category. Due to the impact of accounting standards for acquired loans, data in the accompanying tables may not be comparable between accounting periods.

	2021		2020
		% Allocated to		% Allocated to
(in thousands, except ratios)	Amount	Total Loans	Amount	Total Loans
Commercial construction	$2,111	0.08%	$824	0.03%
Commercial real estate owner occupied	2,751	0.11	1,783	0.07
Commercial real estate non-owner occupied	5,650	0.23	7,864	0.31
Tax exempt	86	0.01	58	—
Commercial and industrial	5,369	0.21	3,137	0.12
Residential real estate	5,862	0.23	5,010	0.20
Home equity	814	0.03	285	0.01
Consumer other	75	—	121	—
Total	$22,718	0.90%	$19,082	0.74%

INVESTMENT SECURITIES ACTIVITIES

The general objectives of the Company’s investment portfolio are to provide liquidity when loan demand is high, and to absorb excess funds when demand is low. The securities portfolio also provides a medium for certain interest rate risk measures intended to maintain an appropriate balance between interest income from loans and total interest expense. For additional information, see Item 7A of this report.

The Company only invests in high-quality investment-grade securities. Investment decisions are made in accordance with the Company’s investment and treasury policies and include consideration of risk, return, duration, and portfolio concentrations. For further discussion on investments see Note 2 – Securities Available for Sale of the Consolidated Financial Statements.

The following table presents the amortized cost and fair value of securities available for sale for the years indicated:

	2021		2020
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
US Government-sponsored enterprises	$237,283	$236,117	$206,834	$212,390
US Government agency	79,143	79,637	82,878	85,632
Private label	68,691	68,695	19,810	19,709
Obligations of states and political subdivisions thereof	140,585	141,776	164,766	169,004
Corporate bonds	89,994	92,051	97,689	98,311
Total	$615,696	$618,276	$571,977	$585,046

The following table presents the amortized cost and weighted average yields of securities available for sale at by maturity:

	December 31, 2021
	Within	Over 1 Year	Over 5 Years	Over
(in thousands, except ratios)	1 Year	to 5 Years	to 10 years	10 Years	Total
US Government-sponsored enterprises	$32	$2,601	$8,227	$226,423	$237,283
US Government agency	3	306	1,798	77,036	79,143
Private label	—	—	31,185	37,506	68,691
Obligations of states and political subdivisions thereof	—	285	3,663	136,637	140,585
Corporate bonds	4,999	24,245	55,750	5,000	89,994
Total	$5,034	$27,437	$100,623	$482,602	$615,696

Weighted Average Yield	4.37%	5.48%	3.65%	1.92%	2.38%

DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest swap derivatives to minimize fluctuations in earnings and cash flows caused by interest rate volatility either in the form of interest rate swaps on wholesale funding and variable rate loans designated as cash flow hedges or partial interest rate hedges on securities accounted for as fair value hedges. For further discussion on derivatives see Note 10 – Derivative Financial Instruments and Hedging Activities of the Consolidated Financial Statements.

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

The Company’s floating-rate funding, certain hedging transactions and certain of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. Further accounting guidance has been issued regarding rate reform in relation to derivative instruments as further described in Note 1– Summary of Significant Accounting Policies of the Consolidated Financial Statements.

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

The following table presents the average balances and weighted average rates for deposits for the years indicated:

	2021			2020
(in thousands, except ratios)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Demand	$668,379	22%	—%	$480,721	17%	—%
NOW	949,485	31	0.11	643,289	23	0.20
Savings	629,152	20	0.09	466,593	17	0.16
Money market	390,150	13	0.12	395,571	14	0.42
Time deposits	424,899	14	1.51	795,535	29	1.80
Total	$3,062,065	100%	0.28%	$2,781,709	100%	0.65%

The following table presents the scheduled maturities of uninsured time deposits at December 31, 2021:

(in thousands, except ratios)	Amount
Three months or less	$13,546
Over 3 months through 6 months	8,638
Over 6 months through 12 months	8,856
Over 12 months	9,048
Total	$40,088

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

TRUST MANAGEMENT SERVICES

The Bank has two wholly-owned subsidiaries that provide a comprehensive array of fiduciary services including trust and estate administration, wealth advisory services, and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. Bar Harbor Trust Services is a Maine-chartered trust company, and Charter Trust is a New Hampshire-chartered trust company. As a New Hampshire-chartered trust company, Charter Trust is subject to New Hampshire laws applicable to trust companies and fiduciaries. Professional advisors help individuals and families structure accounts that will meet their long-term financial needs. To many wealth management clients, the effective transfer of wealth to future generations is of paramount importance. The Company’s trust services act as a fiduciary for various types of trusts. In addition the Company also serves as the investment manager for these accounts. Outside of trust services, they also provide 401K plan services, financial, estate and charitable planning, investment management, family office, municipal and tax services. The employees include credentialed investment professionals with extensive experience. At December 31, 2021 and 2020, trust management services had total assets under management of $2.5 billion and $2.3 billion, respectively.

HUMAN CAPITAL

The Company had 489 and 531 full time equivalent employee positions at December 31, 2021 and 2020, respectively, including 277, 175 and 37 in Maine, New Hampshire and Vermont, respectively, at December 31, 2021. Strategically the Company has augmented employee talent with targeted hires to deepen the overall employee skill set. All employment decisions are based on talent and potential for growth. The Company’s ability to attract and retain the best diverse talent while sustaining and deepening the current employees’ relationship is critical to maintaining a best-in-class customer experience. The opportunity for personal and professional development is a critically important focus of ours and one that helps us retain top talent. The Company is committed to supporting, developing, and encouraging employees to engage with their communities.

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

Providing good work-life balance choices results in the Company’s employees’ making more meaningful contributions in the workplace. The Company has a Paid Time Off policy to support employees’ time management and paid volunteer time to support this. In 2021, the Company continued to offer Flexible Work Arrangements (“FWA”) on a permanent basis to help employees navigate the unprecedented pandemic operating environment. Programs include full remote, partially remote, condensed workweeks, and flexible hours. The flexibility these various FWAs offer allows employees to manage their work-life needs while continuing to deliver stellar results in the workplace.

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

In accordance with NH RSA 383-C:5-502, Charter’s Capital Plan requires minimum capital of $500 thousand to be invested in accordance with NH RSA 564-B:9-902. As of December 31, 2021, Charter’s total capital was $18.2 million, and it had liquidation reserves of $503 thousand held in a savings account. Charter also had operating reserves of $16.5 million held primarily at the Bank. As of December 31, 2021, Charter had an appropriate liquidation reserve, minimum capital in excess of statutory requirements, and all funds were held in accordance with prudent investor standards of NH RSA 564-B:9-902 and as required by NH RSA 383-C:5-501.

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

For purposes of Section 38 of the FDI Act, for an insured depository institution to be well-capitalized it must have a:

(i) total risk-based capital ratio of at least 10%,

(ii) Tier 1 risk-based capital ratio of at least 8%,

(iii) CET1 risk-based capital ratio of at least 6.5%, and

(iv)  leverage ratio of at least 5%.

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2021, and December 31, 2020, see the discussion under the section captioned Capital Resources included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Note 12 – Shareholders’ Equity and Earnings Per Common Share of the Consolidated Financial Statements.

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

Credit Risks

Deterioration in local economies or real estate market may adversely affect the Company’s financial performance, as its borrowers’ ability to repay loans and the value of the collateral securing the loans may decline.

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

As of December 31, 2021, approximately 60% of the Banks’s loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property. Commercial loans typically involve larger balances to single borrowers or groups of related borrowers as compared to residential real estate loans. As the Bank’s loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses, and/or an increase in loan charge-offs, all of which could adversely affect the Company’s financial condition and results of operations.

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

Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. The Company makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for credit losses based on a number of factors. The allowance for credit losses is evaluated on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, value of the underlying collateral and the level of non-accrual loans. Although the Company believes the allowance for credit losses is appropriate to absorb probable losses in the loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing reported net income.

As further discussed in Note 1– Summary of Significant Accounting Policies of the Consolidated Financial Statements in this report, the Company has adopted Accounting Standard Codification (ASC) 326 or “CECL” effective January 1, 2021.

Liquidity and Interest Rate Risks

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

The Company established a committee in 2020 comprised of bank management to prepare for the discontinuance of LIBOR. The Company has determined that its financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. The Company anticipates that the appropriate fallback provisions for these contracts will be implemented and allow for an orderly transition prior to the June 30, 2023 cessation of U.S. Dollar LIBOR. As of December 31, 2021, the Company no longer issues new LIBOR-based financial instruments. Furthermore, U.S. Dollar LIBOR indices utilized by Company’s existing financial instruments shall cease on June 30, 2023. Beginning January 1, 2022, the Company is using the CME Term Secured Overnight Financing Rate (SOFR) as the primary index for financial instruments and the Bloomberg Short Term Bank Yield Index (BSBY) as a secondary index.

Operational Risks

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (i.e., computer viruses or electrical or telecommunications outages, natural disaster, pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that the Company’s vendors’ business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate (i.e., by requiring the Company to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage, and regulatory intervention.

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

The Company’s operations are reliant on outside vendors.

The Company’s operations are dependent on the use of certain outside vendors for its day-to-day operations. Vendors may not perform in accordance with established performance standards required in their agreements for any number of reasons including a change in the vendor’s senior management, financial condition, product line or mix and how they support existing customers, or simply change their strategic focus putting the Company at risk. While the Company has comprehensive policies and procedures in place to mitigate risk in all phases of vendor management from selection to performance monitoring, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to its business, which could have a material adverse effect on its financial condition and results of operations.

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

Changes in the federal, state, or local tax laws may negatively impact the Company’s financial performance.

The Company is subject to changes in tax law that could increase effective tax rates.  These law changes may be retroactive to previous periods and as a result could negatively affect the Company’s current and future financial performance. Legislation enacted in 2017 resulted in a reduction in the Company’s federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on earnings and capital generation abilities.  During 2021, Congress debated various proposals for increase in the corporate tax rate and possible surcharges on corporate share repurchases as part of the funding for various spending initiatives. Any such increase in the corporate tax rate or surcharges would adversely affect the Company’s results of operations in future periods.

Impairment of investment securities or goodwill could result in a negative impact on the Company’s results of operations.

In assessing whether the impairment of securities is related to a deterioration in credit factors, the Company considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain the securities for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in the Company’s stock price or occurrence of a triggering event following any of its quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, require performance of a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  During 2021, the annual impairment test conducted in October, using discounted cash flows and market based approaches, indicated that the estimated fair value of its sole reporting unit “Bar Harbor Bank & Trust” exceeded the carrying value.  In a future assessments, the Company could conclude that all or a portion of our goodwill may be impaired, which would result in a non-cash charge to earnings.

Revenues from the Company’s wealth management companies are significant to its earnings.

Revenues from the Company’s wealth management business are significant to our earnings.  Generating returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business.  Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Failure in either of the foregoing areas can expose the Company to liability, and result in a decrease in revenues and earnings.

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

Strategic and External Risks

The COVID-19 pandemic may adversely impact our business and financial results, as it is highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the economy and to the lives of individuals. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 continue to evolve, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have an adverse impact on the Company in a number of ways related to credit quality, collateral values, customer demand, funding, operations, interest rate risk, and human capital.

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

Monetary policy and economic environment could impact financial performance.

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

The Company competes with an ever-increasing array of financial service providers. See the section entitled “Competition” of Item 1 of this report for additional competitor information. Competition from nationwide banks, as well as local institutions, continues to mount in the Company’s markets. To compete, the Company focuses on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect growth and profitability.

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

Legal, Regulatory and Compliance Risks

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

Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and may be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft protection programs offered to the Company’s customers represent a significant portion of its noninterest income.  In response to recent increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures, as well as any adoption by the Company’s regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks' overdraft protection practices, could cause it to modify programs and practices in ways that may have a negative impact revenue and earnings.

General Risk Factors

Changes in the Company’s accounting policies or in accounting standards could materially affect its results of operations, and financial condition.

Accounting policies are fundamental to understanding the Company’s results of operations, and financial condition. Some of the accounting policies are critical because they require the Company to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The Company may experience material losses if such estimates or assumptions underlying in the Company’s financial statements are incorrect.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes could materially impact how the Company’s reports its results of operations and financial condition.  New or revised standards could also require retroactive application, which could result in the restatement of the Company’s prior period financial statements in material amounts.

Internal controls may become ineffective in preventing or detecting material errors

The Company regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

ITEM 2. PROPERTIES

The Company’s principal executive office is in a building owned by the Company located at 82 Main Street, Bar Harbor, Maine. The Bank provides full-banking services at 53 locations throughout Maine, New Hampshire and Vermont, of which 33 are owned and 20 are leased. The Bank also has one stand-alone drive-up window in Vermont. In addition to banking offices, the Company also has Operations Centers located in Ellsworth, Maine, and Newport, New Hampshire that house the Company’s operations and data processing centers, as well as leased space in Hampden, Maine, Portland, Maine, Rockland, Maine and Manchester, New Hampshire and owned space in Ellsworth, Maine and Bangor, Maine, where back office support for multiple lines of business and related functions are located. Additionally, the Bank has 1 leased and 2 owned Wealth Management offices in New Hampshire. In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol “BHB”.  As of March 11, 2022, there were 15,012,606 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,471 shareholders of record, as obtained through the Company’s transfer agent. Cash dividends declared and paid totaled $0.24 per share in the second, third and fourth quarter of 2021 and $0.22 per share in the first quarter of 2021 and each quarter of 2020. The Company typically declares and pays dividends in the same quarter.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered equity securities were sold by the Company during the year ended December 31, 2021.

On April 20, 2021, Company's Board of Directors approved a twelve-month plan to repurchase up to 5% of its outstanding common stock, representing 747,000 shares.

The following table indicates that no shares were repurchased by the Company in the fourth quarter of 2021:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
October 1-31, 2021	—	$—	—	747,000
November 1-30, 2021	—	—	—	747,000
December 1-31, 2021	—	—	—	747,000
Total	—	$—	—	747,000

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the Company’s cumulative total stockholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares’ cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite index, and the SNL Bank $1B to $5B Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

Total Return Performance
Bar Harbor Bankshares
NYSE American Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/2019	12/31/2020	12/31/2021
Bar Harbor Bankshares	100.00	87.92	75.09	87.97	81.61	107.99
NYSE American Composite Index	100.00	118.56	104.61	118.96	113.34	168.18
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09

ITEM 6.

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. The information in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in report.

SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2021	2020	2019
Financial Condition Data:
Total assets(7)	$3,709	$3,724	$3,669
Total earning assets(1)	3,377	3,371	3,349
Total investments	626	599	684
Total loans	2,532	2,563	2,635
Allowance for credit losses	23	19	15
Total goodwill and intangible assets	126	127	127
Total deposits	3,049	2,906	2,696
Total borrowings	179	336	531
Total shareholders' equity(7)	424	407	396

Operating Data:
Total interest and dividend income	$111	$126	$135
Total interest expense	15	27	46
Net interest income	96	99	90
Non-interest income	42	43	29
Net revenue(2)	138	142	119
Provision for credit losses	(1)	6	2
Total non-interest expense	91	95	90
Income tax expense(3)	9	8	4
Net income	39	33	23

Ratios and Other Data:
Per Common Share Data
Basic earnings	$2.63	$2.18	$1.46
Diluted earnings	2.61	2.18	1.45
Total book value(6)	28.27	27.29	25.47
Dividends	0.94	0.88	0.86
Common stock price:
High	32.94	25.55	27.58
Low	21.26	13.05	21.24
Close	28.93	22.59	25.39

Weighted average common shares outstanding (in thousands):
Basic	14,969	15,246	15,541
Diluted	15,045	15,272	15,587

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2021	2020	2019
Performance Ratios:(4)
Return on assets	1.06%	0.88%	0.62%
Return on equity(6)	9.50	8.29	5.82
Interest rate spread	2.74	2.92	2.53
Net interest margin(5)	2.88	2.97	2.77
Dividend payout ratio	35.81	40.36	59.09

Organic Growth Ratios:
Total commercial loans	7%	17%	6%
Total loans	(1)	(3)	2
Total deposits	5	8	(2)

Asset Quality and Condition Ratios:
Non-accruing loans/total loans	0.40%	0.48%	0.44%
Net charge-offs/average loans	0.01	0.07	0.03
Allowance for credit losses/total loans	0.90	0.74	0.58
Loans/deposits	83	88	98

Capital Ratios:
Tier 1 capital to average assets - Company	8.66%	8.12%	8.13%
Tier 1 capital to risk-weighted assets - Company	11.90	11.28	11.39
Tier 1 capital to average assets - Bank	9.62	9.02	8.39
Tier 1 capital to risk-weighted assets - Bank	13.22	12.52	11.79
Shareholders equity to total assets(6)	11.43	11.04	10.80
(1)	Earning assets includes non-accruing loans and interest-bearing deposits with other banks. Securities are valued at amortized cost.
(2)	Net revenue is defined as net interest income plus non-interest income.
(3)	In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, and the Company recognized a $4.0 million write-down of its deferred tax assets and liabilities upon revaluation using the lower federal corporate income tax rate of 21.0%
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Fully taxable equivalent considers the impact of tax advantaged securities and loans.
(6)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.
(7)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and average rates and yields on a fully taxable equivalent basis for the periods included:

	Year Ended December 31,
	2021			2020			2019
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$219	$—	0.15%	$89	$—	0.15%	$17	$—	0.96%
Securities available for sale and FHLB stock(2)(3)	621	16	2.63	625	20	3.20	743	25	3.42
Loans:
Commercial real estate	1,210	40	3.34	993	40	4.02	875	42	4.74
Commercial and industrial(3)	348	14	3.98	379	21	5.62	411	19	4.72
Paycheck protection program	51	6	11.93	109	5	4.19	—	—	—
Residential	825	32	3.86	1,078	41	3.78	1,158	45	3.91
Consumer	99	4	3.77	124	5	4.03	116	6	5.10
Total loans (1)	2,533	96	3.78	2,683	112	4.16	2,560	112	4.38
Total earning assets	3,373	112	3.33%	3,397	132	3.87%	3,320	137	4.14%
Cash and due from banks	35			27			64
Allowance for credit losses	(23)			(17)			(15)
Other assets(5)	333			351			277
Total assets(5)	$3,718			$3,758			$3,646

Liabilities
NOW	$949	$1	0.11%	$643	$1	0.20%	$492	$2	0.49%
Savings	629	1	0.09	467	1	0.16	359	1	0.19
Money market	390	1	0.12	396	2	0.42	348	5	1.32
Time deposits	425	6	1.51	796	14	1.80	924	19	2.09
Total interest bearing deposits	2,393	9	0.36	2,302	18	0.78	2,123	27	1.27
Borrowings	175	7	3.82	507	9	1.75	708	19	2.61
Total interest bearing liabilities	2,568	16	0.59%	2,809	27	0.96%	2,831	46	1.61%
Non-interest bearing demand deposits	668			481			394
Other liabilities(5)	68			67			34
Total liabilities(5)	3,304			3,357			3,259

Total shareholders' equity(5)	414			401			387

Total liabilities and shareholders' equity(5)	$3,718			$3,758			$3,646

Net interest income		$96			$105			$91
Net interest spread			2.74%			2.91%			2.53%
Net interest margin			2.88			2.97			2.77
Adjusted net interest margin(4)			2.93			3.01			2.77

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Adjusted net interest margin excludes Paycheck Protection Program loans and interest-earning deposits with other banks.
(5)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

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

	2021 Compared with 2020			2020 Compared with 2019
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Interest-earning deposits with other banks	$11	$191	$202	$(246)	$305	$59
Securities available for sale and FHLB stock	(3,560)	(139)	(3,699)	(1,305)	(4,031)	(5,336)
Loans:
Commercial real estate	(8,244)	8,748	504	(7,140)	5,544	(1,596)
Commercial and industrial	(5,712)	(1,752)	(7,464)	4,694	(1,388)	3,306
Paycheck protection program	3,919	(2,450)	1,469	—	4,569	4,569
Residential	647	(9,566)	(8,919)	(1,407)	(3,107)	(4,514)
Consumer	(263)	(1,011)	(1,274)	(1,320)	426	(894)
Total loans	(9,653)	(6,031)	(15,684)	(5,173)	6,044	871
Total interest income	$(13,202)	$(5,979)	$(19,181)	$(6,724)	$2,318	$(4,406)

Interest expense:
Deposits:
NOW	$(842)	$617	$(225)	$(1,807)	$731	$(1,076)
Savings	(452)	262	(190)	(200)	219	19
Money market	(1,148)	(23)	(1,171)	(3,631)	635	(2,996)
Time deposits	(1,230)	(6,685)	(7,915)	(2,253)	(2,682)	(4,935)
Total deposits	(3,672)	(5,829)	(9,501)	(7,891)	(1,097)	(8,988)
Borrowings	3,619	(5,812)	(2,193)	(4,397)	(5,269)	(9,666)
Total interest expense	$(53)	$(11,641)	$(11,694)	$(12,288)	$(6,366)	$(18,654)
Change in net interest income	$(13,149)	$5,662	$(7,487)	$5,564	$8,684	$14,248

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or For The Years Ended December 31,
(in thousands)	Calculations	2021	2020	2019
Net income		$39,299	$33,244	$22,620
Non-recurring items:
Gain on sale of securities, net		(2,870)	(5,445)	(237)
Loss (gain) on sale of premises and equipment, net		378	(32)	18
Loss on other real estate owned		—	355	166
Loss on debt extinguishment		2,851	1,351	1,096
Acquisition, conversion and other expenses		1,667	5,801	8,317
Income tax expense (1)		(479)	(481)	(2,232)
Total non-recurring items		1,547	1,549	7,128
Total adjusted income(2)	(A)	$40,846	$34,793	$29,748

Net interest income	(B)	$95,573	$99,180	$89,810
Plus: Non-interest income		42,261	42,956	29,069
Total Revenue		137,834	142,136	118,879
Gain on sale of securities, net		(2,870)	(5,445)	(237)
Total adjusted revenue(2)	(C)	$134,964	$136,691	$118,642

Total non-interest expense		$90,508	$94,860	$89,733
Non-recurring expenses:
(Loss) gain on sale of premises and equipment, net		(378)	32	(18)
Loss on other real estate owned		—	(355)	(166)
Loss on debt extinguishment		(2,851)	(1,351)	(1,096)
Acquisition, conversion and other expenses		(1,667)	(5,801)	(8,317)
Total non-recurring expenses		(4,896)	(7,475)	(9,597)
Adjusted non-interest expense(2)	(D)	$85,612	$87,385	$80,136

Total revenue		137,834	142,136	118,879
Total non-interest expense		90,508	94,860	89,733
Pre-tax, pre-provision net revenue		$47,326	$47,276	$29,146

Adjusted revenue(2)		134,964	136,691	118,642
Adjusted non-interest expense(2)		85,612	87,385	80,136
Adjusted pre-tax, pre-provision net revenue(2)		$49,352	$49,306	$38,506

(in millions)
Average earning assets	(E)	$3,373	$3,397	$3,320
Average paycheck protection program (PPP) loans	(R)	51	109	—
Average interest-bearing deposits with other banks	(U)	219	89	17
Average earning assets, excluding PPP loans and interest-earning deposits with other banks	(S)	3,103	3,199	3,303
Average assets(8)	(F)	3,718	3,758	3,646
Average shareholders' equity(8)	(G)	414	401	387
Average tangible shareholders' equity(2)(3)(8)	(H)	288	273	278
Tangible shareholders' equity, period-end(2)(3)(8)	(I)	298	284	269
Tangible assets, period-end(2)(3)(8)	(J)	3,583	3,598	3,542

		At or For The Years Ended December 31,
	Calculations	2021	2020	2019
(in thousands)
Common shares outstanding, period-end	(K)	15,001	14,916	15,558
Average diluted shares outstanding	(L)	15,045	15,272	15,587

Adjusted earnings per share, diluted(2)	(A/L)	$2.72	$2.28	$1.91
Tangible book value per share, period-end(2)(8)	(I/K)	19.86	18.77	17.30
Securities adjustment, net of tax(1)(4)	(M)	1,985	10,023	5,549
Tangible book value per share, excluding securities adjustment(2)(4)(8)	(I+M)/K	19.73	18.09	16.94
Total tangible shareholders' equity/total tangible assets(2)(8)	(I/J)	8.32	7.78	7.60

Performance ratios(5)
Return on assets		1.06%	0.88%	0.62%
Adjusted return on assets(2)	(A/F)	1.10	0.93	0.82
Pre-tax, pre-provision return on assets		1.27	1.26	0.80
Adjusted pre-tax, pre-provision return on assets (2)	(U/F)	1.33	1.31	1.06
Return on equity(8)		9.50	8.29	5.82
Adjusted return on equity(2)(8)	(A/G)	9.87	8.68	7.65
Return on tangible equity(8)		13.92	12.45	8.32
Adjusted return on tangible equity(1)(2)(8)	(A+Q)/H	14.46	13.02	10.86
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	61.29	61.71	64.95
Net interest margin	(B+P)/E	2.88	2.97	2.77
Adjusted net interest margin(2)(7)	(B+P-T-V)/S	2.93	3.01	2.77

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$2,330	$2,477	$2,692
Franchise taxes included in non-interest expense	(O)	528	477	469
Tax equivalent adjustment for net interest margin	(P)	1,653	1,853	2,048
Intangible amortization	(Q)	940	1,024	861
Interest and fees on PPP loans	(T)	6,039	4,569	—
Interest and fees on interest-earning deposits with other banks	(V)	333	131	—
(1)	Assumes a marginal tax rate of 23.71% in 2021 and 2020, 23.87% in 2019.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized gain on securities recorded on the Company’s consolidated balance sheets within total common shareholders’ equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by using adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue tax effected for tax-advantaged assets using a marginal tax rate of 23.71% in 2021 and 2020, and 23.87% in 2019.
(7)	Adjusted net interest margin excludes Paycheck Protection Program loans and interest-earning deposits with other banks.
(8)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

EXECUTIVE OVERVIEW

Bar Harbor Bankshares recorded 2021 net income of $39 million, or $2.61 per diluted share, compared to $33 million, or $2.18 per diluted share, in 2020. Adjusted income (non-GAAP measure) in 2021 was $41 million, or $2.72 per diluted share, and $35 million, or $2.28 per diluted share, for the same period of 2020.  The Company’s return on assets ratio was 1.06% for 2021, up from 0.88% in the prior year.

Net interest margin (NIM) was 2.88% for 2021 compared with 2.97% in 2020. Excluding the effects of PPP fee acceleration, excess cash, and one-time items, adjusted NIM was 2.93% in 2021 compared to 3.01% in 2020.  At year-end 2021, the Company had approximately $200 thousand of remaining PPP deferred fees which are expected to be amortized to the margin in 2022.  The Company saw a leveling of NIM in the second quarter 2021, which was contributed growth in non-maturity deposits, and maturities of wholesale funding that were not replaced.  NIM continued to stabilize in the second half of 2021 due to the execution of several delever and security remix strategies.  Also as result, the Company’s cost of interest-bearing liabilities steadily dropped to 59 basis points in 2021 from 96 basis points during 2020.

In 2021, the Company prepaid $159 million of FHLB borrowings and sold $63 million of securities to offset prepayment penalties, which were replaced with relatively short-lived securities with an average duration of approximately 4 years. The transactions took place in the second half of 2021 and the net result is expected to be fully accretive to NIM and earnings per share starting in 2022.

Non-maturity deposits increased 19% during 2021 due to a significant amount of accounts were opened as new relationships were built and relationships with existing customers deepened. Wholesale funding has decreased to 4% of total funding, down from 18% at year-end 2020. Non-maturity deposit reliance continues to expand, funding earning asset growth with a much more stabilized cost if rates do go up. At year-end 2021, $114 million of wholesale funding remains, which represent longer durations or have associated hedges.

The Company continues to focus on profitability and fee-based revenue remains a priority. The growth seen during this past year has contributed to the expansion of the Company’s key performance metrics, while further enhancing the diversity and strength of revenue streams.  Wealth management and customer service fees in 2021 increased 15% over the prior year, given a 13% increase in assets under management and significant increase in non-maturity deposits. The Wealth Management division continues to deliver a strong performance from both a customer and shareholder perspective.  Customer service revenue benefits from the increase in non-maturity deposits along with adjustments made to product fee schedules based on peer review studies performed in late 2020.  Mortgage banking income benefited from higher secondary market loan sales in 2021, which also accounts for the decrease in residential loans as production was selectively moved between on-balance sheet and held for sale throughout the year.

Commercial real estate loans in 2021 grew 12% over the prior year driven by a balanced mix of new and existing customers that are proven operators and are strong relationships of the Bank. Similarly, the growth in commercial and industrial loans of 5%, excluding paycheck protection program (PPP) loans, came from new and existing customers and represented a variety of industries. Looking forward, the Company’s loan pipelines remain robust and it is seeing momentum continuing into the first quarter of 2022.

The Company adopted CECL effective January 1, 2021, which increased the allowance for credit losses (ACL) by $5.2 million and reserve for unfunded commitments by $1.6 million. Upon adoption, the coverage ratio of ACL to total loans increased to 0.94% from 0.76% in the fourth quarter of 2020, excluding PPP loans.  The provision for credit losses for 2021 was a credit of $1.3 million compared with expense of $5.6 million in 2020.  Steady improvements in   macroeconomic expectations, lower specific reserves along with relative flat growth in total loans contributed to the benefit in 2021.

The Company continues to build long term shareholder value while providing a favorable dividend rate relative to other community banks. The Company’s return on equity for 2021 rose to 9.50% from 8.29% in 2020.  Credit metrics remained strong and stable throughout 2021.  Non-performing loans continue to decline across all categories on a quarterly and year-over- year basis.   There was also noteworthy reduction of criticized loans, down to 3% from 4% at year-end 2020. Moving into 2022, all of these trends are positive and are expected to continue based on the Company’s credit discipline.

In early 2021, the Company performed an intensive review of non-interest expense leveraging a strategic third-party partner. The goal of the review was to identify normalized expense run-rates that are optimal for the Company’s current size and footprint, and establish sustainable run-rates that allow for revenue growth in the future.  Results of the study reduced salary and benefit expense by $2.3 million in 2021 and $3.0 million is expected to be fully realized in 2022.

The Company was named by Newsweek Magazine as one of "America's Best Banks." Best Bank winners were selected from over 2,500 financial institutions and assessed on more than 30 separate factors including the overall health of the bank, customer service performance and features, digital and branch presence, account and loan options, interest rate offerings, and fees.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2021 AND 2020

Cash and cash equivalents

Total cash and cash equivalents at the end of 2021 were $250 million, compared to $226 million at December 31, 2020. Interest-earning cash held with other banks totaled $217 million compared to $198 million at year-end 2020 carrying a yield of 0.15% in both periods. The increase in cash balances reflects the growth in non-maturity deposits.

Securities

Securities totaled $626 million at the end of 2021 and $599 million at year-end 2020 representing 17% and 16% of total assets, respectively.  During 2021 security purchases totaled $250 million and were offset by $93 million of sales, $112 million of maturities, calls and pay-downs of amortizing securities and a $7 million reduction in FHLB stock.  The majority of the sales were made in connection with the Company’s balance sheet delever and security remix strategies in the third and fourth quarters of 2021. Fair value adjustments decreased the security portfolio by $10 million in 2021 compared to an increase $5.8 million during 2020. Unrealized gains decreased in 2021 due to sales and changes in the long-term treasury yield curve. The weighted average yield of the Company's securities portfolio was 2.63% as of December 31, 2021 compared to 3.20% at year-end 2020. At the end of 2021 securities held by the Company had an average life of 5.3 years with an effective duration of 4.21 years compared to 4.8 years and 4.3 years at the end of 2020, respectively.

Loans

In 2021 total loans decreased by $31 million from year-end 2020.  The decrease was the net result of the Company’s strategy to grow its commercial portfolios and sell the majority of its residential loan originations in the secondary market. Commercial loans grew 10% in 2021 when excluding PPP loans, which was driven mostly from new relationships in commercial real estate products. Commercial real estate and commercial and industrial loans, excluding PPP, increased 12% and 5% in 2021, respectively PPP loans totaled $6.7 million at quarter-end, consisting of $6.6 million from 2021 and $104 thousand from 2020, and were $53.8 million at year-end 2020. COVID loan modifications were zero, down from $68.6 million at year-end 2020, as all modified loans have resumed normal payment schedules .Total residential loans decreased $103 million from year-end 2020, which includes $173 million of originations recorded on the balance sheet and $275 million of prepayments/amortization.

Allowance for Credit Losses

The ACL was $22.7 million at the end of 2021 compared to $19.0 million at year-end 2020. The increase is primarily due to the Company’s adoption of CECL as of January 1, 2021, which increased the ACL by $5.2 million and for unfunded commitment reserves by $1.6 million.  Unfunded commitment reserves are recorded in other liabilities.  Since adoption the ACL has decreased due to improved economic forecasts and lower reserves on specific loans offset by changes in loan mix.

Net charge-offs totaled $290 thousand in 2021, down from $1.9 million, or 0.07% of total average loans in 2020. Non-accruing loans improved to $10.2 million, or 0.40% of total loans at the end of 2021 from $12.2 million or 0.48% of total loans at year-end 2020.  The allowance credit losses to total loans ratio was 0.90% at the end of 2021 compared to 0.74% at year-end 2021.  The ratio of allowance for credit losses to non-accrual loans increased to 223% from 157% at year-end 2020.  Increases in both credit quality ratios is primarily the result of the CECL implementation at the beginning of 2021 offset by improvement in economic forecasts throughout the year.

Other Assets

Total other assets were $318 million at the end of 2021 compared to $331 million as of December 31, 2020. The decrease is primarily from a $15 million decrease in the fair value in customer loan and municipal security derivatives offset by $2.2 million increase in community limited partnership investments. Additionally, derivative balances and deferred taxes have been restated for prior periods as described in Note 1 – Summary of Significant Accounting policies.

Deposits and Borrowings

Total deposits were $3.0 billion at the end of 2021 compared to $2.9 billion at year-end 2020. Non-maturity deposits increased $415 million in 2021, or 19% due to growth in new accounts with over 4,884 new customer relationships added. Growth in non-maturity deposits in 2021 and the prepayment of $159 million in FHLB borrowings resulted in a reduction of wholesale funding as a percentage of total funding to 4% from 18% at year-end 2020. Time deposits decreased $273 million to $426 million at year-end 2021 as $178 million of brokered deposits matured in of 2021 and were not replaced due to excess liquidity. Retail time deposits decreased $63.1 million as customers moved funds to transactional accounts upon contractual maturity. Total borrowings decreased by $157 million primarily from the aforementioned delever strategy.

Derivative Financial Instruments and Other Liabilities

The notional balance of derivative financial instruments increased to $944 million at year end 2021 from $877 million in the prior year. The increase is principally due to a $50.0 million new hedge on variable rate loans tied to one-month LIBOR. The net fair value of all derivatives was a liability of $1.1 million at the end of 2021 compared to $5.5 million at year-end 2020. The reduction in net derivative fair values reflects the rise in long-term interest rates. Additionally, derivative balances have been restated for prior periods as described in Note 1 – Summary of Significant Accounting Policies.

Other liabilities totaled $58 million at the end of 2021 compared to $75 million as of December 31, 2020. The decrease primarily reflects a $12 million increase in the customer loan derivatives and a $2.5 million wholesale hedge valuations on higher interest rates compared to 2020.

Equity

Total equity was $424 million, compared with $407 million at year-end 2020. The Company’s book value per share was $28.27 as of December 31, 2021 compared with $27.29 at December 31, 2020. Equity included net unrealized gains on securities, derivative and pension revaluations, net of tax, and totaling $2.3 million at the end of 2021 compared to $6.7 million at year-end 2020. Equity was reduced by $5.2 million due to the Company’s CECL adoption in the first quarter 2021. Additionally, accumulated other comprehensive income has been restated for prior periods as described in Note 1 – Summary of Significant Accounting Policies.  The Company evaluates changes in tangible book value, a non-GAAP financial measure that is a commonly used valuation metric in the investment community, which parallels some regulatory capital measures.  Tangible book value per share increased to $19.86 per share at year-end 2021, up from $18.77 per share at year-end 2020.

During 2021 and 2020, the Company declared and distributed regular cash dividends on its common stock in the aggregate amounts of $14 million and $13 million, respectively.  The Company’s 2021 dividend payout ratio amounted to 36%, compared with 40% in 2020.  Total cash dividends paid in 2021 was $0.94 per common share of stock, compared with $0.88 in 2020.

On April 20, 2021, the Company’s Board of Directors authorized a share repurchase plan (the “Plan”). Under the terms of the Plan, the Company is authorized to repurchase up to 5% of its outstanding common stock, representing approximately 747,000 shares.  The Plan is authorized for twelve months expiring on March 31, 2022 and authorized based on the strength of the Company’s balance sheet and capital position, and the Company’s belief in the intrinsic value of the Company’s common stock.  Given the current market for bank stock prices, the Company believes this program is another tool to enhance long-term shareholder value.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 12 – Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Net Interest Income

Net interest income for 2021 was $96 million compared with $99 million in 2020. The net interest margin was 2.88% in 2021 compared to 2.97% in the prior year.    The 2021 adjusted net interest margin (non-GAAP measure), which excludes PPP loans and excess cash was 2.93% compared to 3.01% for 2020. Acceleration of PPP loan fee amortization due to forgiveness contributed 14 basis points to NIM in 2021 and 4 basis points in the same period of 2020. Interest-bearing cash balances, held mostly at the Federal Reserve Bank, reduced NIM by 19 basis points in the year and 8 basis points in 2020.  The yield on earning assets totaled 3.33% compared to 3.87% in 2020. Excluding the impact of PPP and excess cash, the yield on earning assets totaled 3.42% and 3.97% for the same periods. The decrease was primarily due to lower yields on loans which the Company feels are near-bottom at year-end 2021. The yield on loans was 3.78% in 2021 and 4.16% in 2020. Excluding PPP loans the yield on loans was 3.62% in 2021, and 4.15% in 2020. Costs of interest-bearing liabilities decreased to 0.59% from 0.96% in 2020 due to increased core deposit levels, lower deposit rates and reduced wholesale borrowings.

Provision for Credit Losses

The provision in 2021 was a recapture of $1.3 million compared to and expense of $5.6 million in 2020. The benefit in 2021 is primarily due to the recapture of the day 1 CECL allowance that was established January 1, 2021 given steady improvements in most macroeconomic drivers to the ACL.  The provision also benefited from lower net charge-offs of $209 thousand in 2021 compared to $1.9 million in 2020. Overall credit quality remains strong and credit quality metrics improved with decreases in non-accruing and past due loans.

Non-Interest Income

Non-interest income in 2021 was $42 million compared to $43 million in 2020. The net change reflects an increase in fee income from operations offset by decreased gains on sales of securities. Non-interest income excluding gains on sales of securities increased 5% over the prior year.  Trust management fees were $15 million compared to $13 million in 2020 driven by higher assets under management of $2.5 billion compared to $2.3 billion in 2020. Customer service fees increased 17% to $13 million in 2021, with 3,374 net new core deposit accounts opened during the year. The Company sold securities resulting in gains of $2.9 million during 2021 as part of its delever and security remix strategies. Mortgage banking activities contributed $6.5 million in 2021 and $6.9 million in 2020. The Company took advantage of volatility in the yield curve in 2021 and put residential mortgages on the balance sheet when rates were higher and sold loans in the secondary market when rates were low.

Non-Interest Expense

Non-interest expense was $91 million in 2021 compared to $95 million in 2020.   The decrease is principally due to lower salary and benefit costs as well as decreased non-recurring expenses. Salaries and benefits expense decreased to $47 million compared to $49 million in 2020, the decrease is primarily due to the reduction from the aforementioned expense study in early 2021 offset by higher employee incentive accruals. The decrease also reflects full-time equivalents of 489 compared to 531 in 2020. Non-recurring expenses in 2021 totaled $4.9 million and were mostly made up of the $2.9 million prepayment penalty on debt extinguishment. In 2020 non-recurring expenses totaled $7.5 million and included a loss on debt extinguishment and costs to consolidate wealth management systems. The efficiency ratio for 2021was 61.29% compared to 61.71% in 2020.

Income Tax Expense

Income tax expense was $9.3 million for the year ended December 31, 2021, compared with $8.4 million for the year ended December 31, 2020.  The effective tax rate decreased to 19.2% in 2021 from 20.2% in 2020 primarily from a shift of business to the state of Maine, which has a lower tax rate compared with other jurisdictions.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Net Interest Income

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

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy. Continual monitoring of these ratios, by using historical data and through forecasts under multiple rate and stress scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity. The Bank’s policy is to maintain a liquidity position of at least 8% of total assets. A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

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

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2021, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company’s liquidity position remains strong. At December 31, 2021, available same-day liquidity totaled approximately $1.2 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios. The Company had unused borrowing capacity at the FHLB of $472 million, unused borrowing capacity at the Federal Reserve of $65 million and unused lines of credit totaling $51 million, in addition to over $200 million in unencumbered, liquid investment portfolio assets. The Company has also utilized the Federal Reserve's Paycheck Protection Program Liquidity Facility to provide liquidity to fund PPP loans.

Purchase Obligations

In the normal course of conducting its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third-party contracts for support services. Examples of such contractual agreements include, but are not limited to: services providing core banking systems, ATM and debit card processing, trust services software, accounting software and the leasing of T-1 telecommunication lines and other technology infrastructure supporting the Company’s network.  These types of purchase obligations that will come due during 2022 totaled $4.4 million as of December 31, 2021 which is expected to be funded by cash flows generated from operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the notes on Recently Adopted Accounting Principles and Future Application of Accounting Pronouncements in Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 – Summary of Significant Accounting Policies to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2021 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company's financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.

Allowance for credit losses on loans.

Effective January 1, 2021, the Company adopted CECL, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. See Note 1– Summary of Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses to the consolidated financial statements for information about CECL adoption, areas of judgment and methodologies used in establishing the allowance.

The allowance is sensitive to a number of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The allowance is also sensitive to external factors such as the general health of the economy, as evidenced by changes in unemployment rates, home pricing index, gross domestic product, retail sales, multi-housing starts and changes in commercial real estate values. The Company considers these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts.

Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. Additionally, changes in circumstances related to individually large credits, or certain macroeconomic forecast assumptions may result in volatility.

It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical stressed forecast, the Company estimated the allowance using forecast inputs that were severely unfavorable to the expected scenario for each macroeconomic variable. This unfavorable scenario resulted in an allowance that is approximately $8.8 million higher than the allowance using the expected scenario.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposit accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with option provisions are examined on an individual basis in each rate environment to estimate the likelihood of exercise. Prepayment assumptions for mortgage loans are calibrated using specific Bank experience while mortgage-backed securities are developed from industry standard models of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions.

The simulation models a parallel and pro rata shift in rates over a 12-month period. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual “rate ramp” and a “rate shock” have on earnings expectations. Our net interest income sensitivity analysis reflects changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the simulation horizon. Changes in net interest income based upon these simulations are measured against the flat interest rate scenario.

In 2020, behavioral assumptions regarding both core deposits and residential loans were modified to incorporate the results of a third party model to better reflect the Bank’s unique position and geographic footprint. As of December 31, 2021, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the years ended December 31, 2021 and 2020:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2021
-100	$(1,939)	(2.0)%	$(5,945)	(6.4)%
+200	9,413	10.0	22,220	24.0
At December 31, 2020
-100	(2,368)	(2.6)	(5,849)	(6.6)
+200	7,080	7.7	19,812	22.2

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

As compared to December 31, 2020, the down 100 basis points scenario is improved in both years 1 and 2.  In the up 200 basis points scenario, results are also improved on a year-over-year basis.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 and 3 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2021 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loans balance was $22.7 million at December 31, 2021. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and troubled debt restructurings.

The Company uses the discounted cash flow method to estimate expected credit losses for all loan portfolio segments measured on a pool basis wherein payment expectations are adjusted for estimated prepayment speeds, probability of default (PD), and loss given default (LGD). The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime PD. This analysis also determines how expected PD and LGD will react to forecasted levels of the loss drivers. Management utilizes various economic indicators such as changes in unemployment rates, gross domestic product (GDP), property values and other relevant factors as loss drivers and has determined that, due to historical volatility in economic data, two quarters currently represents a reasonable and supportable forecast period, followed by a six-period reversion to historical mean levels for each of the various economic indicators. The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company’s business impacting the loan portfolio, (v) and other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster. The development of the loan loss allocation for pools of loans with similar risk characteristics requires a significant amount of judgement by management and the assumptions utilized are subject to changing economic conditions.

We identified the Company’s allowance for credit losses on loans as a critical audit matter, specifically the economic forecasts and qualitative factors, because they involved complex auditor judgement in the evaluation of the Company’s methodology and assumptions. Specifically, complex auditor judgement was required to examine the methodology that underpins the allowance for credit losses on pools of loans with similar risk characteristics. This includes modeling of PD, LGD, economic forecasts, and qualitative factors.

Our audit procedures related to this critical audit matter included the following at implementation date and period end, among others:

•We obtained an understanding of the relevant controls related to the allowance for credit losses on loans and tested such controls for design and operating effectiveness, including those over model approval, validation and approval of key data inputs such as economic forecasts and qualitative factors.

•We tested the completeness and accuracy of data used by management in determining inputs to the PD and LGD, such as prepayment speed, by agreeing those inputs to internal or external information sources.

•We evaluated management’s forecasts of future economic indicators for reasonableness, which include unemployment, housing price index, retail sales, and national GDP growth, among others, by comparing these forecasts to external and internal information sources.

•We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness, and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 14, 2022

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$33,508	$27,566
Interest-earning deposits with other banks	216,881	198,441
Total cash and cash equivalents	250,389	226,007

Securities:
Securities available for sale	618,276	585,046
Federal Home Loan Bank stock	7,384	14,036
Total securities	625,660	599,082

Loans held for sale	5,523	23,988

Total loans	2,531,910	2,562,885
Less: Allowance for credit losses	(22,718)	(19,082)
Net loans	2,509,192	2,543,803

Premises and equipment, net	49,382	52,458
Goodwill	119,477	119,477
Other intangible assets	6,733	7,670
Cash surrender value of bank-owned life insurance	79,020	77,870
Deferred tax assets, net(1)	5,547	3,047
Other assets(1)	58,310	70,873
Total assets(1)	$3,709,233	$3,724,275

Liabilities
Deposits:
Demand	$664,420	$544,636
NOW	940,631	738,849
Savings	628,670	521,638
Money market	389,291	402,731
Time	425,532	698,361
Total deposits	3,048,544	2,906,215

Borrowings:
Senior	118,400	276,062
Subordinated	60,124	59,961
Total borrowings	178,524	336,023

Other liabilities(1)	58,018	74,972
Total liabilities(1)	3,285,086	3,317,210

(in thousands, except share data)	December 31, 2021	December 31, 2020
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at December 31, 2021 and December 31, 2020	32,857	32,857
Additional paid-in capital	190,876	190,084
Retained earnings	215,592	195,607
Accumulated other comprehensive income(1)	2,303	6,740
Less: 1,427,059 and 1,512,465 shares of treasury stock at December 31, 2021 and December 31, 2020, respectively	(17,481)	(18,223)
Total shareholders’ equity(1)	424,147	407,065
Total liabilities and shareholders’ equity(1)	$3,709,233	$3,724,275
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except earnings per share data)	2021	2020	2019
Interest and dividend income
Loans	$95,236	$107,085	$111,042
Securities and other	15,568	19,019	24,349
Total interest and dividend income	110,804	126,104	135,391
Interest expense
Deposits	8,543	18,043	27,034
Borrowings	6,688	8,881	18,547
Total interest expense	15,231	26,924	45,581
Net interest income	95,573	99,180	89,810
Provision for credit losses	(1,302)	5,625	2,317
Net interest income after provision for credit losses	96,875	93,555	87,493

Non-interest income
Trust and investment management fee income	15,179	13,378	12,063
Customer service fees	13,212	11,327	10,127
Gain on sales of securities, net	2,870	5,445	237
Mortgage banking income	6,536	6,884	1,626
Bank-owned life insurance income	2,179	2,007	2,053
Customer derivative income	1,010	2,503	2,028
Other income	1,275	1,412	935
Total non-interest income	42,261	42,956	29,069

Non-interest expense
Salaries and employee benefits	47,117	48,920	45,000
Occupancy and equipment	16,356	16,751	14,214
Loss (gain) on sales of premises and equipment, net	378	(32)	18
Outside services	1,943	1,985	1,818
Professional services	1,756	2,060	2,191
Communication	912	892	821
Marketing	1,541	1,385	1,872
Amortization of intangible assets	940	1,024	861
Loss on debt extinguishment	2,851	1,351	1,096
Acquisition, conversion and other expenses	1,667	5,801	8,317
Other expenses	15,047	14,723	13,525
Total non-interest expense	90,508	94,860	89,733

Income before income taxes	48,628	41,651	26,829
Income tax expense	9,329	8,407	4,209
Net income	$39,299	$33,244	$22,620

Earnings per share:
Basic	$2.63	$2.18	$1.46
Diluted	$2.61	$2.18	$1.45

Weighted average common shares outstanding:
Basic	14,969	15,246	15,541
Diluted	15,045	15,272	15,587

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net income	$39,299	$33,244	$22,620
Other comprehensive (loss) income, before tax:
Changes in unrealized (loss) gain on securities available for sale	(10,489)	5,819	18,646
Changes in unrealized gain (loss) on hedging derivatives(1)	3,562	(1,651)	2,060
Changes in unrealized gain (loss) on pension	1,132	(338)	(350)

Income taxes related to other comprehensive income:
Changes in unrealized loss (gain) on securities available for sale	2,451	(1,345)	(4,434)
Changes in unrealized (gain) loss on hedging derivatives(1)	(827)	386	(411)
Changes in unrealized (gain) loss on pension	(266)	77	83
Total other comprehensive (loss) income(1)	(4,437)	2,948	15,594
Total comprehensive income(1)	$34,862	$36,192	$38,214
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)(1)	stock	Total(1)
Balance at December 31, 2018	$32,857	$187,653	$166,526	$(11,802)	$(4,655)	$370,579
Net income	—	—	22,620	—	—	22,620
Other comprehensive income	—	—	—	15,594	—	15,594
Cash dividends declared ($0.86 per share)	—	—	(13,366)	—	—	(13,366)
Treasury stock purchased (9,195 shares)	—	—	—	—	(239)	(239)
Net issuance (34,944 shares) to employee stock plans, including related tax effects	—	(490)	—	—	217	(273)
Recognition of stock based compensation	—	1,373	—	—	—	1,373
Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,792	$(4,677)	$396,288

Net income	—	—	33,244	—	—	33,244
Other comprehensive income	—	—	—	2,948	—	2,948
Cash dividends declared ($0.88 per share)	—	—	(13,417)	—	—	(13,417)
Treasury stock purchased (733,567 shares)	—	—	—	—	(14,188)	(14,188)
Net issuance (91,359 shares) to employee stock plans, including related tax effects	—	(22)	—	—	642	620
Recognition of stock based compensation	—	1,570	—	—	—	1,570
Balance at December 31, 2020	$32,857	$190,084	$195,607	$6,740	$(18,223)	$407,065

Net income	—	—	39,299	—	—	39,299
Other comprehensive income	—	—	—	(4,437)	—	(4,437)
Allowance for credit losses cumulative-effect adjustment - ASU 2016-13 (Note 1)	—	—	(5,242)	—	—	(5,242)
Cash dividends declared ($0.94 per share)	—	—	(14,072)	—	—	(14,072)
Net issuance (85,406 shares) to employee stock plans, including related tax effects	—	(1,357)	—	—	742	(615)
Recognition of stock based compensation	—	2,149	—	—	—	2,149
Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$39,299	$33,244	$22,620
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(170,758)	(240,858)	(69,070)
Proceeds from loan sales	193,468	228,626	63,232
Gain on sale of loans	(4,131)	(5,257)	(493)
Provision for credit losses	(1,302)	5,625	2,317
Net amortization of securities	4,471	3,367	3,341
Deferred tax expense (benefit)	427	(38)	1,020
Change in unamortized net loan costs and premiums	(1,354)	(122)	(555)
Premises and equipment depreciation	4,596	4,771	4,136
Stock-based compensation expense	2,149	1,570	1,373
Accretion of purchase accounting entries, net	(2,274)	(749)	(3,806)
Amortization of other intangibles	940	1,025	861
Income from cash surrender value of bank-owned life insurance policies	(2,179)	(2,007)	(2,053)
Gain on sales of securities, net	(2,870)	(5,445)	(237)
Decrease (increase) in right-of-use lease assets	1,064	(715)	(632)
(Decrease) increase in lease liabilities	(984)	976	660
(Gain) loss on other real estate owned	—	(355)	166
Loss (gain) on premises and equipment, net	378	(32)	18
Net change in other assets and liabilities	(462)	(2,942)	7,174
Net cash provided by operating activities	60,478	20,684	30,072

Cash flows from investing activities:
Proceeds from sales of securities available for sale	92,723	153,200	92,315
Proceeds from maturities, calls and prepayments of securities available for sale	111,552	151,829	115,334
Purchases of securities available for sale	(249,595)	(215,567)	(129,189)
Net change in loans	33,707	70,617	(144,821)
Recoveries of previously charged off loans	608	272	321
Purchase of FHLB stock	(2,565)	(4,105)	(11,687)
Proceeds from sale of FHLB stock	9,217	10,748	26,667
Purchase of premises and equipment, net	(1,716)	(6,776)	(9,185)
Proceeds from premises held for sale	288	903	—
Net investment in community limited partnerships	(1,310)	(2,750)	(22)
Proceeds from death benefit of bank-owned life insurance policy	1,029	—	—
Acquisitions, net of cash acquired	—	(340)	(18,383)
Proceeds from sale of other real estate owned	—	2,205	—
Net cash (used in) provided by investing activities	(6,062)	160,236	(78,650)

Cash flows from financing activities:
Net change in deposits	142,329	210,464	212,693
Net change in short-term senior borrowings	9,324	(248,262)	(308,380)
Proceeds from long-term senior borrowings	—	148,199	328,097
Repayments of long-term senior borrowings	(159,023)	(78,186)	(237,719)
Net change in short-term other borrowings	(7,977)	(17,053)	8,621
Proceeds from subordinated debt issuance	—	—	40,000
Repayments of subordinated debt	—	—	(22,000)
Payment of subordinated debt issuance costs	—	—	(700)
Exercise of stock options	(615)	620	(273)
Purchase of treasury and common stock	—	(14,188)	(239)
Cash dividends paid on common stock	(14,072)	(13,417)	(13,366)
Net cash (used in) provided by financing activities	(30,034)	(11,823)	6,734
(continued)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net change in cash and cash equivalents	24,382	169,097	(41,844)
Cash and cash equivalents at beginning of year	226,007	56,910	98,754
Cash and cash equivalents at end of period	$250,389	$226,007	$56,910

Supplemental cash flow information:
Interest paid	$16,354	$27,423	$45,755
Income taxes paid, net	8,859	10,045	2,371

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,171	243,676
Liabilities acquired	—	(343)	261,814

Other non-cash changes:
Real estate owned acquired in settlement of loans	—	—	250
Initial recognition of operating lease right-of-use assets	—	—	8,991
Initial recognition of operating lease liabilities	—	—	8,991

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

Use of estimates: In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to  the allowance for credit losses, off-balance sheet credit exposures, available for sale securities (effective for periods on or after January 1, 2021, upon adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")), the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets, accounting for income taxes, postretirement benefits, and asset impairment assessments, including the assessment of OTTI of investment securities (for periods prior to January 1, 2021).

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition or disclosure as required by GAAP.

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

Securities: All securities held at December 31, 2021 and 2020 were classified as available-for-sale (“AFS”). Available for sale securities primarily consist of mortgage-backed securities, obligations of state and political subdivisions thereof, and corporate bonds and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to have a credit loss as discussed below. The Company does not have any securities classified as trading or held-to-maturity.

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

A change in the allowance on AFS debt securities may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an AFS debt security is confirmed based on the above described analysis. As of December 31, 2021 and January 1, 2021 (i.e. ASU 2016-13 adoption), there was no allowance carried on the Company’s AFS debt securities. Refer to Note 2 – Securities Available for Sale of the consolidated financial statements for further discussion.

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

The Company periodically evaluates FHLB stock for impairment based on the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2021 and 2020.

Loans Held for Sale: Residential loans originated with the intent to be sold in the secondary market are accounted for at fair value. The Company elected the fair value option of accounting for its loans designated as held for sale as of December 31, 2021. Fair value is primarily determined based on quoted prices for similar loans in active markets. Residential loans held for sale are generally sold with servicing rights retained.  The carrying value of loans sold is reduced by the amount allocated to the servicing right.  Gains and losses on sales of residential loans (sales proceeds minus carrying value) are recorded in non-interest income.   Management consistently evaluates the Company's loan portfolio in conjunction with asset/liability management practices, and will opt to sell certain residential mortgage loans to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains.

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

Upon adoption of ASC 326 or CECL effective January 1, 2021, the Company replaced the incurred loss impairment model that recognized losses when it became probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and TDRs.

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

Individually Evaluated Loans: Prior to the adoption of CECL effective January 1, 2021, a loan was individually evaluated when the loan was considered impaired. Impaired loans were based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments.

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

Accrued Interest. Upon adoption of CECL, effective January 1, 2021, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances within other assets on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the allowance for credit losses, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income. The Company has a policy in place to write-off accrued interest when a loan is placed on non-accrual. Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

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

Premises and Equipment: Land is carried at cost.  Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of the lease term or estimated useful lives of related assets; generally 5 to 39 years for premises and three to eight years for furniture and equipment. Software costs are stated at cost less accumulated depreciation within other assets on the Consolidated Statements of Condition. Amortization expense on software is calculated using the straight-line method over the estimated useful lives of the related assets.

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

Stock Based Compensation: The Company has equity award plans that include stock options, restricted stock awards restricted stock units and performance stock units, which are described more fully in Note 13 – Stock Based Compensation Plans of the Consolidated Financial Statements. The Company recognizes expenses for stock options and restricted awards based on the fair value of these awards as of the grant date. For restricted stock units and performance stock units the expense is recognized over the vesting periods of the grants. The Company uses its treasury shares for issuing shares upon option exercises, restricted stock awards, restricted stock unit vesting and performance stock unit vesting.

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

Revenue Recognition: The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers." ASC 606 requires the Company to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or service. See Note 15 – Revenue from Contracts with Customers of the Company’s Consolidated Financial Statements for additional information on revenue recognition.

Wealth Management:  Wealth management assets held in a fiduciary or agent capacity are not included in the accompanying Consolidated Balance Sheets because they are not assets of the Company.  Trust and investment management fees are primarily comprised of fees earned from consultative investment management, trust administration, tax return preparation, and financial planning. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based on the daily accrual of the market value of the investment accounts and the applicable fee rate.

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

Impact of Adoption

The following table illustrates the adoption of CECL effective January 1, 2021:

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

Revision of Previously Issued Financial Statements

The Company has revised amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K related to errors. The revised amounts relate to derivatives that were incorrectly presented as assets instead of liabilities and related equity effects net of tax and the related effects on comprehensive income and shareholders’ equity.

The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of errors:

Consolidated Balance Sheets

December 31, 2020	As Reported	Adjustment	As Revised
Deferred tax assets, net	$1,745	$1,302	$3,047
Other assets	73,662	(2,789)	70,873
Total assets	$3,725,762	$(1,487)	$3,724,275

Other liabilities	$72,183	$2,789	$74,972
Total liabilities	3,314,421	2,789	3,317,210
Total shareholders' equity	411,341	(4,276)	407,065
Total liabilities and shareholders' equity	$3,725,762	$(1,487)	$3,724,275

Consolidated Statements of Comprehensive Income

Twelve months ended December 31, 2019	As Reported	Adjustment	As Revised
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on hedging derivatives	$2,216	$(156)	$2,060

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on hedging derivatives	(448)	37	(411)
Total other comprehensive income	15,713	(119)	15,594
Total comprehensive income	$38,333	$(119)	$38,214

Twelve months ended December 31, 2020	As Reported	Adjustment	As Revised
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on hedging derivatives	$3,772	$(5,423)	$(1,651)

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on hedging derivatives	(880)	1,266	386
Total other comprehensive income	7,105	(4,157)	2,948
Total comprehensive income	$40,349	$(4,157)	$36,192

Consolidated Statements of Changes in Shareholder's Equity

	As Reported	Adjustment	As Revised
Balance at December 31, 2019	$396,407	$(119)	$396,288
Beginning accumulated other comprehensive income	3,911	(119)	3,792
Other comprehensive income	7,105	(4,157)	2,948
Ending accumulated other comprehensive income	11,016	(4,276)	6,740

Balance at December 31, 2020	$411,341	$(4,276)	$407,065

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

January 1, 2022

Adoption of this ASU primarily changed how the Company estimates credit losses with the application of the expected credit loss model. The Company applied the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has finalized its CECL implementation, received board approval of the final CECL model, completed modelling of off-balance sheet credit risks, completed formal governance and control documentation, and developed and presented revised disclosures for board approval.

The ASU was originally effective for the Company beginning in the first quarter of 2020; however, after the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020, the Securities and Exchange Commission (SEC) staff clarified that once the deferral was elected by a registrant, Dec. 31, 2020, adoption of CECL was required, retrospective to Jan. 1, 2020 (ignoring an early termination of the national emergency). Under the amendments, a registrant electing the delay under the CARES Act is further delayed until Jan. 1, 2022, effective as of Jan. 1, 2022 (absent an early termination of the national emergency). With regard to the amendments to Section 4014, the SEC staff indicated it would not object to a registrant early adopting on Dec. 31, 2020, retrospective to Jan. 1, 2020, or Jan. 1, 2021, effective as of Jan. 1, 2021.

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

New hedging activity

The Company makes the same elections for each hedging relationship designated subsequent to March 31, 2021. Any hedging relationship-specific elections beyond the elections noted above will be documented in the respective inception hedge documentation. Subsequent election of optional expedients and exceptions after March 31, 2021 will be documented in accordance with the elections being made here.

1

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$237,283	$2,289	$(3,455)	$236,117
US Government agency	79,143	1,016	(522)	79,637
Private label	68,691	142	(138)	68,695
Obligations of states and political subdivisions thereof	140,585	1,489	(298)	141,776
Corporate bonds	89,994	2,479	(422)	92,051
Total securities available for sale	$615,696	$7,415	$(4,835)	$618,276

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$206,834	$6,018	$(462)	$212,390
US Government agency	82,878	2,870	(116)	85,632
Private label	19,810	40	(141)	19,709
Obligations of states and political subdivisions thereof	164,766	4,244	(6)	169,004
Corporate bonds	97,689	1,465	(843)	98,311
Total securities available for sale	$571,977	$14,637	$(1,568)	$585,046

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at December 31, 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$4,999	$5,047
Over 1 year to 5 years	24,530	25,112
Over 5 years to 10 years	61,955	60,534
Over 10 years	139,095	143,134
Total bonds and obligations	230,579	233,827
Mortgage-backed securities	385,117	384,449
Total securities available for sale	$615,696	$618,276

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

	Proceeds from Sale
	of Securities
(in thousands)	Available for Sale	Realized Gains	Realized Losses	Net
2021	$92,723	$2,933	$(63)	$2,870
2020	153,200	5,492	(47)	5,445
2019	92,315	993	(756)	237

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$1,589	$127,780	$1,866	$39,717	$3,455	$167,497
US Government agency	381	32,628	141	4,548	522	37,176
Private label	133	44,372	5	16	138	44,388
Obligations of states and political subdivisions thereof	187	36,878	111	6,129	298	43,007
Corporate bonds	94	21,358	328	11,922	422	33,280
Total securities available for sale	$2,384	$263,016	$2,451	$62,332	$4,835	$325,348

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2020
Mortgage-backed securities:
US Government-sponsored enterprises	$209	$40,285	$253	$4,323	$462	$44,608
US Government agency	45	6,776	71	3,297	116	10,073
Private label	—	—	141	19,514	141	19,514
Obligations of states and political subdivisions thereof	6	5,577	—	—	6	5,577
Corporate bonds	555	21,774	288	11,712	843	33,486
Total securities available for sale	$815	$74,412	$753	$38,846	$1,568	$113,258

A summary of securities pledged as collateral for certain deposits and borrowing arrangements as of the years ended December 31, 2021 and December 31, 2020 is as follows:

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$15,326	$17,214	$83,805	$92,862
Securities pledged for repurchase agreements	25,693	28,431	37,444	39,119
Securities pledged for borrowings (1)	45,005	47,568	48,725	51,913
Total securities pledged	$86,024	$93,213	$169,974	$183,894
(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

The Company expects to recover its amortized cost basis on all securities in its AFS portfolio. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at December 31, 2021:

US Government-sponsored enterprises

27 out of the total 533 securities in the Company’s portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.46% of the amortized cost of securities in unrealized loss positions. The FNMA and FHLMC guarantee the contractual cash flows of all of the Company’s US Government- sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year. All securities are performing.

US Government agencies

7 out of the total 156 securities in the Company’s portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 0.66% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of the Company’s US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year. All securities are performing.

Private-label

4 of the total 33 securities in the Company’s portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.20% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

2 of the total 93 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.21% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the year. All securities are performing.

Corporate bonds

3 of the total 29 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.47% of the amortized cost of securities in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

Upon adoption of ASC 326 or CECL, effective January 1, 2021, the Company evaluates its risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. Prior to the adoption of ASC 326, under the incurred loss model, the Company evaluated its risk characteristics of loans based on purpose of the loans.

The following is a summary of total loans, excluding residential loans held for sale, by regulatory call report code segmentation based on underlying collateral for certain loan types:

	December 31,	December 31,
(in thousands)	2021	2020
Commercial construction	$56,263	$117,882
Commercial real estate owner occupied	257,122	219,217
Commercial real estate non-owner occupied	887,092	716,776
Tax exempt	41,280	47,862
Commercial and industrial	307,112	355,684
Residential real estate	888,263	995,216
Home equity	86,657	100,096
Consumer other	8,121	10,152
Total loans	2,531,910	2,562,885
Allowance for credit losses	22,718	19,082
Net loans	$2,509,192	$2,543,803

Total unamortized net costs and premiums included in loan totals were as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Net Unamortized loan origination costs	$3,014	$1,660
Net Unamortized fair value discount on acquired loans	(4,758)	(7,032)
Total	$(1,744)	$(5,372)

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2021 and 2020, accrued interest receivable for loans totaled $6.3 million and $8.7 million, respectively, and is included in the “other assets” line item on the Company’s consolidated balance sheets.

The CARES Act and subsequent legislation established the Payroll Protection Program (PPP), administered directly by the Small Business Administration (SBA). The Company has participated in both 2020 and 2021 rounds of funding.  As of December 31, 2021 and 2020, the Company had 61 and 746 PPP loans outstanding, with an outstanding principal balance of $6.7 million and $53.8 million, respectively.  The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs.  PPP loans are included in the commercial and industrial portfolio segment.

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance.  Characteristics of each loan portfolio segment are as follows:

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

Commercial real estate owner occupied and non-owner occupied - Loans in these segments are primarily owner occupied or income-producing properties.  Loans to Real Estate Investment Trusts (REITs) and unsecured loans to developers that closely correlate to the inherent risk in commercial real estate markets are also included.  Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.  Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.

Tax exempt - Loans in this segment primarily include loans to various state and municipal government entities. Loans made in these borrowers may provide the Company with tax-exempt income. While governed and underwritten similar to commercial loans, they do have unique requirements based on established polices. Almost all state and municipal loans are considered a general obligation of the issuing entity. Given the size of many municipal borrowers, borrowings are normally not rated by major rating agencies.

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

Upon adoption of CECL effective January 1, 2021, the Company replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.  The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and TDRs.

The Company’s activity in the allowance for credit losses for the periods ended are as follows:

	At or for the Year Ended December 31, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$73	$2,111
Commercial real estate owner occupied	1,783	708	(403)	290	373	2,751
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	(210)	5,650
Tax exempt	58	40	—	—	(12)	86
Commercial and industrial	3,137	2,996	(59)	77	(782)	5,369
Residential real estate	5,010	1,732	(77)	159	(962)	5,862
Home equity	285	603	(154)	51	29	814
Consumer other	121	(39)	(205)	9	189	75
Total	$19,082	$5,228	$(898)	$608	$(1,302)	$22,718

	At or For the Year Ended December 30, 2020
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$317	$—	$—	$507	$824
Commercial real estate owner occupied	2,368	—	—	(585)	1,783
Commercial real estate non-owner occupied	4,695	(1,137)	173	4,133	7,864
Tax exempt	67	—	—	(9)	58
Commercial and industrial	3,262	(593)	30	438	3,137
Residential real estate	4,213	(54)	13	838	5,010
Home equity	320	—	—	(35)	285
Consumer other	111	(384)	56	338	121
Total	$15,353	$(2,168)	$272	$5,625	$19,082

The following table presents activity in the allowance for loan losses and select loan information by portfolio segment, under the incurred loss methodology, for the period indicated:

	At or for the Year Ended December 31, 2019
	Commercial	Commercial	Residential
(in thousands)	real estate	and industrial	real estate	Consumer	Total
Balance at beginning of period	$6,984	$2,415	$4,059	$408	$13,866
Charged-off loans	(212)	(359)	(349)	(233)	(1,153)
Recoveries on charged-off loans	194	65	55	9	323
Provision (release) for loan losses	849	1,493	(220)	195	2,317
Balance at end of period	$7,815	$3,614	$3,545	$379	$15,353
Individually evaluated for impairment	1,243	164	106	—	1,513
Collectively evaluated	6,572	3,450	3,439	379	13,840
Total	$7,815	$3,614	$3,545	$379	$15,353

Unfunded Commitments

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

	At or for the Years Ended December 31,
(in thousands)	2021	2020	2019
Beginning Balance	$359	$314	$304
Impact of CECL adoption	1,616	—	—
Provision for credit losses	177	45	10
Ending Balance	$2,152	$359	$314

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

The Company periodically reassesses asset quality indicators to reflect appropriately the risk composition of the Company’s loan portfolio. Based on the most recent analysis performed the Company’s loans by year of origination, loan segmentation and risk indicator as of December 31, 2021 were as follows:

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263

Commercial real estate owner occupied
Risk rating:
Pass	$12,940	$25,240	$34,782	$49,136	$19,292	$103,144	$244,534
Special mention	—	—	760	—	—	2,659	3,419
Substandard	—	—	1	853	247	7,737	8,838
Doubtful	—	—	—	167	—	164	331
Total	$12,940	$25,240	$35,543	$50,156	$19,539	$113,704	$257,122

Commercial real estate non-owner occupied
Risk rating:
Pass	$235,646	$172,785	$119,326	$39,663	$136,120	$165,329	$868,869
Special mention	—	—	174	—	—	14,789	14,963
Substandard	—	—	—	—	—	3,097	3,097
Doubtful	—	—	—	—	—	163	163
Total	$235,646	$172,785	$119,500	$39,663	$136,120	$183,378	$887,092

Tax exempt
Risk rating:
Pass	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280

Commercial and industrial
Risk rating:
Pass	$77,608	$80,569	$33,405	$16,457	$33,413	$61,594	$303,046
Special mention	—	—	584	468	172	1,396	2,620
Substandard	58	3	512	—	48	578	1,199
Doubtful	—	—	—	—	92	155	247
Total	$77,666	$80,572	$34,501	$16,925	$33,725	$63,723	$307,112

(continued)

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Residential real estate
Performing	$191,466	$120,495	$83,044	$62,299	$59,642	$364,482	$881,428
Nonperforming	—	—	—	286	178	6,371	6,835
Total	$191,466	$120,495	$83,044	$62,585	$59,820	$370,853	$888,263

Home equity
Performing	$12,770	$10,461	$9,005	$7,855	$6,474	$38,823	$85,388
Nonperforming	—	—	—	—	—	1,269	1,269
Total	$12,770	$10,461	$9,005	$7,855	$6,474	$40,092	$86,657

Consumer other
Performing	$2,525	$1,659	$792	$669	$92	$2,379	$8,116
Nonperforming	—	—	—	—	—	5	5
Total	$2,525	$1,659	$792	$669	$92	$2,384	$8,121

Total Loans	$557,128	$416,298	$302,564	$201,660	$261,099	$793,161	$2,531,910

The following table summarizes credit risk exposure indicators by portfolio segment, under the incurred loss methodology, as of the period indicated:

	December 31, 2020
	Commercial	Commercial	Residential
(in thousands)	Real Estate	and Industrial	Real Estate	Consumer	Total
Grade:
Pass	$1,053,773	$422,016	$—	$—	$1,475,789
Performing	—	—	914,749	112,190	1,026,939
Special mention	6,075	2,771	—	—	8,846
Substandard	22,267	15,180	—	—	37,447
Doubtful	2,265	1,100	—	—	3,365
Loss	1	2	—	—	3
Non-performing	—	—	9,142	1,354	10,496
Total	$1,084,381	$441,069	$923,891	$113,544	$2,562,885

Past Dues

The following is a summary of past due loans for the periods ended:

	December 31, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$56,263	$56,263
Commercial real estate owner occupied	1,190	7	1	1,198	255,924	257,122
Commercial real estate non-owner occupied	—	—	—	—	887,092	887,092
Tax exempt	—	—	—	—	41,280	41,280
Commercial and industrial	31	318	185	534	306,578	307,112
Residential real estate	5,010	1,238	1,416	7,664	880,599	888,263
Home equity	699	149	101	949	85,708	86,657
Consumer other	29	—	2	31	8,090	8,121
Total	$6,959	$1,712	$1,705	$10,376	$2,521,534	$2,531,910

	December 31, 2020
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$74	$—	$1	$75	$117,807	$117,882
Commercial real estate owner occupied	1,309	464	438	2,211	217,006	219,217
Commercial real estate non-owner occupied	503	674	624	1,801	714,975	716,776
Tax exempt	—	—	—	—	47,862	47,862
Commercial and industrial	161	—	193	354	355,330	355,684
Residential real estate	9,178	2,511	3,200	14,889	980,327	995,216
Home equity	1,062	614	375	2,051	98,045	100,096
Consumer other	20	—	2	22	10,130	10,152
Total	$12,307	$4,263	$4,833	$21,403	$2,541,482	$2,562,885

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	December 31, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	783	424	—
Commercial real estate non-owner occupied	622	459	—
Tax exempt	—	—	—
Commercial and industrial	677	542	30
Residential real estate	6,835	2,537	41
Home equity	1,269	305	63
Consumer other	5	—	—
Total	$10,191	$4,267	$134

	December 31, 2020
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$258	$—	$—
Commercial real estate owner occupied	3,038	929	—
Commercial real estate non-owner occupied	383	118	—
Tax exempt	—	—	—
Commercial and industrial	1,223	1,065	—
Residential real estate	5,883	4,948	—
Home equity	1,345	1,346	267
Consumer other	58	58	—
Total	$12,188	$8,464	$267

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the year ended December 31, 2021 and 2020.

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent-financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date.

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	December 31, 2021		December 31, 2020
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$259	$—
Commercial real estate owner occupied	783	—	3,441	—
Commercial real estate non-owner occupied	622	—	383	—
Tax exempt	—	—	—	—
Commercial and industrial	385	292	625	607
Residential real estate	6,835	—	7,432	—
Home equity	1,269	—	1,493	—
Consumer other	5	—	60	—
Total	$9,899	$292	$13,693	$607

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

The following tables include the recorded investment and number of modifications identified during the periods ended. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Modifications may include adjustments to interest rates, payment amounts, extensions of maturity, court ordered concessions or other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. There were no modifications qualifying as TDR’s for the year ended December 31, 2021.

	Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial construction	—	$—	$—	$—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	1	54	244	24
Tax exempt	—	—	—	—
Commercial and industrial	7	315	325	—
Residential real estate	—	—	—	—
Home equity	1	26	24	—
Consumer other	1	9	8	—
Total	10	$404	$601	$24

	Year Ended December 31, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial construction	—	$—	$—	$—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	10	630	529	69
Tax exempt	—	—	—	—
Commercial and industrial	9	866	774	—
Residential real estate	12	1,427	1,327	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	31	$2,923	$2,630	$69

The following tables summarize the types of loan concessions made for the periods presented:

	December 31, 2020		December 31, 2019
		Post-Modification		Post-Modification
	Number of	Outstanding	Number of	Outstanding
(in thousands)	Modifications	Balance	Modifications	Balance
Interest only payments and maturity concession	—	$—	2	$73
Interest rate, forbearance and maturity concession	4	384	—	—
Amortization and maturity concession	—	—	4	273
Amortization concession	—	—	—	—
Amortization, interest rate and maturity concession	—	—	5	539
Forbearance	—	—	5	346
Forbearance and interest only payments	1	24	7	692
Forbearance and maturity concession	—	—	4	472
Forbearance, amortization and maturity concession	—	—	—	—
Maturity concession	5	193	—	—
Other	—	—	4	235
Total	10	$601	31	$2,630

For the year ended December 31, 2021 there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

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

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2021 and December 31, 2020 totaled $574 thousand and $633 thousand, respectively.

Loan Concentrations

Loan concentrations in specific industries may occasionally emerge as a result of economic conditions, changes in local demands, natural loan growth and runoff. At December 31, 2021 the largest industry concentration outside of commercial real estate was the hospitality industry which represents 11% or $283.3 million of the Company’s total loan portfolio, compared with 11% or $276.4 million at December 31, 2020.

Loans to Related Parties

In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2021 and December 31, 2020 are summarized below:

(in thousands)	2021	2020
Beginning balance	$6,131	$8,209
New loans	335	1,589
Less: repayments	(3,087)	(3,667)
Ending balance	$3,379	$6,131

Mortgage Banking

Loans sold

For the years ended December 31, 2021 and 2020, the Company sold $189.3 million and $226.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $4.1 million and $5.3 million, respectively.

Loans Held for Sale

The Company had identified and designated loans with an unpaid principal balance of $5.4 million and $24.0 million as residential loans held for sale at December 31, 2021 and 2020, respectively.  The Company elected the fair value option of accounting for its loans designated as held for sale as of December 31, 2021 and the total adjustment was $113 thousand. At December 31, 2020 loans designated as held for sale were accounted for at the lower of fair value or amortized cost. The interest rate exposure on loans held for sale are mitigated through forward delivery commitments with certain approved secondary market investors. Forward delivery commitments were $14.8 million, and $50.6 million, respectively.  Refer to Note 10 for further discussion of the Company's forward delivery commitments.

Servicing Assets

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2021 and 2020, the Company was servicing loans for participants totaling $653.4 million and $596.3 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.6 million for the year ended 2021 and $1.3 million for the years ended, 2020, and 2019, and is included as a component of other income within non- interest income.

Servicing rights activity during 2021 and 2020, included in other assets, was as follows:

	At or for the Twelve Months Ended
	December 31,
(in thousands)	2021	2020
Balance at beginning of year	$3,353	$3,001
Additions	565	597
Amortization	(245)	(245)
Balance at end of year	$3,673	$3,353

NOTE 4.           PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2021 and December 31, 2020 are summarized as follows:

			Estimated Useful
(in thousands, except years)	2021	2020	Life
Land	$4,949	$5,531	N/A
Buildings and improvements	55,499	55,366	5-39 years
Furniture and equipment	14,661	13,865	3-8 years
Premises and equipment, gross	75,109	74,762
Accumulated depreciation	(25,727)	(22,304)
Premises and equipment, net	$49,382	$52,458

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $4.6 million, $4.8 million and $4.1 million, respectively.

Premises held for sale for the years ended December 31, 2021 and 2020 were $226 thousand and $962 thousand, respectively and are included in other assets. The Company measures assets held for sale at the lower of amortized cost or estimated fair value less 6% selling costs. The Company sold $579 thousand of premises held for sale in 2021 for a net loss of $291 thousand.  The Company sold $802 thousand of premises held for sale in 2020 at a gain of $122 thousand, there were no sales in 2019. There were $157 thousand of impairment charges recognized in 2021 due to the demolition of a building and no impairment charges recognized in 2020 and 2019.

NOTE 5.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2021 and 2020 is as follows:

(in thousands)	2021	2020
Balance at beginning of year	$119,477	$118,649
Acquisition	—	828
Balance at end of year	$119,477	$119,477

In the fourth quarter of 2021, the Company completed its annual goodwill impairment testing using balance sheet and market data as of September 30, 2021. The analysis was performed at the consolidated Bank level of the Company, which is considered the smallest reporting unit carrying goodwill. The step one analysis under the guidance of ASC 350 was passed, and therefore no goodwill impairment was recognized for the year ended December 31, 2021.  No impairment was recorded in 2020 and 2019.

The components of other intangible assets in 2021 and 2020 are as follows:

	2021
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(4,210)	$5,273
Customer list and other intangibles	2,118	(658)	1,460
Total	$11,601	$(4,868)	$6,733

	2020
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(3,465)	$6,018
Customer list and other intangibles	2,118	(466)	1,652
Total	$11,601	$(3,931)	$7,670

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from 5 years to 11 years. Amortization expenses related to intangibles totaled $940 thousand in 2021, $1.0 million in 2020 and $861 thousand in 2019.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2021 is as follows:

Other Intangible
(in thousands)	Assets
2022	$932
2023	932
2024	932
2025	932
2026	932
and thereafter	2,073
Total	$6,733

NOTE 6.           DEPOSITS

A summary of time deposits at December 31, 2021 and December 31, 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Time less than $100,000	$181,586	$325,646
Time $100,000 through $250,000	169,645	278,940
Time $250,000 or more	74,301	93,775
Total	$425,532	$698,361

At December 31, 2021 and December 31, 2020, the scheduled maturities by year for time deposits are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Within 1 year	$318,692	$574,007
Over 1 year to 2 years	71,247	61,584
Over 2 years to 3 years	18,201	41,145
Over 3 years to 4 years	8,498	12,875
Over 4 years to 5 years	6,751	8,728
Over 5 years	2,143	22
Total	$425,532	$698,361

Included in time deposits are brokered deposits of $16.1 million and $193.7 million at December 31, 2021 and December 31, 2020, respectively. Also included in time deposits are reciprocal deposits of $17.3 million and $8.1 million at December 31, 2021 and December 31, 2020, respectively.

NOTE 7.           BORROWED FUNDS

Borrowed funds at December 31, 2021 and December 31, 2020 are summarized, as follows:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$75,000	0.30%	$65,676	1.19%
Other borrowings	19,802	0.17	27,779	0.15
Total short-term borrowings	94,802	0.21	93,455	0.44
Long-term borrowings
Advances from the FHLB	23,598	1.08	182,607	1.73
Subordinated borrowings	60,124	4.34	59,961	4.34
Total long-term borrowings	83,722	3.42	242,568	2.37
Total	$178,524	0.91%	$336,023	1.41%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. The Company also maintains a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2021 and 2020.

The Company also has capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2021, the Company’s available secured line of credit at the FRB was $64.7 million. The Company has pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB as of December 31, 2021 and December 31, 2020.

The Company maintains an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $50 million as of December 31, 2021 and December 31, 2020. There was no outstanding balance on the line of credit as of December 31, 2021 and December 31, 2020.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at December 31, 2021 include $20.0 million of callable advances and $298 thousand of amortizing advances. The advances outstanding at December 31, 2020 include $20.0 million of callable advances and $307 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of December 31, 2021 is as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2022	$75,000	0.30%
2023	—	—
2024	1,000	—
2025	2,300	—
2026	20,000	1.21
2027 and thereafter	298	4.20
Total FHLB advances	$98,598	0.49%

The Company executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate ("SOFR") plus 3.27%. The Company has the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $496 thousand and $659 thousand net of amortization as of December 31, 2021 and 2020 respectively, that are netted against the subordinated debt.

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

Repurchase Agreements

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales, and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The Company’s repurchase agreements accounted for as secured borrowings, as of December 31, 2021 and December 31, 2020 is as follows:

	December 31,
(in thousands)	2021	2020
Customer Repurchase Agreements
US Government-sponsored enterprises	$19,802	$27,779
Total	$19,802	$27,779

NOTE 8.           EMPLOYEE BENEFIT PLANS

Pension Plans

The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. The Plan was assumed in connection with a business combination in 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2021, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met. The Company did not have any defined benefit pension plans prior to 2017.

The following tables set forth information about the plan for the year ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,650	$8,926
Service cost	—	—
Interest cost	233	282
Actuarial loss	(406)	913
Benefits paid	(326)	(319)
Settlements	(550)	(152)
Projected benefit obligation at end of year	8,601	9,650

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	12,040	11,078
Expected return on plan assets	1,258	1,433
Contributions by employer	—	—
Benefits paid	(326)	(319)
Settlements	(550)	(152)
Fair value of plan assets at end of year	12,422	12,040

Overfunded status	$(3,821)	$(2,390)

Amounts recognized in consolidated balance sheet:
Other assets	$3,821	$2,390

Net periodic pension cost is comprised of the following for the year ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Interest cost	$233	$282
Expected return on plan assets	(712)	(708)
Settlement Charge	—	—
Net periodic pension benefit credit	$(479)	$(426)

(in thousands)	2021	2020
Net actuarial (gain) loss	$(953)	$178
Settlement charge	—	—
Net period pension benefit (credit)	(479)	(426)
Total recognized in net periodic benefit (credit) and other comprehensive income	$(1,432)	$(248)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Net actuarial (gain) loss	$(953)	$178
Settlement charge	—	—
Prior service cost	1,072	893
Total accumulated other comprehensive loss (pre-tax)	$119	$1,071

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $91 thousand. The Company expects to make no cash contributions to the pension trust during the 2022 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2021 and 2020 were as follows:

	2021	2020
Projected benefit obligation
Discount rate	2.80%	2.46%
Net periodic pension cost
Discount rate	2.46%	3.23%
Long-term rate of return on plan assets	6.00	6.00

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

The Company’s overall investment strategy with respect to the Plan’s assets is to maintain assets at a level that will sufficiently cover future beneficiary obligations while achieving long term growth in assets. The Plan’s targeted asset allocation is 20% equity securities and 80% fixed-income securities primarily consisting of long-term products.

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

The fair value of the Plan’s assets by category and level within fair value hierarchy are as follows at December 31, 2021 and 2020:

	2021
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$952	$952	$—
Mid-cap	296	296	—
Small-cap	302	302	—
International	573	573
Fixed income funds:
Fixed-income - core plus	—	—	—
Intermediate duration	—	—	—
Long duration	9,042	9,042	—
Common stock	653	653	—
Common/collective trusts - large-cap	244	—	244
Cash equivalents - money market	360	360	—
Total	$12,422	$12,178	$244

	2020
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$2,364	$2,364	$—
Mid-cap	744	744	—
Small-cap	765	765	—
International	1,499	1,499
Fixed income funds:
Fixed-income - core plus	3,880	3,880	—
Intermediate duration	1,338	1,338	—
Common stock	510	510	—
Common/collective trusts - large-cap	620	—	620
Cash equivalents - money market	320	320	—
Total	$12,040	$11,420	$620

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2021 and 2020.

Estimated benefit payments under the Company’s pension plan over the next 10 years at December 31, 2021 are as follows:

(in thousands)	Payments
2022	$350
2023	346
2024	353
2025	348
2026	412
2027-2031	2,192
Total	$4,001

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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2021 and December 31, 2020:

(in thousands)	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,969	$2,979
Service cost	—	—
Interest cost	44	81
Actuarial (gain) loss	(147)	202
Benefits paid	(260)	(293)
Projected benefit obligation at end of year	$2,606	$2,969

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	260	293
Benefits paid	(260)	(293)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$2,606	$2,969

Amounts recognized in consolidated balance sheet
Other liabilities	$2,606	$2,969

Net periodic benefit cost is comprised of the following for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Interest cost	$44	$81
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	43	42
Net periodic benefit cost	$87	$123

(in thousands)	2021	2020
Net actuarial (gain) loss	$(137)	$202
Amortization of unrecognized actuarial loss	(43)	(42)
Total recognized in net periodic benefit cost and other comprehensive loss	$(180)	$160

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2021 and 2020 are as follows:

(in thousands)	2021	2020
Accumulated other comprehensive loss at beginning of the year (pre-tax)	$779	$619
Actuarial (gain) loss	(137)	202
Amortization of actuarial loss	(43)	(42)
Accumulated other comprehensive loss at end of year (pre-tax)	$599	$779

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $461 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $37 thousand.

The principal actuarial assumptions used at December 31, 2021 and December 31, 2020 were as follows:

	2021	2020
Discount rate beginning of year	1.56%	2.65%
Discount rate end of year	2.12	1.56

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double- A Curve as of the measurement date.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2022	$260
2023	260
2024	260
2025	260
2026	231
2027-2031	2,027
Total	$3,298

401(k) Plan

The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2021, 2020, and 2019 was $1.2 million, $1.2 million, and $1.1 million, respectively.

Other Plans

As a result of the acquisition of a business combination in 2017, the Company assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $8.0 million at December 31, 2021 and $8.8 million at December 31, 2020. Income recorded in 2021 was $312 thousand and expense recorded in 2020 and 2019 under these agreements was $793 thousand and $779 thousand, respectively.

The Company also assumed split-dollar life insurance agreements from the 2017 business combination with an accrued liability of $876 thousand at December 31, 2021 and $919 thousand at December 31, 2020. The Company recorded income for the split-dollar life insurance agreements of $22 thousand in 2021 and expense of $65 thousand and $163 thousand in 2020 and 2019, respectively.

NOTE 9.           INCOME TAXES

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Current:
Federal tax expense	$7,796	$7,165	$2,639
State tax expense	1,106	1,280	550
Total current tax expense	8,902	8,445	3,189

Deferred tax expense	427	(38)	1,020
Total income tax expense	$9,329	$8,407	$4,209

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%) to recorded income tax expense for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$10,210	21.00%	$8,747	21.00%	$5,633	21.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,280	2.63	1,120	2.69	547	2.04
Tax exempt interest	(1,240)	(2.55)	(1,301)	(3.12)	(1,375)	(5.13)
Federal tax credits	(582)	(1.20)	(330)	(0.79)	(282)	(1.05)
Officers' life insurance	(466)	(0.96)	(403)	(0.97)	(431)	(1.61)
Gain of disposal of low income housing tax credit investments	—	—	147	0.35	—	—
Stock-based compensation plans	(73)	(0.15)	52	0.12	(20)	(0.07)
Other	200	0.42	375	0.90	137	0.51
Effective tax rate	$9,329	19.19%	$8,407	20.18%	$4,209	15.69%

The net deferred tax asset was $5.5 million at December 31, 2021 and $3.0 million at December 31, 2020.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are summarized below:

	2021		2020
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for credit losses	$5,214	$—	$4,464	$—
Deferred compensation	3,965	—	4,129	—
Unrealized gain or loss on securities available for sale	—	1,055	—	3,046
Unrealized gain or loss on derivatives(1)	201	—	567	—
Depreciation	—	2,033	—	2,261
Deferred loan origination fees, net(2)	432	—	451	—
Non-accrual interest	593	—	492	—
Branch acquisition costs and goodwill	—	1,326	—	1,034
Core deposit intangible	—	929	—	1,078
Acquisition fair value adjustments(2)	208	—	192	—
Prepaid expenses	—	205	—	301
Mortgage servicing rights	—	843	—	784
Equity compensation	668	—	432	—
Prepaid pension	—	739	—	377
Contract incentives	820	—	1,017	—
Right of use asset	—	2,129	—	2,419
Lease liability	2,213	—	2,487	—
Other	492	—	116	—
Total	$14,806	$9,259	$14,347	$11,300
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.
(2)	With the adoption of CECL, premiums and discounts on acquired loans are presented along with deferred loan origination fees, net.

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.

GAAP requires the measurement of unrecorded tax benefits related to uncertain tax positions. An unrecorded tax benefit is the difference between the tax benefit of a position taken, or expected to be taken, on a tax return and the benefit recorded for accounting purposes. At December 31, 2021 and 2020, the Company had no unrecorded tax benefits and does not expect its position to significantly change within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire and Massachusetts. The Company is no longer subject to examination by taxing authorities for years before 2018.

NOTE 10.           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Information about derivative assets and liabilities at December 31, 2021 and December 31, 2020, follows:

	December 31, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.0	$(121)	Other liabilities
Interest rate swap on variable rate loans	50,000	4.2	(756)	Other liabilities
Total cash flow hedges	125,000		(877)

Fair value hedges:
Interest rate swap on securities	37,190	7.6	(530)	Other liabilities
Total fair value hedges	37,190		(530)

Economic hedges:
Forward sale commitments	16,600	0.1	15	Other assets
Customer Loan Swaps-MNA Counterparty	260,102	6.2	(9,429)	Other liabilities
Customer Loan Swaps-RPA Counterparty	115,285	6.7	(4,421)	Other liabilities
Customer Loan Swaps-Customer	375,387	6.4	13,850	Other assets
Total economic hedges	767,374		15

Non-hedging derivatives:
Interest rate lock commitments	14,059	0.1	283	Other assets
Total non-hedging derivatives	14,059		283

Total	$943,623		$(1,109)

	December 31, 2020
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	4.0	$(2,664)	Other liabilities
Total cash flow hedges	75,000		(2,664)

Fair value hedges:
Interest rate swap on securities(1)	37,190	8.6	(2,789)	Other liabilities
Total fair value hedges	37,190		(2,789)

Economic hedges:
Forward sale commitments	50,629	0.2	(95)	Other liabilities
Customer Loan Swaps-MNA Counterparty	235,947	6.8	(15,938)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,285	7.9	(9,957)	Other liabilities
Customer Loan Swaps-Customer	355,232	7.1	25,895	Other assets
Total economic hedges	761,093		(95)

Non-hedging derivatives:
Interest rate lock commitments	3,320	0.1	22	Other assets
Total non-hedging derivatives	3,320		22

Total	$876,603		$(5,526)
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

As of December 31, 2021, and 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
December 31, 2021
Interest rate swap on securities	Securities Available for Sale	$39,726	$2,536

December 31, 2020
Interest rate swap on securities	Securities Available for Sale	$40,209	$3,019

Information about derivative assets and liabilities for December 31, 2021 and December 31, 2020, follows:

	Year Ended December 31, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$1,950	Interest expense	$—	Interest expense	$(727)
Interest rate swap on variable rate loans	(582)	Interest income	—	Interest income	211
Total cash flow hedges	1,368		—		(516)

Fair value hedges:
Interest rate swap on securities	3,087	Interest income	—	Interest income	(566)
Total fair value hedges	3,087		—		(566)

Economic hedges:
Forward commitments	—	Other income	—	Other income	110
Total economic hedges	—		—		110

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other income	261
Total non-hedging derivatives	—		—		261

Total	$4,455		$—		$(711)
(1)	As of December 31, 2021 the Company does not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

	Year Ended December 31, 2020
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income(1)	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(2,876)	Interest expense	$(3,935)	Interest expense	$(829)
Total cash flow hedges	(2,876)		(3,935)		(829)

Fair value hedges:
Interest rate swap on securities	(208)	Interest income	—	Interest income	(281)
Total economic hedges	(208)		—		(281)

Economic hedges:
Forward commitments	—	Other income	—	Other income	(11)
Total economic hedges	—		—		(11)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	(37)
Total non-hedging derivatives	—		—		(37)

Total	$(3,084)		$(3,935)		$(1,158)
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$95,236	15,568	$8,543	6,688	$42,261

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	(669)	(58)	—
Interest rate swap on variable rate loans	211	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(566)	—	—	—

	Year Ended December 31, 2020
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$107,085	19,019	$18,043	8,881	$42,956

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	(793)	(37)	—
Interest rate swap on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(281)	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of December 31, 2021 the Company has two interest rate swaps on wholesale borrowings (the "SWAPS") to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements were entered in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered on April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays the Company interest on the three-month LIBOR rate. The Company designated the swaps as a cash flow hedge.

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

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. Currently, the Company has posted cash of $12.0 million with counterparties.

The below table describes the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2021
Customer Loan Derivatives:
MNA counterparty	$(9,429)	$9,429	$12,000	$12,000
RPA counterparty	(4,421)	4,421	—	—
Total	$(13,850)	$13,850	$12,000	$12,000

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

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2021 and December 31, 2020:

(in thousands)	2021	2020
Commitments to originate new loans	$115,563	$71,857
Unused funds on commercial and other lines of credit	98,993	202,217
Unadvanced funds on home equity lines of credit	117,351	117,198
Unadvanced funds on construction and real estate loans	168,883	106,935
Commercial and standby letters of credit	3,061	3,481
Letters of credit securing municipal deposits	221,804	181,150
Total	$725,655	$682,838

Legal Claims

Various legal claims arise from time to time in the normal course of business. As of December 31, 2021, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of the Company’s business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, future, probable losses cannot be estimated as of December 31, 2021.

NOTE 12.           SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The actual and required capital ratios at December 31, 2021 and December 31, 2020 were as follows:

	2021
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$380,690	14.32%	$265,845	10.00%
Common equity tier 1 capital to risk-weighted assets	295,635	11.12	172,808	6.50
Tier 1 capital to risk-weighted assets	316,255	11.90	212,608	8.00
Tier 1 capital to average assets	316,255	8.66	182,595	5.00

Bank
Total capital to risk-weighted assets	$375,435	14.14%	$265,513	10.00%
Common equity tier 1 capital to risk-weighted assets	351,000	13.22	172,579	6.50
Tier 1 capital to risk-weighted assets	351,000	13.22	212,405	8.00
Tier 1 capital to average assets	351,000	9.62	182,432	5.00

	2020
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$353,239	13.56%	$260,457	10.00%
Common equity tier 1 capital to risk-weighted assets	273,178	10.49	169,297	6.50
Tier 1 capital to risk-weighted assets	273,178	11.28	193,742	8.00
Tier 1 capital to average assets	273,178	8.12	168,147	5.00

Bank
Total capital to risk-weighted assets	$345,397	13.27%	$260,284	10.00%
Common equity tier 1 capital to risk-weighted assets	325,956	12.52	169,226	6.50
Tier 1 capital to risk-weighted assets	325,956	12.52	208,279	8.00
Tier 1 capital to average assets	325,956	9.02	180,685	5.00

At each date shown, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework. To be categorized as “well-capitalized”, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

The Company and the Bank are subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be “well-capitalized.” All banking organizations must maintain a minimum Common equity tier 1 risk-based capital ratio of 6.5%, a minimum Tier 1 risk-based capital ratio of 8.0% and a minimum Total risk- based capital ratio of 10.0%.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2021 and December 31, 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Accumulated other comprehensive income, before tax:
Net unrealized gain on AFS securities	$2,580	$13,069
Net unrealized gain (loss) on hedging derivatives(1)	1,130	(2,432)
Net unrealized loss on post-retirement plans	(718)	(1,850)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized gain on AFS securities	(595)	(3,046)
Net unrealized (gain) loss on hedging derivatives(1)	(260)	567
Net unrealized loss on post-retirement plans	166	432
Accumulated other comprehensive income(1)	$2,303	$6,740
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

The following table presents the components of other comprehensive income in 2021, 2020 and 2019:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(7,619)	$1,779	$(5,840)
Less: reclassification adjustment for gains (losses) realized in net income	2,870	(672)	2,198
Net unrealized loss on AFS securities	(10,489)	2,451	(8,038)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	3,562	(827)	2,735
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	3,562	(827)	2,735

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	1,132	(266)	866
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	1,132	(266)	866
Other comprehensive loss	$(5,795)	$1,358	$(4,437)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$11,264	$(2,636)	$8,628
Less: reclassification adjustment for gains realized in net income	5,445	(1,291)	4,154
Net unrealized gain on AFS securities	5,819	(1,345)	4,474

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period(1)	(6,503)	1,303	(5,200)
Less: reclassification adjustment for gains (losses) realized in net income	(4,852)	917	(3,935)
Net unrealized loss on cash flow hedging derivatives(1)	(1,651)	386	(1,265)

Net unrealized gain on post-retirement plans:
Net unrealized loss arising during the period	(338)	77	(261)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(338)	77	(261)
Other comprehensive income(1)	$3,830	$(882)	$2,948
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

	2019
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$18,883	$(4,489)	$14,394
Less: reclassification adjustment for gains (losses) realized in net income	237	(55)	182
Net unrealized gain on AFS securities	18,646	(4,434)	14,212

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period(1)	(1,096)	326	(770)
Less: reclassification adjustment for gains (losses) realized in net income	(3,156)	737	(2,419)
Net unrealized loss on hedging derivatives(1)	2,060	(411)	1,649

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(350)	83	(267)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(350)	83	(267)
Other comprehensive income(1)	$20,356	$(4,762)	$15,594
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2021, 2020 and 2019:

	2021
	Net unrealized	Net loss on	Net unrealized
	gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total(1)
Year Ended December 31, 2021
Balance at beginning of period	$10,023	$(1,865)	$(1,418)	$6,740
Other comprehensive loss before reclassifications	(5,840)	2,735	866	(2,239)
Less: amounts reclassified from accumulated other comprehensive income	2,198	—	—	2,198
Total other comprehensive (loss) income	(8,038)	2,735	866	(4,437)
Balance at end of period	$1,985	$870	$(552)	$2,303

	2020
	Net unrealized	Net loss on	Net unrealized
	(loss) gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives(1)	plans	Total
Balance at beginning of period	$5,549	$(600)	$(1,157)	$3,792
Other comprehensive (loss) gain before reclassifications	8,628	(5,200)	(261)	3,167
Less: amounts reclassified from accumulated other comprehensive income	4,154	(3,935)	—	219
Total other comprehensive income (loss)	4,474	(1,265)	(261)	2,948
Balance at end of period	$10,023	$(1,865)	$(1,418)	$6,740
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

	2019
	Net unrealized	Net loss on	Net unrealized
	(loss) gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives(1)	plans	Total
Balance at beginning of period	$(8,663)	$(2,249)	$(890)	$(11,802)
Other comprehensive (loss) gain before reclassifications	14,394	(770)	(267)	13,357
Less: amounts reclassified from accumulated other comprehensive income	182	(2,419)	—	(2,237)
Total other comprehensive (loss) income	14,212	1,649	(267)	15,594
Balance at end of period	$5,549	$(600)	$(1,157)	$3,792
(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2021, 2020 and 2019:

				Affected Line Item where
(in thousands)	2021	2020	2019	Net Income is Presented
Net realized gains on AFS securities:
Before tax (1)	$2,870	$5,445	$237	Non-interest income
Tax effect	(672)	(1,275)	(55)	Tax expense
Total reclassifications for the period	$2,198	$4,170	$182

				Affected Line Item where
(in thousands)	2021	2020	2019	Net Income is Presented
Net realized loss on hedging derivatives:
Before tax	$—	$(4,852)	$—	Non-interest income
Tax effect	—	917	—	Tax expense
Total reclassifications for the period	$—	$(3,935)	$—

Affected Line Item where
(in thousands)	2021	2020	2019	Net Income is Presented
Realized loss on post-retirement plans:
Before tax	$—	$—	$—	Non-interest expense
Tax effect	—	—	—	Tax expense
Total reclassifications for the period	$—	$—	$—

Earnings per Share

Earnings per share have been computed based on the following:

(in thousands, except per share and share data)	2021	2020	2019
Net income	$39,299	$33,244	$22,620

Average number of basic common shares outstanding	14,968,973	15,245,728	15,540,884
Plus: dilutive effect of stock options and awards outstanding	76,189	25,819	46,109
Average number of diluted common shares outstanding(1)	15,045,162	15,271,547	15,586,993

Earnings per share:
Basic	$2.63	$2.18	$1.46
Diluted	$2.61	$2.18	$1.45

(1)	Average diluted shares outstanding are computed using the treasury stock method.

NOTE 13.           STOCK-BASED COMPENSATION PLANS

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company's stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2021, 2020 and 2019, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.  As of December 31, 2021, total shares authorized under the Company's stock-based compensation 2019 plan for employees and directors were 500,000 shares, of which 226,286 shares were available for future grants.

Compensation expense recognized in connection with the stock-based compensation plans are presented in the following table for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Stock options	$—	$12	$28
Restricted stock awards	357	275	300
Performance stock units	317	225	182
Restricted stock units	1,391	960	841
Total compensation expense	$2,065	$1,472	$1,351

Tax benefits recognized from stock-based compensation plans for the years ended December 31, 2021, 2020, and 2019 are, as follows:

(in thousands)	2021	2020	2019
Stock options(1)	$77	$9	$23
Restricted stock awards	84	65	72
Performance stock units	79	49	56
Restricted stock units	344	190	198
Total tax benefit	$584	$313	$349

(1) The Company does not receive a tax benefit on this plan until disqualifying dispositions are made.

Stock Options

A summary of stock options as of December 31, 2021 and 2020, and changes during the year then ended is presented below:

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2021	94,566	$20.29
Granted	—	—
Exercised	(36,441)	19.38
Forfeited	—	—
Expired	(161)	13.27
Outstanding at December 31, 2021	57,964	$20.89	$466

Ending vested and expected to vest December 31, 2021	57,964	$20.89	$466
Exercisable at December 31, 2021	57,962	20.89	466

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2020	107,784	$20.15
Granted	—	—
Exercised	(9,860)	18.42
Forfeited	(483)	16.96
Expired	(2,875)	21.90
Outstanding at December 31, 2020	94,566	$20.29	$226

Ending vested and expected to vest December 31, 2020	94,566	$20.29	$226
Exercisable at December 31, 2020	92,956	20.35	217

All outstanding options were fully vested with no unrecognized compensation cost as of December 31, 2021.  The intrinsic value of the options exercised for the years ended December 31, 2021, 2020, and 2019, was approximately $331 thousand, $39 thousand and $94 thousand, respectively.  The weighted average remaining contractual term of outstanding options is approximately 3.2 years.

Restricted Stock Awards

Restricted stock awards (RSAs) are granted to certain directors and executive officers and vest immediately. A summary of RSAs as of December 31, 2021 and 2020, and changes during the year then ended is presented below:

Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2021	—	$—
Awarded	11,418	31.29
Vested	(11,418)	31.29
Forfeited	—	—
Outstanding at December 31, 2021	—	$—

Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2020	—	$—
Awarded	39,565	23.59
Vested	(39,565)	23.59
Forfeited	—	—
Outstanding at December 31, 2020	—	$—

As RSAs are granted and vest on the same day there is no remaining contractual maturity or unrecognized expense to report as of December 31, 2021.  As there is no exercise price, RSAs also have no intrinsic value as of December 31, 2021.

Performance Stock Units

The Company has a long-term incentive plan where performance unit awards (PSUs) are granted to certain executive officers providing the opportunity to earn shares of common stock of the Company based on its performance compared to peers.  Participants in the plan were collectively granted PSUs ranging from zero to 49,625 in 2021 and from zero to 37,562 in 2020. The PSUs granted will vest only if the performance measures are achieved over a three year performance period. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. On the grant dates in 2021 and 2020, PSUs had a weighted average fair value per share of $23.18 and $25.07, respectively.  Expense is recognized over the performance period and is adjusted for changes in probability of the Company achieving profitability metrics.

The following table summarizes performance units at target as of December 31, 2021 and 2020:

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2021	56,328	$24.98
Awarded	33,083	23.18
Vested and exercised	(7,694)	26.79
Forfeited	(11,252)	25.33
Nonvested at December 31, 2021	70,465	$23.88

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2020	43,058	$26.01
Awarded	25,041	25.07
Vested and exercised	(10,369)	18.51
Forfeited	(1,402)	29.13
Nonvested at December 31, 2020	56,328	$24.98

Unrecognized expense for non-vested PSUs totaled $445 thousand as of December 31, 2021, which is expected to be recognized over the weighted average remaining contractual maturity term of 2.0 years.  PSU’s do not carry an exercise price and therefore have no intrinsic value as of December 31, 2021.

Restricted Stock Units

During 2021 and 2020, restricted stock units (RSUs) were granted to certain executive officers and senior vice presidents.  Awards to executives vest annually over 3 years while awards to senior vice presidents cliff vest at the end of three years. The RSUs granted were valued between $22.51 and $28.93 for 2021 and between $20.44 and $25.07 for 2020 the fair value at the date of grant and are expensed over three years.

The following table summarizes restricted stock units activity in 2021 and 2020:

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2021	131,398	$23.57
Granted	59,401	25.51
Vested and exercised	(38,202)	27.33
Forfeited	(18,980)	22.72
Outstanding at December 31, 2021	133,617	$23.48

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2020	106,552	$25.82
Granted	63,667	21.98
Vested and exercised	(31,565)	27.38
Forfeited	(7,256)	25.60
Outstanding at December 31, 2020	131,398	$23.57

Restricted stock units include cash-based restricted stock units (CRSUs), total CRSUs vested and exercised during 2022 and 2020 were 20,568 and 13,290 shares, respectively. Unrecognized expense for non-vested RSUs totaled $2.1 million as of December 31, 2021, which is expected to be recognized over the weighted average remaining contractual maturity term of 1.9 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) under which employees, through payroll deductions, are able to purchase shares of Company common stock. The purchase price is 92% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares however, as of December 31, 2021, December 31, 2020 and December 31, 2019, there were 167,502, 186,983 and 200,000 shares available for issuance under the ESPP, respectively. Participants may not purchase more than 400 shares during any offering period and, in any event, no more than $25 thousand worth of common stock in any calendar year.  The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. During the years ended December 31, 2021, 2020 and 2019, there were 19,481, 13,017 and zero shares of common stock issued under the ESPP, respectively.

NOTE 14.           FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$236,117	$—	$236,117
US Government agency	—	79,637	—	79,637
Private label	—	68,695	—	68,695
Obligations of states and political subdivisions thereof	—	141,776	—	141,776
Corporate bonds	—	92,051	—	92,051
Loans held for sale	—	5,523	—	5,523
Derivative assets	—	13,850	298	14,148
Derivative liabilities	—	(15,257)	—	(15,257)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$212,390	$—	$212,390
US Government agency	—	85,632	—	85,632
Private label	—	19,709	—	19,709
Obligations of states and political subdivisions thereof	—	169,004	—	169,004
Corporate bonds	—	98,311	—	98,311
Derivative assets(1)	—	25,895	22	25,917
Derivative liabilities(1)	—	(31,348)	(95)	(31,443)

(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

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

Loans Held for Sale: The valuation of the Company’s loans held for sale are determined on an individual basis using quoted secondary market prices and are classified as Level 2 measurements.

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

Although the Company has determined that the majority of the inputs used to value its customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2021 and 2020.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Year Ended December 31, 2021
Balance at beginning of period	$22	$(95)
Realized gain recognized in non-interest income	261	110
Balance at end of period	$283	$15

Year Ended December 31, 2020
Balance at beginning of period	$59	$(84)
Realized loss recognized in non-interest income	(37)	(11)
Balance at end of period	$22	$(95)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value	Fair Value			Significant
	December 31,	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2021	2020	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$283	$22	Pull-through Rate Analysis	Closing Ratio	85%
			Pricing Model	Origination Costs, per loan	$1.7
			Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	15	(95)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.8 to $103.2
Total	$298	$(73)

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2021 and 2020.

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements.

	December 31, 2021	December 31, 2020	December 31, 2021	Fair Value Measurement Date as of December 31, 2021
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$8,324	$8,746	$(422)	December 2021
Capitalized servicing rights	5,263	3,605	1,658	December 2021
Premises held for sale	226	962	(736)	December 2021
Total	$13,813	$13,313	$500

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2021 and December 31, 2020 is as follows:

(in thousands, except ratios)	Fair Value December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$4,780	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,792

Individually evaluated loans	3,544	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$6 to $931

Capitalized servicing rights	5,263	Discounted cash flow	Constant prepayment rate (CPR)	12.47%
			Discount rate	9.53%

Premises held for sale	226	Fair value of asset less selling costs	Appraised value	$240
			Selling Costs	6%
Total	$13,813
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands, except ratios)	Fair Value December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$6,128	Fair value of collateral-appraised value	Loss severity	0% to 70%
			Appraised value	$0 to $1,730

Individually evaluated loans	2,618	Discount cash flow	Discount rate	3.50% to 9.50%
			Cash flows	$19 to $953

Capitalized servicing rights	3,605	Discounted cash flow	Constant prepayment rate (CPR)	18.53%
			Discount rate	10.05%

Premises held for sale	962	Fair value of asset less selling costs	Appraised value	$220 to $386
			Selling Costs	6%
Total	$13,313
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2021 and December 31, 2020.

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

Summary of Estimated Fair Values of Financial Instruments

The following table represents estimated fair values, and related carrying amounts of the Company’s financial instruments as of December 31, 2021 and December 31, 2020. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$250,389	$250,389	$250,389	$—	$—
Securities available for sale	618,276	618,276	—	618,276	—
FHLB stock	7,384	7,384	—	7,384	—
Loans held for sale	5,523	5,523	—	5,523	—
Net loans	2,509,192	2,442,741	—	—	2,442,741
Accrued interest receivable	2,712	2,712	—	2,712	—
Cash surrender value of bank-owned life insurance policies	79,020	79,020	—	79,020	—
Derivative assets	14,148	14,148	—	13,850	298

Financial Liabilities
Non-maturity deposits	$2,623,012	$2,853,000	$—	$2,853,000	$—
Time deposits	425,532	424,000	—	424,000	—
Securities sold under agreements to repurchase	19,802	19,802	—	19,802	—
FHLB advances	98,598	98,439	—	98,439	—
Subordinated borrowings	60,124	61,884	—	61,884	—
Derivative liabilities	15,257	15,257	—	15,257	—

	December 31, 2020
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$226,007	$226,007	$226,007	$—	$—
Securities available for sale	585,046	585,046	—	585,046	—
FHLB stock	14,036	14,036	—	14,036	—
Loans held for sale	23,988	24,163	—	24,163	—
Net loans	2,543,803	2,547,970	—	—	2,547,970
Accrued interest receivable	2,964	2,964	—	2,964	—
Cash surrender value of bank-owned life insurance policies	77,870	77,870	—	77,870	—
Derivative assets(1)	25,895	25,895	—	25,917	22

Financial Liabilities
Non-maturity deposits	$2,207,854	$2,122,222	$—	$2,122,222	$—
Time deposits	698,361	694,700	—	694,700	—
Short-term other borrowings	27,779	27,779	—	27,779	—
FHLB advances	248,283	252,698	—	252,698	—
Subordinated borrowings	59,961	57,091	—	57,091	—
Derivative liabilities(1)	31,348	31,348	—	31,443	95

(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

NOTE 15.           REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of the Company’s non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Year Ended December 31,
(in thousands)	2021	2020
Major Products/Service Lines
Trust management fees	$13,495	$12,246
Financial services fees	1,684	1,132
Interchange fees	7,368	6,668
Customer deposit fees	4,905	3,746
Other customer service fees	939	913
Total	$28,391	$24,705

	Year Ended December 31,
(in thousands)	2021	2020
Timing of Revenue Recognition
Products and services transferred at a point in time	$14,250	$11,992
Products and services transferred over time	14,141	12,713
Total	$28,391	$24,705

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

Contract Balances with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	December 31, 2021	December 31, 2020
Balances from contracts with customers only:
Other Assets	$1,184	$1,121
Other Liabilities	2,324	2,785

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

NOTE 16.           LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases pursuant to which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2040. All leases are classified as operating leases, and are recognized on the consolidated balance sheets as a right- of-use (“ROU”) asset with a corresponding lease liability.

The following table presents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities:

(in thousands)	Classification	December 31, 2021	December 31, 2020
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$9,274	$10,338

Lease Liabilities
Operating lease liabilities	Other liabilities	9,643	10,627

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

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	8.03	9.26

Weighted-average discount rate
Operating leases	3.07%	3.15%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Lease Costs
Operating lease cost	$1,295	$1,285	$698
Variable lease cost	229	271	711
Total lease cost	$1,524	$1,556	$1,409

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
December 31, 2022	$1,344
December 31, 2023	1,343
December 31, 2024	1,316
December 31, 2025	1,092
December 31, 2026	987
Thereafter	4,074
Total future minimum lease payments	10,156
Amounts representing interest	(513)
Present value of net future minimum lease payments	$9,643

NOTE 17.           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2021 and 2020, and the condensed statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
Assets
Cash	$2,572	$10,741
Investment in subsidiaries(1)	479,914	460,369
Premises and equipment	792	756
Other assets	7,078	1,934
Total assets	$490,356	$473,800

Liabilities and Shareholders’ Equity
Subordinated notes	$60,124	$59,961
Accrued expenses	6,085	6,774
Shareholders’ equity(1)	424,147	407,065
Total liabilities and shareholders’ equity(1)	$490,356	$473,800

(1)	Prior period has been revised, see Note 1 – Summary of Significant Accounting Policies – Revision of Previously Issued Financial Statements.

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income:
Dividends from subsidiaries	$15,557	$8,024	$21,734
Other income	740	742	337
Total income	16,297	8,766	22,071
Interest expense	2,632	2,750	2,188
Non-interest expense	5,455	4,465	3,208
Total expense	8,087	7,215	5,396
Income before taxes and equity in undistributed income of subsidiaries	8,210	1,552	16,675
Income tax benefit	(1,741)	(1,539)	(1,100)
Income before equity in undistributed income of subsidiaries	9,951	3,091	17,775
Equity in undistributed income of subsidiaries	29,348	30,153	4,845
Net income	$39,299	$33,244	$22,620

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$39,299	$33,244	$22,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(29,348)	(30,153)	(4,845)
Other, net	(5,582)	3,840	(1,040)
Net cash provided by operating activities	4,369	6,931	16,735

Cash flows from investing activities:
Acquisitions, net of cash paid	—	—	—
Purchase of securities	—	—	—
Capital contribution to subsidiary	—	—	(8,000)
Net cash (used in) investing activities	—	—	(8,000)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	—	40,000
Repayment of subordinated debt	—	—	(17,000)
Net proceeds from common stock	1,534	2,192	883
Net proceeds from reissuance of treasury stock	—	(14,188)	(22)
Common stock cash dividends paid	(14,072)	(13,417)	(13,366)
Net cash (used in) provided by financing activities	(12,538)	(25,413)	10,495

Net change in cash and cash equivalents	(8,169)	(18,482)	19,230
Cash and cash equivalents at beginning of year	10,741	29,223	9,993
Cash and cash equivalents at end of year	$2,572	$10,741	$29,223

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company has revised amounts reported in previously issued quarterly financial statements of 2021 and 2020 related to errors. The revised amounts relate to derivatives that were incorrectly presented as assets instead of liabilities and related equity effects net of tax and the related effects on comprehensive income and shareholders’ equity.

The following tables present the revisions to comprehensive income from our previously issued financial statements to reflect the correction of errors:

	As		As
(in thousands)	Reported	Adjustment	Revised
Three Months Ended March 31, 2021
Other comprehensive income, before tax:
Changes in unrealized loss on hedging derivatives	$(2,659)	$5,052	$2,393

Income taxes related to other comprehensive income:
Changes in unrealized loss on hedging derivatives	620	(1,176)	(556)
Total other comprehensive loss	(7,552)	3,876	(3,676)
Total comprehensive income	$1,928	$3,876	$5,804

Three Months Ended June 30, 2021
Other comprehensive income, before tax:
Changes in unrealized gain on hedging derivatives	$1,963	$(1,842)	$121

Income taxes related to other comprehensive income:
Changes in unrealized gain on hedging derivatives	(460)	430	(30)
Total other comprehensive income	4,230	(1,412)	2,818
Total comprehensive income	$13,255	$(1,412)	$11,843

	As		As
(in thousands)	Reported	Adjustment	Revised
Three Months Ended March 31, 2020
Other comprehensive income, before tax:
Changes in unrealized (loss) on hedging derivatives	$(2,382)	$(6,540)	$(8,922)

Income taxes related to other comprehensive income:
Changes in unrealized loss on hedging derivatives	650	1,535	2,185
Total other comprehensive income	2,279	(5,005)	(2,726)
Total comprehensive income	$10,000	$(5,005)	$4,995

Three Months Ended June 30, 2020
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on hedging derivatives	$626	$(692)	$(66)

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on hedging derivatives	(147)	162	15
Total other comprehensive income	2,331	(530)	1,801
Total comprehensive income	$10,812	$(530)	$10,282

Three Months Ended September 30, 2020
Other comprehensive income, before tax:
Changes in unrealized gain on hedging derivatives	$805	$497	$1,302

Income taxes related to other comprehensive income:
Changes in unrealized gain on hedging derivatives	(190)	(118)	(308)
Total other comprehensive income	884	379	1,263
Total comprehensive income	$9,286	$379	$9,665

Three Months Ended December 31, 2020
Other comprehensive income, before tax:
Changes in unrealized gain on hedging derivatives	$4,723	$1,312	$6,035

Income taxes related to other comprehensive income:
Changes in unrealized gain on hedging derivatives	(1,193)	(313)	(1,506)
Total other comprehensive income	1,611	999	2,610
Total comprehensive income	$10,251	$999	$11,250

NOTE 19.           SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2021 and through the date the financial statements are available to be issued.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2021, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This audit report appears within Item 8 of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries:

Opinion on the Internal Control Over Financial Reporting

We have audited Bar Harbor Bankshares and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2022 expressed an unqualified opinion.

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

March 14, 2022

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report to Form 10-Q filed on November 5, 2015)

3.2	Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 29, 2011)

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 21, 2009)

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 21, 2009)

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on March 16, 2009)

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on March 16, 2009)

4.5	Description of Company Common Stock (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 7, 2015)

4.6*

Indenture, dated as of November 26, 2019, by and between Bar Harbor Bankshares and U.S. Bank, National Association. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 26, 2019)

4.7	Form of 4.625% Fixed-to-floating Subordinated Note due 2029 of Bar Harbor Bankshares (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 26, 2019)

10.1†	Bar Harbor Bankshares Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2018)

10.2†	Bar Harbor Bankshares Executive Change in Control Severance Plan Participation Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 21, 2018)

10.3†

Employment Agreement, dated as of February 22, 2018, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Curtis C. Simard (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2018)

10.4†

Employment Agreement, dated as of September 14, 2020, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2016)

10.5†	2019 through 2021 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2018)

10.6† 10.7†	2020 through 2022 Long Term Executive Incentive Program Guidelines 2021 through 2023 Long Term Executive Incentive Program Guidelines

10.8†	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on May 22, 2015).

10.9†

Form of Incentive Stock Option Agreement under Equity Incentive Plan of 2015.Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.10†	Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.11†

Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.12†	Bar Harbor Bankshares 2019 Equity Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2019)

10.13†

Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K Filed November 26, 2019)

10.14 10.15* 10.16

Somesville Bank Branch Lease dated October 27, 2005 (incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K filed on March 16, 2006)

Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2019)

Form of Registration Rights Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the Purchasers (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2019)

10.17*

Purchase and Assumption Agreement, dated July 8, 2019, by and between People’s United Bank, National Association, and Bar Harbor Bank & Trust (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2019)

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in inline XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity,(iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

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

Curtis C. Simard
Date: March 14, 2022	/s/ Curtis C. Simard

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