Form 10-Q
period 2022-03-31
BAR HARBOR BANKSHARES
filed 2022-05-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The Registrant had 15,012,606 shares of common stock, par value $2.00 per share, outstanding as of May 2, 2022.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that we file with the Securities and Exchange Commission, including but not limited to those discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Because of these and other uncertainties, our actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. We are not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$38,656	$33,508
Interest-earning deposits with other banks	72,393	216,881
Total cash and cash equivalents	111,049	250,389

Securities:
Securities available for sale	603,910	618,276
Federal Home Loan Bank stock	7,384	7,384
Total securities	611,294	625,660

Loans held for sale	2,843	5,523

Total loans	2,654,562	2,531,910
Less: Allowance for credit losses	(23,190)	(22,718)
Net loans	2,631,372	2,509,192

Premises and equipment, net	48,891	49,382
Goodwill	119,477	119,477
Other intangible assets	6,500	6,733
Cash surrender value of bank-owned life insurance	79,861	79,020
Deferred tax assets, net	12,614	5,547
Other assets	68,169	58,310
Total assets	$3,692,070	$3,709,233

Liabilities
Deposits:
Demand	$653,471	$664,420
NOW	918,768	940,631
Savings	658,834	628,670
Money market	424,750	389,291
Time	391,940	425,532
Total deposits	3,047,763	3,048,544

Borrowings:
Senior	118,538	118,400
Subordinated	60,165	60,124
Total borrowings	178,703	178,524

Other liabilities	58,605	58,018
Total liabilities	3,285,071	3,285,086

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

(in thousands, except share data)	March 31, 2022	December 31, 2021
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at March 31, 2022 and December 31, 2021	32,857	32,857
Additional paid-in capital	191,766	190,876
Retained earnings	221,101	215,592
Accumulated other comprehensive (loss) income	(21,355)	2,303
Less: 1,415,782 and 1,427,059 shares of treasury stock at March 31, 2022 and December 31, 2021, respectively	(17,370)	(17,481)
Total shareholders’ equity	406,999	424,147
Total liabilities and shareholders’ equity	$3,692,070	$3,709,233

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except earnings per share data)	2022	2021
Interest and dividend income
Loans	$22,671	$24,205
Securities and other	3,826	3,979
Total interest and dividend income	26,497	28,184
Interest expense
Deposits	1,189	2,951
Borrowings	1,010	1,811
Total interest expense	2,199	4,762
Net interest income	24,298	23,422
Provision for credit losses	377	(489)
Net interest income after provision for credit losses	23,921	23,911

Non-interest income
Trust and investment management fee income	3,754	3,666
Customer service fees	3,616	2,970
Gain on sales of securities, net	9	—
Mortgage banking income	624	2,570
Bank-owned life insurance income	501	518
Customer derivative income	18	410
Other income	787	114
Total non-interest income	9,309	10,248

Non-interest expense
Salaries and employee benefits	12,147	12,176
Occupancy and equipment	4,423	4,328
(Gain) loss on sales of premises and equipment, net	(75)	8
Outside services	340	432
Professional services	173	558
Communication	225	321
Marketing	263	290
Amortization of intangible assets	233	241
Acquisition, conversion and other expenses	325	889
Other expenses	3,832	3,248
Total non-interest expense	21,886	22,491

Income before income taxes	11,344	11,668
Income tax expense	2,232	2,188
Net income	$9,112	$9,480

Earnings per share:
Basic	$0.61	$0.63
Diluted	$0.60	$0.63

Weighted average common shares outstanding:
Basic	15,011	14,934
Diluted	15,102	15,007

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income	$9,112	$9,480
Other comprehensive (loss) income, before tax:
Changes in unrealized loss on securities available for sale	(28,844)	(7,185)
Changes in unrealized (loss) gain on hedging derivatives	(1,881)	2,393
Changes in unrealized gain (loss) on pension	—	—

Income taxes related to other comprehensive income:
Changes in unrealized loss on securities available for sale	6,634	1,672
Changes in unrealized loss (gain) on hedging derivatives	433	(557)
Changes in unrealized (gain) loss on pension	—	—
Total other comprehensive loss	(23,658)	(3,677)
Total comprehensive (loss) income	$(14,546)	$5,803

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2020	$32,857	$190,084	$195,607	$6,740	$(18,223)	$407,065
Allowance for credit losses cumulative-effect adjustment - ASU 2016-13	—	—	(5,242)	—	—	(5,242)
Net income	—	—	9,480	—	—	9,480
Other comprehensive loss	—	—	—	(3,677)	—	(3,677)
Cash dividends declared ($0.22 per share)	—	—	(3,284)	—	—	(3,284)
Net issuance (23,010 shares) to employee stock plans, including related tax effects	—	(186)	—	—	358	172
Recognition of stock based compensation	—	666	—	—	—	666
Balance at March 31, 2021	$32,857	$190,564	$196,561	$3,063	$(17,865)	$405,180

Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147

Net income	—	—	9,112	—	—	9,112
Other comprehensive loss	—	—	—	(23,658)	—	(23,658)
Cash dividends declared ($0.24 per share)	—	—	(3,603)	—	—	(3,603)
Net issuance (11,277 shares) to employee stock plans, including related tax effects	—	436	—	—	111	547
Recognition of stock based compensation	—	454	—	—	—	454
Balance at March 31, 2022	$32,857	$191,766	$221,101	$(21,355)	$(17,370)	$406,999

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$9,112	$9,480
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(20,101)	(60,677)
Proceeds from loan sales	22,587	71,163
Loss (gain) on sale of loans	48	(1,932)
Provision for credit losses	377	(489)
Net amortization of securities	832	1,215
Change in unamortized net loan costs and premiums	(1,370)	(1,768)
Premises and equipment depreciation	1,067	1,181
Stock-based compensation expense	454	666
Accretion of purchase accounting entries, net	—	4
Amortization of other intangibles	233	241
Income from cash surrender value of bank-owned life insurance policies	(501)	(518)
Gain on sales of securities, net	(9)	—
Increase in right-of-use lease assets	296	282
Decrease in lease liabilities	(280)	(259)
(Gain) loss on premises and equipment, net	(75)	8
Net change in other assets and liabilities	(6,469)	(3,887)
Net cash provided by operating activities	6,201	14,710

Cash flows from investing activities:
Proceeds from sales of securities available for sale	7,923	—
Proceeds from maturities, calls and prepayments of securities available for sale	19,747	28,687
Purchases of securities available for sale	(47,721)	(79,583)
Net change in loans	(121,365)	11,490
Recoveries of previously charged off loans	178	—
Purchase of FHLB stock	—	(790)
Purchase of premises and equipment, net	(602)	(982)
Net investment in community limited partnerships	—	(470)
Net cash (used in) investing activities	(141,840)	(41,648)

Cash flows from financing activities:
Net change in deposits	(781)	6,127
Net change in short-term senior borrowings	—	19,653
Repayments of long-term senior borrowings	(5)	(8)
Net change in short-term other borrowings	141	(3,503)
Net issuance to employee stock plans	547	172
Cash dividends paid on common stock	(3,603)	(3,284)
Net cash (used in) provided by financing activities	(3,701)	19,157

Net change in cash and cash equivalents	(139,340)	(2,495)
Cash and cash equivalents at beginning of year	250,389	226,007
Cash and cash equivalents at end of period	$111,049	$223,512

Supplemental cash flow information:
Interest paid	$1,717	$6,231
Income taxes paid, net	1,073	3,389

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.          BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (“we”, “our” or “us”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include our accounts, the accounts of our wholly owned subsidiary Bar Harbor Bank & Trust (the “Bank”) and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly owned and majority owned subsidiaries are consolidated unless GAAP requires otherwise.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the consolidated income statement.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates (ASU) that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted
ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

The amendments in this update eliminate TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an exisiting loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

		January 1, 2023	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$244,419	$346	$(15,419)	$229,346
US Government agency	84,662	218	(3,648)	81,232
Private label	83,831	44	(1,120)	82,755
Obligations of states and political subdivisions thereof	132,761	299	(6,348)	126,712
Corporate bonds	84,501	1,010	(1,646)	83,865
Total securities available for sale	$630,174	$1,917	$(28,181)	$603,910

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$237,283	$2,289	$(3,455)	$236,117
US Government agency	79,143	1,016	(522)	79,637
Private label	68,691	142	(138)	68,695
Obligations of states and political subdivisions thereof	140,585	1,489	(298)	141,776
Corporate bonds	89,994	2,479	(422)	92,051
Total securities available for sale	$615,696	$7,415	$(4,835)	$618,276

Credit Quality Information

We monitor the credit quality of available for sale debt securities through credit ratings from various rating agencies and substantial price changes. Credit ratings express opinions about the credit quality of a security and are utilized us to make informed decisions.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

As of March 31, 2022 we carried no allowance on available for sale debt securities in accordance with ASU 2016-13.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at March 31, 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$2,000	$2,010
Over 1 year to 5 years	27,036	26,909
Over 5 years to 10 years	52,060	53,617
Over 10 years	136,166	128,041
Total bonds and obligations	217,262	210,577
Mortgage-backed securities	412,912	393,333
Total securities available for sale	$630,174	$603,910

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Gross gains on sales of available for sale securities	$9	$—
Gross losses on sales of available for sale securities	—	—
Net gains on sale of available for sale securities	$9	$—

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$9,338	$157,458	$6,081	$55,590	$15,419	$213,048
US Government agency	2,796	55,651	852	10,817	3,648	66,468
Private label	955	65,942	165	16,112	1,120	82,054
Obligations of states and political subdivisions thereof	4,930	94,258	1,418	9,105	6,348	103,363
Corporate bonds	1,274	31,862	372	6,829	1,646	38,691
Total securities available for sale	$19,293	$405,171	$8,888	$98,453	$28,181	$503,624

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$1,589	$127,780	$1,866	$39,717	$3,455	$167,497
US Government agency	381	32,628	141	4,548	522	37,176
Private label	133	44,372	5	16	138	44,388
Obligations of states and political subdivisions thereof	187	36,878	111	6,129	298	43,007
Corporate bonds	94	21,358	328	11,922	422	33,280
Total securities available for sale	$2,384	$263,016	$2,451	$62,332	$4,835	$325,348

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of March 31, 2022, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our strong capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at March 31, 2022:

US Government-sponsored enterprises

33 out of the total 526 securities in our portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 9.86% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

9 out of the total 158 securities in our portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 7.3% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

10 of the total 37 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.01% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

4 of the total 86 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 13.47% of the amortized cost of securities in unrealized loss positions. We continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, we feel the bonds in this portfolio carry minimal risk of default and we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. .

Corporate bonds

2 out of the total 27 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 5.12% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	March 31,	December 31,
(in thousands)	2022	2021
Commercial construction	$80,264	$56,263
Commercial real estate owner occupied	249,460	257,122
Commercial real estate non-owner occupied	966,739	887,092
Tax exempt	38,634	41,280
Commercial and industrial	293,816	307,112
Residential real estate	933,559	888,263
Home equity	84,217	86,657
Consumer other	7,873	8,121
Total loans	2,654,562	2,531,910
Allowance for credit losses	23,190	22,718
Net loans	$2,631,372	$2,509,192

Total unamortized net costs and premiums included in loan totals were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Net unamortized loan origination costs	$4,384	$3,014
Net unamortized fair value discount on acquired loans	(4,507)	(4,758)
Total	$(123)	$(1,744)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2022 and December 31, 2021, accrued interest receivable for loans totaled $8.7 million and $6.3 million, respectively, and is included in the “other assets” line item on the consolidated balance sheets.

The CARES Act and subsequent legislation established the Payroll Protection Program (PPP), administered directly by the Small Business Administration (SBA).  As of March 31, 2022 and December 31, 2021, we had 9 and 61 PPP loans outstanding, with an outstanding principal balance of $1.1 million and $6.7 million, respectively.  PPP loans are included in the commercial and industrial portfolio segment.

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

Tax Exempt - Loans in this segment primarily include loans to various state and municipal government entities. Loans made in these borrowers may provide us with tax-exempt income. While governed and underwritten similar to commercial loans they do have unique requirements based on established polices. Almost all state and municipal loans are considered a general obligation of the issuing entity. Given the size of many municipal borrowers, borrowings are normally not rated by major rating agencies.

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

Residential real estate - All loans in this segment are collateralized by one-to-four family homes.  Residential real estate loans held in the loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to various underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

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

The activity in the allowance for credit losses for the periods ended are as follows:

	Three Months Ended March 31, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$(1,110)	$1,001
Commercial real estate owner occupied	2,751	—	54	(132)	2,673
Commercial real estate non-owner occupied	5,650	—	—	1,357	7,007
Tax exempt	86	—	—	(86)	—
Commercial and industrial	5,369	—	25	(655)	4,739
Residential real estate	5,862	(15)	91	940	6,878
Home equity	814	(2)	5	10	827
Consumer other	75	(66)	3	53	65
Total	$22,718	$(83)	$178	$377	$23,190

	Three Months Ended March 31, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$(246)	$1,792
Commercial real estate owner occupied	1,783	708	(153)	—	1,014	3,352
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	42	5,902
Tax exempt	58	40	—	—	(4)	94
Commercial and industrial	3,137	2,996	—	1	(1,094)	5,040
Residential real estate	5,010	1,732	(40)	13	(146)	6,569
Home equity	285	603	(22)	11	(54)	823
Consumer other	121	(39)	(1)	1	(1)	81
Total	$19,082	$5,228	$(216)	$48	$(489)	$23,653

Unfunded Commitments

The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning Balance	$2,152	$359
Impact of CECL adoption	—	1,616
Provision for credit losses	30	(156)
Ending Balance	$2,182	$1,819

Loan Origination/Risk Management: We have certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. Our Board of Directors review and approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, and concentration of credit, loan delinquencies, non-performing loans and potential problem loans. We seek to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

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

The following are the definitions of our credit quality indicators:

Pass: Loans we consider in the commercial portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes there is a low risk of loss related to these loans considered pass-rated.

Special Mention: Loans considered having some potential weaknesses, but are deemed to not carry levels of risk inherent in one of the subsequent categories, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which may require a higher level of supervision or internal reporting because of: (i) declining industry trends; (ii) increasing reliance on secondary sources of repayment; (iii) the poor condition of or lack of control over collateral; or (iv) failure to obtain proper documentation or any other deviations from prudent lending practices. Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose us to sufficient risks to warrant classification.

Substandard: Loans we consider as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there is the distinct possibility of some loss of principal, if the deficiencies are not corrected.

Doubtful: Loans we consider as doubtful have all of the weaknesses inherent in those loans that are classified as substandard. These loans have the added characteristic of a well-defined weakness which is inadequately protected by the current sound worth and paying capacity of borrower or of the collateral pledged, if any, and calls into question the collectability of the full balance of the loan. The possibility of loss is high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

Loss: Loans we consider as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though partial recovery may be affected in the future. Losses are taken in the period in which they are determined to be uncollectible.

The following tables present our loans by year of origination, loan segmentation and risk indicator as of March 31, 2022 and December 31, 2021:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$2,227	$19,550	$28,953	$19,964	$9,570	$—	$80,264
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$2,227	$19,550	$28,953	$19,964	$9,570	$—	$80,264

Commercial real estate owner occupied
Risk rating:
Pass	$1,262	$12,627	$24,927	$34,006	$45,905	$118,517	$237,244
Special mention	—	—	—	753	—	2,155	2,908
Substandard	—	—	—	1	853	8,129	8,983
Doubtful	—	—	—	—	167	158	325
Total	$1,262	$12,627	$24,927	$34,760	$46,925	$128,959	$249,460

Commercial real estate non-owner occupied
Risk rating:
Pass	$131,384	$245,340	$150,428	$92,441	$38,769	$290,549	$948,911
Special mention	—	—	—	163	—	15,068	15,231
Substandard	—	—	—	—	—	2,434	2,434
Doubtful	—	—	—	—	—	163	163
Total	$131,384	$245,340	$150,428	$92,604	$38,769	$308,214	$966,739

Tax exempt
Risk rating:
Pass	$—	$1,176	$294	$961	$13,680	$22,523	$38,634
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$—	$1,176	$294	$961	$13,680	$22,523	$38,634

Commercial and industrial
Risk rating:
Pass	$27,529	$71,666	$55,877	$30,770	$11,643	$93,834	$291,319
Special mention	—	—	15	148	450	622	1,235
Substandard	—	58	2	476	—	594	1,130
Doubtful	—	—	—	—	—	132	132
Total	$27,529	$71,724	$55,894	$31,394	$12,093	$95,182	$293,816

(continued)

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Residential real estate
Performing	$82,004	$189,709	$117,170	$77,932	$58,274	$402,431	$927,520
Nonperforming	—	—	—	—	683	5,356	6,039
Total	$82,004	$189,709	$117,170	$77,932	$58,957	$407,787	$933,559

Home equity
Performing	$2,352	$11,323	$10,513	$8,247	$7,136	$43,369	$82,940
Nonperforming	—	—	—	—	—	1,277	1,277
Total	$2,352	$11,323	$10,513	$8,247	$7,136	$44,646	$84,217

Consumer other
Performing	$826	$2,215	$1,382	$603	$558	$2,285	$7,869
Nonperforming	—	—	—	—	—	4	4
Total	$826	$2,215	$1,382	$603	$558	$2,289	$7,873

Total Loans	$247,584	$553,664	$389,561	$266,465	$187,688	$1,009,600	$2,654,562

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263

Commercial real estate owner occupied
Risk rating:
Pass	$12,940	$25,240	$34,782	$49,136	$19,292	$103,144	$244,534
Special mention	—	—	760	—	—	2,659	3,419
Substandard	—	—	1	853	247	7,737	8,838
Doubtful	—	—	—	167	—	164	331
Total	$12,940	$25,240	$35,543	$50,156	$19,539	$113,704	$257,122

Commercial real estate non-owner occupied
Risk rating:
Pass	$235,646	$172,785	$119,326	$39,663	$136,120	$165,329	$868,869
Special mention	—	—	174	—	—	14,789	14,963
Substandard	—	—	—	—	—	3,097	3,097
Doubtful	—	—	—	—	—	163	163
Total	$235,646	$172,785	$119,500	$39,663	$136,120	$183,378	$887,092

Tax exempt
Risk rating:
Pass	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280

Commercial and industrial
Risk rating:
Pass	$77,608	$80,569	$33,405	$16,457	$33,413	$61,594	$303,046
Special mention	—	—	584	468	172	1,396	2,620
Substandard	58	3	512	—	48	578	1,199
Doubtful	—	—	—	—	92	155	247
Total	$77,666	$80,572	$34,501	$16,925	$33,725	$63,723	$307,112

(continued)

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Residential real estate
Performing	$191,466	$120,495	$83,044	$62,299	$59,642	$364,482	$881,428
Nonperforming	—	—	—	286	178	6,371	6,835
Total	$191,466	$120,495	$83,044	$62,585	$59,820	$370,853	$888,263

Home equity
Performing	$12,770	$10,461	$9,005	$7,855	$6,474	$38,823	$85,388
Nonperforming	—	—	—	—	—	1,269	1,269
Total	$12,770	$10,461	$9,005	$7,855	$6,474	$40,092	$86,657

Consumer other
Performing	$2,525	$1,659	$792	$669	$92	$2,379	$8,116
Nonperforming	—	—	—	—	—	5	5
Total	$2,525	$1,659	$792	$669	$92	$2,384	$8,121

Total Loans	$557,128	$416,298	$302,564	$201,660	$261,099	$793,161	$2,531,910

Past Dues

The following is a summary of past due loans for the periods ended:

	March 31, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$80,264	$80,264
Commercial real estate owner occupied	7	—	—	7	249,453	249,460
Commercial real estate non-owner occupied	83	—	—	83	966,656	966,739
Tax exempt	—	—	—	—	38,634	38,634
Commercial and industrial	82	—	145	227	293,589	293,816
Residential real estate	4,327	673	2,330	7,330	926,229	933,559
Home equity	638	9	408	1,055	83,162	84,217
Consumer other	28	—	2	30	7,843	7,873
Total	$5,165	$682	$2,885	$8,732	$2,645,830	$2,654,562

	December 31, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$56,263	$56,263
Commercial real estate owner occupied	1,190	7	1	1,198	255,924	257,122
Commercial real estate non-owner occupied	—	—	—	—	887,092	887,092
Tax exempt	—	—	—	—	41,280	41,280
Commercial and industrial	31	318	185	534	306,578	307,112
Residential real estate	5,010	1,238	1,416	7,664	880,599	888,263
Home equity	699	149	101	949	85,708	86,657
Consumer other	29	—	2	31	8,090	8,121
Total	$6,959	$1,712	$1,705	$10,376	$2,521,534	$2,531,910

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	March 31, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	748	395	—
Commercial real estate non-owner occupied	610	610	—
Tax exempt	—	—	—
Commercial and industrial	535	415	—
Residential real estate	6,039	1,080	828
Home equity	1,277	296	15
Consumer other	4	—	—
Total	$9,213	$2,796	$843

	December 31, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	783	424	—
Commercial real estate non-owner occupied	622	459	—
Tax exempt	—	—	—
Commercial and industrial	677	542	30
Residential real estate	6,835	2,537	41
Home equity	1,269	305	63
Consumer other	5	—	—
Total	$10,191	$4,267	$134

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date.

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	March 31, 2022		December 31, 2021
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	748	—	783	—
Commercial real estate non-owner occupied	610	—	622	—
Tax exempt	—	—	—	—
Commercial and industrial	274	261	385	292
Residential real estate	6,039	—	6,835	—
Home equity	1,277	—	1,269	—
Consumer other	4	—	5	—
Total	$8,952	$261	$9,899	$292

Troubled Debt Restructuring Loans

The loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan. There were no modifications qualifying as TDR’s for the three months ended March 31, 2022 and 2021.

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of March 31, 2022 and December 31, 2021 totaled $569 thousand and $574 thousand, respectively.

Mortgage Banking

We have identified and designated loans with an unpaid principal balance of $2.9 million and $5.4 million as residential loans held for sale at March 31, 2022 and December 31, 2021, respectively.  The interest rate exposure on loans held for sale are mitigated through forward delivery commitments with certain approved secondary market investors. Forward delivery commitments were $9.5 million, and $16.6 million, respectively.  Refer to Note 8 for further discussion of forward delivery commitments.

For the three months ended March 31, 2022 and 2021, we sold $22.2 million and $69.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $182 thousand and $1.9 million, respectively.

We sell residential loans on the secondary market while primarily retaining the servicing of these loans.  Servicing sold loans helps to maintain customer relationships and earn fees over the servicing period. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to level of prepayments that result from shifts in interest rates.  We obtain third party valuations of our servicing assets portfolio quarterly, and the assumptions are reflected in Fair Value disclosures.

NOTE 4.               BORROWED FUNDS

Borrowed funds at March 31, 2022 and December 31, 2021 are summarized, as follows:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$75,000	0.56%	$75,000	0.30%
Other borrowings	19,943	0.14	19,802	0.17
Total short-term borrowings	94,943	0.24	94,802	0.21
Long-term borrowings
Advances from the FHLB	23,595	1.05	23,598	1.08
Subordinated borrowings	60,165	4.48	60,124	4.34
Total long-term borrowings	83,760	3.51	83,722	3.42
Total	$178,703	0.92%	$178,524	0.91%

Short-term debt includes Federal Home Loan Bank of Boston (FHLB) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2022 and December 31, 2021.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2022, our available secured line of credit at the FRB was $86.8 million. We have pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended March 31, 2022 and December 31, 2021.

We maintain, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of March 31, 2022 and December 31, 2021. There was no outstanding balance on the line of credit as of March 31, 2022 and December 31, 2021.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at March 31, 2022 include callable advances of $20.0 million and amortizing advances of $295 thousand. The advances outstanding at December 31, 2021 included $20.0 million of callable advances and $298 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2022 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2022	$75,000	0.56%
2023	1,000	—
2024	2,300	—
2025	20,000	1.21
2026	—	—
2027 and thereafter	295	1.80
Total FHLB advances	$98,595	0.68%

We have a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate ("SOFR") plus 3.27%. We have the option beginning with the interest payment date of

December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $455 thousand as of March 31, 2022 and $496 thousand net of amortization as of December 31, 2021, that are netted against the subordinated debt.

We also have $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”), which are both Connecticut statutory trusts. The Debentures were issued on March 30, 2004, carry a variable interest rate of three-month LIBOR plus 2.79%, and mature in 2034. The debt is callable by us at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which we are not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into our financial statements.

Repurchase Agreements

We can raise additional liquidity by entering into repurchase agreements at our discretion. In a security repurchase agreement transaction, we will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales, and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement we are subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, we either deal with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by our safekeeping agents.

(in thousands)	March 31, 2022	December 31, 2021
Customer Repurchase Agreements
US Government-sponsored enterprises	$19,943	$19,802
Total	$19,943	$19,802

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2022	December 31, 2021
Time less than $100,000	$178,642	$181,586
Time $100,000 through $250,000	147,136	169,645
Time $250,000 or more	66,162	74,301
Total	$391,940	$425,532

At March 31, 2022 and December 31, 2021, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2022	December 31, 2021
Within 1 year	$305,806	$318,692
Over 1 year to 2 years	55,507	71,247
Over 2 years to 3 years	14,901	18,201
Over 3 years to 4 years	7,808	8,498
Over 4 years to 5 years	5,775	6,751
Over 5 years	2,143	2,143
Total	$391,940	$425,532

Included in time deposits are brokered deposits of $15.9 million and $16.1 million at March 31, 2022 and December 31, 2021, respectively. Also included in time deposits are reciprocal deposits of $16.0 million and $17.3 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	March 31, 2022
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$388,289	13.90%	$279,345	10.00%
Common equity tier 1 capital to risk-weighted assets	302,378	10.83	181,483	6.50
Tier 1 capital to risk-weighted assets	322,998	11.56	223,528	8.00
Tier 1 capital to average assets	322,998	8.99	179,643	5.00

Bank
Total capital to risk-weighted assets	$381,949	13.69%	$278,999	10.00%
Common equity tier 1 capital to risk-weighted assets	356,658	12.78	181,399	6.50
Tier 1 capital to risk-weighted assets	356,658	12.78	223,260	8.00
Tier 1 capital to average assets	356,658	9.94	179,389	5.00

	December 31, 2021
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$380,690	14.32%	$265,845	10.00%
Common equity tier 1 capital to risk-weighted assets	295,635	11.12	172,808	6.50
Tier 1 capital to risk-weighted assets	316,255	11.90	212,608	8.00
Tier 1 capital to average assets	316,255	8.66	182,595	5.00

Bank
Total capital to risk-weighted assets	$375,435	14.14%	$265,513	10.00%
Common equity tier 1 capital to risk-weighted assets	351,000	13.22	172,579	6.50
Tier 1 capital to risk-weighted assets	351,000	13.22	212,405	8.00
Tier 1 capital to average assets	351,000	9.62	182,432	5.00

At each date shown, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework. To be categorized as "well-capitalized," an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

The Company and the Bank are subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk-weighted assets and the Company and the Bank each exceed the minimum to be "well-capitalized." Effective January 1, 2019 all banking organizations must maintain a minimum Common equity tier 1 risk-based capital ratio of 6.5%, a minimum Tier 1 risk-based capital ratio of 8.0% and a minimum Total risk-based capital ratio of 10.0%.

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive income is, as follows:

(in thousands)	March 31, 2022	December 31, 2021
Accumulated other comprehensive income, before tax:
Net unrealized (loss) gain on AFS securities	$(26,264)	$2,580
Net unrealized (loss) gain on hedging derivatives	(751)	1,130
Net unrealized loss on post-retirement plans	(718)	(718)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized loss (gain) on AFS securities	6,039	(595)
Net unrealized loss (gain) on hedging derivatives	173	(260)
Net unrealized loss on post-retirement plans	166	166
Accumulated other comprehensive (loss) income	$(21,355)	$2,303

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	2022
(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(28,835)	$6,632	$(22,203)
Less: reclassification adjustment for gains (losses) realized in net income	9	(2)	7
Net unrealized loss on AFS securities	(28,844)	6,634	(22,210)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(1,881)	433	(1,448)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,881)	433	(1,448)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(30,725)	$7,067	$(23,658)

Three Months Ended March 31, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(7,185)	$1,672	$(5,513)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(7,185)	1,672	(5,513)

Net unrealized gain on derivative hedgess:
Net unrealized gain arising during the period	2,393	(557)	1,836
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow derivative hedges	2,393	(557)	1,836

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$(4,792)	$1,115	$(3,677)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three months ended March 31, 2022 and 2021:

	2022
	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended March 31, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(22,203)	(1,448)	—	(23,651)
Less: amounts reclassified from accumulated other comprehensive income	7	—	—	7
Total other comprehensive loss	(22,210)	(1,448)	—	(23,658)
Balance at end of period	$(20,225)	$(578)	$(552)	$(21,355)

Three Months Ended March 31, 2021
Balance at beginning of period	$10,021	$(2,623)	$(1,418)	$5,980
Other comprehensive gain (loss) before reclassifications	(5,513)	1,836	—	(3,677)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(5,513)	1,836	—	(3,677)
Balance at end of period	$4,508	$(787)	$(1,418)	$2,303

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Affected Line Item where
(in thousands)	2022	2021	Net Income is Presented
Net realized gains on AFS securities:
Before tax (1)	$9	$—	Non-interest income
Tax effect	(2)	—	Tax expense
Total reclassifications for the period	$7	$—

	Three Months Ended March 31,		Affected Line Item where
(in thousands)	2022	2021	Net Income is Presented
Net realized loss on hedging derivatives:
Before tax	$—	$—	Non-interest income
Tax effect	—	—	Tax expense
Total reclassifications for the period	$—	$—
(a)	Net realized gains before tax include $9 thousand realized gains for the three months ended March 31, 2022 and no gross realized losses. There were no net realized gains or losses for the three months ended March 31, 2021.

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2022	2021
Net income	$9,112	$9,480

Average number of basic common shares outstanding	15,010,834	14,933,554
Plus: dilutive effect of stock options and awards outstanding	90,951	73,161
Average number of diluted common shares outstanding(1)	15,101,785	15,006,715

Earnings per share:
Basic	$0.61	$0.63
Diluted	$0.60	$0.63
(1)	Average diluted shares outstanding are computed using the treasury stock method.

NOTE 8.           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

We use derivative instruments to minimize fluctuations in earnings and cash flows caused by interest rate volatility. Our interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so the changes in interest rates do not have a significant effect on net interest income. Thus, all of our derivative contracts are considered to be interest rate contracts.

We recognize our derivative instruments on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, we designate whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). We formally document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. We also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss.

We offer derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements (MNA) with financial institution counterparties or Risk Participation Agreements (RPA) with commercial bank counterparties, for which we assumes a pro rata share of the credit exposure associated with a borrower's performance related to the derivative contract with the counterparty.

The following tables present information about derivative assets and liabilities at March 31, 2022 and December 31, 2021:

	March 31, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	2.8	$2,727	Other assets
Interest rate swap on variable rate loans	50,000	4.0	(3,092)	Other liabilities
Total cash flow hedges	125,000		(365)

Fair value hedges:
Interest rate swap on securities	37,190	7.3	1,829	Other assets
Total fair value hedges	37,190		1,829

Economic hedges:
Forward sale commitments	9,450	0.2	201	Other assets
Customer Loan Swaps-MNA Counterparty	230,882	6.3	(10,274)	Other liabilities
Customer Loan Swaps-RPA Counterparty	107,103	7.0	(1,190)	Other liabilities
Customer Loan Swaps-Customer	337,985	6.5	11,464	Other assets
Total economic hedges	685,420		201

Non-hedging derivatives:
Interest rate lock commitments	8,881	0.3	(5)	Other liabilities
Total non-hedging derivatives	8,881		(5)

Total	$856,491		$1,660

	December 31, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.0	$(121)	Other liabilities
Interest rate swap on variable rate loans	50,000	4.2	(756)	Other liabilities
Total cash flow hedges	125,000		(877)

Fair value hedges:
Interest rate swap on securities	37,190	7.6	(530)	Other liabilities
Total fair value hedges	37,190		(530)

Economic hedges:
Forward sale commitments	16,600	0.1	15	Other assets
Customer Loan Swaps-MNA Counterparty	260,102	6.2	(9,429)	Other liabilities
Customer Loan Swaps-RPA Counterparty	115,285	6.7	(4,421)	Other liabilities
Customer Loan Swaps-Customer	375,387	6.4	13,850	Other assets
Total economic hedges	767,374		15

Non-hedging derivatives:
Interest rate lock commitments	14,059	0.1	283	Other assets
Total non-hedging derivatives	14,059		283

Total	$943,623		$(1,109)

As of March 31, 2022 and December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
March 31, 2022
Interest rate swap on securities	Securities Available for Sale	$34,976	$(2,214)

December 31, 2021
Interest rate swap on securities	Securities Available for Sale	$39,726	$2,536

Information about derivative assets and liabilities for March 31, 2022 and 2021, follows:

	Three Months Ended March 31, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$2,191	Interest expense	$—	Interest expense	$(113)
Interest rate swap on variable rate loans	(1,798)	Interest income	—	Interest income	16
Total cash flow hedges	393		—		(97)

Fair value hedges:
Interest rate swap on securities	(1,841)	Interest income	—	Interest income	(135)
Total fair value hedges	(1,841)		—		(135)

Economic hedges:
Forward commitments	—	Other income	—	Other income	186
Total economic hedges	—		—		186

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Other expense	(288)
Total non-hedging derivatives	—		—		(288)

Total	$(1,448)		$—		$(334)

	Three Months Ended March 31, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$987	Interest expense	$—	Interest expense	$(188)
Interest rate swap on variable rate loans	(213)			Interest income	8
Total cash flow hedges	774		—		(180)

Fair value hedges:
Interest rate swap on securities	(2,813)	Interest income	—	Interest income	(137)
Total economic hedges	(2,813)		—		(137)

Economic hedges:
Forward commitments	—	Other income	—	Other income	10
Total economic hedges	—		—		10

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Other Income	24
Total non-hedging derivatives	—		—		24

Total	$(2,039)		$—		$(283)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$22,671	3,826	$1,189	1,010	$9,309

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(113)	—
Interest rate swap on variable rate loans	16	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(135)	—	—	—

	Three Months Ended March 31, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$24,205	3,979	$2,951	1,811	$10,248

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	(58)	(130)	—
Interest rate swap on variable rate loans	8	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(137)	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of March 31, 2022 we have two interest rate swaps on wholesale borrowings (the "SWAPS") to limit our exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements were entered in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered on April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the three-month LIBOR rate. We designated the swaps as cash flow hedges.

Interest rate swap on variable rate loans

We have an interest rate swap that effectively fixes our interest rate on $50 million of 1 month USD-LIBOR-BBA (or LIBOR less two days) based loan assets at 0.806% plus the credit spread on the loans that reprices on weighted average basis. The instrument is specifically designed to hedge the risk of changes in its cash flows from interest receipts attributable to changes in a contractually specified interest rate, on an amount of our variable rate loan assets equal to $50 million. We designated the swap as a cash flow hedge.

Fair value hedges

Interest rate swap on securities

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. We utilize interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, we entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.  The fixed rates on the transactions have a weighted average of 1.696%.

Economic hedges

Forward sale commitments

We utilize forward sale commitments on residential mortgage loans to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans originated for sale. The forward sale commitments are accounted for as derivatives. We typically use a combination of best efforts and mandatory delivery contracts. The contracts are loan sale agreements where we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. Generally, we enter into contracts just prior to the loan closing with a customer.

Customer loan derivatives

We enter into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. We mitigate this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free standing derivatives and are recorded at fair value in our consolidated balance sheet. We are party to master netting arrangements with our financial institutional counterparties; however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The master netting arrangements provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of March 31, 2022
Customer Loan Derivatives:
MNA counterparty	$(10,274)	$10,274	$—	$—
RPA counterparty	(1,190)	1,190	—	—
Total	$(11,464)	$11,464	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2021
Customer Loan Derivatives:
MNA counterparty	$(9,429)	$9,429	$12,000	$12,000
RPA counterparty	(4,421)	4,421	—	—
Total	$(13,850)	$13,850	$12,000	$12,000

Non-hedging derivatives

Interest rate lock commitments

We enter into interest rate lock commitments (IRLCs) for residential mortgage loans, which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of residential mortgage loans that are held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose us to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free standing derivatives which are carried at fair value with changes recorded in non-interest income in our Consolidated Statements of Income. Changes in the fair value of IRLCs subsequent to inception are based on; (i) changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and (ii) changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$229,346	$—	$229,346
US Government agency	—	81,232	—	81,232
Private label	—	82,755	—	82,755
Obligations of states and political subdivisions thereof	—	126,712	—	126,712
Corporate bonds	—	83,865	—	83,865
Loans held for sale	—	2,843	—	2,843
Derivative assets	—	16,020	201	16,221
Derivative liabilities	—	(14,556)	(5)	(14,561)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$236,117	$—	$236,117
US Government agency	—	79,637	—	79,637
Private label	—	68,695	—	68,695
Obligations of states and political subdivisions thereof	—	141,776	—	141,776
Corporate bonds	—	92,051	—	92,051
Loans held for sale	—	5,523	—	5,523
Derivative assets	—	13,850	298	14,148
Derivative liabilities	—	(15,257)	—	(15,257)

Securities Available for Sale: All securities and major categories of securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data that may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, and the securities’ terms and conditions, among other things.

Loans Held for Sale: The valuation of the Company’s loans held for sale are determined on an individual basis using quoted secondary market prices and are classified as Level 2 measurements.

Derivative Assets and Liabilities

Cash Flow Hedges. The valuation of our cash flow hedges are obtained from a third party. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The inputs used to value the cash flow hedges are all classified as Level 2 measurements.

Interest Rate Lock Commitments. We enter into IRLCs for residential mortgage loans, which commit us to lend funds to  potential borrowers at a specific interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. The closing ratio is derived from internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements.

Forward Sale Commitments. We utilize forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans originated for sale. The fair values of mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable. However, closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are not considered observable factors. As such, mandatory delivery forward commitments are classified as Level 3 measurements.

Customer Loan Derivatives. The valuation of our customer loan derivatives is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, we have considered the impact of master netting arrangements and any applicable credit enhancements, such as collateral postings.

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of March 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2022:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended March 31, 2022
Balance at beginning of period	$283	$15
Realized (loss) gain recognized in non-interest income	(288)	186
Balance at end of period	$(5)	$201

Three Months Ended March 31, 2021
Balance at beginning of period	$22	$(95)
Realized gain recognized in non-interest income	24	10
Balance at end of period	$46	$(85)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value	Fair Value			Significant
	March 31,	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2022	2021	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$(5)	$283	Pull-through Rate Analysis	Closing Ratio	87%
			Pricing Model	Origination Costs, per loan	$1.7
			Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	201	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$95 to $101
Total	$196	$298

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	March 31, 2022	December 31, 2021	March 31, 2022	Fair Value Measurement Date as of March 31, 2022
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$6,874	$8,324	$(1,450)	March 2022
Capitalized servicing rights	6,778	5,263	1,515	March 2022
Premises held for sale	327	226	101	February 2022
Total	$13,979	$13,813	$166

There are no liabilities measured at fair value on a non-recurring basis in 2022 and 2021.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value March 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$3,135	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,175

Individually evaluated loans	3,739	Discount cash flow	Discount rate	2.88% to 6.45%
			Cash flows	$5 to $943

Capitalized servicing rights	6,778	Discounted cash flow	Constant prepayment rate (CPR)	8.31%
			Discount rate	9.05%

Premises held for sale	327	Fair value of asset less selling costs	Appraised value	$347
			Selling Costs	6%
Total	$13,979
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$4,780	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,792

Individually evaluated loans	3,544	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$6 to $931

Capitalized servicing rights	5,263	Discounted cash flow	Constant prepayment rate (CPR)	12.47%
			Discount rate	9.53%

Premises held for sale	226	Fair value of asset less selling costs	Appraised value	$240
			Selling Costs	6%
Total	$13,813
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2022 and December 31, 2021.

Individually evaluated loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, we record non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, non-recurring fair value measurement adjustments relating to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral supporting commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

Other real estate owned or OREO. OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

Premises held for sale. Assets held for sale, identified as part of our strategic review and branch optimization exercise, were transferred from premises and equipment at the lower of amortized cost or fair value less the estimated sales costs. Assets held for sale fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

Summary of Estimated Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of our financial instruments are included in the table below. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$111,049	$111,049	$111,049	$—	$—
Securities available for sale	603,910	603,910	—	603,910	—
FHLB stock	7,384	7,384	—	7,384	—
Loans held for sale	2,843	2,843	—	2,843	—
Net loans	2,631,372	2,561,685	—	—	2,561,685
Accrued interest receivable	3,668	3,668	—	3,668	—
Cash surrender value of bank-owned life insurance policies	79,861	79,861	—	79,861	—
Derivative assets	16,221	16,221	—	16,020	201

Financial Liabilities
Non-maturity deposits	$2,655,823	$2,516,000	$—	$2,516,000	$—
Time deposits	391,940	387,000	—	387,000	—
Securities sold under agreements to repurchase	19,943	19,943	—	19,943	—
FHLB advances	98,595	98,332	—	98,332	—
Subordinated borrowings	60,165	59,360	—	59,360	—
Derivative liabilities	14,561	14,561	—	14,556	5

	December 31, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$250,389	$250,389	$250,389	$—	$—
Securities available for sale	618,276	618,276	—	618,276	—
FHLB stock	7,384	7,384	—	7,384	—
Loans held for sale	5,523	5,523	—	5,523	—
Net loans	2,509,192	2,442,741	—	—	2,442,741
Accrued interest receivable	2,712	2,712	—	2,712	—
Cash surrender value of bank-owned life insurance policies	79,020	79,020	—	79,020	—
Derivative assets	14,148	14,148	—	13,850	298

Financial Liabilities
Non-maturity deposits	$2,623,012	$2,853,000	$—	$2,853,000	$—
Time deposits	425,532	424,000	—	424,000	—
Securities sold under agreements to repurchase	19,802	19,802	—	19,802	—
FHLB advances	98,598	98,439	—	98,439	—
Subordinated borrowings	60,124	61,884	—	61,884	—
Derivative liabilities	15,257	15,257	—	15,257	—

NOTE 10.           REVENUE FROM CONTRACTS WITH CUSTOMERS

We account for our various non-interest revenue streams and related contracts under ASC 606. Revenue from contracts with customers is based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. Revenue is recognized when we satisfy our performance obligation, which is generally when services are rendered and can be either satisfied at a point in time or over time. We recognize revenue at a point in time that is transactional in nature. We recognize revenue over time that is earned as services are performed and performance obligations are satisfied over time.

A substantial portion of our revenue is specifically excluded from the scope of Topic 606. This exclusion is associated with financial instruments, including interst income on loans and investment securities, in addition to loan derivative income and gains on loan and investment sales.

Disaggregation of Revenue

The following tables present disaggregation of our non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended March 31,
(in thousands)	2022	2021
Major Products/Service Lines
Trust management fees	$3,403	$3,175
Financial services fees	351	491
Interchange fees	1,973	1,712
Customer deposit fees	1,372	1,049
Other customer service fees	271	209
Total	$7,370	$6,636

	Three Months Ended March 31,
(in thousands)	2022	2021
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,757	$3,287
Products and services transferred over time	3,613	3,349
Total	$7,370	$6,636

Trust Management Fees

The trust management business generates revenue through a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. These fees are primarily earned over time as we charge our customers on a monthly or quarterly basis in accordance with investment advisory agreements.  Fees are generally assessed based on a tiered scale of the market value of assets under management at month end.  Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

Financial Services Fees

Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker dealer offering securities and insurance products not affiliated with the Company or its subsidiaries. We have a revenue sharing agreement with Infinex for any financial service fee income generated. Financial services fees are recognized at a point in time upon the completion of service requirements.

Interchange Fees

We earn interchange fees from transaction fees that merchants pay whenever a customer uses a debit card to make a purchase from their store. The fees are paid to the card-issuing bank to cover handling costs, fraud, bad debt costs and the risk involved in approving the payment. Interchange fees are generally recognized as revenue at a point in time upon the completion of a debit card transaction.

Customer Deposit Fees

The Customer Deposit business offers a variety of deposit accounts with a range of interest rates, fee schedules and other terms, which are designed to meet the customer's financial needs. Additional depositor-related services provided to customers include ATM, bank-by-phone, internet banking, internet bill pay, mobile banking, and other cash management services which include remote deposit capture, ACH origination, and wire transfers. These customer deposit fees are generally recognized at a point in time upon the completion of the service.

Other Customer Service Fees

We have certain incentive and referral fee arrangements with independent third parties in which fees are earned for new account activity, product sales, or transaction volume generated for the respective third parties. We also earn a percentage of the fees generated from third-party credit card plans promoted through the Bank. Revenue from these incentive and referral fee arrangements are recognized over time using the right to invoice measure of progress.

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	March 31, 2022	December 31, 2021
Balances from contracts with customers only:
Other Assets	$1,303	$1,184
Other Liabilities	2,977	2,324

The timing of revenue recognition, billings and cash collections results in contract assets or receivables and contract liabilities or deferred revenue on the consolidated balance sheets. For most customer contracts, fees are deducted directly from customer accounts and, therefore, there is no associated impact on the accounts receivable balance. For certain types of service contracts, we have an unconditional right to consideration under the service contract and an accounts receivable balance is recorded for services completed. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Costs to Obtain and Fulfill a Contract

We currently expense contract costs for processing and administrative fees for debit card transactions. We also expense custody fees and transactional costs associated with securities transactions as well as third party tax preparation fees. We have elected the practical expedient in ASC 340-40-25-4, whereby we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets we otherwise would have recognized is one year or less.

NOTE 11.           LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Most of our leases are for branches, ATM locations, and office space and have terms extending through 2040. All leases are classified as operating leases, and are recognized on the consolidated balance sheets as a right- of-use (“ROU”) asset with a corresponding lease liability.

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	March 31, 2022	December 31, 2021
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,979	$9,274

Lease Liabilities
Operating lease liabilities	Other liabilities	9,363	9,643

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. The lease agreements often include one or more options to renew at our discretion. If at lease inception, we consider the exercising of a renewal option to be reasonably certain, we will include the extended term in the calculation of the ROU asset and lease liability.

The following table presents the weighted average lease term and discount rate of the leases:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.86	8.03

Weighted-average discount rate
Operating leases	3.09%	3.07%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Lease Costs
Operating lease cost	$321	$321
Variable lease cost	87	81
Total lease cost	$408	$402

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
March 31, 2023	$1,344
March 31, 2024	1,348
March 31, 2025	1,256
March 31, 2026	1,085
March 31, 2027	942
Thereafter	3,847
Total future minimum lease payments	9,822
Amounts representing interest	(459)
Present value of net future minimum lease payments	$9,363

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Bar Harbor Bankshares (the "Company" or “we”) is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a regional community bank that thinks differently about banking. The Bank provides the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. Having recently celebrated the 135th anniversary of our founding, we remain focused on helping our customers achieve their goals as the key to the Bank’s success.  With over 500 dedicated professionals and  more than 50 locations, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our customers in order to serve their banking and financial needs. Through these efforts, we continue to be a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint. Our corporate goal is to be one of the top performing banks in New England, and our business model is centered on the following:

●	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders
●	Geography, heritage, and performance are key while remaining true to a community-focused culture
●	Strong commitment to risk management while balancing growth and earnings
●	Service and sales driven culture with a focus on core business growth
●	Fee income is fundamental to our profitability through trust and treasury management services, customer derivatives, and secondary market mortgage sales
●	Investment in processes, products, technology, training, leadership, and infrastructure
●	Expansion of our brand and business to deepen market presence
●	Opportunity and growth for existing employees while adding catalyst recruits across all levels

Shown below is our profile as of March 31, 2022:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended
	March 31,
	2022	2021
PER SHARE DATA
Net earnings, diluted	$0.60	$0.63
Adjusted earnings, diluted(1)	0.62	0.68
Total book value	27.11	27.10
Tangible book value(1)	18.72	18.61
Market price at period end	28.62	29.42
Dividends	0.24	0.22

PERFORMANCE RATIOS(2)
Return on assets	1.00%	1.03%
Adjusted return on assets(1)	1.02	1.11
Pre-tax, pre-provision return on assets	1.28	1.22
Adjusted pre-tax, pre-provision return on assets (1) (2)	1.31	1.32
Return on equity	8.89	9.45
Adjusted return on equity(1)	9.07	10.14
Return on tangible equity	13.01	14.01
Adjusted return on tangible equity(1)	13.27	15.01
Net interest margin, fully taxable equivalent (FTE)(1) (3)	2.95	2.88
Adjusted net interest margin(1)	2.93	2.78
Efficiency ratio(1)	62.40	61.95

FINANCIAL DATA (In millions)
Total assets	$3,692	$3,730
Total earning assets(4)	3,367	3,381
Total investments	611	641
Total loans	2,655	2,551
Allowance for loan losses	23	24
Total goodwill and intangible assets	126	127
Total deposits	3,048	2,912
Total shareholders' equity	407	405
Net income	9	9
Adjusted income(1)	9	10

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (annualized)/average loans	(0.01)%	0.03%
Allowance for credit losses/total loans	0.87	0.93
Loans/deposits	87	88
Shareholders' equity to total assets	11.02	10.86
Tangible shareholders' equity to tangible assets(1)	7.88	7.72
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying quarterly growth rates as of March 31, 2022 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
(in thousands, except ratios)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	March 31, 2022
Commercial real estate	$1,289,968	$1,210,580	$1,170,372	$1,135,857	$1,118,669	26%
Commercial and industrial	346,394	340,129	331,091	327,729	317,500	7
Paycheck Protection Program (PPP)	1,126	6,669	24,227	65,918	77,878	*
Total commercial loans	1,637,488	1,557,378	1,525,690	1,529,504	1,514,047	21
Total commercial loans, excluding PPP	1,636,362	1,550,709	1,501,463	1,463,586	1,436,169	22

Residential real estate	868,382	821,004	849,692	822,774	868,084	23
Consumer	96,876	98,949	100,933	103,589	106,835	(8)
Tax exempt and other	51,816	54,579	57,839	59,693	62,098	(20)
Total loans	$2,654,562	$2,531,910	$2,534,154	$2,515,560	$2,551,064	19%

*Indicates ratios of 100% or greater.

DEPOSIT ANALYSIS

						Annualized
						Growth %
(in thousands, except ratios)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	March 31, 2022
Demand	$653,471	$664,420	$664,395	$599,598	$586,487	(7)%
NOW	918,768	940,631	888,021	802,681	761,817	(9)
Savings	658,834	628,670	605,977	578,361	560,095	19
Money market	424,750	389,291	379,651	371,075	365,507	36
Total non-maturity deposits	2,655,823	2,623,012	2,538,044	2,351,715	2,273,906	5
Total time deposits	391,940	425,532	469,221	470,758	638,436	(32)
Total deposits	$3,047,763	$3,048,544	$3,007,265	$2,822,473	$2,912,342	—%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2022			2021
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Interest-earning deposits with other banks(4)	$140,383	$56	0.16%	$176,728	$39	0.09%
Securities available for sale and FHLB stock(2)(3)	629,811	3,963	2.55	613,459	4,221	2.79
Loans:
Commercial real estate	1,264,798	10,907	3.50	1,099,937	9,987	3.68
Commercial and industrial	393,759	3,361	3.46	377,176	3,594	3.86
Paycheck protection program	2,999	196	26.49	65,149	1,304	8.12
Residential	856,252	7,490	3.55	916,633	8,508	3.76
Consumer	97,594	844	3.51	109,802	965	3.56
Total loans (1)	2,615,402	22,798	3.54	2,568,697	24,358	3.85
Total earning assets	3,385,596	26,817	3.21%	3,358,884	28,618	3.46%
Other assets	326,422			357,898
Total assets	$3,712,018			$3,716,782

Liabilities
NOW	$930,556	$314	0.14%	$749,100	$250	0.14%
Savings	640,672	137	0.09	541,203	169	0.13
Money market	414,130	118	0.12	378,743	127	0.14
Time deposits	406,730	620	0.62	675,422	2,405	1.44
Total interest bearing deposits	2,392,088	1,189	0.20	2,344,468	2,951	0.51
Borrowings	178,958	1,010	2.29	340,209	1,811	2.16
Total interest bearing liabilities	2,571,046	2,199	0.35%	2,684,677	4,762	0.72%
Non-interest bearing demand deposits	660,717			550,657
Other liabilities	64,619			74,778
Total liabilities	3,296,382			3,310,112

Total shareholders' equity	415,636			406,670

Total liabilities and shareholders' equity	$3,712,018			$3,716,782

Net interest spread			2.86%			2.74%
Net interest margin (1)			2.95			2.88
Adjusted net interest margin(5)			2.93			2.78
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Income from interest-bearing deposits with other banks has been separated from securities and restated for prior periods to conform to the current period presentation.
(5)	Adjusted net interest margin excludes Paycheck Protection Program loans.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with accounting principles generally accepted in the United States of America, or GAAP,. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with our GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to our results for any particular quarter or year. Our non-GAAP adjusted earnings information set forth is not necessarily comparable to non-GAAP information that may be presented by other companies. Each non-GAAP measure used by usin this report as supplemental financial data should be considered in conjunction with our GAAP financial information.

We utilize the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts that we view as unrelated to our normalized operations, including gains/losses on securities, premises, equipment and other real estate owned, acquisition costs, restructuring costs, legal settlements, and systems conversion costs. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

We also calculate adjusted earnings per share based on our measure of adjusted earnings. We view these amounts as important to understanding operating trends, particularly due to the impact of accounting standards related to acquisition activity. Analysts also rely on these measures in estimating and evaluating our performance. Management also believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of us to other companies in the financial services industry. We also adjust certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended March 31,
(in thousands)	Calculations	2022	2021
Net income		$9,112	$9,480
Non-recurring items:
Gain on sale of securities, net		(9)	—
(Gain) loss on sale of premises and equipment, net		(75)	8
Loss on other real estate owned		—	—
Loss on debt extinguishment		—	—
Acquisition, conversion and other expenses		325	889
Income tax expense (1)		(56)	(213)
Total non-recurring items		185	684
Total adjusted income(2)	(A)	$9,297	$10,164

Net interest income	(B)	$24,298	$23,422
Plus: Non-interest income		9,309	10,248
Total Revenue		33,607	33,670
Gain on sale of securities, net		(9)	—
Total adjusted revenue(2)	(C)	$33,598	$33,670

Total non-interest expense		$21,886	$22,491
Non-recurring expenses:
Gain (loss) on sale of premises and equipment, net		75	(8)
Loss on other real estate owned		—	—
Loss on debt extinguishment		—	—
Acquisition, conversion and other expenses		(325)	(889)
Total non-recurring expenses		(250)	(897)
Adjusted non-interest expense(2)	(D)	$21,636	$21,594

Total revenue		33,607	33,670
Total non-interest expense		21,886	22,491
Pre-tax, pre-provision net revenue		$11,721	$11,179

Adjusted revenue(2)		33,598	33,670
Adjusted non-interest expense(2)		21,636	21,594
Adjusted pre-tax, pre-provision net revenue(2)		$11,962	$12,076

(in millions)
Average earning assets	(E)	$3,386	$3,359
Average paycheck protection program (PPP) loans	(R)	3	65
Average earning assets, excluding PPP loans	(S)	3,383	3,294
Average assets	(F)	3,712	3,717
Average shareholders' equity	(G)	416	407
Average tangible shareholders' equity(2)(3)	(H)	290	280
Tangible shareholders' equity, period-end(2)(3)	(I)	281	278
Tangible assets, period-end(2)(3)	(J)	3,566	3,603

		Three Months Ended March 31,
	Calculations	2022	2021
(in thousands)
Common shares outstanding, period-end	(K)	15,013	14,950
Average diluted shares outstanding	(L)	15,102	15,007

Adjusted earnings per share, diluted(2)	(A/L)	$0.62	$0.68
Tangible book value per share, period-end(2)	(I/K)	18.72	18.61
Securities adjustment, net of tax(1)(4)	(M)	(20,225)	4,510
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	20.07	18.31
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.88	7.72

Performance ratios(5)
Return on assets		1.00%	1.03%
Adjusted return on assets(2)	(A/F)	1.02	1.11
Pre-tax, pre-provision return on assets		1.28	1.22
Adjusted pre-tax, pre-provision return on assets (2)	(U/F)	1.31	1.32
Return on equity		8.89	9.45
Adjusted return on equity(2)	(A/G)	9.07	10.14
Return on tangible equity		13.01	14.01
Adjusted return on tangible equity(1)(2)	(A+Q)/H	13.27	15.01
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	62.40	61.95
Net interest margin	(B+P)/E	2.95	2.88
Adjusted net interest margin(2)(7)	(B+P-T)/S	2.93	2.78

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$476	$595
Franchise taxes included in non-interest expense	(O)	141	125
Tax equivalent adjustment for net interest margin	(P)	320	433
Intangible amortization	(Q)	233	241
Interest and fees on PPP loans	(T)	196	1,304
(1)	Assumes a marginal tax rate of 23.41% for 2022 and 23.71% for the first three quarters of 2021.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized loss on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(7)	Adjusted net interest margin excludes Paycheck Protection Program loans.

EXECUTIVE SUMMARY

We reported first quarter 2022 net income of $9.1 million or $0.60 per diluted share compared to $9.5 million or $0.63 per diluted share in the same quarter of 2021.  Paycheck Protection Program, or PPP, loan accretion contributed $0.01 per share in the first quarter of 2022 compared to $0.07 in the same quarter of 2021.  Adjusted earnings per diluted share (non-GAAP) for the same periods were $0.62 and $0.68, which excludes one-time severance and contract negotiation costs.

FIRST QUARTER HIGHLIGHTS (ratios compared to the first quarter 2021)

●	1.00% return on assets or 1.02% on a core basis (non-GAAP)
●	21% annualized commercial loan growth
●	87% loan to deposit ratio
●	2.95% net interest margin, compared to 2.88%
●	11% increase in fee-based revenue
●	0.25% non-performing asset ratio to total assets, compared to 0.38%

In the first quarter 2022, we grew loans, expanded net interest margin, increased fee-based income and controlled expenses driving positive operating leverage for the quarter while maintaining credit quality and solid capital levels.  Commercial loans grew at an annual rate of 21%, which is a reflection of strong pipelines heading into 2022 that remain robust.  The growth and pipelines are a mix of real estate loans, commercial and industrial loans and increases in utilization rates to 30% on existing lines of credit. Lending activity during the quarter highlights the strength of our teams’ experience and client relationships as we continue to navigate an uncertain economic and rate environment with dynamic variables that could shift in either direction.

We self-funded loans during the first quarter 2022 by deploying excess cash as total deposit growth remained flat.  Non-maturity deposits (core deposits) balances grew 5% annualized in the quarter, which offset our strategic run-off in wholesale time deposits.

Net interest margin, or NIM, expanded to 2.95% for the first quarter 2022, up from 2.88% in the same quarter of 2021.  Adjusted NIM (non-GAAP) was 2.93% and 2.78% for the first quarters of 2022 and 2021, respectively and was 2.69% in the fourth quarter of 2021. Of the 24 basis point increase from the fourth quarter 16 basis points relates to the use of cash to fund loan growth and 8 basis points was the result of previously announced deleveraging strategies.

We believe that credit quality continues to be strong across our loan portfolio.  The provision for loan losses in the first quarter 2022 reflects a build to the allowance on higher loan growth, balanced with improvements in non-accrual loans, delinquencies, specific reserves and beneficial shifts in product mix.  Net recoveries on previously charged off loans were $95 thousand compared with net charge offs of $168 thousand in the first quarter of 2021.

Fee-based income increased 11% over the first quarter of 2021, reflecting a deepening and expanding customer deposit base, growth in trust and investment management fees and higher treasury management fees.  Mortgage banking revenue in the first quarter 2022 was in line with expectations given the decline in refinancing activity and tighter gain on sale margins given excess capacity in the industry.  Given the shift in the mortgage banking environment, we managed our mortgage production between on balance sheet and for sale through our secondary market platform.

Our tangible book value per share (non-GAAP) was $18.72 compared with $19.86 at year-end 2021 or a decrease of 5.7%, as a result of the mark-to-market adjustments in our securities portfolio given the rising rate environment.  This dilution is temporary and reasonable given the relatively short duration risk of the securities portfolio.  Excluding securities adjustments, tangible book value per share (non-GAAP) was up 7% on an annualized basis to $20.07 from $19.73 at year-end 2021.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2022 AND DECEMBER 31, 2021

Securities

Securities totaled $611.3 million at quarter-end compared to $625.7 million at year-end 2021 representing 17% of total assets in both periods.  During the quarter, security purchases of $47.7 million were offset by $7.9 million of sales and $20.3 million of maturities, calls and pay-downs of amortizing securities.  Fair value adjustments reduced the security portfolio by $28.5 million at the end of the quarter and increased the portfolio by $5.1 million at year-end.  Net unrealized losses during the quarter were mostly due to the impact of increases in longer-term market interest rates on the value of each class of securities.  See Note 2 to the Consolidated Financial Statements for more information.  The weighted average yield of our securities portfolio was 2.96% at quarter-end and 2.63% at year-end.  Securities held at quarter-end had an average life of 7.4 years and an effective duration of 4.7 years compared to 5.3 years and 4.2 years at year-end 2021, respectively.

Loans

Total loans increased $122.7 million to $2.6 billion at quarter-end.  Commercial loans increased $80.1 million primarily due to new loans with existing customers in the commercial leasing and hotel accommodation industries.  PPP loan balances totaled $1.1 million at the end of the quarter, compared to $6.7 million at year-end.  Unearned net fees on PPP loans were $30 thousand at the end of the quarter and $219 thousand as of the end of 2021.  All remaining COVID loan modifications at year-end 2021 totaling $566 thousand were paid off during the quarter.  Total residential loans increased $47.4 million from the end of the fourth quarter 2021, as we placed more originations on the balance sheet instead of selling into the secondary market.  In the first quarter 2022, 17% of residential originations were sold compared with 38% in the fourth quarter of 2021.  While residential loans increased, origination volume was significantly down from each quarterly period of 2021 on lower refinancing activity.

Allowance for Credit Losses

The allowance for credit losses was $23.2 million at quarter-end as compared to $22.7 million at year-end.  A steadying economic forecast and disciplined approach to credit quality resulted in an allowance to total loans coverage ratio of 0.87% compared to 0.90% at year-end.  Charged-off loans in the quarter resulted in a net recovery of $95 thousand compared to $144 thousand in the fourth quarter 2021.  Non-accruing loans in the quarter decreased to $9.2 million from $10.2 million at year-end.  The ratio of accruing past due loans to total loans improved to 0.25% of total loans at quarter-end from 0.32% at year-end 2021.

Other Assets

Other assets were $335.5 million at quarter-end as compared to $318.5 million at year-end 2021. The increase reflects $7.1 million of deferred tax assets recorded in connection with unrealized losses on securities and $8.3 million of investments made in tax credits and community developments.

Deposits and Borrowings

Total deposits were $3.0 billion at the quarter-end 2022 and year-end 2021. Core deposits grew $32.8 million, or 5% on an annualized basis.  A total of 500 net new core deposits accounts were opened in the first quarter 2022 compared to 300 accounts in the fourth quarter 2021.  The loan to deposit ratio was 87% compared to 83% at the end of 2021 due to loan growth.  Time deposits decreased $33.6 million during the quarter primarily due to $22.0 million of wholesale deposits that matured. The remaining decrease is attributable to customers continuing to move funds to transactional accounts upon contractual maturity.  Borrowings were flat during the quarter due to a consistent deposit level and use of excess cash to fund loan growth.  FHLB borrowings at quarter-end were term advances with a total balance of $98.6 million, weighted average life of 1.4 years and weighted average rate of 0.68%.  Total cost of deposits was 0.20% in the first quarter 2022 compared to 0.24% in the fourth quarter 2021 and borrowing costs were 2.29% compared to 2.17% for the same periods.  The change in cost of funds reflects the attrition of balances on prepaid or matured borrowings and time deposits.

Other Liabilities

Other liabilities were $58.6 million at quarter-end 2022 and $58.0 million at year-end 2021.  The quarter-end balance reflects $8.3 million of tax credit and community development investment commitments offset by payments of the 2021 incentive program in March 2022.

Equity

Total equity at quarter-end was $407.0 million compared to $424.1 million at year-end.  Book value per share was $27.11 at March 31, 2022, compared with $28.27 at December 31, 2021 and tangible book value per share (non-GAAP measure) was $18.72 and $19.86 for the respective periods.  Accumulated other comprehensive losses, which were primarily due to unrealized losses on securities reduced equity by $21.4 million at quarter-end compared to an increase of $2.3 million year-end 2021.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Net Interest Income

Net interest margin was 2.95% compared to 2.88% in the same period of 2021. Acceleration of PPP loan fee amortization due to forgiveness contributed two basis points to NIM in the first quarter 2022 and 10 basis point in the same period of 2021.  Interest-bearing cash balances, reduced NIM by 12 basis points in the first quarter 2022 and 15 basis points in the first quarter 2021.  The yield on earning assets totaled 3.21% compared to 3.46% in the first quarter 2021.  Excluding the impact of PPP and excess cash, the yield on earning assets totaled 3.32% and 3.55% for the same periods. The yield on loans was 3.54% in the first quarter 2022, and 3.85% in the first quarter of 2021. Excluding PPP loans the yield on loans was 3.51% in the first quarter of 2022 and 3.73% in the first quarter 2021.  Costs of interest-bearing liabilities decreased to 0.35% from 0.72% in the first quarter 2021 due to lower deposit rates and reduced wholesale borrowings.

Provision for Credit Losses

The provision for credit losses for the quarter was $377 thousand, compared to a recapture of $489 thousand in the first quarter of 2021.  The provision in the first quarter 2022 is attributable to loan growth offset in part by improved credit quality metrics, as noted in the allowance for credit losses discussion.

Non-Interest Income

Non-interest income in the first quarter 2022 was $9.3 million, compared to $10.2 million in the same quarter of 2021.  Customer service fees were $3.6 million in the first quarter compared to $3.0 million in the same period of 2021. The increase is due to over 3,000 net core accounts that were opened since the first quarter of 2021 and a higher volume of customer activity and transactions. Wealth management income grew to $3.8 million from $3.7 million in the first quarter of 2021 due to a 5% increase in assets under management.  Mortgage banking income was $624 thousand, compared to $2.6 million in the same period of 2021 reflecting higher on balance sheet activity and lower residential loan originations.

Non-Interest Expense

Non-interest expense was $21.9 million in the first quarter 2022 from $22.5 million in the same quarter of 2021.  Salaries and benefits expense decreased to $12.1 million compared to $12.2 million in the same quarter of 2021.  A reduction of full-time equivalents to 495 from 538 in the first quarter of 2021 resulted in lower salary and benefit expense.  However, that benefit was almost completely offset by less loan origination cost deferrals on lower residential loan volume as compared to the first quarter 2021.  The efficiency ratio excluding the effects of PPP improved to 62.76%, down from 64.40% for the same respective periods.  Non-core expenses (non-GAAP) in the first quarter 2021 totaled $250 thousand and consisted of a $75 thousand gain on the sale of premises and equipment as we continue to optimize our branch footprint as well as one time severance and contract negotiation costs. In the same quarter of 2021, non-core expenses (non-GAAP) totaled $897 million and included charges from early retirements and reductions in workforce programs.

Liquidity and Cash Flows

Liquidity is measured by our ability to meet short-term cash needs at a reasonable cost or minimal loss. We seek to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer-initiated needs. Many factors affect our ability to meet liquidity needs, including variations in the markets served by our network of offices, mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

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

Our liquidity position remains strong. During the quarter we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans. At March 31, 2022, available same-day liquidity totaled approximately $1.1 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios.  We had unused borrowing capacity at the FHLB of $436 million, unused borrowing capacity at the Federal Reserve of $87 million and unused lines of credit totaling $51.0 million, in addition to over $200.0 million in unencumbered, liquid investment portfolio assets.

The Bank maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to us. Our management believes the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on our liquidity position.

Capital Resources

Please see the “Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the Note 6 Capital Ratios and Shareholders’ Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Annual Report on Form 10-K.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by our Board of Directors.  Dividends to shareholders in the aggregate amount of $3.6 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively.  All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

Off-Balance Sheet Arrangements

We are, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors.

Our off-balance sheet arrangements are limited to standby letters of credit whereby the Bank guarantees the obligations or performance of certain customers. These letters of credit are sometimes issued in support of third-party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer.

Our off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the our Annual Report on Form 10-K for the year ended December 31, 2021. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated

Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our application of critical accounting policies since December 31, 2021.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The most significant market risk that affects us is interest rate risk. Other types of market risk do not arise in the normal course of our business activities.

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset and Liability Committee, or ALCO, chaired by the Chief Financial Officer and composed of various members of senior management. ALCO meets regularly to review balance sheet structure, formulate strategies in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

As of March 31, 2022, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended March 31, 2022 and 2021:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At March 31, 2022
-100	$(4,176)	(3.9)%	$(8,892)	(8.0)%
+200	7,101	6.6	18,216	16.4
At March 31, 2021
-100	(1,919)	(2.0)	(5,820)	(6.3)
+200	6,607	6.9	17,991	19.6

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

As compared to March 31, 2021, the down 100 basis points scenario is declined in both years 1 and 2.  In the up 200 basis points scenario, results are also improved on a year-over-year basis.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayment speeds on loans and securities, deposit rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows, and renegotiated loan terms with borrowers. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, weconducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by usin the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by usin our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

We and our subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material effect on ourconsolidated financial statements.

ITEM 1A.          RISK FACTORS

There were no material changes to the risk factors discussed in Part I, Item 1A. of the our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)On April 20, 2021, our Board of Directors approved a twelve-month plan to repurchase up to 5% of our outstanding common stock, representing 747,000 shares.

The following table indicates that no shares were repurchased by us in the first quarter of 2022:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2022	—	$—	—	747,000
February 1-28, 2022	—	—	—	747,000
March 1-31, 2022	—	—	—	747,000
Total	—	$—	—	747,000

ITEM 6.           EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 5, 2022	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: May 5, 2022	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer