Form 10-Q
period 2022-06-30
BAR HARBOR BANKSHARES
filed 2022-08-03
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

The Registrant had 15,038,746 shares of common stock, par value $2.00 per share, outstanding as of July 29, 2022.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$40,834	$33,508
Interest-earning deposits with other banks	26,282	216,881
Total cash and cash equivalents	67,116	250,389

Securities:
Securities available for sale	586,142	618,276
Federal Home Loan Bank stock	6,572	7,384
Total securities	592,714	625,660

Loans held for sale	3,539	5,523

Total loans	2,727,274	2,531,910
Less: Allowance for credit losses	(23,756)	(22,718)
Net loans	2,703,518	2,509,192

Premises and equipment, net	48,350	49,382
Goodwill	119,477	119,477
Other intangible assets	6,267	6,733
Cash surrender value of bank-owned life insurance	80,262	79,020
Deferred tax assets, net	18,405	5,547
Other assets	76,109	58,310
Total assets	$3,715,757	$3,709,233

Liabilities
Deposits:
Demand	$670,268	$664,420
NOW	883,239	940,631
Savings	663,676	628,670
Money market	499,456	389,291
Time	361,906	425,532
Total deposits	3,078,545	3,048,544

Borrowings:
Senior	117,347	118,400
Subordinated	60,206	60,124
Total borrowings	177,553	178,524

Other liabilities	66,062	58,018
Total liabilities	3,322,160	3,285,086

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

(in thousands, except share data)	June 30, 2022	December 31, 2021
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at June 30, 2022 and December 31, 2021	32,857	32,857
Additional paid-in capital	191,346	190,876
Retained earnings	227,698	215,592
Accumulated other comprehensive (loss) income	(40,971)	2,303
Less: 1,402,291 and 1,427,059 shares of treasury stock at June 30, 2022 and December 31, 2021, respectively	(17,333)	(17,481)
Total shareholders’ equity	393,597	424,147
Total liabilities and shareholders’ equity	$3,715,757	$3,709,233

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share data)	2022	2021	2022	2021
Interest and dividend income
Loans	$24,581	$23,191	$47,252	$47,396
Securities and other	4,207	3,992	8,033	7,971
Total interest and dividend income	28,788	27,183	55,285	55,367
Interest expense
Deposits	1,195	2,603	2,384	5,554
Borrowings	1,074	1,826	2,084	3,637
Total interest expense	2,269	4,429	4,468	9,191
Net interest income	26,519	22,754	50,817	46,176
Provision for credit losses	534	(765)	911	(1,254)
Net interest income after provision for credit losses	25,985	23,519	49,906	47,430

Non-interest income
Trust and investment management fee income	3,829	3,801	7,583	7,467
Customer service fees	3,656	3,257	7,272	6,227
Gain on sales of securities, net	—	50	9	50
Mortgage banking income	488	1,553	1,112	4,123
Bank-owned life insurance income	504	498	1,005	1,016
Customer derivative income	137	86	155	496
Other income	347	260	1,134	374
Total non-interest income	8,961	9,505	18,270	19,753

Non-interest expense
Salaries and employee benefits	11,368	11,356	23,515	23,532
Occupancy and equipment	4,373	3,894	8,796	8,222
Loss (gain) on sales of premises and equipment, net	10	1	(65)	9
Outside services	410	533	750	965
Professional services	528	151	701	709
Communication	188	198	413	519
Marketing	369	534	632	824
Amortization of intangible assets	233	233	466	474
Acquisition, conversion and other expenses	—	552	325	1,441
Other expenses	4,221	4,272	8,053	7,520
Total non-interest expense	21,700	21,724	43,586	44,215

Income before income taxes	13,246	11,300	24,590	22,968
Income tax expense	2,743	2,275	4,975	4,463
Net income	$10,503	$9,025	$19,615	$18,505

Earnings per share:
Basic	$0.70	$0.60	$1.31	$1.24
Diluted	$0.70	$0.60	$1.30	$1.23

Weighted average common shares outstanding:
Basic	15,018	14,965	15,014	14,950
Diluted	15,077	15,042	15,094	15,026

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income	$10,503	$9,025	$19,615	$18,505
Other comprehensive (loss) income, before tax:
Changes in unrealized (loss) gain on securities available for sale	(23,409)	3,557	(52,253)	(3,628)
Changes in unrealized (loss) gain on hedging derivatives	(1,997)	120	(3,878)	2,514

Income taxes related to other comprehensive income:
Changes in unrealized loss (gain) on securities available for sale	5,330	(830)	11,964	842
Changes in unrealized loss (gain) on hedging derivatives	460	(28)	893	(586)
Total other comprehensive (loss) income	(19,616)	2,819	(43,274)	(858)
Total comprehensive (loss) income	$(9,113)	$11,844	$(23,659)	$17,647

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2020	$32,857	$190,084	$195,607	$6,740	$(18,223)	$407,065
Allowance for credit losses cumulative-effect adjustment - ASU 2016-13	—	—	(5,242)	—	—	(5,242)
Net income	—	—	9,480	—	—	9,480
Other comprehensive loss	—	—	—	(3,677)	—	(3,677)
Cash dividends declared ($0.22 per share)	—	—	(3,284)	—	—	(3,284)
Net issuance (34,049 shares) to employee stock plans, including related tax effects	—	(186)	—	—	358	172
Recognition of stock based compensation	—	666	—	—	—	666
Balance at March 31, 2021	$32,857	$190,564	$196,561	$3,063	$(17,865)	$405,180

Net income	—	—	9,025	—	—	9,025
Other comprehensive income	—	—	—	2,819	—	2,819
Cash dividends declared ($0.24 per share)	—	—	(3,592)	—	—	(3,592)
Net issuance (22,241 shares) to employee stock plans, including related tax effects	—	(94)	—	—	91	(3)
Recognition of stock based compensation	—	331	—	—	—	331
Balance at June 30, 2021	$32,857	$190,801	$201,994	$5,882	$(17,774)	$413,760

Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147
Net income	—	—	9,112	—	—	9,112
Other comprehensive loss	—	—	—	(23,658)	—	(23,658)
Cash dividends declared ($0.24 per share)	—	—	(3,603)	—	—	(3,603)
Net issuance (11,277 shares) to employee stock plans, including related tax effects	—	436	—	—	111	547
Recognition of stock based compensation	—	454	—	—	—	454
Balance at March 31, 2022	$32,857	$191,766	$221,101	$(21,355)	$(17,370)	$406,999

Net income	—	—	10,503	—	—	10,503
Other comprehensive loss	—	—	—	(19,616)	—	(19,616)
Cash dividends declared ($0.26 per share)	—	—	(3,906)	—	—	(3,906)
Net issuance (13,491 shares) to employee stock plans, including related tax effects	—	(60)	—	—	37	(23)
Recognition of stock based compensation	—	(360)	—	—	—	(360)
Balance at June 30, 2022	$32,857	$191,346	$227,698	$(40,971)	$(17,333)	$393,597

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$19,615	$18,505
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(30,641)	(65,963)
Proceeds from loan sales	32,323	68,776
Loss (gain) on sale of loans	268	(2,939)
Provision for credit losses	911	(1,254)
Net amortization of securities	1,532	1,219
Change in unamortized net loan costs and premiums	(1,556)	(2,200)
Premises and equipment depreciation	2,132	2,341
Stock-based compensation expense	94	997
Accretion of purchase accounting entries, net	—	(45)
Amortization of other intangibles	466	472
Income from cash surrender value of bank-owned life insurance policies	(1,005)	(1,016)
Gain on sales of securities, net	(9)	(50)
Amortization of right-of-use lease assets	593	565
Decrease in lease liabilities	(563)	(520)
(Gain) loss on premises and equipment, net	(65)	9
Net change in other assets and liabilities	(4,549)	(5,975)
Net cash provided by operating activities	19,546	12,922

Cash flows from investing activities:
Proceeds from sales of securities available for sale	11,726	4,050
Proceeds from maturities, calls and prepayments of securities available for sale	35,844	69,900
Purchases of securities available for sale	(77,408)	(115,928)
Net change in loans	(193,953)	65,116
Recoveries of previously charged off loans	272	214
Purchase of FHLB stock	(461)	(790)
Proceeds from sale of FHLB stock	1,273	681
Purchase of premises and equipment, net	(1,138)	(1,008)
Net investment in community limited partnerships	(932)	(917)
Net cash (used in) provided by investing activities	(224,777)	21,318

Cash flows from financing activities:
Net change in deposits	30,001	(83,742)
Net change in short-term senior borrowings	21,000	14,324
Repayments of long-term senior borrowings	(21,010)	(14)
Net change in short-term other borrowings	(1,048)	(10,390)
Net issuance to employee stock plans	524	169
Cash dividends paid on common stock	(7,509)	(6,876)
Net cash provided by (used in) financing activities	21,958	(86,529)

Net change in cash and cash equivalents	(183,273)	(52,289)
Cash and cash equivalents at beginning of year	250,389	226,007
Cash and cash equivalents at end of period	$67,116	$173,718

Supplemental cash flow information:
Interest paid	$2,128	$10,019
Income taxes paid, net	4,418	5,622

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

		January 1, 2023	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$250,838	$126	$(23,602)	$227,362
US Government agency	91,284	59	(6,371)	84,972
Private label	76,132	36	(4,257)	71,911
Obligations of states and political subdivisions thereof	128,407	5,752	(18,192)	115,967
Corporate bonds	89,154	589	(3,813)	85,930
Total securities available for sale	$635,815	$6,562	$(56,235)	$586,142

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$237,283	$2,289	$(3,455)	$236,117
US Government agency	79,143	1,016	(522)	79,637
Private label	68,691	142	(138)	68,695
Obligations of states and political subdivisions thereof	140,585	1,489	(298)	141,776
Corporate bonds	89,994	2,479	(422)	92,051
Total securities available for sale	$615,696	$7,415	$(4,835)	$618,276

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

As of June 30, 2022 and December 31, 2021 we carried no allowance on available for sale debt securities in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at June 30, 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$—	$—
Over 1 year to 5 years	29,232	28,306
Over 5 years to 10 years	52,870	56,054
Over 10 years	135,459	117,537
Total bonds and obligations	217,561	201,897
Mortgage-backed securities	418,254	384,245
Total securities available for sale	$635,815	$586,142

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Gross gains on sales of available for sale securities	$—	$50	$9	$50
Gross losses on sales of available for sale securities	—	—	—	—
Net gains on sale of available for sale securities	$—	$50	$9	$50

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$15,205	$165,870	$8,397	$50,520	$23,602	$216,390
US Government agency	5,160	67,111	1,211	9,803	6,371	76,914
Private label	2,517	39,815	1,740	31,542	4,257	71,357
Obligations of states and political subdivisions thereof	15,683	93,608	2,509	7,989	18,192	101,597
Corporate bonds	3,155	51,276	658	6,592	3,813	57,868
Total securities available for sale	$41,720	$417,680	$14,515	$106,446	$56,235	$524,126

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$1,589	$127,780	$1,866	$39,717	$3,455	$167,497
US Government agency	381	32,628	141	4,548	522	37,176
Private label	133	44,372	5	16	138	44,388
Obligations of states and political subdivisions thereof	187	36,878	111	6,129	298	43,007
Corporate bonds	94	21,358	328	11,922	422	33,280
Total securities available for sale	$2,384	$263,016	$2,451	$62,332	$4,835	$325,348

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of June 30, 2022, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our strong capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at June 30, 2022:

US Government-sponsored enterprises

361 out of the total 526 securities in our portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 8.83% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

109 out of the total 160 securities in our portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 7.65% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

31 of the total 35 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 5.63% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

51 of the total 84 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 15.19% of the amortized cost of securities in unrealized loss positions. We continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, we feel the bonds in this portfolio carry minimal risk of default and we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

18 out of the total 28 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 6.17% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	June 30,	December 31,
(in thousands)	2022	2021
Commercial construction	$86,163	$56,263
Commercial real estate owner occupied	250,890	257,122
Commercial real estate non-owner occupied	1,003,573	887,092
Tax exempt	44,439	41,280
Commercial and industrial	301,381	307,112
Residential real estate	939,730	888,263
Home equity	92,949	86,657
Consumer other	8,149	8,121
Total loans	2,727,274	2,531,910
Allowance for credit losses	23,756	22,718
Net loans	$2,703,518	$2,509,192

Total unamortized net costs and premiums included in loan totals were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Net unamortized loan origination costs	$4,276	$3,014
Net unamortized fair value discount on acquired loans	(4,088)	(4,758)
Total	$188	$(1,744)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2022 and December 31, 2021, accrued interest receivable for loans totaled $9.3 million and $6.3 million, respectively, and is included in the “other assets” line item on the consolidated balance sheets.

The CARES Act and subsequent legislation established the Payroll Protection Program (PPP), administered directly by the Small Business Administration (SBA).  As of June 30, 2022 and December 31, 2021, we had 5 and 61 PPP loans outstanding, with an outstanding principal balance of $170 thousand and $6.7 million, respectively.  PPP loans are included in the commercial and industrial portfolio segment.

Characteristics of each loan portfolio segment are as follows:

Commercial construction - Loans in this segment primarily include raw land, land development and construction of commercial and multifamily residential properties.  Collateral values are determined based upon appraisals and evaluations of the completed structure in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy guidelines that are more restrictive than on stabilized commercial real estate transactions.  Construction loans are primarily paid by the cash flow generated from the completed structure, such as operating leases, rents, or other operating cash flows from the borrower.

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

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off.  The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and troubled debt restructurings (TDRs).

The activity in the allowance for credit losses for the periods ended are as follows:

	At or for the Three Months Ended June 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$1,001	$—	$—	$9	$1,010
Commercial real estate owner occupied	2,673	—	61	(12)	2,722
Commercial real estate non-owner occupied	7,007	—	—	354	7,361
Tax exempt	—	—	—	105	105
Commercial and industrial	4,739	—	12	69	4,820
Residential real estate	6,878	—	6	(78)	6,806
Home equity	827	(4)	15	27	865
Consumer other	65	(58)	—	60	67
Total	$23,190	$(62)	$94	$534	$23,756

	At or for the Six Months Ended June 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$(1,101)	$1,010
Commercial real estate owner occupied	2,751	—	113	(142)	2,722
Commercial real estate non-owner occupied	5,650	—	—	1,711	7,361
Tax exempt	86	—	—	19	105
Commercial and industrial	5,369	—	37	(586)	4,820
Residential real estate	5,862	(15)	98	861	6,806
Home equity	814	(6)	20	37	865
Consumer other	75	(124)	4	112	67
Total	$22,718	$(145)	$272	$911	$23,756

	At or for the Three Months Ended June 30, 2021
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$1,792	$—	$—	$580	$2,372
Commercial real estate owner occupied	3,352	(108)	2	(694)	2,552
Commercial real estate non-owner occupied	5,902	—	—	(298)	5,604
Tax exempt	94	—	—	(3)	91
Commercial and industrial	5,040	(20)	13	192	5,225
Residential real estate	6,569	(21)	109	(588)	6,069
Home equity	823	(32)	36	(5)	822
Consumer other	81	(58)	6	51	80
Total	$23,653	$(239)	$166	$(765)	$22,815

	At or for the Six Months Ended June 30, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$334	$2,372
Commercial real estate owner occupied	1,783	708	(261)	2	320	2,552
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	(256)	5,604
Tax exempt	58	40	—	—	(7)	91
Commercial and industrial	3,137	2,996	(20)	14	(902)	5,225
Residential real estate	5,010	1,732	(61)	122	(734)	6,069
Home equity	285	603	(54)	47	(59)	822
Consumer other	121	(39)	(59)	7	50	80
Total	$19,082	$5,228	$(455)	$214	$(1,254)	$22,815

Unfunded Commitments

The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning Balance	$2,182	$2,152
Provision for credit losses	341	371
Ending Balance	$2,523	$2,523

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning Balance	$1,819	$359
Impact of ASC 326	—	1,616
Provision for credit losses	102	(54)
Ending Balance	$1,921	$1,921

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

The following tables present our loans by year of origination, loan segmentation and risk indicator as of June 30, 2022 and December 31, 2021:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$16,952	$25,707	$31,927	$1,011	$10,566	$—	$86,163
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$16,952	$25,707	$31,927	$1,011	$10,566	$—	$86,163

Commercial real estate owner occupied
Risk rating:
Pass	$16,947	$12,956	$24,170	$32,907	$38,530	$115,912	$241,422
Special mention	—	—	246	—	978	1,819	3,043
Substandard	—	—	—	—	853	5,253	6,106
Doubtful	—	—	—	—	167	152	319
Total	$16,947	$12,956	$24,416	$32,907	$40,528	$123,136	$250,890

Commercial real estate non-owner occupied
Risk rating:
Pass	$186,590	$247,260	$152,249	$90,146	$37,524	$271,359	$985,128
Special mention	—	—	—	151	978	14,830	15,959
Substandard	—	—	—	—	—	2,323	2,323
Doubtful	—	—	—	—	—	163	163
Total	$186,590	$247,260	$152,249	$90,297	$38,502	$288,675	$1,003,573

Tax exempt
Risk rating:
Pass	$6,899	$1,155	$290	$925	$13,543	$21,627	$44,439
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,899	$1,155	$290	$925	$13,543	$21,627	$44,439

Commercial and industrial
Risk rating:
Pass	$39,970	$69,858	$53,091	$31,842	$9,726	$94,725	$299,212
Special mention	—	—	60	268	442	312	1,082
Substandard	—	58	2	304	—	620	984
Doubtful	—	—	—	—	—	103	103
Total	$39,970	$69,916	$53,153	$32,414	$10,168	$95,760	$301,381

(continued)

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Residential real estate
Performing	$127,436	$183,662	$114,026	$74,866	$54,141	$380,464	$934,595
Nonperforming	—	—	—	—	647	4,488	5,135
Total	$127,436	$183,662	$114,026	$74,866	$54,788	$384,952	$939,730

Home equity
Performing	$7,850	$11,632	$10,339	$7,898	$7,907	$46,163	$91,789
Nonperforming	—	—	—	—	—	1,160	1,160
Total	$7,850	$11,632	$10,339	$7,898	$7,907	$47,323	$92,949

Consumer other
Performing	$3,156	$1,879	$1,197	$472	$409	$1,028	$8,141
Nonperforming	—	—	—	—	6	2	8
Total	$3,156	$1,879	$1,197	$472	$415	$1,030	$8,149

Total Loans	$405,800	$554,167	$387,597	$240,790	$176,417	$962,503	$2,727,274

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263

Commercial real estate owner occupied
Risk rating:
Pass	$12,940	$25,240	$34,782	$49,136	$19,292	$103,144	$244,534
Special mention	—	—	760	—	—	2,659	3,419
Substandard	—	—	1	853	247	7,737	8,838
Doubtful	—	—	—	167	—	164	331
Total	$12,940	$25,240	$35,543	$50,156	$19,539	$113,704	$257,122

Commercial real estate non-owner occupied
Risk rating:
Pass	$235,646	$172,785	$119,326	$39,663	$136,120	$165,329	$868,869
Special mention	—	—	174	—	—	14,789	14,963
Substandard	—	—	—	—	—	3,097	3,097
Doubtful	—	—	—	—	—	163	163
Total	$235,646	$172,785	$119,500	$39,663	$136,120	$183,378	$887,092

Tax exempt
Risk rating:
Pass	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280

Commercial and industrial
Risk rating:
Pass	$77,608	$80,569	$33,405	$16,457	$33,413	$61,594	$303,046
Special mention	—	—	584	468	172	1,396	2,620
Substandard	58	3	512	—	48	578	1,199
Doubtful	—	—	—	—	92	155	247
Total	$77,666	$80,572	$34,501	$16,925	$33,725	$63,723	$307,112

(continued)

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Residential real estate
Performing	$191,466	$120,495	$83,044	$62,299	$59,642	$364,482	$881,428
Nonperforming	—	—	—	286	178	6,371	6,835
Total	$191,466	$120,495	$83,044	$62,585	$59,820	$370,853	$888,263

Home equity
Performing	$12,770	$10,461	$9,005	$7,855	$6,474	$38,823	$85,388
Nonperforming	—	—	—	—	—	1,269	1,269
Total	$12,770	$10,461	$9,005	$7,855	$6,474	$40,092	$86,657

Consumer other
Performing	$2,525	$1,659	$792	$669	$92	$2,379	$8,116
Nonperforming	—	—	—	—	—	5	5
Total	$2,525	$1,659	$792	$669	$92	$2,384	$8,121

Total Loans	$557,128	$416,298	$302,564	$201,660	$261,099	$793,161	$2,531,910

Past Dues

The following is a summary of past due loans for the periods ended:

	June 30, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$86,163	$86,163
Commercial real estate owner occupied	6	—	—	6	250,884	250,890
Commercial real estate non-owner occupied	—	—	—	—	1,003,573	1,003,573
Tax exempt	—	—	—	—	44,439	44,439
Commercial and industrial	35	11	—	46	301,335	301,381
Residential real estate	762	1,278	1,679	3,719	936,011	939,730
Home equity	346	60	401	807	92,142	92,949
Consumer other	57	1	8	66	8,083	8,149
Total	$1,206	$1,350	$2,088	$4,644	$2,722,630	$2,727,274

	December 31, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$56,263	$56,263
Commercial real estate owner occupied	1,190	7	1	1,198	255,924	257,122
Commercial real estate non-owner occupied	—	—	—	—	887,092	887,092
Tax exempt	—	—	—	—	41,280	41,280
Commercial and industrial	31	318	185	534	306,578	307,112
Residential real estate	5,010	1,238	1,416	7,664	880,599	888,263
Home equity	699	149	101	949	85,708	86,657
Consumer other	29	—	2	31	8,090	8,121
Total	$6,959	$1,712	$1,705	$10,376	$2,521,534	$2,531,910

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	June 30, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	636	383	—
Commercial real estate non-owner occupied	595	595	—
Tax exempt	—	—	—
Commercial and industrial	344	232	—
Residential real estate	5,135	413	704
Home equity	1,160	287	15
Consumer other	8	—	—
Total	$7,878	$1,910	$719

	December 31, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	783	424	—
Commercial real estate non-owner occupied	622	459	—
Tax exempt	—	—	—
Commercial and industrial	677	542	30
Residential real estate	6,835	2,537	41
Home equity	1,269	305	63
Consumer other	5	—	—
Total	$10,191	$4,267	$134

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	June 30, 2022		December 31, 2021
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	636	—	783	—
Commercial real estate non-owner occupied	595	—	622	—
Tax exempt	—	—	—	—
Commercial and industrial	122	222	385	292
Residential real estate	5,135	—	6,835	—
Home equity	1,160	—	1,269	—
Consumer other	8	—	5	—
Total	$7,656	$222	$9,899	$292

Troubled Debt Restructuring Loans

The loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan. There were no modifications qualifying as TDR’s for the three and six months ended June 30, 2022 and 2021.

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of June 30, 2022 and December 31, 2021 totaled $179 thousand and $574 thousand, respectively.

Mortgage Banking

Loans held for sale had at June 30, 2022 and December 31, 2021 had an unpaid principal balance of $3.5 million and $5.4 million, respectively.  The interest rate exposure on loans held for sale are mitigated through forward delivery commitments with certain approved secondary market investors. Forward delivery commitments had a notional amount of $7.0 million, and $16.6 million at June 30, 2022 and December 31, 2021, respectively.  Refer to Note 8 for further discussion of forward delivery commitments.

For the three months ended June 30, 2022 and 2021, we sold $11.1 million and $56.1 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $150 thousand and $1.0 million, respectively. For the six months ended June 30, 2022 and 2021, we sold $31.9 million and $125.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $333 thousand and $2.9 million, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at June 30, 2022 and December 31, 2021 are summarized, as follows:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$96,000	1.22%	$75,000	0.30%
Other borrowings	18,754	0.12	19,802	0.17
Total short-term borrowings	114,754	0.43	94,802	0.21
Long-term borrowings
Advances from the FHLB	2,593	0.20	23,598	1.08
Subordinated borrowings	60,206	4.70	60,124	4.34
Total long-term borrowings	62,799	4.51	83,722	3.42
Total	$177,553	1.07%	$178,524	0.91%

Short-term debt includes Federal Home Loan Bank of Boston (FHLB) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2022 and December 31, 2021.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At June 30, 2022, our available secured line of credit at the FRB was $82.7 million. We have pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended June 30, 2022 and December 31, 2021.

We maintain, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of June 30, 2022 and December 31, 2021. There was no outstanding balance on the line of credit as of June 30, 2022 and December 31, 2021.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at June 30, 2022 include no callable advances and amortizing advances of $291 thousand. The advances outstanding at December 31, 2021 included $20.0 million of callable advances and $298 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2022 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2022	$95,000	1.23%
2023	1,000	—
2024	2,300	—
2025	—	—
2026	—	—
2027 and thereafter	293	1.82
Total FHLB advances	$98,593	1.19%

We have a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the "Notes") to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured

Overnight Financing Rate ("SOFR") plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $415 thousand as of June 30, 2022 and $496 thousand net of amortization as of December 31, 2021, that are netted against the subordinated debt.

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

(in thousands)	June 30, 2022	December 31, 2021
Customer Repurchase Agreements
US Government-sponsored enterprises	$18,754	$19,802
Total	$18,754	$19,802

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2022	December 31, 2021
Time less than $100,000	$172,679	$181,586
Time $100,000 through $250,000	128,676	169,645
Time $250,000 or more	60,551	74,301
Total	$361,906	$425,532

At June 30, 2022 and December 31, 2021, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2022	December 31, 2021
Within 1 year	$288,071	$318,692
Over 1 year to 2 years	46,247	71,247
Over 2 years to 3 years	13,945	18,201
Over 3 years to 4 years	6,745	8,498
Over 4 years to 5 years	5,505	6,751
Over 5 years	1,393	2,143
Total	$361,906	$425,532

Included in time deposits are brokered deposits of $15.7 million and $16.1 million at June 30, 2022 and December 31, 2021, respectively. Also included in time deposits are reciprocal deposits of $12.1 million and $17.3 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	June 30, 2022
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$395,301	13.76%	$287,216	10.00%
Common equity tier 1 capital to risk-weighted assets	308,825	10.75	186,691	6.50
Tier 1 capital to risk-weighted assets	329,445	11.47	299,773	8.00
Tier 1 capital to average assets	329,445	9.16	179,785	5.00

Bank
Total capital to risk-weighted assets	$389,279	13.57%	$286,882	10.00%
Common equity tier 1 capital to risk-weighted assets	363,423	12.67	186,474	6.50
Tier 1 capital to risk-weighted assets	363,423	12.67	229,506	8.00
Tier 1 capital to average assets	363,423	10.12	179,637	5.00

	December 31, 2021
			Regulatory Minimum to
	Actual		be "Well-Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$380,690	14.31%	$265,997	10.00%
Common equity tier 1 capital to risk-weighted assets	295,635	11.11	172,898	6.50
Tier 1 capital to risk-weighted assets	316,255	11.89	212,798	8.00
Tier 1 capital to average assets	316,255	8.66	182,536	5.00

Bank
Total capital to risk-weighted assets	$375,435	14.13%	$265,733	10.00%
Common equity tier 1 capital to risk-weighted assets	351,000	13.21	172,726	6.50
Tier 1 capital to risk-weighted assets	351,000	13.21	212,586	8.00
Tier 1 capital to average assets	351,000	9.62	182,396	5.00

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

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive income is, as follows:

(in thousands)	June 30, 2022	December 31, 2021
Accumulated other comprehensive income, before tax:
Net unrealized (loss) gain on AFS securities	$(49,673)	$2,580
Net unrealized (loss) gain on hedging derivatives	(2,748)	1,130
Net unrealized loss on post-retirement plans	(718)	(718)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized loss (gain) on AFS securities	11,369	(595)
Net unrealized loss (gain) on hedging derivatives	633	(260)
Net unrealized loss on post-retirement plans	166	166
Accumulated other comprehensive (loss) income	$(40,971)	$2,303

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	2022
(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(23,409)	$5,330	$(18,079)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(23,409)	5,330	(18,079)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(1,997)	460	(1,537)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,997)	460	(1,537)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(25,406)	$5,790	$(19,616)

Three Months Ended June 30, 2021
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$3,607	$(842)	$2,765
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized gain on AFS securities	3,557	(830)	2,727

Net unrealized gain on derivative hedgess:
Net unrealized gain arising during the period	120	(28)	92
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow derivative hedges	120	(28)	92

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$3,677	$(858)	$2,819

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(52,244)	$11,962	$(40,282)
Less: reclassification adjustment for gains (losses) realized in net income	9	(2)	7
Net unrealized loss on AFS securities	(52,253)	11,964	(40,289)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(3,878)	893	(2,985)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	(3,878)	893	(2,985)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(56,131)	$12,857	$(43,274)

Six Months Ended June 30, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(3,578)	$830	$(2,748)
Less: reclassification adjustment for gains realized in net income	50	(12)	38
Net unrealized loss on AFS securities	(3,628)	842	(2,786)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	2,516	(588)	1,928
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	2,516	(588)	1,928

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$(1,112)	$254	$(858)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and six months ended June 30, 2022 and 2021:

	2022
	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended June 30, 2022
Balance at beginning of period	$(20,225)	$(578)	$(552)	$(21,355)
Other comprehensive loss before reclassifications	(18,079)	(1,537)	—	(19,616)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	(18,079)	(1,537)	—	(19,616)
Balance at end of period	$(38,304)	$(2,115)	$(552)	$(40,971)

Three Months Ended June 30, 2021
Balance at beginning of period	$4,510	$(30)	$(1,418)	$3,062
Other comprehensive gain before reclassifications	2,765	92	—	2,857
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive income	2,727	92	—	2,819
Balance at end of period	$7,237	$62	$(1,418)	$5,881

Six Months Ended June 30, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(40,282)	(2,985)	—	(43,267)
Less: amounts reclassified from accumulated other comprehensive income	7	—	—	7
Total other comprehensive loss	(40,289)	(2,985)	—	(43,274)
Balance at end of period	$(38,304)	$(2,115)	$(552)	$(40,971)

Six Months Ended June 30, 2021
Balance at beginning of period	$10,023	$(1,866)	$(1,418)	$6,739
Other comprehensive (loss) gain before reclassifications	(2,748)	1,928	—	(820)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive loss	(2,786)	1,928	—	(858)
Balance at end of period	$7,237	$62	$(1,418)	$5,881

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2022	2021	2022	2021	Net Income is Presented
Net realized gains on AFS securities:
Before tax (1)	$—	$50	$9	$50	Non-interest income
Tax effect	—	(12)	(2)	(12)	Tax expense
Total reclassifications for the period	$—	$38	$7	$38

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2022	2021	2022	2021	Net Income is Presented
Net realized loss on hedging derivatives:
Before tax	$—	$—	$4,852	$1,486	Non-interest income
Tax effect	—	—	(917)	(355)	Tax expense
Total reclassifications for the period	$—	$—	$3,935	$1,131
(1)	There were no net realized gains or losses for the three months ended June 30, 2021. Net realized gains before tax include $9 thousand realized gains for the six months ended June 30, 2022 and no gross realized losses.

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2022	2021	2022	2021
Net income	$10,503	$9,025	$19,615	$18,505

Average number of basic common shares outstanding	15,017,943	14,965,398	15,014,408	14,949,564
Plus: dilutive effect of stock options and awards outstanding	59,484	76,427	79,219	76,130
Average number of diluted common shares outstanding(1)	15,077,427	15,041,825	15,093,627	15,025,694

Earnings per share:
Basic	$0.70	$0.60	$1.31	$1.24
Diluted	$0.70	$0.60	$1.30	$1.23
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at June 30, 2022 and December 31, 2021:

	June 30, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	2.8	$3,513	Other assets
Interest rate swap on variable rate loans	50,000	4.0	(3,754)	Other liabilities
Total cash flow hedges	125,000		(241)

Fair value hedges:
Interest rate swap on securities	37,190	7.3	3,154	Other assets
Total fair value hedges	37,190		3,154

Economic hedges:
Forward sale commitments	7,000	—	(11)	Other liabilities
Customer Loan Swaps-MNA Counterparty	191,757	6.6	(14,000)	Other liabilities
Customer Loan Swaps-RPA Counterparty	107,103	7.1	(364)	Other liabilities
Customer Loan Swaps-Customer	298,860	6.8	14,364	Other assets
Total economic hedges	604,720		(11)

Non-hedging derivatives:
Interest rate lock commitments	3,324	0.3	50	Other assets
Total non-hedging derivatives	3,324		50

Total	$770,234		$2,952

	December 31, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.0	$(121)	Other liabilities
Interest rate swap on variable rate loans	50,000	4.2	(756)	Other liabilities
Total cash flow hedges	125,000		(877)

Fair value hedges:
Interest rate swap on securities	37,190	7.6	(530)	Other liabilities
Total fair value hedges	37,190		(530)

Economic hedges:
Forward sale commitments	16,600	0.1	15	Other assets
Customer Loan Swaps-MNA Counterparty	260,102	6.2	(9,429)	Other liabilities
Customer Loan Swaps-RPA Counterparty	115,285	6.7	(4,421)	Other liabilities
Customer Loan Swaps-Customer	375,387	6.4	13,850	Other assets
Total economic hedges	767,374		15

Non-hedging derivatives:
Interest rate lock commitments	14,059	0.1	283	Other assets
Total non-hedging derivatives	14,059		283

Total	$943,623		$(1,109)

As of June 30, 2022 and December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
June 30, 2022
Interest rate swap on securities	Securities Available for Sale	$31,530	$(5,660)

December 31, 2021
Interest rate swap on securities	Securities Available for Sale	$39,726	$2,536

Information about derivative assets and liabilities for the three and six months eneded June 30, 2022 and December 31, 2021, follows:

	Three Months Ended June 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$605	Interest expense	$—	Interest expense	$(28)
Interest rate swap on variable rate loans	(510)	Interest income	—	Interest income	(17)
Total cash flow hedges	95		—		(45)

Fair value hedges:
Interest rate swap on securities	(1,632)	Interest income	—	Interest income	(68)
Total fair value hedges	(1,632)		—		(68)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(213)
Total economic hedges	—		—		(213)

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	55
Total non-hedging derivatives	—		—		55

Total	$(1,537)		$—		$(271)

	Six Months Ended June 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$2,796	Interest expense	$—	Interest expense	$(141)
Interest rate swap on variable rate loans	(2,308)	Interest income	—	Interest income	(1)
Total cash flow hedges	488		—		(142)

Fair value hedges:
Interest rate swap on securities	(3,473)	Interest income	—	Interest income	(203)
Total fair value hedges	(3,473)		—		(203)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(26)
Total economic hedges	—		—		(26)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(233)
Total non-hedging derivatives	—		—		(233)

Total	$(2,985)		$—		$(604)

	Three Months Ended June 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(6)	Interest expense	$—	Interest expense	$(196)
Interest rate swap on variable rate loans	221	Interest income		Interest income	89
Total cash flow hedges	215		—		(107)

Fair value hedges:
Interest rate swap on securities	(122)	Interest income	—	Interest income	(140)
Total economic hedges	(122)		—		(140)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	40
Total economic hedges	—		—		40

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(20)
Total non-hedging derivatives	—		—		(20)

Total	$93		$—		$(227)

	Six Months Ended June 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income(1)	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$981	Interest expense	$—	Interest expense	$(384)
Interest rate swap on variable rate loans	8	Interest income		Interest income	97
Total cash flow hedges	989		—		(287)

Fair value hedges:
Interest rate swap on securities	941	Interest income	—	Interest income	(276)
Total economic hedges	941		—		(276)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	50
Total economic hedges	—		—		50

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	4
Total non-hedging derivatives	—		—		4

Total	$1,930		$—		$(509)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$24,581	$4,207	$1,195	$1,074	$8,961

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(28)	—
Interest rate swap on variable rate loans	(17)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(68)	—	—	—

	Three Months Ended June 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$23,191	$3,992	$2,603	$1,826	$9,505

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(196)	—
Interest rate swap on variable rate loans	89	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(140)	—	—	—

	Six Months Ended June 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$47,252	8,033	$2,384	2,084	$18,270

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(141)	—
Interest rate swap on variable rate loans	(1)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(203)	—	—	—

	Six Months Ended June 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$47,396	7,971	$5,554	3,637	$19,753

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(384)	—
Interest rate swap on variable rate loans	97	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(276)	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of June 30, 2022 we have two interest rate swaps on wholesale borrowings (the "SWAPS") to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements were entered in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered on April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the three-month LIBOR rate. We designated the swaps as cash flow hedges.

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

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of June 30, 2022
Customer Loan Derivatives:
MNA counterparty	$(14,000)	$14,000	$—	$—
RPA counterparty	(364)	364	—	—
Total	$(14,364)	$14,364	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2021
Customer Loan Derivatives:
MNA counterparty	$(9,429)	$9,429	$12,000	$12,000
RPA counterparty	(4,421)	4,421	—	—
Total	$(13,850)	$13,850	$12,000	$12,000

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$227,362	$—	$227,362
US Government agency	—	84,972	—	84,972
Private label	—	71,911	—	71,911
Obligations of states and political subdivisions thereof	—	115,967	—	115,967
Corporate bonds	—	85,930	—	85,930
Loans held for sale	—	3,539	—	3,539
Derivative assets	—	21,031	50	21,081
Derivative liabilities	—	(18,118)	(11)	(18,129)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$236,117	$—	$236,117
US Government agency	—	79,637	—	79,637
Private label	—	68,695	—	68,695
Obligations of states and political subdivisions thereof	—	141,776	—	141,776
Corporate bonds	—	92,051	—	92,051
Loans held for sale	—	5,523	—	5,523
Derivative assets	—	13,850	298	14,148
Derivative liabilities	—	(15,257)	—	(15,257)

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of June 30, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2022:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended June 30, 2022
Balance at beginning of period	$(5)	$15
Realized gain (loss) recognized in non-interest income	55	(26)
Balance at end of period	$50	$(11)

Three Months Ended June 30, 2021
Balance at beginning of period	$46	$(85)
Realized (loss) gain recognized in non-interest income	(21)	40
Balance at end of period	$25	$(45)

Six Months Ended June 30, 2022
Balance at beginning of period	$283	$15
Realized loss recognized in non-interest income	(233)	(26)
Balance at end of period	$50	$(11)

Six Months Ended June 30, 2021
Balance at beginning of period	$22	$(95)
Realized gain recognized in non-interest income	3	50
Balance at end of period	$25	$(45)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value	Fair Value			Significant
	June 30,	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2022	2021	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$50	$283	Pull-through Rate Analysis	Closing Ratio	93%
			Pricing Model	Origination Costs, per loan	$1.7
			Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(11)	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.3 to $102.8
Total	$39	$298

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	June 30, 2022	December 31, 2021	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Fair Value Measurement Date as of June 30, 2022
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$13,610	$17,932	$—	$(4,322)	June 2022
Capitalized servicing rights	7,043	5,263	265	1,780	June 2022
Premises held for sale	327	226	—	101	February 2022
Total	$20,980	$23,421	$265	$(2,441)

There are no liabilities measured at fair value on a non-recurring basis in 2022 and 2021.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value June 30, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$8,070	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,175

Individually evaluated loans	5,540	Discount cash flow	Discount rate	2.88% to 6.45%
			Cash flows	$5 to $943

Capitalized servicing rights	7,043	Discounted cash flow	Constant prepayment rate (CPR)	7.18%
			Discount rate	9.04%

Premises held for sale	327	Fair value of asset less selling costs	Appraised value	$347
			Selling Costs	6%
Total	$20,980
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$12,127	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,792

Individually evaluated loans	5,805	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$6 to $931

Capitalized servicing rights	5,263	Discounted cash flow	Constant prepayment rate (CPR)	12.47%
			Discount rate	9.53%

Premises held for sale	226	Fair value of asset less selling costs	Appraised value	$240
			Selling Costs	6%
Total	$23,421
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2022 and December 31, 2021.

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

	June 30, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$67,116	$67,116	$67,116	$—	$—
Securities available for sale	586,142	586,142	—	586,142	—
FHLB stock	6,572	6,572	—	6,572	—
Loans held for sale	3,539	3,539	—	3,539	—
Net loans	2,703,518	2,620,097	—	—	2,620,097
Accrued interest receivable	3,124	3,124	—	3,124	—
Cash surrender value of bank-owned life insurance policies	80,262	80,262	—	80,262	—
Derivative assets	21,081	21,081	—	21,031	50

Financial Liabilities
Non-maturity deposits	$2,716,639	$2,476,000	$—	$2,476,000	$—
Time deposits	361,906	355,000	—	355,000	—
Securities sold under agreements to repurchase	18,754	18,754	—	18,754	—
FHLB advances	98,593	98,248	—	98,248	—
Subordinated borrowings	60,206	69,722	—	69,722	—
Derivative liabilities	18,129	18,129	—	18,118	11

	December 31, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$250,389	$250,389	$250,389	$—	$—
Securities available for sale	618,276	618,276	—	618,276	—
FHLB stock	7,384	7,384	—	7,384	—
Loans held for sale	5,523	5,523	—	5,523	—
Net loans	2,509,192	2,442,741	—	—	2,442,741
Accrued interest receivable	2,712	2,712	—	2,712	—
Cash surrender value of bank-owned life insurance policies	79,020	79,020	—	79,020	—
Derivative assets	14,148	14,148	—	13,850	298

Financial Liabilities
Non-maturity deposits	$2,623,012	$2,853,000	$—	$2,853,000	$—
Time deposits	425,532	424,000	—	424,000	—
Securities sold under agreements to repurchase	19,802	19,802	—	19,802	—
FHLB advances	98,598	98,439	—	98,439	—
Subordinated borrowings	60,124	61,884	—	61,884	—
Derivative liabilities	15,257	15,257	—	15,257	—

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

Disaggregation of Revenue

The following tables present disaggregation of our non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Major Products/Service Lines
Trust management fees	$3,462	$3,474	$6,865	$6,649
Financial services fees	367	327	718	818
Interchange fees	1,921	1,915	3,895	3,627
Customer deposit fees	1,470	1,130	2,841	2,179
Other customer service fees	265	212	536	421
Total	$7,485	$7,058	$14,855	$13,694

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,978	$3,570	$7,735	$6,856
Products and services transferred over time	3,507	3,488	7,120	6,838
Total	$7,485	$7,058	$14,855	$13,694

Trust Management Fees

The trust management business generates revenue through a range of fiduciary services including trust and estate administration, financial advice, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. These fees are primarily earned over time as we charge our customers on a monthly or quarterly basis in accordance with investment advisory agreements.  Fees are generally assessed based on a tiered scale of the market value of assets under management at month end.  Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	June 30, 2022	December 31, 2021
Balances from contracts with customers only:
Other Assets	$1,321	$1,184
Other Liabilities	2,756	2,324

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

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	June 30, 2022	December 31, 2021
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,681	$9,274

Lease Liabilities
Operating lease liabilities	Other liabilities	9,080	9,643

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

The following table presents the weighted average lease term and discount rate of the leases:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.61	8.03

Weighted-average discount rate
Operating leases	3.09%	3.07%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease Costs
Operating lease cost	$335	$322	$656	$642
Variable lease cost	62	55	274	136
Total lease cost	$397	$377	$930	$778

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
June 30, 2023	$1,345
June 30, 2024	1,353
June 30, 2025	1,186
June 30, 2026	1,073
June 30, 2027	913
Thereafter	3,618
Total future minimum lease payments	9,488
Amounts representing interest	(408)
Present value of net future minimum lease payments	$9,080

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

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

Shown below is our profile as of June 30, 2022:

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
PER SHARE DATA
Net earnings, diluted	$0.70	$0.60	$1.30	$1.23
Adjusted earnings, diluted(1)	0.70	0.63	1.30	1.32
Total book value	26.19	27.64	26.19	27.76
Tangible book value(1)	17.83	19.17	17.83	19.30
Market price at period end	25.86	28.62	25.86	28.62
Dividends	0.26	0.24	0.50	0.46

PERFORMANCE RATIOS(2)
Return on assets	1.14%	0.97%	1.07%	1.00%
Adjusted return on assets(1)	1.14	1.01	1.07	1.07
Pre-tax, pre-provision return on assets	1.50	1.13	1.39	1.17
Adjusted pre-tax, pre-provision return on assets (1)	1.50	1.18	1.40	1.27
Return on equity	10.58	8.77	9.72	9.10
Adjusted return on equity(1)	10.59	9.14	9.74	9.75
Return on tangible equity	15.74	12.91	14.33	13.44
Adjusted return on tangible equity(1)	15.76	13.45	14.37	14.37
Net interest margin, fully taxable equivalent (FTE)(1) (3)	3.19	2.74	3.07	2.81
Adjusted net interest margin(1)	3.19	2.67	3.07	2.73
Efficiency ratio(1)	59.25	63.45	60.78	62.20

FINANCIAL DATA (In millions)
Total assets	$3,716	$3,639	$3,716	$3,639
Total earning assets(4)	3,399	3,282	3,399	3,282
Total investments	593	636	593	636
Total loans	2,727	2,516	2,727	2,516
Allowance for credit losses	24	23	24	23
Total goodwill and intangible assets	126	127	126	127
Total deposits	3,079	2,822	3,079	2,822
Total shareholders' equity	394	414	394	414
Net income	11	9	20	19
Adjusted income(1)	11	9	20	20

ASSET QUALITY AND CONDITION RATIOS
Net (recoveries) charge-offs (annualized)/average loans	—%	0.01%	(0.01)%	0.02%
Allowance for credit losses/total loans	0.87	0.91	0.87	0.91
Loans/deposits	89	89	89	89
Shareholders' equity to total assets	10.59	11.37	10.59	11.42
Tangible shareholders' equity to tangible assets(1)	7.46	8.17	7.46	8.23
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of Management's Discussion and Analysis for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of June 30, 2022 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	to Date	to Date
Commercial real estate	$1,331,860	$1,289,968	$1,210,580	$1,170,372	$1,135,857	13%	20%
Commercial and industrial	360,304	346,394	340,129	331,091	327,729	16	12
Paycheck Protection Program (PPP)	170	1,126	6,669	24,227	65,918	*	*
Total commercial loans	1,692,334	1,637,488	1,557,378	1,525,690	1,529,504	13	17
Total commercial loans, excluding PPP	1,692,164	1,636,362	1,550,709	1,501,463	1,463,586	14	18

Residential real estate	876,644	868,382	821,004	849,692	822,774	4	14
Consumer	100,816	96,876	98,949	100,933	103,589	16	4
Tax exempt and other	57,480	51,816	54,579	57,839	59,693	44	11
Total loans	$2,727,274	$2,654,562	$2,531,910	$2,534,154	$2,515,560	11%	15%

*Indicates ratios of 100% or greater.

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	to Date	to Date
Demand	$670,268	$653,471	$664,420	$664,395	$599,598	10%	2%
NOW	883,239	918,768	940,631	888,021	802,681	(15)	(12)
Savings	663,676	658,834	628,670	605,977	578,361	3	11
Money market	499,456	424,750	389,291	379,651	371,075	70	57
Total non-maturity deposits	2,716,639	2,655,823	2,623,012	2,538,044	2,351,715	9	7
Total time deposits	361,906	391,940	425,532	469,221	470,758	(31)	(30)
Total deposits	$3,078,545	$3,047,763	$3,048,544	$3,007,265	$2,822,473	4%	2%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2022			2021
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Interest-earning deposits with other banks	$63,317	$127	0.80%	$228,825	$54	0.09%
Securities available for sale and FHLB stock(2)(3)	637,881	4,276	2.69	635,978	4,217	2.66
Loans:
Commercial real estate	1,296,162	12,348	3.82	1,122,831	9,921	3.54
Commercial and industrial	412,518	3,771	3.67	378,634	3,394	3.60
Paycheck protection program	788	27	13.99	76,701	1,064	5.56
Residential	863,172	7,635	3.55	850,119	8,063	3.80
Consumer	98,588	938	3.82	104,851	900	3.44
Total loans (1)	2,671,228	24,719	3.71	2,533,136	23,342	3.70
Total earning assets	3,372,426	29,122	3.46%	3,397,939	27,613	3.26%
Other assets	315,950			348,146
Total assets	$3,688,376			$3,746,085

Liabilities
NOW	$893,239	$304	0.14%	$781,836	$238	0.12%
Savings	657,047	138	0.08	568,193	138	0.10
Money market	457,088	213	0.19	368,826	112	0.12
Time deposits	375,782	540	0.58	619,454	2,116	1.37
Total interest bearing deposits	2,383,156	1,195	0.20	2,338,309	2,604	0.45
Borrowings	178,519	1,074	2.41	345,896	1,826	2.12
Total interest bearing liabilities	2,561,675	2,269	0.36%	2,684,205	4,430	0.66%
Non-interest bearing demand deposits	661,412			591,982
Other liabilities	67,069			57,227
Total liabilities	3,290,156			3,333,414

Total shareholders' equity	398,220			412,671

Total liabilities and shareholders' equity	$3,688,376			$3,746,085

Net interest spread			3.10%			2.60%
Net interest margin			3.19			2.74
Adjusted net interest margin(4)			3.19			2.67
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Adjusted net interest margin excludes Paycheck Protection Program loans.

	Six Months Ended June 30,
	2022			2021
	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$100,052	$183	0.37%	$200,333	$93	0.09%
Securities available for sale and FHLB stock(2)(3)	630,443	8,239	2.64	624,866	8,438	2.72
Loans:
Commercial real estate	1,282,528	23,255	3.66	1,112,909	19,908	3.61
Commercial and industrial(3)	392,006	7,132	3.67	378,087	6,988	3.73
Paycheck protection program	16,112	223	2.80	70,925	2,368	6.73
Residential	857,109	15,125	3.56	880,174	16,571	3.80
Consumer	98,824	1,782	3.64	107,079	1,865	3.51
Total loans (1)	2,646,579	47,517	3.62	2,549,174	47,700	3.77
Total earning assets	3,377,074	55,939	3.34%	3,374,373	56,231	3.36%
Other assets	325,144			353,303
Total assets	$3,702,218			$3,727,676

Liabilities
NOW	$911,420	$618	0.14%	$768,616	$488	0.13%
Savings	649,652	275	0.09	556,146	307	0.11
Money market	438,189	331	0.15	373,512	239	0.13
Time deposits	390,040	1,160	0.60	637,193	4,521	1.43
Total interest bearing deposits	2,389,301	2,384	0.20	2,335,467	5,555	0.48
Borrowings	178,643	2,084	2.35	342,854	3,637	2.14
Total interest bearing liabilities	2,567,944	4,468	0.35%	2,678,321	9,192	0.69%
Non-interest bearing demand deposits	661,677			573,659
Other liabilities	65,669			65,959
Total liabilities	3,295,290			3,317,939

Total shareholders' equity	406,928			409,737

Total liabilities and shareholders' equity	$3,702,218			$3,727,676

Net interest spread			2.99%			2.67%
Net interest margin			3.07			2.81
Adjusted net interest margin(4)			3.07			2.73
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Adjusted net interest margin excludes Paycheck Protection Program loans.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with our GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to our results for any particular quarter or year. Our non-GAAP adjusted earnings information set forth is not necessarily comparable to non-GAAP information that may be presented by other companies. Each non-GAAP measure used by us in this report as supplemental financial data should be considered in conjunction with our GAAP financial information.

We use the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts that we view as unrelated to normalized operations, including gains/losses on securities, premises, equipment and other real estate owned, acquisition costs, restructuring costs, legal settlements, and systems conversion costs. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

We also calculate adjusted earnings per share based on our measure of adjusted earnings. We view these amounts as important to understanding operating trends, particularly due to the impact of accounting standards related to acquisition activity. Analysts also rely on these measures in estimating and evaluating our performance. We believe that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of us to other companies in the financial services industry. We also adjust certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Calculations	2022	2021	2022	2021
Net income		$10,503	$9,025	$19,615	$18,505
Non-recurring items:
Gain on sale of securities, net		—	(50)	(9)	(50)
Loss (gain) on sale of premises and equipment, net		10	1	(65)	9
Loss on other real estate owned		—	—	—	324
Acquisition, conversion and other expenses		—	552	325	1,441
Income tax expense (1)		(2)	(119)	(205)	(409)
Total non-recurring items		8	384	46	1,315
Total adjusted income(2)	(A)	$10,511	$9,409	$19,661	$19,820

Net interest income	(B)	$26,519	$22,754	$50,817	$46,176
Plus: Non-interest income		8,961	9,505	18,270	19,753
Total Revenue		35,480	32,259	69,087	65,929
Gain on sale of securities, net		—	(50)	(9)	(50)
Total adjusted revenue(2)	(C)	$35,480	$32,209	$69,078	$65,879

Total non-interest expense		$21,700	$21,724	$43,586	$44,215
Non-recurring expenses:
(Loss) gain on sale of premises and equipment, net		(10)	(1)	65	(9)
Loss on other real estate owned		—	—	—	(324)
Acquisition, conversion and other expenses		—	(552)	(325)	(1,441)
Total non-recurring expenses		(10)	(553)	(260)	(1,774)
Adjusted non-interest expense(2)	(D)	$21,690	$21,171	$43,326	$42,441

Total revenue		35,480	32,259	69,087	65,929
Total non-interest expense		21,700	21,724	43,586	44,215
Pre-tax, pre-provision net revenue		$13,780	$10,535	$25,501	$21,714

Adjusted revenue(2)		35,480	32,209	69,078	65,879
Adjusted non-interest expense(2)		21,690	21,171	43,326	42,441
Adjusted pre-tax, pre-provision net revenue(2)		$13,790	$11,038	$25,752	$23,438

(in millions)
Average earning assets	(E)	$3,372	$3,398	$3,377	$3,374
Average paycheck protection program (PPP) loans	(R)	1	77	16	71
Average earning assets, excluding PPP loans	(S)	3,371	3,321	3,361	3,303
Average assets	(F)	3,688	3,746	3,702	3,728
Average shareholders' equity	(G)	398	413	407	410
Average tangible shareholders' equity(2)(3)	(H)	272	286	281	283
Tangible shareholders' equity, period-end(2)(3)	(I)	268	287	268	289
Tangible assets, period-end(2)(3)	(J)	3,590	3,512	3,590	3,512

		Three Months Ended June 30,		Six Months Ended June 30,
	Calculations	2022	2021	2022	2021
(in thousands)
Common shares outstanding, period-end	(K)	15,026	14,972	15,026	14,972
Average diluted shares outstanding	(L)	15,077	15,042	15,094	15,026

Adjusted earnings per share, diluted(2)	(A/L)	$0.70	$0.63	$1.30	$1.32
Tangible book value per share, period-end(2)	(I/K)	17.83	19.17	17.83	19.17
Securities adjustment, net of tax(1)(4)	(M)	(38,304)	7,237	(38,304)	7,237
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	20.38	18.69	20.38	18.69
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.46	8.17	7.46	8.17

Performance ratios(5)
Return on assets		1.14%	0.97	1.07%	1.00
Adjusted return on assets(2)	(A/F)	1.14	1.01	1.07	1.07
Pre-tax, pre-provision return on assets		1.50	1.13	1.39	1.17
Adjusted pre-tax, pre-provision return on assets (2)	(U/F)	1.50	1.18	1.40	1.27
Return on equity		10.58	8.77	9.72	9.10
Adjusted return on equity(2)	(A/G)	10.59	9.14	9.74	9.75
Return on tangible equity		15.74	12.91	14.33	13.44
Adjusted return on tangible equity(1)(2)	(A+Q)/H	15.76	13.45	14.37	14.37
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	59.25	63.45	60.78	62.20
Net interest margin	(B+P)/E	3.19	2.74	3.07	2.81
Adjusted net interest margin(2)(7)	(B+P-T)/S	3.19	2.67	3.07	2.73

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$491	$586	$967	$1,181
Franchise taxes included in non-interest expense	(O)	144	128	285	253
Tax equivalent adjustment for net interest margin	(P)	334	430	654	863
Intangible amortization	(Q)	233	233	466	474
Interest and fees on PPP loans	(T)	27	1,064	223	2,368
(1)	Assumes a marginal tax rate of 23.41% for 2022 and 23.71% for 2021.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized losses and gains on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(7)	Adjusted net interest margin excludes Paycheck Protection Program loans.

QUARTERLY PERFORMANCE SUMMARY

Earnings (second quarter of 2022 compared to the same quarter of 2021)

•	Net income was $10.5 million, an increase of $1.5 million or 16%, which increased return on assets to 1.14% from 0.97%. Return on equity was 10.58% compared to 8.77%, which includes the benefit of higher net income and lower average equity related to unrealized losses on securities as noted below under the Financial Position section.

•	Diluted earnings per share was $0.70, an increase of $0.10 or 17%. Earnings per share in the second quarter of 2021 included a $0.05 benefit from Paycheck Protection Program (PPP) loan fee accretion, which was offset by $0.03 of non-recurring expenses.

•	Net interest income was $26.5 million, an increase of 17%. Net interest margin was 3.19% in the second quarter of 2022, an increase of 45 basis points from the same period in 2021. The increase in the net interest margin from prior year is largely due to a higher interest rate environment, and continued strong loan growth and lower wholesale borrowings.

•	The provision for credit losses was an expense of $534 thousand principally due to loan growth compared to a net benefit of $765 thousand on improved economic conditions and a reduction in loan balances.

•	Non-interest income was $9.0 million, a decrease of 6% from lower mortgage banking income offset in part by higher customer service fees. Wealth management income was flat with prior year.

•	Non-interest expense was $21.7 million in both periods, which improved the efficiency ratio to 59.25% from 63.45% on higher total revenue.

Financial Position (As of June 30, 2022, compared to March 31, 2022)

•	Total assets increased $23.7 million to $3.7 billion mainly due to loan growth supported by solid growth in non-maturity deposits (core deposits).

•	Cash and cash equivalents were $67.1 million, compared to $111.0 million. The decrease reflects our continued use of excess cash to fund loan growth in 2022.

•	Securities were $592.7 million, or 16% of total assets, compared to $611.3 million, or 17% of total assets. Net unrealized losses were $49.7 million, or 8% of gross securities, compared with $26.3 million, or 4% of gross securities as fixed rate securities continued to price reflecting higher interest rates.

•	Total loans grew 11% on annualized basis during the quarter as balances increased across all product offerings, especially commercial loans, which grew at a 13% annualized rate. Residential loans continued increase during the quarter at a 4% annualized rate as we continue to put more production on the balance sheet given the current profitable market rates.

•	The ratio of the allowance for credit losses to total loans was 0.87% in both periods. We believe that our disciplined approach and underwriting expertise has allowed us to maintain superior credit quality. We continue to have very low charge-offs offset and a positive cycle of recoveries, along with improvement in almost every credit measurement.

•	Total deposits grew 4% on annualized basis during the quarter as core deposits expanded at an annualized rate of 9% on an increasing number of customer accounts.

•	Total book value per share was $26.19 compared to $27.11. Net unrealized security losses reduced book value per share by $2.55 compared to $1.35. Tangible book value per share excluding net unrealized security losses (non-GAAP) increased 6% on annualized basis on strong net income offset by dividends to shareholders.

In June 2022, our Board of Directors authorized a stock repurchase plan for up to 5% of outstanding shares of common stock, which represents approximately 751,000 shares.  No repurchases were made in the second quarter 2022, but we will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2022 AND DECEMBER 31, 2021

Securities

Total securities decreased to $592.7 million from $625.6 million at year-end.  The $32.9 million decrease in total securities included $77.4 million of purchases, $11.8 million in sales, an $8.2 million cost reduction to municipal securities that are hedged, and $37.4 million of maturities, calls and pay-downs of amortizing securities.  Fair value adjustments reduced the security portfolio by $49.7 million at the end of the June 2022 compared to an increase of $2.6 million at year-end 2021.  Net unrealized losses in the first six months of 2022 resulted from the Federal Reserve increasing the federal funds target interest rate 150 basis points in that period.  The weighted average yield of our securities portfolio was 3.21% at quarter-end and 2.63% at year-end.  Securities held at quarter-end had an average life of 9.0 years and an effective duration of 5.1 years compared to 5.3 years and 4.2 years at year-end 2021, respectively.

Loans

Total loans increased $195.4 million from year-end 2021, or 15% annualized, to $2.7 billion at June 30, 2022, which included strong growth across all product lines and included 130 new lending relatinships.  Commercial loans increased $135.0 million primarily due to new loans with existing customers.  PPP loan balances totaled $170 thousand at the end of the quarter, compared to $6.7 million at year-end.  Total residential loans increased $55.6 million from the end of the fourth quarter 2021, as we placed more originations on the balance sheet instead of selling into the secondary market.  Residential loan origination volume in 2022 is significantly down as compared to respective periods 2021 on lower refinancing activity and increasing market rates.

Allowance for Credit Losses

The allowance for credit losses was $23.8 million at quarter-end as compared to $22.7 million at year-end.  A steadying economic forecast and disciplined approach to credit quality resulted in an allowance to total loans coverage ratio of 0.87% compared to 0.90% at year-end.  Net recoveries on previously charged-off loans for the first half of 2022 totaled $127  thousand compared to net charge-offs of $241 thousand for the same period of 2021.  Non-accruing loans decreased to $7.9 million from $10.2 million at year-end with improvement across all loan categories.  The progress in non-accrual loans is a quarterly trend seen since the end of year 2020.  The ratio of accruing past due loans to total loans improved to 0.12% of total loans at quarter-end from 0.32% at year-end 2021.

Other Assets

Other assets were $348.9 million compared to $318.5 million at year-end 2021. The increase reflects $12.0 million of deferred tax assets recorded in connection with unrealized losses on securities, $6.8 million of investments made in tax credits and community developments, and a $6.9 million increase in the fair value of derivative instruments.

Deposits and Borrowings

Total deposits increased $30.0 million from year-end 2021 to $3.1 billion. Core deposits grew $93.6 million, or 7% on an year-to-date annualized basis during the first six months of 2022.  A total of 1,350 net new deposit accounts were opened in the first six months of 2022 compared to 2,100 accounts in same period of 2021.  The loan to deposit ratio was 87% compared to 83% at the end of 2021 due to loan growth.  Time deposits decreased $63.6 million in first half of 2022 primarily due to $22.0 million of wholesale deposits that matured. The remaining decrease is attributable to customers continuing to move funds to transactional accounts upon contractual maturity.  Borrowings were flat due to a consistent deposit level and use of excess cash to fund loan growth.  Wholesale borrowings as a percentage of total debt remained at 6% through the second quarter from year end 2021.  Total cost of deposits was 0.20% in the second quarter of 2022 compared to 0.24% in the fourth quarter of 2021, and borrowing costs were 2.41% compared to 2.17% for the same periods.  The change in cost of funds reflects the repricing of rolling short-term FHLB borrowings to market rates.  FHLB borrowings  were term advances with a total balance of $98.6 million and a weighted average rates of 1.19% at the end of the second quarter 2022 and 0.48% at year-end 2021.

Other Liabilities

Other liabilities were $66.1 million compared to $58.0 million at year-end 2021.  The $8.0 million increase is principally due to tax credit and community development investment commitments made in the first quarter 2022.

Equity

Total equity at quarter-end was $393.6 million compared to $424.1 million at year-end 2021.  The $30.5 million decrease in the first half of 2022 included net of income totaling $19.6 million, $7.5 million of dividends to shareholders and $43.3 million of other comprehensive losses.  Other comprehensive losses were primarily due to unrealized losses on securities, net of tax, totaling $40.3 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Net Income

Net income in the second quarter 2022 was $10.5 million, or $0.70 per diluted share, compared to $9.0 million, or $0.60 per diluted share, in the same quarter of 2021. Adjusted earnings (non-GAAP) totaled $10.5 million or $0.70 per diluted share, compared to $9.4 million, or $0.63 per diluted share, in the same quarter of 2021.

Net income for the first half of 2022 was $19.6 million, or $1.30 per diluted share, compared to $18.5 million, or $1.23 per diluted share, in the same period of 2021. Adjusted earnings (non-GAAP) totaled $19.7 million or $1.30 per diluted share, compared to $19.8 million, or $1.32 per diluted share, in the same period of 2021.

Net Interest Income

Net interest income was $26.5 million in the second quarter 2022 compared with $22.8 million in the same quarter of 2021.  Net interest margin (NIM) was 3.19% compared to 2.74% in second quarter of 2021.  The increase in net interest income and net interest margin was due to higher interest on earning assets due to the Federal Reserve increasing their federal funds target rate.  Interest and fees on PPP loans contributed $1.1 million to net interest income and 7 basis points to NIM in the second quarter 2021.  Interest-bearing cash balances, held mostly at the Federal Reserve Bank, reduced NIM by 5 basis points in the second quarter 2022 and 19 basis points in the second quarter 2021.  The yield on earning assets totaled 3.46% compared to 3.26% in the second quarter 2021.  Excluding the impact of PPP and excess cash, the yield on earning assets totaled 3.51% and 3.44% for the same periods. The yield on loans was 3.71% in the second quarter 2022, and 3.70% in the second quarter of 2021. Excluding PPP loans the yield on loans was 3.71% in the second quarter of 2022 and 3.64% in the second quarter 2021. Costs of interest-bearing liabilities decreased to 0.36% from 0.66% in the second quarter 2021 due to lower deposit rates and less wholesale borrowings.

For the first six months of 2022, net interest income was $50.8 million compared with $46.2 million in the same quarter of 2021.  The comparison of NIM and earning asset yields for the respective six month periods of 2022 and 2021 were 3.07% and 2.81%, and 3.34% and 3.36%.  The explanations for the improvement in NIM are consistent with those provided in the year-over-year three month comparison above.

Provision for Credit Losses

The provision for credit losses for the quarter was $534 thousand, compared to a recapture of $765 thousand in the second quarter of 2022.  For the first half of 2022, provision for credit losses for the quarter was $911 thousand and was a benefit of $1.3 million in the same period of 2021.  The change in the provisions for credit losses and benefit are mostly attributable to loan growth in 2022 and improved credit quality metrics in 2021, respectively.

Non-Interest Income

Non-interest income in the second quarter 2022 was $9.0 million, compared to $9.5 million in the same quarter of 2021. Customer service fees were $3.7 million in the second quarter compared to $3.3 million in the same period of 2021. The increase reflects the net new accounts that were opened and a higher volume of customer activity and transactions. Wealth management income was $3.8 million in the second quarter of 2022 and the second quarter of 2021 on strong cash inflows offset by market volatility effects on assets under management. Mortgage banking income was $488 thousand, compared to $1.5 million in the same period of 2021 reflecting higher on balance sheet activity and lower residential loan originations.

Non-interest income for the first half of 2022 was $18.3 million compared to $19.8 million in the same period in 2021. The decrease reflects a 17% increase in customer service fees, 2% in wealth management income, and 73% decrease in mortgage banking income; all of which were driven by the same reasons as the quarterly period.

Non-Interest Expense

Non-interest expense was $21.7 million in the second quarter 2022 and the same quarter of 2021 reflecting consistent and stable costs across most categories excluding occupancy and equipment, and acquisition, conversion and other expense.  Occupancy and equipment expense increased $479 thousand on higher utility costs and software amortization.  Acquisition, conversion and other expense was zero in the second of 2022 and totaled $553 thousand in the same quarter of 2021, which was mostly reduction in workforce charges.  The efficiency ratio in the second quarter 2022 was 59.25%, down from 63.45% in the second quarter 2021.

For the first six months of 2022, non-interest expense was $43.6 million and $44.2 million in the same period of 2021. The Company's year-to-date efficiency ratio was 60.78% in 2022 compared to 62.20% in 2021 which reflects managements disciplined approach to expense management as revenue continues to grow.  Non-recurring expenses (non-GAAP) in the first half of 2022 were $325 thousand related to contract renogiations and $1.8 million in the same period of 2021 consisting of mostly workforce reduction charges.

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

Our liquidity position remains strong. During the quarter we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans. At June 30, 2022, available same-day liquidity totaled approximately $640.6 million, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios.  We had unused borrowing capacity at the FHLB of $436 million, unused borrowing capacity at the Federal Reserve of $87 million and unused lines of credit totaling $51.0 million, in addition to over $67.1 million in unencumbered, liquid investment portfolio assets.

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

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by our Board of Directors.  Dividends to shareholders in the aggregate amount of $7.5 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively.  All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2021. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our application of critical accounting policies since December 31, 2021.

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

As of June 30, 2022, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended June 30, 2022 and 2021:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At June 30, 2022
-100	$(3,979)	(3.2)%	$(11,446)	(8.9)%
+200	5,070	4.1	15,789	12.3
At June 30, 2021
-100	(1,969)	(2.1)	(5,648)	(6.3)
+200	8,068	8.5	18,905	21.0

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e. a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon while deteriorating further from that level over the two-year horizon.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve over both the one and two-year horizons.

As compared to June 30, 2021, sensitivity to a down 100 basis point rate movement has increased while sensitivity to an up 200 basis point rate movement has decreased on a year-over-year basis.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, weconducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by usin the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by usin our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)On June 23, 2022, our Board of Directors approved a twelve-month plan to repurchase up to 5% of our outstanding shares of common stock, representing 751,000 shares.

The following table indicates that no shares were repurchased by us in the second quarter of 2022:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2022	—	$—	—	747,000
May 1-31, 2022	—	—	—	747,000
June 1-30, 2022	—	—	—	751,000
Total	—	$—	—	751,000

ITEM 6.           EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 3, 2022	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer

Dated: August 3, 2022		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer