Form 10-Q
period 2022-09-30
BAR HARBOR BANKSHARES
filed 2022-11-04
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Registrant had 15,065,620 shares of common stock, par value $2.00 per share, outstanding as of November 2, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	deterioration in the financial condition of borrowers of the Bank, including as a result of the negative impact of inflationary pressures on our customers and their businesses resulting in significant increases in loan losses and provisions for those losses;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated,
●	increased levels of other real estate, primarily as a result of foreclosures;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand or loan pricing;
●	adverse conditions in the national or local economies including in our markets throughout Northern New England;
●	the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on the Company’s and our customers' business, results of operations, asset quality and financial condition;
●	the efficacy of vaccines against the COVID-19 virus, including new variants;
●	the effects of civil unrest, international hostilities or other geopolitical events, including the war in Ukraine;
●	inflation, interest rate, market, and monetary fluctuations;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
●	our ability to effectively manage problem credits;
●	our ability to successfully implement efficiency initiatives on time and with the results projected;
●	our ability to successfully develop and market new products and technology;
●	the impact of negative developments in the financial industry and United States and global capital and credit markets;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	our ability to adapt to technological changes;
●	risks associated with litigation, including reputational and financial risks and the applicability of insurance coverage;
●	the vulnerability of the Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom the Company or the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;
●	ongoing competition in the labor markets and increased employee turnover;

●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
●	changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
●	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	adverse impacts (including costs, fines, reputational harm, or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions; and
●	general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$50,760	$33,508
Interest-earning deposits with other banks	31,305	216,881
Total cash and cash equivalents	82,065	250,389

Securities:
Securities available for sale	556,752	618,276
Federal Home Loan Bank stock	9,035	7,384
Total securities	565,787	625,660

Loans held for sale	982	5,523

Total loans	2,850,364	2,531,910
Less: Allowance for credit losses	(25,018)	(22,718)
Net loans	2,825,346	2,509,192

Premises and equipment, net	48,010	49,382
Goodwill	119,477	119,477
Other intangible assets	6,034	6,733
Cash surrender value of bank-owned life insurance	80,758	79,020
Deferred tax assets, net	25,288	5,547
Other assets	86,499	58,310
Total assets	$3,840,246	$3,709,233

Liabilities
Deposits:
Demand	$700,218	$664,420
NOW	918,822	940,631
Savings	669,317	628,670
Money market	513,075	389,291
Time	334,248	425,532
Total deposits	3,135,680	3,048,544

Borrowings:
Senior	188,757	118,400
Subordinated	60,248	60,124
Total borrowings	249,005	178,524

Other liabilities	75,596	58,018
Total liabilities	3,460,281	3,285,086

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

(in thousands, except share data)	September 30, 2022	December 31, 2021
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares at September 30, 2022 and December 31, 2021	32,857	32,857
Additional paid-in capital	191,438	190,876
Retained earnings	235,218	215,592
Accumulated other comprehensive (loss) income	(62,589)	2,303
Less: 1,362,768 and 1,427,059 shares of treasury stock at September 30, 2022 and December 31, 2021, respectively	(16,959)	(17,481)
Total shareholders’ equity	379,965	424,147
Total liabilities and shareholders’ equity	$3,840,246	$3,709,233

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2022	2021	2022	2021
Interest and dividend income
Loans	$27,940	$25,094	$75,192	$72,490
Securities and other	5,145	3,821	13,178	11,792
Total interest and dividend income	33,085	28,915	88,370	84,282
Interest expense
Deposits	1,801	1,555	4,185	7,109
Borrowings	1,374	1,778	3,458	5,415
Total interest expense	3,175	3,333	7,643	12,524
Net interest income	29,910	25,582	80,727	71,758
Provision for credit losses	1,306	(174)	2,217	(1,428)
Net interest income after provision for credit losses	28,604	25,756	78,510	73,186

Non-interest income
Trust and investment management fee income	3,548	3,868	11,131	11,335
Customer service fees	3,836	3,515	11,108	9,742
Gain on sales of securities, net	44	1,930	53	1,980
Mortgage banking income	315	850	1,427	4,973
Bank-owned life insurance income	496	494	1,501	1,510
Customer derivative income	58	341	213	837
Other income	526	352	1,660	726
Total non-interest income	8,823	11,350	27,093	31,103

Non-interest expense
Salaries and employee benefits	12,242	11,743	35,757	35,275
Occupancy and equipment	4,458	4,029	13,254	12,251
Gain on sales of premises and equipment, net	—	(146)	(65)	(137)
Outside services	393	547	1,143	1,512
Professional services	421	491	1,122	1,200
Communication	204	188	617	707
Marketing	518	339	1,150	1,163
Amortization of intangible assets	233	233	699	707
Loss on debt extinguishment	—	1,768	—	1,768
Acquisition, conversion and other expenses	31	318	356	1,759
Other expenses	4,532	3,862	12,585	11,382
Total non-interest expense	23,032	23,372	66,618	67,587

Income before income taxes	14,395	13,734	38,985	36,702
Income tax expense	2,965	2,706	7,940	7,169
Net income	$11,430	$11,028	$31,045	$29,533

Earnings per share:
Basic	$0.76	$0.74	$2.07	$1.97
Diluted	$0.76	$0.73	$2.06	$1.96

Weighted average common shares outstanding:
Basic	15,058	14,983	15,029	14,961
Diluted	15,113	15,051	15,100	15,035

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net income	$11,430	$11,028	$31,045	$29,533
Other comprehensive (loss) income, before tax:
Changes in unrealized loss on securities available for sale	(26,933)	(3,700)	(79,186)	(7,328)
Changes in unrealized (loss) gain on hedging derivatives	(1,568)	(203)	(5,446)	2,311

Income taxes related to other comprehensive income:
Changes in unrealized loss on securities available for sale	6,522	861	18,486	1,703
Changes in unrealized loss (gain) on hedging derivatives	361	48	1,254	(538)
Total other comprehensive loss	(21,618)	(2,994)	(64,892)	(3,852)
Total comprehensive (loss) income	$(10,188)	$8,034	$(33,847)	$25,681

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2020	$32,857	$190,084	$195,607	$6,740	$(18,223)	$407,065
Allowance for credit losses cumulative-effect adjustment - ASU 2016-13	—	—	(5,242)	—	—	(5,242)
Net income	—	—	18,505	—	—	18,505
Other comprehensive loss	—	—	—	(858)	—	(858)
Cash dividends declared ($0.46 per share)	—	—	(6,876)	—	—	(6,876)
Net issuance (56,290 shares) to employee stock plans, including related tax effects	—	(280)	—	—	449	169
Recognition of stock based compensation	—	997	—	—	—	997
Balance at June 30, 2021	$32,857	$190,801	$201,994	$5,882	$(17,774)	$413,760

Net income	—	—	11,028	—	—	11,028
Other comprehensive income	—	—	—	(2,994)	—	(2,994)
Cash dividends declared ($0.24 per share)	—	—	(3,596)	—	—	(3,596)
Net issuance (14,412 shares) to employee stock plans, including related tax effects	—	(276)	—	—	146	(130)
Recognition of stock based compensation	—	367	—	—	—	367
Balance at September 30, 2021	$32,857	$190,892	$209,426	$2,888	$(17,628)	$418,435

Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147
Net income	—	—	19,615	—	—	19,615
Other comprehensive loss	—	—	—	(43,274)	—	(43,274)
Cash dividends declared ($0.50 per share)	—	—	(7,509)	—	—	(7,509)
Net issuance (24,768 shares) to employee stock plans, including related tax effects	—	376	—	—	148	524
Recognition of stock based compensation	—	94	—	—	—	94
Balance at June 30, 2022	$32,857	$191,346	$227,698	$(40,971)	$(17,333)	$393,597

Net income	—	—	11,430	—	—	11,430
Other comprehensive loss	—	—	—	(21,618)	—	(21,618)
Cash dividends declared ($0.26 per share)	—	—	(3,910)	—	—	(3,910)
Net issuance (39,523 shares) to employee stock plans, including related tax effects	—	(530)	—	—	374	(156)
Recognition of stock based compensation	—	622	—	—	—	622
Balance at September 30, 2022	$32,857	$191,438	$235,218	$(62,589)	$(16,959)	$379,965

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$31,045	$29,533
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(33,919)	(149,948)
Proceeds from loan sales	38,184	153,832
Loss on sale of loans	281	3,621
Provision for credit losses	2,217	(1,428)
Net amortization of securities	2,287	3,788
Change in unamortized net loan costs and premiums	353	(2,739)
Premises and equipment depreciation	3,186	3,466
Stock-based compensation expense	716	1,364
Accretion of purchase accounting entries, net	—	10
Amortization of other intangibles	699	704
Income from cash surrender value of bank-owned life insurance policies	(1,501)	(1,510)
Gain on sales of securities, net	(53)	(1,980)
Amortization of right-of-use lease assets	893	851
Decrease in lease liabilities	(851)	(786)
Gain on premises and equipment, net	(65)	(137)
Net change in other assets and liabilities	(2,954)	(7,878)
Net cash provided by operating activities	40,518	30,763

Cash flows from investing activities:
Proceeds from sales of securities available for sale	19,591	54,388
Proceeds from maturities, calls and prepayments of securities available for sale	48,073	99,580
Purchases of securities available for sale	(99,294)	(123,335)
Net change in loans	(319,036)	47,360
Recoveries of previously charged off loans	312	159
Purchase of FHLB stock	(2,924)	(790)
Proceeds from sale of FHLB stock	1,273	4,634
Purchase of premises and equipment, net	(1,842)	(1,216)
Net investment in community limited partnerships	(1,430)	(1,112)
Net cash (used in) provided by investing activities	(355,277)	79,668

Cash flows from financing activities:
Net change in deposits	87,136	101,050
Net change in short-term senior borrowings	92,250	9,324
Repayments of long-term senior borrowings	(21,014)	—
Net change in short-term other borrowings	(886)	(89,018)
Net issuance to employee stock plans	368	(6,073)
Cash dividends paid on common stock	(11,419)	(10,472)
Net cash provided by financing activities	146,435	4,811

Net change in cash and cash equivalents	(168,324)	115,242
Cash and cash equivalents at beginning of year	250,389	226,007
Cash and cash equivalents at end of period	$82,065	$341,249

Supplemental cash flow information:
Interest paid	$7,028	$13,052
Income taxes paid, net	6,781	7,755

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.          BASIS OF PRESENTATION

The consolidated financial statements (unaudited) (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company,” “we,” “our” or “us” or similar terms) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Maine Financial Institution Holding Company for the purposes of the laws of the State of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include our accounts, the accounts of our wholly owned subsidiary Bar Harbor Bank & Trust (the “Bank”) and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly owned and majority owned subsidiaries are consolidated unless GAAP requires otherwise.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the consolidated income statement.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting standards updates (“ASU”) that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted
ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures

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

		January 1, 2023	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$252,369	$4	$(36,349)	$216,024
US Government agency	93,643	11	(10,128)	83,526
Private label	72,484	34	(5,749)	66,769
Obligations of states and political subdivisions thereof	123,350	9,205	(27,903)	104,652
Corporate bonds	91,512	26	(5,757)	85,781
Total securities available for sale	$633,358	$9,280	$(85,886)	$556,752

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$237,283	$2,289	$(3,455)	$236,117
US Government agency	79,143	1,016	(522)	79,637
Private label	68,691	142	(138)	68,695
Obligations of states and political subdivisions thereof	140,585	1,489	(298)	141,776
Corporate bonds	89,994	2,479	(422)	92,051
Total securities available for sale	$615,696	$7,415	$(4,835)	$618,276

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

As of September 30, 2022 and December 31, 2021, we carried no allowance on available for sale debt securities in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at September 30, 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$195	$196
Over 1 year to 5 years	30,292	28,426
Over 5 years to 10 years	49,666	55,025
Over 10 years	134,709	106,786
Total bonds and obligations	214,862	190,433
Mortgage-backed securities	418,496	366,319
Total securities available for sale	$633,358	$556,752

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Gross gains on sales of available for sale securities	$142	$1,980	$151	$2,030
Gross losses on sales of available for sale securities	(98)	(50)	(98)	(50)
Net gains on sale of available for sale securities	$44	$1,930	$53	$1,980

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$18,262	$139,219	$18,087	$76,291	$36,349	$215,510
US Government agency	6,591	64,575	3,537	17,021	10,128	81,596
Private label	3,466	35,740	2,283	30,994	5,749	66,734
Obligations of states and political subdivisions thereof	20,425	78,085	7,478	21,373	27,903	99,458
Corporate bonds	3,770	65,251	1,987	16,763	5,757	82,014
Total securities available for sale	$52,514	$382,870	$33,372	$162,442	$85,886	$545,312

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$1,589	$127,780	$1,866	$39,717	$3,455	$167,497
US Government agency	381	32,628	141	4,548	522	37,176
Private label	133	44,372	5	16	138	44,388
Obligations of states and political subdivisions thereof	187	36,878	111	6,129	298	43,007
Corporate bonds	94	21,358	328	11,922	422	33,280
Total securities available for sale	$2,384	$263,016	$2,451	$62,332	$4,835	$325,348

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of September 30, 2022, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at September 30, 2022:

US Government-sponsored enterprises

489 out of the total 521 securities in our portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 14.55% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

139 out of the total 161 securities in our portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 11.04% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

33 of the total 35 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 7.93% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

68 of the total 83 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 22.06% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we feel the bonds in this portfolio carry minimal risk of default, and we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

26 out of the total 31 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 7.07% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	September 30,	December 31,
(in thousands)	2022	2021
Commercial construction	$97,156	$56,263
Commercial real estate owner occupied	256,475	257,122
Commercial real estate non-owner occupied	1,081,924	887,092
Tax exempt	41,622	41,280
Commercial and industrial	319,645	307,112
Residential real estate	953,113	888,263
Home equity	92,296	86,657
Consumer other	8,133	8,121
Total loans	2,850,364	2,531,910
Allowance for credit losses	25,018	22,718
Net loans	$2,825,346	$2,509,192

Total unamortized net costs and premiums included in loan totals were as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Net unamortized loan origination costs	$3,367	$3,014
Net unamortized fair value discount on acquired loans	(3,898)	(4,758)
Total	$(531)	$(1,744)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2022 and December 31, 2021, accrued interest receivable for loans totaled $8.8 million and $6.3 million, respectively, and is included in the “other assets” line item on the consolidated balance sheets.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and subsequent legislation established the Payroll Protection Program (“PPP”) are administered directly by the Small Business Administration (“SBA”).  As of September 30, 2022, we had no remaining PPP loans and as of December 31, 2021, we had 61 PPP loans outstanding, with an outstanding principal balance of  $6.7 million.  PPP loans are included in the commercial and industrial portfolio segment.

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

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on the balance sheet. The level of the ACL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date.

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

The activity in the allowance for credit losses for the periods ended are as follows:

	At or for the Three Months Ended September 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$1,010	$—	$—	$213	$1,223
Commercial real estate owner occupied	2,722	—	7	132	2,861
Commercial real estate non-owner occupied	7,361	—	—	610	7,971
Tax exempt	105	—	—	(11)	94
Commercial and industrial	4,820	(8)	20	290	5,122
Residential real estate	6,806	(11)	6	85	6,886
Home equity	865	—	2	(76)	791
Consumer other	67	(66)	6	63	70
Total	$23,756	$(85)	$41	$1,306	$25,018

	At or for the Nine Months Ended September 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$(888)	$1,223
Commercial real estate owner occupied	2,751	—	120	(10)	2,861
Commercial real estate non-owner occupied	5,650	—	—	2,321	7,971
Tax exempt	86	—	—	8	94
Commercial and industrial	5,369	(14)	56	(289)	5,122
Residential real estate	5,862	(26)	103	947	6,886
Home equity	814	(6)	22	(39)	791
Consumer other	75	(181)	9	167	70
Total	$22,718	$(227)	$310	$2,217	$25,018

	At or for the Three Months Ended September 30, 2021
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,372	$—	$—	$(286)	$2,086
Commercial real estate owner occupied	2,552	(142)	72	237	2,719
Commercial real estate non-owner occupied	5,604	—	—	(22)	5,582
Tax exempt	91	—	—	(6)	85
Commercial and industrial	5,225	(24)	—	105	5,306
Residential real estate	6,069	(6)	19	(290)	5,792
Home equity	822	(49)	1	30	804
Consumer other	80	(65)	1	58	74
Total	$22,815	$(286)	$93	$(174)	$22,448

	At or for the Nine Months Ended September 30, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$48	$2,086
Commercial real estate owner occupied	1,783	708	(403)	72	559	2,719
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	(278)	5,582
Tax exempt	58	40	—	—	(13)	85
Commercial and industrial	3,137	2,996	(44)	14	(797)	5,306
Residential real estate	5,010	1,732	(67)	141	(1,024)	5,792
Home equity	285	603	(108)	48	(24)	804
Consumer other	121	(39)	(119)	10	101	74
Total	$19,082	$5,228	$(741)	$307	$(1,428)	$22,448

Unfunded Commitments

The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning Balance	$2,523	$2,152
Provision for credit losses	(26)	345
Ending Balance	$2,497	$2,497

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning Balance	$1,921	$359
Impact of ASC 326	—	1,616
Provision for credit losses	280	226
Ending Balance	$2,201	$2,201

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

Doubtful: Loans we consider as doubtful have all of the weaknesses inherent in those loans that are classified as substandard. These loans have the added characteristic of a well-defined weakness which is inadequately protected by the current sound worth and paying capacity of borrower or of the collateral pledged, if any, and calls into question the collectability of the full balance of the loan. The possibility of loss is high but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of September 30, 2022:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$34,032	$32,179	$5,928	$1,011	$973	$—	$74,123
Special mention	—	—	23,033	—	—	—	23,033
Substandard	—	—	—	—	—	—	—
Total	$34,032	$32,179	$28,961	$1,011	$973	$—	$97,156

Commercial real estate owner occupied
Risk rating:
Pass	$20,248	$12,973	$23,785	$31,795	$47,090	$110,306	$246,197
Special mention	—	—	245	672	1,145	1,711	3,773
Substandard	—	—	—	—	931	5,276	6,207
Doubtful	—	—	—	—	151	147	298
Total	$20,248	$12,973	$24,030	$32,467	$49,317	$117,440	$256,475

Commercial real estate non-owner occupied
Risk rating:
Pass	$283,316	$249,574	$146,764	$89,252	$35,671	$259,250	$1,063,827
Special mention	—	—	—	139	918	14,665	15,722
Substandard	—	—	—	173	—	2,048	2,221
Doubtful	—	—	—	—	—	154	154
Total	$283,316	$249,574	$146,764	$89,564	$36,589	$276,117	$1,081,924

Tax exempt
Risk rating:
Pass	$6,944	$1,044	$256	$778	$13,276	$19,324	$41,622
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,944	$1,044	$256	$778	$13,276	$19,324	$41,622

Commercial and industrial
Risk rating:
Pass	$56,222	$70,975	$60,338	$29,867	$11,053	$84,792	$313,247
Special mention	1,497	—	155	1,083	516	2,432	5,683
Substandard	—	55	12	70	—	514	651
Doubtful	—	—	—	—	—	64	64
Total	$57,719	$71,030	$60,505	$31,020	$11,569	$87,802	$319,645

Residential real estate
Performing	$170,291	$178,875	$113,573	$71,869	$51,588	$361,823	$948,019
Nonperforming	—	48	—	50	643	4,353	5,094
Total	$170,291	$178,923	$113,573	$71,919	$52,231	$366,176	$953,113

Home equity
Performing	$11,839	$12,152	$8,965	$7,796	$7,326	$43,173	$91,251
Nonperforming	—	—	—	—	—	1,045	1,045
Total	$11,839	$12,152	$8,965	$7,796	$7,326	$44,218	$92,296

Consumer other
Performing	$3,833	$1,596	$1,029	$362	$328	$980	$8,128
Nonperforming	—	—	5	—	—	—	5
Total	$3,833	$1,596	$1,034	$362	$328	$980	$8,133

Total Loans	$588,222	$559,471	$384,088	$234,917	$171,609	$912,057	$2,850,364

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2021:

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263

Commercial real estate owner occupied
Risk rating:
Pass	$12,940	$25,240	$34,782	$49,136	$19,292	$103,144	$244,534
Special mention	—	—	760	—	—	2,659	3,419
Substandard	—	—	1	853	247	7,737	8,838
Doubtful	—	—	—	167	—	164	331
Total	$12,940	$25,240	$35,543	$50,156	$19,539	$113,704	$257,122

Commercial real estate non-owner occupied
Risk rating:
Pass	$235,646	$172,785	$119,326	$39,663	$136,120	$165,329	$868,869
Special mention	—	—	174	—	—	14,789	14,963
Substandard	—	—	—	—	—	3,097	3,097
Doubtful	—	—	—	—	—	163	163
Total	$235,646	$172,785	$119,500	$39,663	$136,120	$183,378	$887,092

Tax exempt
Risk rating:
Pass	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280

Commercial and industrial
Risk rating:
Pass	$77,608	$80,569	$33,405	$16,457	$33,413	$61,594	$303,046
Special mention	—	—	584	468	172	1,396	2,620
Substandard	58	3	512	—	48	578	1,199
Doubtful	—	—	—	—	92	155	247
Total	$77,666	$80,572	$34,501	$16,925	$33,725	$63,723	$307,112

Residential real estate
Performing	$191,466	$120,495	$83,044	$62,299	$59,642	$364,482	$881,428
Nonperforming	—	—	—	286	178	6,371	6,835
Total	$191,466	$120,495	$83,044	$62,585	$59,820	$370,853	$888,263

Home equity
Performing	$12,770	$10,461	$9,005	$7,855	$6,474	$38,823	$85,388
Nonperforming	—	—	—	—	—	1,269	1,269
Total	$12,770	$10,461	$9,005	$7,855	$6,474	$40,092	$86,657

Consumer other
Performing	$2,525	$1,659	$792	$669	$92	$2,379	$8,116
Nonperforming	—	—	—	—	—	5	5
Total	$2,525	$1,659	$792	$669	$92	$2,384	$8,121

Total Loans	$557,128	$416,298	$302,564	$201,660	$261,099	$793,161	$2,531,910

Past Dues

The following is a summary of past due loans for the periods ended:

	September 30, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$97,156	$97,156
Commercial real estate owner occupied	84	—	—	84	256,391	256,475
Commercial real estate non-owner occupied	298	—	173	471	1,081,453	1,081,924
Tax exempt	—	—	—	—	41,622	41,622
Commercial and industrial	200	100	12	312	319,333	319,645
Residential real estate	565	928	1,882	3,375	949,738	953,113
Home equity	269	236	204	709	91,587	92,296
Consumer other	11	4	—	15	8,118	8,133
Total	$1,427	$1,268	$2,271	$4,966	$2,845,398	$2,850,364

	December 31, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$56,263	$56,263
Commercial real estate owner occupied	1,190	7	1	1,198	255,924	257,122
Commercial real estate non-owner occupied	—	—	—	—	887,092	887,092
Tax exempt	—	—	—	—	41,280	41,280
Commercial and industrial	31	318	185	534	306,578	307,112
Residential real estate	5,010	1,238	1,416	7,664	880,599	888,263
Home equity	699	149	101	949	85,708	86,657
Consumer other	29	—	2	31	8,090	8,121
Total	$6,959	$1,712	$1,705	$10,376	$2,521,534	$2,531,910

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	September 30, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	604	371	—
Commercial real estate non-owner occupied	747	430	—
Tax exempt	—	—	—
Commercial and industrial	279	187	2
Residential real estate	5,094	1,539	242
Home equity	1,044	70	15
Consumer other	5	—	—
Total	$7,773	$2,597	$259

	December 31, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	783	424	—
Commercial real estate non-owner occupied	622	459	—
Tax exempt	—	—	—
Commercial and industrial	677	542	30
Residential real estate	6,835	2,537	41
Home equity	1,269	305	63
Consumer other	5	—	—
Total	$10,191	$4,267	$134

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	September 30, 2022		December 31, 2021
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	604	—	783	—
Commercial real estate non-owner occupied	747	—	622	—
Tax exempt	—	—	—	—
Commercial and industrial	122	157	385	292
Residential real estate	5,094	—	6,835	—
Home equity	1,044	—	1,269	—
Consumer other	5	—	5	—
Total	$7,616	$157	$9,899	$292

Troubled Debt Restructuring Loans

The loan portfolio also includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan. There were no modifications qualifying as TDR’s for the three and nine months ended September 30, 2022 and 2021.

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of September 30, 2022 and December 31, 2021 totaled $249 thousand and $574 thousand, respectively.

Mortgage Banking

Loans held for sale had at September 30, 2022 and December 31, 2021 had an unpaid principal balance of $987 thousand and $5.4 million, respectively.  The interest rate exposure on loans held for sale are mitigated through forward delivery commitments with certain approved secondary market investors. Forward delivery commitments had a notional amount of $200 thousand, and $14.8 million at September 30, 2022 and December 31, 2021, respectively.  Refer to Note 8 for further discussion of forward delivery commitments.

For the three months ended September 30, 2022 and 2021, we sold $5.2 million and $28.5 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net loss on sale of loans (net of costs, including direct and indirect origination costs) of $52 thousand and a gain of $682 thousand, respectively. For the nine months ended September 30, 2022 and 2021, we sold $38.2 million and $153.8 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $281 thousand and $3.6 million, respectively.

We sell residential loans on the secondary market while primarily retaining the servicing of these loans.  Servicing sold loans helps to maintain customer relationships and earn fees over the servicing period. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to level of prepayments that result from shifts in interest rates.  We obtain third-party valuations of our servicing assets portfolio quarterly, and the assumptions are reflected in Fair Value disclosures.

NOTE 4.               BORROWED FUNDS

Borrowed funds at September 30, 2022 and December 31, 2021 are summarized, as follows:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$167,250	2.95%	$75,000	0.30%
Other borrowings	18,916	0.14	19,802	0.17
Total short-term borrowings	186,166	1.27	94,802	0.21
Long-term borrowings
Advances from the FHLB	2,591	0.39	23,598	1.08
Subordinated borrowings	60,248	5.05	60,124	4.34
Total long-term borrowings	62,839	4.86	83,722	3.42
Total	$249,005	1.74%	$178,524	0.91%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2022 and December 31, 2021.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2022, our available secured line of credit at the FRB was $84.1 million. We have pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended December 31, 2021.

We maintain, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of September 30, 2022 and December 31, 2021. There was no outstanding balance on the line of credit as of September 30, 2022 and December 31, 2021.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at September 30, 2022 include no callable advances and amortizing advances of $291 thousand. The advances outstanding at December 31, 2021 included $20.0 million of callable advances and $298 thousand of amortizing advances. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2022 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2022	$166,250	2.97%
2023	1,000	—
2024	2,300	—
2025	—	—
2026	—	—
2027 and thereafter	291	3.45
Total FHLB advances	$169,841	2.92%

On November 26, 2019, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which we sold and issued $40.0 million in aggregate principal amount of subordinated notes due 2029 (the “Notes”). The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight

Financing Rate (SOFR) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $372 thousand as of September 30, 2022 and $496 thousand net of amortization as of December 31, 2021, that are netted against the subordinated debt.

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

Repurchase Agreements

We can raise additional liquidity by entering into repurchase agreements at our discretion. In a security repurchase agreement transaction, we will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales, and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, we are subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, we either deal with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by our safekeeping agents.

(in thousands)	September 30, 2022	December 31, 2021
Customer Repurchase Agreements
US Government-sponsored enterprises	$18,916	$19,802
Total	$18,916	$19,802

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2022	December 31, 2021
Time less than $100,000	$167,056	$181,586
Time $100,000 through $250,000	113,168	169,645
Time $250,000 or more	54,024	74,301
Total	$334,248	$425,532

At September 30, 2022 and December 31, 2021, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2022	December 31, 2021
Within 1 year	$262,787	$318,692
Over 1 year to 2 years	46,867	71,247
Over 2 years to 3 years	12,626	18,201
Over 3 years to 4 years	5,971	8,498
Over 4 years to 5 years	5,302	6,751
Over 5 years	695	2,143
Total	$334,248	$425,532

Included in time deposits are brokered deposits of $15.1 million and $16.1 million at September 30, 2022 and December 31, 2021, respectively. Also included in time deposits are reciprocal deposits of $12.7 million and $17.3 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	September 30, 2022
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$404,804	13.42%	$241,314	8.00%
Common equity tier 1 capital to risk-weighted assets	317,043	10.51	135,740	4.50
Tier 1 capital to risk-weighted assets	337,663	11.19	180,986	6.00
Tier 1 capital to average assets (leverage ratio)	337,663	9.13	147,908	4.00

Bank
Total capital to risk-weighted assets	$398,292	13.22%	$241,079	8.00%
Common equity tier 1 capital to risk-weighted assets	371,151	12.32	135,606	4.50
Tier 1 capital to risk-weighted assets	371,151	12.32	180,808	6.00
Tier 1 capital to average assets (leverage ratio)	371,151	10.05	147,791	4.00

	December 31, 2021
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$380,690	14.31%	$212,798	8.00%
Common equity tier 1 capital to risk-weighted assets	295,635	11.11	119,699	4.50
Tier 1 capital to risk-weighted assets	316,255	11.89	159,598	6.00
Tier 1 capital to average assets (leverage ratio)	316,255	8.66	146,029	4.00

Bank
Total capital to risk-weighted assets	$375,435	14.13%	$220,425	8.00%
Common equity tier 1 capital to risk-weighted assets	351,000	13.21	123,812	4.50
Tier 1 capital to risk-weighted assets	351,000	13.21	165,082	6.00
Tier 1 capital to average assets (leverage ratio)	351,000	9.62	151,082	4.00

In order to be classified as “well-capitalized” under the relevant regulatory framework, the Company must, on a consolidated basis, maintain a total risk-based capital ratio of 10.00% or greater and a Tier 1 risk-based capital ratio of 6.00% or greater; and the Bank must maintain a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a common equity Tier 1 capital ratio of 6.50% or greater, and a leverage ratio of 5.00% or greater. At each date shown in the tables above, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework.

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive income is, as follows:

(in thousands)	September 30, 2022	December 31, 2021
Accumulated other comprehensive income, before tax:
Net unrealized (loss) gain on AFS securities	$(76,606)	$2,580
Net unrealized (loss) gain on hedging derivatives	(4,316)	1,130
Net unrealized loss on post-retirement plans	(718)	(718)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized loss (gain) on AFS securities	17,891	(595)
Net unrealized loss (gain) on hedging derivatives	994	(260)
Net unrealized loss on post-retirement plans	166	166
Accumulated other comprehensive (loss) income	$(62,589)	$2,303

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(26,889)	$6,512	$(20,377)
Less: reclassification adjustment for gains (losses) realized in net income	44	(10)	34
Net unrealized loss on AFS securities	(26,933)	6,522	(20,411)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(1,568)	361	(1,207)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,568)	361	(1,207)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(28,501)	$6,883	$(21,618)

Three Months Ended September 30, 2021
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$(1,770)	$403	$(1,367)
Less: reclassification adjustment for gains (losses) realized in net income	1,930	(458)	1,472
Net unrealized gain on AFS securities	(3,700)	861	(2,839)

Net unrealized gain on derivative hedgess:
Net unrealized gain arising during the period	(203)	48	(155)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow derivative hedges	(203)	48	(155)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive (loss) income	$(3,903)	$909	$(2,994)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(79,133)	$18,474	$(60,659)
Less: reclassification adjustment for gains (losses) realized in net income	53	(12)	41
Net unrealized loss on AFS securities	(79,186)	18,486	(60,700)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(5,446)	1,254	(4,192)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	(5,446)	1,254	(4,192)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(84,632)	$19,740	$(64,892)

Nine Months Ended September 30, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(5,348)	$1,234	$(4,114)
Less: reclassification adjustment for gains realized in net income	1,980	(469)	1,511
Net unrealized loss on AFS securities	(7,328)	1,703	(5,625)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	2,311	(538)	1,773
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	2,311	(538)	1,773

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive (loss) income	$(5,017)	$1,165	$(3,852)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and nine months ended September 30, 2022 and 2021:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended September 30, 2022
Balance at beginning of period	$(38,304)	$(2,115)	$(552)	$(40,971)
Other comprehensive loss before reclassifications	(20,377)	(1,207)	—	(21,584)
Less: amounts reclassified from accumulated other comprehensive income	34	—	—	34
Total other comprehensive income	(20,411)	(1,207)	—	(21,618)
Balance at end of period	$(58,715)	$(3,322)	$(552)	$(62,589)

Three Months Ended September 30, 2021
Balance at beginning of period	$7,237	$63	$(1,418)	$5,882
Other comprehensive gain before reclassifications	(1,367)	(155)	—	(1,522)
Less: amounts reclassified from accumulated other comprehensive income	1,472	—	—	1,472
Total other comprehensive income	(2,839)	(155)	—	(2,994)
Balance at end of period	$4,398	$(92)	$(1,418)	$2,888

Nine Months Ended September 30, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(60,659)	(4,192)	—	(64,851)
Less: amounts reclassified from accumulated other comprehensive income	41	—	—	41
Total other comprehensive loss	(60,700)	(4,192)	—	(64,892)
Balance at end of period	$(58,715)	$(3,322)	$(552)	$(62,589)

Nine Months Ended September 30, 2021
Balance at beginning of period	$10,023	$(1,865)	$(1,418)	$6,740
Other comprehensive (loss) gain before reclassifications	(4,114)	1,773	—	(2,341)
Less: amounts reclassified from accumulated other comprehensive income	1,511	—	—	1,511
Total other comprehensive (loss) gain	(5,625)	1,773	—	(3,852)
Balance at end of period	$4,398	$(92)	$(1,418)	$2,888

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2022	2021	2022	2021	Net Income is Presented
Net realized gains on AFS securities:
Before tax (1)	$44	$1,930	$53	$1,980	Non-interest income
Tax effect	(10)	(458)	(12)	(469)	Tax expense
Total reclassifications for the period	$34	$1,472	$41	$1,511
(1)	Net realized gains before tax include $141 thousand realized gains for the three months ended September 30, 2022 and $97 thousand of gross realized losses. Net realized gains before tax include $150 thousand realized gains for the nine months ended September 30, 2022 and $97 thousand of gross realized losses. Net realized gains before tax include $1.9 million realized gains for the three months ended September 30, 2021 and $97 thousand of gross realized losses. Net realized gains before tax include $2.0 million realized gains for the nine months ended September 30, 2021 and $50 thousand of gross realized losses.

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2022	2021	2022	2021
Net income	$11,430	$11,028	$31,045	$29,533

Average number of basic common shares outstanding	15,057,598	14,982,766	15,028,963	14,960,753
Plus: dilutive effect of stock options and awards outstanding	55,757	67,990	71,317	73,829
Average number of diluted common shares outstanding(1)	15,113,355	15,050,756	15,100,280	15,034,582

Earnings per share:
Basic	$0.76	$0.74	$2.07	$1.97
Diluted	$0.76	$0.73	$2.06	$1.96
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

We recognize our derivative instruments on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, we designate whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). We formally document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss.

We offer derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements (“MNA”) with financial institution counterparties or Risk Participation Agreements (“RPA”) with commercial bank counterparties, for which we assumes a pro rata share of the credit exposure associated with a borrower's performance related to the derivative contract with the counterparty.

The following tables present information about derivative assets and liabilities at September 30, 2022 and December 31, 2021:

	September 30, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	2.3	$5,153	Other assets
Interest rate swap on variable rate loans	50,000	3.5	(5,289)	Other liabilities
Total cash flow hedges	125,000		(136)

Fair value hedges:
Interest rate swap on securities	37,190	6.8	5,017	Other assets
Total fair value hedges	37,190		5,017

Economic hedges:
Forward sale commitments	200	—	8	Other assets
Customer Loan Swaps-MNA Counterparty	193,743	6.0	(21,795)	Other liabilities
Customer Loan Swaps-RPA Counterparty	110,317	6.3	—	Other liabilities
Customer Loan Swaps-Customer	304,060	6.1	21,795	Other assets
Total economic hedges	608,320		8

Non-hedging derivatives:
Interest rate lock commitments	—	—	—	Other assets
Total non-hedging derivatives	—		—

Total	$770,510		$4,889

	December 31, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.0	$(121)	Other liabilities
Interest rate swap on variable rate loans	50,000	4.2	(756)	Other liabilities
Total cash flow hedges	125,000		(877)

Fair value hedges:
Interest rate swap on securities	37,190	7.6	(530)	Other liabilities
Total fair value hedges	37,190		(530)

Economic hedges:
Forward sale commitments	16,600	0.1	15	Other assets
Customer Loan Swaps-MNA Counterparty	260,102	6.2	(9,429)	Other liabilities
Customer Loan Swaps-RPA Counterparty	115,285	6.7	(4,421)	Other liabilities
Customer Loan Swaps-Customer	375,387	6.4	13,850	Other assets
Total economic hedges	767,374		15

Non-hedging derivatives:
Interest rate lock commitments	14,059	0.1	283	Other assets
Total non-hedging derivatives	14,059		283

Total	$943,623		$(1,109)

As of September 30, 2022 and December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
September 30, 2022
Interest rate swap on securities	Securities Available for Sale	$27,993	$(9,197)

December 31, 2021
Interest rate swap on securities	Securities Available for Sale	$39,726	$2,536

Information about derivative assets and liabilities for the three and nine months eneded September 30, 2022 and 2021, follows:

	Three Months Ended September 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$1,262	Interest expense	$—	Interest expense	$140
Interest rate swap on variable rate loans	(1,181)	Interest income	—	Interest income	(238)
Total cash flow hedges	81		—		(98)

Fair value hedges:
Interest rate swap on securities	(1,287)	Interest income	—	Interest income	155
Total fair value hedges	(1,287)		—		155

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	19
Total economic hedges	—		—		19

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(50)
Total non-hedging derivatives	—		—		(50)

Total	$(1,206)		$—		$26

	Nine Months Ended September 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$4,058	Interest expense	$—	Interest expense	$(1)
Interest rate swap on variable rate loans	(3,489)	Interest income	—	Interest income	(239)
Total cash flow hedges	569		—		(240)

Fair value hedges:
Interest rate swap on securities	(4,761)	Interest income	—	Interest income	(48)
Total fair value hedges	(4,761)		—		(48)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(7)
Total economic hedges	—		—		(7)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(283)
Total non-hedging derivatives	—		—		(283)

Total	$(4,192)		$—		$(578)

	Three Months Ended September 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$167	Interest expense	$—	Interest expense	$(205)
Interest rate swap on variable rate loans	(101)	Interest income		Interest income	92
Total cash flow hedges	66		—		(113)

Fair value hedges:
Interest rate swap on securities	(221)	Interest income	—	Interest income	(144)
Total economic hedges	(221)		—		(144)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(96)
Total economic hedges	—		—		(96)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	22
Total non-hedging derivatives	—		—		22

Total	$(155)		$—		$(331)

	Nine Months Ended September 30, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income(1)	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$1,148	Interest expense	$—	Interest expense	$(589)
Interest rate swap on variable rate loans	(93)	Interest income		Interest income	189
Total cash flow hedges	1,055		—		(400)

Fair value hedges:
Interest rate swap on securities	720	Interest income	—	Interest income	(421)
Total economic hedges	720		—		(421)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(45)
Total economic hedges	—		—		(45)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	26
Total non-hedging derivatives	—		—		26

Total	$1,775		$—		$(840)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$27,940	$5,145	$1,801	$1,374	$8,823

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	140	—
Interest rate swap on variable rate loans	(238)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	155	—	—	—

	Three Months Ended September 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$25,094	$3,821	$1,555	$1,778	$11,350

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(205)	—
Interest rate swap on variable rate loans	92	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(144)	—	—	—

	Nine Months Ended September 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$75,192	$13,178	$4,185	$3,458	$27,093

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(1)	—
Interest rate swap on variable rate loans	(239)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(48)	—	—	—

	Nine Months Ended September 30, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$72,490	11,792	$7,109	5,415	$31,103

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(589)	—
Interest rate swap on variable rate loans	189	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(421)	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of September 30, 2022, we have two interest rate swaps on wholesale borrowings to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered into in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the three-month LIBOR rate. We designated the swaps as cash flow hedges.

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

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of September 30, 2022
Customer Loan Derivatives:
MNA counterparty	$(21,795)	$21,795	$—	$—
RPA counterparty	—	—	—	—
Total	$(21,795)	$21,795	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2021
Customer Loan Derivatives:
MNA counterparty	$(9,429)	$9,429	$12,000	$12,000
RPA counterparty	(4,421)	4,421	—	—
Total	$(13,850)	$13,850	$12,000	$12,000

Non-hedging derivatives

Interest rate lock commitments

We enter into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of residential mortgage loans that are held for sale and are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose us to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free standing derivatives, which are carried at fair value with changes recorded in non-interest income in our Consolidated Statements of Income. Changes in the fair value of IRLCs subsequent to inception are based on (i) changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and (ii) changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$216,024	$—	$216,024
US Government agency	—	83,526	—	83,526
Private label	—	66,769	—	66,769
Obligations of states and political subdivisions thereof	—	104,652	—	104,652
Corporate bonds	—	85,781	—	85,781
Loans held for sale	—	982	—	982
Derivative assets	—	31,964	8	31,972
Derivative liabilities	—	(27,084)	—	(27,084)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$236,117	$—	$236,117
US Government agency	—	79,637	—	79,637
Private label	—	68,695	—	68,695
Obligations of states and political subdivisions thereof	—	141,776	—	141,776
Corporate bonds	—	92,051	—	92,051
Loans held for sale	—	5,523	—	5,523
Derivative assets	—	13,850	298	14,148
Derivative liabilities	—	(15,257)	—	(15,257)

Securities Available for Sale: All securities and major categories of securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data that may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the US Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, and the securities’ terms and conditions, among other things.

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of September 30, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended September 30, 2022
Balance at beginning of period	$50	$(11)
Realized gain (loss) recognized in non-interest income	(50)	19
Balance at end of period	$—	$8

Three Months Ended September 30, 2021
Balance at beginning of period	$25	$(45)
Realized (loss) gain recognized in non-interest income	22	(95)
Balance at end of period	$47	$(140)

Nine Months Ended September 30, 2022
Balance at beginning of period	$283	$15
Realized loss recognized in non-interest income	(283)	(7)
Balance at end of period	$—	$8

Nine Months Ended September 30, 2021
Balance at beginning of period	$22	$(95)
Realized gain recognized in non-interest income	25	(45)
Balance at end of period	$47	$(140)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	September 30,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2022	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$—	Pull-through Rate Analysis	Closing Ratio	—%
		Pricing Model	Origination Costs, per loan	$—
		Discount Cash Flows	Mortgage Servicing Asset	—%

Forward Commitments	8	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$97.2 to $101.4
Total	$8

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2021	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$283	Pull-through Rate Analysis	Closing Ratio	85%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.8 to $103.2
Total	$298

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	September 30, 2022	December 31, 2021	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Fair Value Measurement Date as of September 30, 2022
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$15,388	$17,932	$1,778	$(2,544)	September 2022
Capitalized servicing rights	7,127	5,263	84	1,864	September 2022
Premises held for sale	327	226	—	101	February 2022
Total	$22,842	$23,421	$1,862	$(579)

There are no liabilities measured at fair value on a non-recurring basis in 2022 and 2021.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value September 30, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$10,903	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$80 to $1,175

Individually evaluated loans	4,485	Discount cash flow	Discount rate	2.88% to 6.45%
			Cash flows	$4 to $925

Capitalized servicing rights	7,127	Discounted cash flow	Constant prepayment rate (CPR)	7.10%
			Discount rate	9.54%

Premises held for sale	327	Fair value of asset less selling costs	Appraised value	$347
			Selling Costs	6%
Total	$22,842
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$12,127	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$71 to $1,792

Individually evaluated loans	5,805	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$6 to $931

Capitalized servicing rights	5,263	Discounted cash flow	Constant prepayment rate (CPR)	12.47%
			Discount rate	9.53%

Premises held for sale	226	Fair value of asset less selling costs	Appraised value	$240
			Selling Costs	6%
Total	$23,421
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2022 and December 31, 2021.

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

	September 30, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$82,065	$82,065	$82,065	$—	$—
Securities available for sale	556,752	556,752	—	556,752	—
FHLB stock	9,035	9,035	—	9,035	—
Loans held for sale	987	982	—	982	—
Net loans	2,850,364	2,783,612	—	—	2,783,612
Accrued interest receivable	4,053	4,053	—	4,053	—
Cash surrender value of bank-owned life insurance policies	80,758	80,758	—	80,758	—
Derivative assets	31,973	31,973	—	31,973	8

Financial Liabilities
Non-maturity deposits	$2,801,432	$2,616,000	$—	$2,616,000	$—
Time deposits	334,248	330,059	—	330,059	—
Securities sold under agreements to repurchase	18,916	18,916	—	18,916	—
FHLB advances	169,841	169,459	—	169,459	—
Subordinated borrowings	60,248	57,744	—	57,744	—
Derivative liabilities	27,084	27,084	—	27,084	—

	December 31, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$250,389	$250,389	$250,389	$—	$—
Securities available for sale	618,276	618,276	—	618,276	—
FHLB stock	7,384	7,384	—	7,384	—
Loans held for sale	5,523	5,523	—	5,523	—
Net loans	2,509,192	2,442,741	—	—	2,442,741
Accrued interest receivable	2,712	2,712	—	2,712	—
Cash surrender value of bank-owned life insurance policies	79,020	79,020	—	79,020	—
Derivative assets	14,148	14,148	—	13,850	298

Financial Liabilities
Non-maturity deposits	$2,623,012	$2,853,000	$—	$2,853,000	$—
Time deposits	425,532	424,000	—	424,000	—
Securities sold under agreements to repurchase	19,802	19,802	—	19,802	—
FHLB advances	98,598	98,439	—	98,439	—
Subordinated borrowings	60,124	61,884	—	61,884	—
Derivative liabilities	15,257	15,257	—	15,257	—

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

A substantial portion of our revenue is specifically excluded from the scope of ASC 606. This exclusion is associated with financial instruments, including interst income on loans and investment securities, in addition to loan derivative income and gains on loan and investment sales.

Disaggregation of Revenue

The following tables present disaggregation of our non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Major Products/Service Lines
Trust management fees	$3,077	$3,403	$9,941	$10,052
Financial services fees	471	465	1,190	1,283
Interchange fees	1,953	1,882	5,849	5,509
Customer deposit fees	1,578	1,363	4,418	3,542
Other customer service fees	305	270	841	691
Total	$7,384	$7,383	$22,239	$21,077

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Timing of Revenue Recognition
Products and services transferred at a point in time	$4,020	$3,737	$11,755	$10,593
Products and services transferred over time	3,364	3,646	10,484	10,484
Total	$7,384	$7,383	$22,239	$21,077

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	September 30, 2022	December 31, 2021
Balances from contracts with customers only:
Other Assets	$1,325	$1,184
Other Liabilities	2,535	2,324

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

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	September 30, 2022	December 31, 2021
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,381	$9,274

Lease Liabilities
Operating lease liabilities	Other liabilities	8,791	9,643

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

The following table presents the weighted average lease term and discount rate of the leases:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.42	8.03

Weighted-average discount rate
Operating leases	3.09%	3.07%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease Costs
Operating lease cost	$338	$324	$994	$966
Variable lease cost	71	43	345	179
Total lease cost	$409	$367	$1,339	$1,145

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
September 30, 2023	$1,343
September 30, 2024	1,344
September 30, 2025	1,129
September 30, 2026	1,032
September 30, 2027	889
Thereafter	3,411
Total future minimum lease payments	9,148
Amounts representing interest	(357)
Present value of net future minimum lease payments	$8,791

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2022 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

Bar Harbor Bankshares (the “Company,” “we,” “our” or “us” or similar terms) is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a regional community bank that thinks differently about banking. The Bank provides the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. Having recently celebrated the 135th anniversary of the Bank’s founding, we remain focused on helping our customers achieve their goals as the key to the Bank’s success.  With over 500 dedicated professionals and more than 50 locations, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our customers in order to serve their banking and financial needs. Through these efforts, we continue to be a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint. Our corporate goal is to be one of the top performing banks in New England, and our business model is centered on the following:

●	Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders
●	Geography, heritage, and performance are key while remaining true to a community-focused culture
●	Commitment to risk management while balancing growth and earnings
●	Service and sales driven culture with a focus on core business growth
●	Fee income is fundamental to our profitability through trust and treasury management services, customer derivatives, and secondary market mortgage sales
●	Investment in processes, products, technology, training, leadership, and infrastructure
●	Expansion of our brand and business to deepen market presence
●	Opportunity and growth for existing employees while adding catalyst recruits across all levels

Shown below is our profile as of September 30, 2022:

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Form 10-Q filings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
PER SHARE DATA
Net earnings, diluted	$0.76	$0.73	$2.07	$1.97
Adjusted earnings, diluted(1)	0.76	0.73	2.07	2.04
Total book value	25.22	27.92	25.22	27.92
Tangible book value per share(1)	16.89	19.48	16.89	19.48
Market price at period end	26.52	28.05	26.52	28.05
Dividends	0.26	0.24	0.76	0.70

PERFORMANCE RATIOS(2)
Return on assets	1.20%	1.16%	1.11%	1.05%
Adjusted return on assets(1)	1.20	1.16	1.12	1.09
Pre-tax, pre-provision return on assets	1.65	1.43	1.48	1.26
Adjusted pre-tax, pre-provision return on assets (1)	1.65	1.43	1.49	1.31
Return on equity	11.55	10.38	10.32	9.54
Adjusted return on equity(1)	11.54	10.39	10.38	9.98
Return on tangible equity	17.25	15.08	15.28	14.01
Adjusted return on tangible equity(1)	17.24	15.09	15.37	14.50
Net interest margin, fully taxable equivalent (FTE)(1) (3)	3.47	3.02	3.21	2.88
Adjusted net interest margin(1)	3.47	2.75	3.21	2.73
Efficiency ratio(1)	57.67	59.18	59.66	61.48

FINANCIAL DATA (In millions)
Total assets	$3,840	$3,738	$3,840	$3,738
Total earning assets(4)	3,525	3,394	3,525	3,394
Total investments	566	556	566	556
Total loans	2,850	2,534	2,850	2,534
Allowance for credit losses	25	22	25	22
Total goodwill and intangible assets	126	126	126	126
Total deposits	3,136	3,007	3,136	3,007
Total shareholders' equity	380	418	380	418
Net income	11	11	31	30
Adjusted income(1)	11	11	31	31

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries) (annualized)/average loans	0.01%	0.03%	—%	(0.02)%
Allowance for credit losses/total loans	0.88	0.89	0.88	0.89
Loans/deposits	91	84	91	84
Shareholders' equity to total assets	9.89	11.19	9.89	11.19
Tangible shareholders' equity to total tangible assets(1)	6.85	8.08	6.85	8.08
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of September 30, 2022 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	to Date	to Date
Commercial real estate	$1,421,962	$1,331,860	$1,289,968	$1,210,580	$1,170,372	27%	23%
Commercial and industrial	376,624	360,304	346,394	340,129	331,091	18	14
Paycheck Protection Program (PPP)	—	170	1,126	6,669	24,227	*	*
Total commercial loans	1,798,586	1,692,334	1,637,488	1,557,378	1,525,690	25	21
Total commercial loans, excluding PPP	1,798,586	1,692,164	1,636,362	1,550,709	1,501,463	25	21

Residential real estate	896,618	876,644	868,382	821,004	849,692	9	12
Consumer	100,822	100,816	96,876	98,949	100,933	—	3
Tax exempt and other	54,338	57,480	51,816	54,579	57,839	(22)	(1)
Total loans	$2,850,364	$2,727,274	$2,654,562	$2,531,910	$2,534,154	18%	17%

*Indicates ratios of 100% or greater.

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	to Date	to Date
Demand	$700,218	$670,268	$653,471	$664,420	$664,395	18%	7%
NOW	918,822	883,239	918,768	940,631	888,021	16	(3)
Savings	669,317	663,676	658,834	628,670	605,977	3	9
Money market	513,075	499,456	424,750	389,291	379,651	11	42
Total non-maturity deposits	2,801,432	2,716,639	2,655,823	2,623,012	2,538,044	12	9
Total time deposits	334,248	361,906	391,940	425,532	469,221	(31)	(29)
Total deposits	$3,135,680	$3,078,545	$3,047,763	$3,048,544	$3,007,265	7%	4%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2022			2021
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Interest-earning deposits with other banks	$59,556	$320	2.13%	$284,429	$110	0.15%
Securities available for sale and FHLB stock(2)(3)	642,475	5,058	3.12	610,381	3,986	2.59
Loans:
Commercial real estate	1,351,599	14,510	4.26	1,153,813	10,269	3.53
Commercial and industrial	421,963	4,739	4.46	391,191	3,739	3.79
Paycheck protection program	94	—	—	45,835	2,690	23.28
Residential	882,158	7,676	3.45	824,686	7,574	3.64
Consumer	101,175	1,161	4.55	101,545	968	3.78
Total loans (1)	2,756,989	28,086	4.04	2,517,070	25,240	3.98
Total earning assets	3,459,020	33,464	3.84%	3,411,880	29,336	3.41%
Other assets	313,289			352,208
Total assets	$3,772,309			$3,764,088

Liabilities
NOW	$905,668	$366	0.16%	$860,206	$272	0.13%
Savings	668,255	143	0.08	591,440	124	0.08
Money market	491,683	808	0.65	381,755	115	0.12
Time deposits	349,787	485	0.55	471,934	1,044	0.88
Total interest bearing deposits	2,415,393	1,802	0.30	2,305,335	1,555	0.27
Borrowings	202,296	1,374	2.69	334,097	1,778	2.11
Total interest bearing liabilities	2,617,689	3,176	0.48%	2,639,432	3,333	0.50%
Non-interest bearing demand deposits	690,134			641,769
Other liabilities	71,934			61,436
Total liabilities	3,379,757			3,342,637

Total shareholders' equity	392,552			421,451

Total liabilities and shareholders' equity	$3,772,309			$3,764,088

Net interest spread			3.36%			2.91%
Net interest margin			3.47			3.02
Adjusted net interest margin(4)			3.47			2.75
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Adjusted net interest margin excludes PPP loans.

	Nine Months Ended September 30,
	2022			2021
	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$86,390	$503	0.78%	$229,235	$203	0.12%
Securities available for sale and FHLB stock(2)(3)	630,679	13,297	2.82	617,373	12,424	2.69
Loans:
Commercial real estate	1,306,664	37,765	3.86	1,128,134	30,177	3.58
Commercial and industrial(3)	408,620	11,871	3.88	381,753	10,727	3.76
Paycheck protection program	4,676	223	6.39	62,562	5,058	10.81
Residential	865,259	22,801	3.52	861,629	24,145	3.75
Consumer	99,673	2,943	3.95	105,371	2,833	3.59
Total loans (1)	2,684,892	75,603	3.76	2,539,449	72,940	3.84
Total earning assets	3,401,961	89,403	3.51%	3,386,057	85,567	3.38%
Other assets	323,253			357,334
Total assets	$3,725,214			$3,743,391

Liabilities
NOW	$909,793	$984	0.14%	$801,292	$760	0.13%
Savings	655,727	418	0.09	568,726	431	0.10
Money market	455,645	1,139	0.33	376,775	354	0.13
Time deposits	376,496	1,645	0.58	583,529	5,565	1.28
Total interest bearing deposits	2,397,661	4,186	0.23	2,330,322	7,110	0.41
Borrowings	187,629	3,458	2.46	336,432	5,415	2.15
Total interest bearing liabilities	2,585,290	7,644	0.40%	2,666,754	12,525	0.63%
Non-interest bearing demand deposits	671,490			598,434
Other liabilities	66,298			64,360
Total liabilities	3,323,078			3,329,548

Total shareholders' equity	402,136			413,843

Total liabilities and shareholders' equity	$3,725,214			$3,743,391

Net interest spread			3.12%			2.75%
Net interest margin			3.21			2.88
Adjusted net interest margin(4)			3.21			2.73
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Adjusted net interest margin excludes PPP loans.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with our GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to our results for any particular quarter or year. Our non-GAAP adjusted earnings information set forth is not necessarily comparable to non-GAAP information that may be presented by other companies. Each non-GAAP measure used by us in this report as supplemental financial data should be considered in conjunction with our GAAP financial information. In addition, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Calculations	2022	2021	2022	2021
Net income		$11,430	$11,028	$31,045	$29,533
Non-recurring items:
Gain on sale of securities, net		(44)	(1,930)	(53)	(1,980)
Gain on sale of premises and equipment, net		—	(146)	(65)	(137)
Gain on other real estate owned		—	—	—	(11)
Loss on debt extinguishment		—	1,768	—	1,768
Acquisition, conversion and other expenses		31	318	356	1,759
Income tax expense (1)		3	(2)	(55)	(332)
Total non-recurring items		(10)	8	183	1,067
Total adjusted income(2)	(A)	$11,420	$11,036	$31,228	$30,600

Net interest income	(B)	$29,910	$25,582	$80,727	$71,758
Plus: Non-interest income		8,823	11,350	27,093	31,103
Total Revenue		38,733	36,932	107,820	102,861
Gain on sale of securities, net		(44)	(1,930)	(53)	(1,980)
Total adjusted revenue(2)	(C)	$38,689	$35,002	$107,767	$100,881

Total non-interest expense		$23,032	$23,372	$66,618	$67,587
Non-recurring expenses:
Gain on sale of premises and equipment, net		—	146	65	137
Gain on other real estate owned		—	—	—	11
Loss on debt extinguishment		—	(1,768)	—	(1,768)
Acquisition, conversion and other expenses		(31)	(318)	(356)	(1,759)
Total non-recurring expenses		(31)	(1,940)	(291)	(3,379)
Adjusted non-interest expense(2)	(D)	$23,001	$21,432	$66,327	$64,208

Total revenue		38,733	36,932	107,820	102,861
Total non-interest expense		23,032	23,372	66,618	67,587
Pre-tax, pre-provision net revenue		$15,701	$13,560	$41,202	$35,274

Adjusted revenue(2)		38,689	35,002	107,767	100,881
Adjusted non-interest expense(2)		23,001	21,432	66,327	64,208
Adjusted pre-tax, pre-provision net revenue(2)		$15,688	$13,570	$41,440	$36,673

(in millions)
Average earning assets	(E)	$3,459	$3,412	$3,402	$3,386
Average paycheck protection program (PPP) loans	(R)	—	46	5	63
Average earning assets, excluding PPP loans	(S)	3,459	3,366	3,397	3,323
Average assets	(F)	3,772	3,764	3,725	3,743
Average shareholders' equity	(G)	393	421	402	414
Average tangible shareholders' equity(2)(3)	(H)	267	295	276	287
Tangible shareholders' equity, period-end(2)(3)	(I)	254	292	254	292
Tangible assets, period-end(2)(3)	(J)	3,715	3,612	3,715	3,612

		Three Months Ended September 30,		Nine Months Ended September 30,
	Calculations	2022	2021	2022	2021
(in thousands)
Common shares outstanding, period-end	(K)	15,066	14,987	15,066	14,987
Average diluted shares outstanding	(L)	15,113	15,051	15,100	15,035

Adjusted earnings per share, diluted(2)	(A/L)	$0.76	$0.73	$2.07	$2.04
Tangible book value per share, period-end(2)	(I/K)	16.89	19.48	16.89	19.48
Securities adjustment, net of tax(1)(4)	(M)	(58,715)	4,398	(58,715)	4,398
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	20.79	19.19	20.79	19.19
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	6.85	8.08	6.85	8.08

Performance ratios(5)
Return on assets		1.20%	1.16	1.11%	1.05
Adjusted return on assets(2)	(A/F)	1.20	1.16	1.12	1.09
Pre-tax, pre-provision return on assets		1.65	1.43	1.48	1.26
Adjusted pre-tax, pre-provision return on assets (2)	(U/F)	1.65	1.43	1.49	1.31
Return on equity		11.55	10.38	10.32	9.54
Adjusted return on equity(2)	(A/G)	11.54	10.39	10.38	9.98
Return on tangible equity		17.25	15.08	15.28	14.01
Adjusted return on tangible equity(1)(2)	(A+Q)/H	17.24	15.09	15.37	14.50
Efficiency ratio(2)(6)	(D-O-Q)/(C+N)	57.67	59.18	59.66	61.48
Net interest margin	(B+P)/E	3.47	3.02	3.21	2.88
Adjusted net interest margin(2)(7)	(B+P-T)/S	3.47	2.75	3.21	2.73

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$533	$576	$1,500	$1,757
Franchise taxes included in non-interest expense	(O)	149	143	434	396
Tax equivalent adjustment for net interest margin	(P)	379	421	1,033	1,284
Intangible amortization	(Q)	233	233	699	707
Interest and fees on PPP loans	(T)	—	2,690	223	5,058
(1)	Assumes a marginal tax rate of 23.41% for 2022 and 23.71% for 2021.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized losses and gains on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(7)	Adjusted net interest margin excludes Paycheck Protection Program loans.

QUARTERLY PERFORMANCE SUMMARY

Earnings (third quarter of 2022 compared to the same quarter of 2021)

●Net income was $11.4 million, an increase of 4%, or 27% on a non-GAAP basis when excluding the accretion from PPP loan fees in 2021.

●Diluted earnings per share was $0.76, an increase of $0.03 or 4%.  Diluted earnings per share in the third quarter of 2021 included a $0.14 benefit from PPP loan fees.

●Return on assets increased to 1.20% from 1.16% or 0.95% on a non-GAAP basis when excluding PPP loan fees.  Return on equity was 11.55% compared to 10.38%.  Both ratios include the benefit of higher net income and lower average balances related to unrealized losses on securities as noted below under the Financial Position section.

●Net interest income was $29.9 million, an increase of 17%.  Net interest margin (NIM) was 3.47% in the third quarter of 2022, an increase of 45 basis points from the same period in 2021. The increase is primarily due to the repricing of variable rate assets, continued loan growth and a lower percentage of wholesale borrowings to total debt.

●The provision for credit losses was an expense of $1.3 million mainly due to loan growth compared to a net benefit of $174 thousand reflecting improved economic forecasts.

●Non-interest income was $8.8 million, down $2.5 million.   Customer service fee income was up 9%, trust and wealth management income was down 8%, and prior year included $1.9 million of net securities gains.

●Non-interest expense was $23.0 million versus $23.4 million.  Prior year includes a $1.8 million loss on extinguishment of debt.

●Efficiency ratio improved to 58% from 59%, or 63% on a non-GAAP basis that excludes PPP loan fees.

Financial Position (As of September 30, 2022, compared to June 30, 2022)

●Total assets increased $124.5 million to $3.8 billion mainly due to loan growth supported by growth in total deposits.

●Cash and cash equivalents were $82.1 million, compared to $67.1 million.  The increase is a principally a timing difference between loan activity and short-term borrowings at the end of the quarter.

●Securities were $565.8 million, or 15% of total assets, compared to $592.7 million, or 16% of total assets. Net unrealized losses were $76.6 million, or 12% of gross securities, compared with $49.7 million, or 8% of gross securities as fixed rate securities continued to price reflecting higher interest rates.

●Total loans grew 18% on annualized basis during the quarter as commercial loans and residential loans increased 25% and 9%, respectively.  Loan growth was generated across all of our footprint and among many industry sectors and business lines. We believe that the economy in Northern New England continues to be strong despite pressures from the broader economy.

●The ratio of the allowance for credit losses to total loans was 0.88%, increasing from 0.87%, which reflects more conservative economic forecasting.  Net charge-offs continue to be insignificant and each credit metric improved during the quarter.

●Total deposits grew 7% on annualized basis during the quarter on an increasing number of customer accounts and gain in market share.

●Total book value per share was $25.22 compared to $26.19.  Net unrealized security losses reduced book value per share by $3.90 compared to $2.55.  Tangible book value per share excluding net unrealized security losses (non-GAAP) increased 8% on annualized basis on net income offset by dividends to shareholders.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

Securities

Total securities decreased to $565.8 million from $625.6 million at year-end 2021.  The $59.8 million decrease in total securities included $99.3 million of purchases, $19.5 million in sales, an $11.7 million cost reduction to municipal securities that are hedged, and $50.4 million of maturities, calls and pay-downs and amortization.  Fair value adjustments reduced the security portfolio by $76.6 million at the end of the September 30, 2022 quarter, compared to an increase of $2.6 million at year-end 2021.  Net unrealized losses in the nine months of 2022 resulted from the Federal Reserve increasing the federal funds target interest rate 300 basis points in that period.  All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.  The weighted average yield of our securities portfolio was 3.43% at quarter-end and 2.63% at year-end.  Securities held at quarter-end had an average life of 9.5 years and an effective duration of 5.1 years compared to 5.3 years and 4.2 years at year-end 2021, respectively.

Loans

Total loans increased by $318.5 million from year-end 2021, or 17% annualized, to $2.9 billion at September 30, 2022.  Commercial loans increased by $241.2 million with growth from existing customers and 491 new lending relationships.  PPP loan balances were zero at the end of the quarter, compared to $6.7 million at year-end.  Total residential loans increased by $75.6 million from 2021, as we placed more originations on the balance sheet instead of selling into the secondary market.  Residential loan origination volume in 2022 is significantly down as compared to respective periods 2021 on lower refinancing activity and increasing market rates.

Allowance for Credit Losses

The ACL increased to $25.0 million at quarter-end as compared to $22.7 million at year-end 2021 principally due to loan growth.  The ratio of the allowance to loans decreased to 0.88% from 0.90% at year-end reflecting an improvement in economic forecasts used the ACL calculation.  Non-accruing loans continue to trend downwards on a quarterly basis to $7.8 million from $10.2 million.  The ratio of accruing past due loans to total loans improved to 0.10% of total loans from 0.32%. Total delinquent and non-accruing loans as percentage of total improved to 0.37% from 0.72%.  Net recoveries on previously charged-off loans for the first nine months of 2022 totaled $83 thousand compared to net charge-offs of $434 thousand for the same period of 2021.

Other Assets

Other assets were $366.1 million compared to $318.5 million at year-end 2021. The increase includes $18.5 million of deferred tax assets recorded in connection with unrealized losses on securities, $6.5 million of investments made in tax credits and community developments, a $7.9 million increase in the fair value of customer loan swaps, and a $10.2 million increase in the fair value of derivative instruments.

Deposits and Borrowings

Total deposits increased by $87.1 million from year-end 2021 to $3.1 billion.  In the first nine months of 2022 over 2,300 net new deposit accounts opened and over 2,900 were opened in the same period of 2021.  The loan to deposit ratio increased to 91% from 83% at the end of 2021 due to loan growth offset in part by 4% annualized growth in total deposits.  Core deposits grew by $178.4 million, or 9% annualized, while time deposits decreased by $27.7 million, which includes $36.0 million of wholesale deposits that matured.  Borrowings increased by $70.5 million from year-end 2021 to supplement excess cash and deposit funding.  FHLB borrowings totaled $169.8 million and $98.6 million with weighted average rates of 2.91% and 0.49% at the end of the third quarter of 2022 and year-end 2021, respectively. Wholesale borrowings as a percentage of total debt decreased to 5.8% in the third quarter from 6.0% at year-end 2021.

Other Liabilities

Other liabilities were $75.6 million compared to $58.0 million at year-end 2021.  The $17.6 million increase includes $7.0 million in remaining tax credit investment commitments, a $7.9 million increase related to the fair value of customer loan swaps, and a $4.5 million increase related to the fair value of derivative instruments.

Equity

Total equity at the end of the third quarter of 2022 was $380.0 million compared to $424.1 million at year-end 2021.  The $44.1 million decrease in the first nine months of 2022 included net income totaling $31.0 million, $11.4 million of dividends to shareholders and $64.9 million of other comprehensive losses.  Other comprehensive losses were primarily due to unrealized losses on securities, net of tax, totaling $60.7 million.

In June 2022, our Board of Directors authorized a stock repurchase plan for up to 5% of outstanding shares of common stock, which represents approximately 751,000 shares.  As of September 30, 2022, no repurchases have been made, but we will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Net Income

Net income in the third quarter of 2022 was $11.4 million, or $0.76 per diluted share, compared to $11.0 million, or $0.73 per diluted share, in the same quarter of 2021.

During the first nine months of 2022, net income was $31.0 million, or $2.06 per diluted share, compared to $29.5 million, or $1.96 per diluted share, in the same period of 2021.  Non-recurring items reduced net income by $1.1 million, or $0.07 per diluted share, in 2021.

Net Interest Income

Net interest income was $29.9 million in the third quarter of 2022 compared with $25.6 million in the third quarter of 2021.  NIM was 3.47% compared to 3.02% for the same periods, and was 3.50%% and 2.94%, respectively, on a non-GAAP basis when excluding the impact of PPP loan fees and interest-bearing excess cash.  The increase in net interest income and net interest margin was due to higher interest on earning assets due to the Federal Reserve increasing their federal funds target rate.  The yield on earning assets totaled 3.84% compared to 3.41% in the third quarter of 2021.  The yield on loans was 4.04% in the third quarter of 2022, and 3.98% in the third quarter of 2021. The non-GAAP the yield on loans was 4.04% and 3.62% for the same periods when excluding PPP loan fees.  Total cost of deposits was 0.30% in the third quarter of 2022 compared to 0.27% in the third quarter of 2021 reflecting a lower correlation to federal fund rate movements.  Borrowing costs were 2.69% compared to 2.11% for the same periods due to the repricing of rolling short-term FHLB borrowings to market rates.

For the first nine months of 2022, net interest income was $80.7 million compared with $71.8 million in the same period of 2021.  The comparison of NIM and earning asset yields were 3.21% and 2.88%, and 3.51% and 3.38% in 2022 and 2021, respectively.  The explanations for improvement in those ratios are consistent with the three month comparison above.

Provision for Credit Losses

The provision for credit losses for the quarter was $1.3 million, compared to a recapture of $174 thousand in the third quarter of 2021.

During the first nine months of 2022, the provision for credit losses was $2.2 million compared to a benefit of $1.4 million in the same period of 2021.  The change in the provisions for credit losses and benefit are mostly attributable to loan growth in 2022, and improved economic forecasts in 2021 as compared to 2020, respectively.

Non-Interest Income

Non-interest income in the third quarter of 2022 was $8.8 million, compared to $11.4 million in the same quarter of 2021.  Customer service fees were $3.8 million in the third quarter of 2022, compared to $3.5 million in the same period of 2021.  The increase reflects the net new accounts that were opened and a higher volume of customer activity and transactions.  Wealth management income was $3.5 million in the third quarter of 2022, down from $3.9 million in the same quarter of 2021.  Assets under management (“AUM”) declined approximately 16.1% year to date, as compared to the blended decline of the S&P 500 of 24.1%.  The smaller decline in AUM is a direct function of effective portfolio management and new business successes.  Mortgage banking income was $315 thousand in the third quarter of 2022, compared to $850 thousand in the same period of 2021 reflecting higher on balance sheet activity and lower residential loan originations.

Non-interest income for the first nine months of 2022 was $27.1 million compared to $31.1 million in the same period in 2021.  Customer service fees increased $1.4 million while mortgage banking income decreased $3.5 million and in 2021 included a $2.0 million net gain on security sales.  The reasons for these changes are the same as the quarterly comparison above.

Non-Interest Expense

Non-interest expense was $23.0 million in the third quarter of 2022, compared to $23.4 million in the same quarter of 2021.  The decrease is primarily the net result of a $499 thousand increase in salary and benefit expense, a $429 thousand increase in occupancy and equipment expense, and non-recurring expenses totaling $2.1 million in 2021.  Salary and benefit expense increased due to annual cost of living adjustments in the second quarter 2022 along with higher pay-for-performance incentives.  Occupancy and equipment expense increased on higher utility costs and software amortization in 2022.  Non-recurring expenses (non-GAAP) in 2021, included a $1.8 million loss on debt extinguishment and $318 thousand of fees related to consolidating our Wealth Management businesses.

For the first nine months of 2022, non-interest expense was $66.6 million compared to $67.6 million in the same period of 2021.  The reasons for the decrease in the nine month period is similar to the quarterly explanation above with higher salary and benefits expense and occupancy costs, and lower non-recurring expenses. Non-recurring expenses in 2022 totaled $291 thousand consisting of mostly contract renegotiation fees.  In 2021, non-recurring expenses were $3.4 million consisting of $1.8 million of reduction in workforce costs and a $1.8 million loss on extinguishment of debt.  The efficiency ratio was 59.66% in the first nine months of 2022 compared to 61.48% in same period 2021, which reflects managements disciplined approach to expense management as revenue continues to grow.

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

During the third quarter 2022 we initiated pandemic-specific liquidity stress tests to analyze potential impacts from payment deferrals, unanticipated use of committed lines of credit, as well as the possibility of required servicer advances on sold loans. At September 30, 2022, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios.  We had unused borrowing capacity at the FHLB of $385 million, unused borrowing capacity at the Federal

Reserve of $84 million and unused lines of credit totaling $51.0 million, in addition to over $82.1 million in unencumbered, liquid investment portfolio assets.

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

Capital Resources

Please see the section titled “Comparison of Financial Condition at September 30, 2022 and December 31, 2021--Equity” for a discussion of shareholders’ equity together with Note 6 “Capital Ratios and Shareholders’ Equity” in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Annual Report on Form 10-K.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by our Board of Directors.  Dividends to shareholders in the aggregate amount of $11.4 million and $10.5 million for the nine months ended September 30, 2022 and 2021, respectively.  All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

Our off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accouting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our application of critical accounting policies since December 31, 2021.

Refer to “Note 1 Basis of Presentation--Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

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

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset and Liability Committee, or ALCO, chaired by the Bank’s Chief Financial Officer and composed of various members of the Bank’s senior management. ALCO meets regularly to review balance sheet structure, formulate strategies in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off-balance sheet instruments as each relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by ALCO and the Bank’s Board of Directors.

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

As of September 30, 2022, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended September 30, 2022 and 2021:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At September 30, 2022
-100	$(3,414)	(2.4)%	$(10,292)	(6.9)%
+100	1,956	1.4	6,544	4.4
+200	3,721	2.6	12,622	8.5
At September 30, 2021
-100	(2,226)	(2.4)	(6,019)	(6.7)
+100	4,715	5.1	11,583	13.0
+200	9,548	10.3	21,878	24.5

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

As compared to September 30, 2021, sensitivity to both a down 100 basis point rate movement and an up 200 basis point rate movement has decreased.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

We and our subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, our management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position as a whole.

ITEM 1A.          RISK FACTORS

There were no material changes to the risk factors discussed in Part I, Item 1A. of the our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to the other information set forth in this Form 10-Q, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)On June 23, 2022, our Board of Directors approved a twelve-month plan to repurchase up to 5% of our outstanding shares of common stock, representing 751,000 shares.

The following table indicates that no shares were repurchased by us in the third quarter of 2022:

			Total number of shares	Maximum number of
			purchased as a part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2022	—	$—	—	751,000
August 1-31, 2022	—	—	—	751,000
September 1-30, 2022	—	—	—	751,000
Total	—	$—	—	751,000

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 4, 2022	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2022		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)