Form 10-K
period 2022-12-31
BAR HARBOR BANKSHARES
filed 2023-03-14
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $381,396,767 based on the closing sale price of the common stock on the NYSE American on June 30, 2022, the last trading day of the registrant’s most recently completed second quarter.

The Registrant had 15,124,451 shares of common stock, par value $2.00 per share, outstanding as of March 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed within 120 days after December 31, 2022 are incorporated by reference into Part III this Annual Report on Form 10-K.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

FORM 10-K

The Company conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the Bank and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this Annual Report to "our company, "our," "us," "we" and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about our future financial and operating results and plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of our company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	deterioration in the financial performance and/or condition of borrowers of the Bank, including as a result of the negative impact of inflationary pressures on our customers and their businesses resulting in significant increases in credit losses and provisions for those losses;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	increased levels of other real estate owned, primarily as a result of foreclosures;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand or loan pricing;
●	adverse conditions in the national or local economies including in our markets throughout Northern New England;
●	changes in consumer spending, borrowing and saving habits;
●	the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on the Company’s and our customers' business, results of operations, asset quality and financial condition;
●	the effects of civil unrest, international hostilities or other geopolitical events, including the war in Ukraine;
●	inflation, interest rate, market, and monetary fluctuations;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
●	our ability to effectively manage problem credits;
●	our ability to successfully implement efficiency initiatives on time and with the results projected;
●	our ability to successfully develop and market new products and technology;
●	the impact of negative developments in the financial industry and United States and global capital and credit markets;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	our ability to adapt to technological changes;
●	risks associated with litigation, including reputational and financial risks and the applicability of insurance coverage;
●	our ability to implement new technology effectively;
●	the vulnerability of the Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom the Company or the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	ongoing competition in the labor markets and increased employee turnover;
●	the potential impact of climate change;
●	the impact of pandemics, epidemics or any other health-related crisis;
●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
●	changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
●	the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);
●	adverse impacts (including costs, fines, reputational harm, or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions; and
●	general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

GENERAL

Bar Harbor Bankshares (the “Company,” “we,” “our” or “us” or similar terms) is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire and Vermont. The Bank is a regional community bank that thinks differently about banking. The Bank provides the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. Having recently celebrated the 135th anniversary of the Bank’s founding, we remain focused on helping our customers achieve their goals as the key to the Bank’s success. With over 500 dedicated professionals and more than 50 locations, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our customers in order to serve their banking and financial needs. Through these efforts, we continue to be a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint. Our corporate goal is to be one of the top performing banks in New England, and our business model is centered on the following:

●Employee and customer experience is the foundation of superior performance, which leads to significant financial benefit to shareholders
●Geography, heritage, and performance are key while remaining true to a community-focused culture
●Commitment to risk management while balancing growth and earnings
●Service and sales driven culture with a focus on core business growth
●Fee income is fundamental to our profitability through trust and treasury management services, customer derivatives, and secondary market mortgage sales
●Investment in processes, products, technology, training, leadership, and infrastructure
●Expansion of our brand and business to deepen market presence
●Opportunity and growth for existing employees while adding catalyst recruits across all levels

Shown below is a profile and geographical footprint of the Bank as of December 31, 2022:

We serve affluent and growing markets in Maine, New Hampshire, and Vermont with more than 50 thousand, 48 thousand, and 24 thousand customers, respectively in those states. Within these markets, tourism, agriculture, and fishing industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various service industries.

Maine

We have 22 full-service branches in operation and two wealth management offices principally located in the regions of downeast, midcoast and central Maine, which are generally characterized as rural areas. We also have a commercial loan production office in Portland, Maine. In Maine, we consider our primary market areas to be Hancock, Penobscot, Washington, Kennebec, Knox, and Sagadahoc counties. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses. They are also supported by a large contingent of retirees.

New Hampshire

We have 21 full-service branches in operation and five wealth management offices in New Hampshire located in the Lake Sunapee, Upper Valley, and Merrimack Valley regions. There are several distinct markets within each of these regions. The towns or cities of Nashua, Manchester, and Concord are considered part of the Merrimack Valley. Nashua, New Hampshire is a regional commercial, entertainment, and dining destination. With its border to Massachusetts, it also enjoys a vibrant high-tech industry and a robust retail industry due in part to New Hampshire’s absence of a sales tax. The upper valley region of New Hampshire includes the towns of Lebanon and Hanover, which are home to Dartmouth-Hitchcock Medical Center and Dartmouth College, respectively. The Lake Sunapee market is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee and includes the towns of Claremont, New London, and Newport.

Vermont

We have 10 full-service branches in operation in Vermont. The branches are primarily located in central Vermont within the counties of Rutland, Windsor and Orange. These markets are home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, and Ludlow.

SUBSIDIARY ACTIVITIES

Bar Harbor Bankshares is a legal entity separate and distinct from its first-tier bank subsidiary, Bar Harbor Bank & Trust, and its second-tier subsidiaries, Bar Harbor Wealth Management and Cottage Street Corporation.

There are two Connecticut statutory trusts for which all of the common stock is owned. These capital trusts are unconsolidated, and their only material asset is a $20.6 million trust preferred security related to the junior subordinated debentures reported in Note 7 – Borrowed Funds of the Consolidated Financial Statements.

AVAILABLE INFORMATION

Annual, quarterly, and current reports, proxy statements and other information are required to be filed with the Securities and Exchange Commission, or SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and information statements, and other information regarding issuers that file electronically with the SEC.

The Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are also available free of charge on our website at www.barharbor.bank under the Shareholders Relations link as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Investors should note announcements of material information to investors and others are performed using SEC filings, press releases, and postings on our website (www.barharbor.bank), including news and announcements regarding financial performance, key personnel, brands, and business strategy. Information posted on the corporate website could be deemed material to investors. Investors are encouraged to review the information posted on these channels. Updates may be made, from time to time, to the list of channels used to communicate information that could be deemed material, and any such change will be posted on www.barharbor.bank. The information on the website is not, and shall not be deemed to be, a part hereof or incorporated into this or any other filings with the SEC.

COMPETITION

Major competitors in market areas include local independent banks, local branches of large regional and national bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions.

We effectively compete with other financial institutions by emphasizing quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address customers’ specific needs. However, no assurance can be provided regarding the ongoing ability to compete effectively with other financial institutions in the future.

No part of the business is materially dependent upon one or a few customers or upon a particular industry segment, the loss of which would have a material adverse impact on our results of operations.

LENDING ACTIVITIES

General

Loans are originated in four basic portfolio categories, which are discussed below. These portfolios include the categories commercial real estate, commercial and industrial, residential real estate and other consumer loans. Loan interest rates and other key loan terms are affected principally by our lending policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. The amount of long-term fixed-rate lending and adjustable-rate loan products is monitored according to the Bank’s interest rate management policy. Loans originated are held for investment  except for certain residential mortgages that are underwritten with the intention to be sold in the secondary mortgage market.

Loan Portfolio Analysis

The following table sets forth the year-end composition of the loan portfolio in dollar amounts and as a percentage of the portfolio for the years indicated. Further information about the composition of the loan portfolio is contained in Note 3 – Loans and Allowance for Credit Losses of the Consolidated Financial Statements.

	2022		2021
(in thousands, except		% of		% of
percentages)	Amount	Total	Amount	Total
Commercial construction	$117,577	4%	$56,263	2%
Commercial real estate owner occupied	244,814	8	257,122	12
Commercial real estate non-owner occupied	1,146,674	40	887,092	35
Tax exempt	42,879	2	41,280	2
Commercial and industrial	297,112	10	307,112	12
Residential real estate	954,968	33	888,263	34
Home equity	90,865	3	86,657	3
Consumer other	7,801	—	8,121	—
Total loans	$2,902,690	100%	$2,531,910	100%

Commercial Loan Exposure and Industries

All commercial loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes.  The following table summarizes the major industries of the commercial loan portfolio as of December 31, 2022 and 2021:

	2022			2021
(in thousands, except percentages)	Loans	Total Exposure	% of Total Portfolio	Loans	Total Exposure	% of Total Portfolio
Real Estate and Rental and Leasing	$946,591	$1,212,986	51%	$707,444	$815,070	46%
Accommodation and Food Services	334,053	347,023	18	281,122	294,971	18
Health Care and Social Assistance	105,634	145,361	6	99,128	138,008	6
Retail Trade	61,265	79,401	3	58,647	79,109	4
Agriculture, Forestry, Fishing and Hunting	60,815	68,040	3	52,957	61,157	3
Wholesale Trade	55,546	83,696	3	24,179	38,098	2
Educational Services	49,162	61,526	3	52,921	65,524	3
Manufacturing	44,672	66,083	2	50,752	70,742	3
Public Administration	33,769	39,357	2	32,576	35,189	2
Finance and Insurance	33,148	52,551	2	54,462	83,153	4
Construction	29,448	49,450	2	32,451	58,394	2
Arts, Entertainment, and Recreation	29,300	31,898	2	34,122	36,854	2
Transportation and Warehousing	14,087	16,051	1	14,569	17,656	1
All other	51,566	81,045	2	53,539	73,417	4
Total commercial loans	$1,849,056	$2,334,468	100%	$1,548,869	$1,867,342	100%

Maturity and Sensitivity of the Loan Portfolio

The following table shows contractual maturities of selected loan categories at December 31, 2022. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

	Within	1 to 5	5 to 15	After
(in thousands, except percentages)	1 year	Years	Years	15 Years	Total	% of Total
Contractual Maturity
Commercial construction	$4,327	$57,690	$55,527	$33	$117,577	4%
Commercial real estate owner occupied	10,311	29,260	191,355	13,888	244,814	8
Commercial real estate non-owner occupied	17,050	488,200	623,187	18,237	1,146,674	40
Tax exempt	2,322	6,765	23,263	10,529	42,879	2
Commercial and industrial	50,918	144,850	52,042	49,302	297,112	10
Residential real estate	3,183	27,602	169,119	755,064	954,968	33
Home equity	3,874	8,644	9,967	68,380	90,865	3
Consumer other	1,954	5,199	443	205	7,801	—
Total loans	$93,939	$768,210	$1,124,903	$915,638	$2,902,690	100%

Repricing Date
Fixed-rate	19,775	441,034	576,017	632,987	1,669,813	58
Floating or adjustable rate	837,945	264,503	130,429	—	1,232,877	42
Total loans	$857,720	$705,537	$706,446	$632,987	$2,902,690	100%

Problem Assets

There is a preference to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and may not result in a “troubled” loan designation. For residential mortgage loans, the Consumer Financial Protection Bureau (“CFPB”) guidelines are followed to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, foreclosure or other proceedings will be initiated no later than the 120th day of a delinquency, as necessary, to minimize any potential loss. Management reports on delinquent loans and non-performing assets to the Company’s Board of Directors monthly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the managed assets group, which focuses on larger, riskier collections.

The following table presents the problem assets for the years indicated:

(in thousands, except ratios)	2022	2021
Non-accruing loans:
Commercial construction	$—	$—
Commercial real estate owner occupied	439	783
Commercial real estate non-owner occupied	550	622
Tax exempt	—	—
Commercial and industrial	207	677
Residential real estate	4,385	6,835
Home equity	963	1,269
Consumer other	5	5
Total loans	6,549	10,191
Other real estate owned	—	—
Total non-performing assets	$6,549	$10,191

Accruing loans 90+ days past due	$216	$134

Total non-performing loans/total loans	0.23%	0.40%
Total non-performing assets/total assets	0.17	0.27

Allowance for Credit Losses

Our loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for credit losses (“ACL”). The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally comprised of larger non-accruing commercial loans and troubled debt restructurings (“TDRs”).  The allowance for credit losses is discussed further in Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The following table presents an analysis of the allowance for credit losses for the years indicated:

(in thousands, except ratios)	2022	2021
Balance at beginning of year	$22,718	$19,082
Impact of CECL adoption	—	5,228
Charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	—	(403)
Commercial real estate non-owner occupied	—	—
Tax exempt	—	—
Commercial and industrial	(8)	(59)
Residential real estate	(84)	(77)
Home equity	(7)	(154)
Consumer other	(267)	(205)
Total charged-off loans	(366)	(898)
Recoveries on charged-off loans:
Commercial construction	—	18
Commercial real estate owner occupied	120	290
Commercial real estate non-owner occupied	—	4
Tax exempt	—	—
Commercial and industrial	341	77
Residential real estate	106	159
Home equity	25	51
Consumer other	12	9
Total recoveries on charged-off loans	604	608
Net recoveries (charge-offs)	238	(290)
Provision for credit losses	2,904	(1,302)
Balance at end of year	$25,860	$22,718

Ratios:
Net (recoveries) charge-offs/average loans	(0.01)%	0.01%
Recoveries/charged-off loans	165	68
Allowance for credit losses/total loans	0.89	0.90
Allowance for credit losses/non-accruing loans	395	223

The following table presents year-end data for the approximate allocation of the allowance for credit losses by loan categories at the dates indicated. For each loan category, the table shows the amount of the allowance allocated to that category as a percentage of the outstanding loans in that category. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	2022		2021
		% Allocated to		% Allocated to
(in thousands, except ratios)	Amount	Total Loans	Amount	Total Loans
Commercial construction	$2,579	0.09%	$2,111	0.08%
Commercial real estate owner occupied	2,189	0.08	2,751	0.11
Commercial real estate non-owner occupied	9,341	0.32	5,650	0.23
Tax exempt	93	—	86	0.01
Commercial and industrial	3,493	0.12	5,369	0.21
Residential real estate	7,274	0.25	5,862	0.23
Home equity	811	0.03	814	0.03
Consumer other	80	—	75	—
Total	$25,860	0.89%	$22,718	0.90%

INVESTMENT SECURITIES ACTIVITIES

The objective of the investment portfolio is to provide liquidity when loan demand is high, and to absorb excess funds when demand is low. The securities portfolio also provides a medium for certain interest rate risk measures intended to maintain an appropriate balance between interest income from loans and total interest expense. For additional information, see Item 7A of this Annual Report.

We invest in what we believe to be high-quality investment-grade securities. Investment decisions are made in accordance with the investment and treasury policies and include consideration of risk, return, duration, and portfolio concentrations. For further discussion on investments see Note 2 – Securities Available for Sale of the Consolidated Financial Statements.

The following table presents the amortized cost and fair value of securities available for sale for the years indicated:

	2022		2021
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
US Government-sponsored enterprises	$249,838	$215,027	$237,283	$236,117
US Government agency	93,010	82,266	79,143	79,637
Private label	64,056	60,154	64,691	64,695
Obligations of states and political subdivisions thereof	121,939	107,737	140,585	141,776
Corporate bonds	102,505	94,332	93,994	96,051
Total	$631,348	$559,516	$615,696	$618,276

The following table presents the amortized cost and weighted average yields of securities available for sale at by maturity:

	December 31, 2022
	Within	Over 1 Year	Over 5 Years	Over
(in thousands, except ratios)	1 Year	to 5 Years	to 10 years	10 Years	Total
US Government-sponsored enterprises	$24	$1,759	$9,954	$238,101	$249,838
US Government agency	1	188	1,223	91,598	93,010
Private label	—	—	27,209	36,847	64,056
Obligations of states and political subdivisions thereof	195	530	3,894	117,320	121,939
Corporate bonds	—	37,755	59,750	5,000	102,505
Total	$220	$40,232	$102,030	$488,866	$631,348

Weighted Average Yield	5.39%	5.54%	3.93%	2.17%	2.66%

DERIVATIVE FINANCIAL INSTRUMENTS

Interest swap derivatives are utilized to minimize fluctuations in earnings and cash flows caused by interest rate volatility either in the form of interest rate swaps on wholesale funding and variable rate loans designated as cash flow hedges or partial interest rate hedges on securities accounted for as fair value hedges. For further discussion on derivatives see Note 10 – Derivative Financial Instruments and Hedging Activities of the Consolidated Financial Statements.

Derivative products are offered in the form of interest rate swaps and interest rate caps, to commercial loan customers to facilitate their risk management strategies. An interest rate swap is entered into with a customer, while at the same time an offsetting interest rate swap with another financial institution is entered into to offset. These interest rate swap transactions allow customers to effectively fix the interest rate on their loans. Customer loan derivative income is recognized for the upfront fee paid by the customer at origination. These swaps are designated as economic hedges and transactions are cleared through arrangements with third-party financial institutions.

Mortgage banking activities result in two types of derivative instruments. Interest rate lock commitments are offered to residential loan customers, to allow them the ability to lock into a fixed interest rate prior to closing, for loans intended to sell are classified as non-hedging derivatives. To offset this risk, an offsetting forward sale commitments may be entered into with national financial institutions to purchase the loans selected for sale under a best efforts or mandatory delivery contract accounted for as an economic hedge.

Floating-rate fundings are certain hedging transactions and certain products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the secured interbank overnight financing rate (“SOFR”), London Interbank Offered Rate (“LIBOR”), or to an index, basket or other financial metric. We continue to transition loans with LIBOR based interest rates to other benchmark rates due to recent national, international, and other regulatory rate reform guidance.  The transition of those variable rate loans is expected to be complete by June 30, 2023.

DEPOSIT ACTIVITIES

A variety of deposit products to consumers, businesses and institutional customers with a wide range of interest rates and terms are offered. Deposits consist of interest-bearing and non-interest-bearing demand accounts, savings accounts, money market deposit accounts, and certificates of deposit. Deposits are solicited primarily in the market area, excluding brokered deposits. Competitive pricing policies, marketing and customer service to attract and retain deposits are relied upon.

Customer-related deposit fees are a significant source of fee income and principally derived from debit card interchange fees earned from transaction fees that merchants pay whenever a customer uses a debit card to make a purchase. Customer deposit fees are also earned from a variety of deposit accounts with various fee schedules and terms, which are designed to meet the customer’s financial needs. Other depositor-related fee services provided to customers include ATMs, remote deposit capture, ACH origination, wire transfers, internet bill pay, and other cash management services.

Pricing of deposits is managed in keeping with the asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on our experience, deposits are relatively stable sources of funds. Despite this stability, the ability to attract and maintain these deposits and rates are significantly affected by market conditions.

The following table presents the average balances and weighted average rates for deposits for the years indicated:

	2022			2021
(in thousands, except ratios)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Demand	$679,081	22%	—%	$668,379	22%	—%
NOW	907,123	30	0.16	949,485	31	0.11
Savings	657,591	21	0.10	629,152	20	0.09
Money market	466,426	15	0.63	390,150	13	0.12
Time deposits	366,404	12	0.61	424,899	14	1.51
Total	$3,076,625	100%	0.24%	$3,062,065	100%	0.65%

Estimated uninsured non-maturity deposits were $328.5 million as of December 31, 2022 and $352.9 million as of December 31, 2021. Estimated uninsured time deposits were $13.8 million and $24.6 million as of December 31, 2022 and 2021, respectively.  The following table presents the scheduled maturities of time deposits greater than $250 thousand at December 31, 2022:

(in thousands, except ratios)	Amount
Three months or less	$13,584
Over 3 months through 6 months	7,626
Over 6 months through 12 months	19,121
Over 12 months	7,190
Total	$47,521

BORROWING ACTIVITIES

Borrowings may be utilized as an alternative source of funds which can be invested at a positive interest rate spread when additional capacity to fund loan demand is desired or when asset/liability management goals are met to diversify funding sources and enhance interest rate risk management.

Borrowings historically have included advances from the Federal Home Loan Bank of Boston ("FHLB"), securities sold under repurchase agreements, and a correspondent bank unsecured line of credit. Advances may be obtained from the FHLB by collateralizing the advances with certain loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.

We also have subordinated notes, junior subordinated debenture and other sources of liquidity that are fully described in Note 7 –Borrowed Funds of the Consolidated Financial Statements

RETAIL BROKERAGE SERVICES

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

The Bank is a branch office of Infinex Investments, Inc., (“Infinex”) a full-service third-party broker-dealer, conducting business under the assumed business name “Bar Harbor Financial Services.” Infinex is an independent registered broker-dealer and is not affiliated with the Company or its subsidiaries. Infinex was formed by a group of member banks, and is one of the largest providers of third-party investment and insurance services to banks and their customers in New England. Through Infinex, the expertise, capabilities, and experience of a well-established third-party broker-dealer is obtained in a cost effective manner.

TRUST MANAGEMENT SERVICES

The Bank has one wholly-owned subsidiary that provides a comprehensive array of fiduciary services including trust and estate administration, wealth advisory services, and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. As a New Hampshire-chartered trust company, Bar Harbor Wealth Management is subject to New Hampshire laws applicable to trust companies and fiduciaries. Professional advisors help individuals and families structure accounts that will meet their long-term financial needs. To many wealth management clients, the effective transfer of wealth to future generations is of paramount importance. The trust services act as a fiduciary for various types of trusts and serves as the investment manager for these accounts. Outside of trust services, they also provide 401(k) plan services, financial, estate and charitable planning, investment management, family office, municipal and tax services. The employees include credentialed investment professionals with extensive experience. At December 31, 2022 and 2021, trust management services had total assets under management of $2.3 billion and $2.5 billion, respectively.

HUMAN CAPITAL

We are very fortunate to have a diverse, committed team throughout Maine, New Hampshire, and Vermont who are capable, determined and empowered to drive our company forward. As of December 31, 2022, we had 486 full time equivalent employee positions. None of our colleagues are represented by unions.  All employment decisions are based on talent and potential for growth. Our ability to attract and retain diverse, top-tier talent while sustaining and deepening the current employees’ relationship is critical to maintaining a best-in-class customer and employee experience. The opportunity for personal and professional development is a critically important focus of ours and one that helps us retain top talent. We are committed to supporting, developing, and encouraging employees to engage with their communities.

We invest in our employees and continuously encourage them to build the skills they need to become an even more valuable team member. Opportunities are provided for employees to take on challenging and intriguing work to advance their career goals and transition into new roles as the banking industry evolves. Developing programs aligned with employee skills and capabilities is critical to our organization’s success and creates robust development opportunities supported by leaders at every level.

Attracting, retaining, and rewarding high-performing talent is key to our success. Our total rewards program is designed to recognize and reward top talent and keep employees engaged effectively. Compensation programs align with our Pay for Performance philosophy and guarantees that every employee knows their contribution to the success of the organization. We participate in several market studies, including peers in the banking industry, to ensure competitive pay, benefits, and programs are offered to validate that we are an employer of choice. Annual merit increases align with market data and performance to ensure fair and equitable practices are adhered to.  To complement these programs, employees are also able to provide and receive recognition through our online portal, Bar Harbor Connect.  When recognized employees receive points, they can then choose to redeem them for rewards that matter most to them including gift cards, logo items, and concert tickets.

Our commitment to an employee’s health and well-being is evidenced through comprehensive benefit packages, including medical, dental, vision, life and disability offerings, and several other voluntary programs.  We also contribute to employee-owned health savings accounts and have a robust wellness program to encourage employees to stay fit physically and mentally. The retirement savings programs include a 401(k) plan with a generous Company match that vests immediately, along with an Employee Stock Purchase Plan that allows employees to be owners of the Company at a reduced price. The plan encourages employees to think and make decisions like shareholders while mitigating risk-taking behavior.

Providing good work-life balance choices results in our employees’ making more meaningful contributions in the workplace. We have a Paid Time Off policy to support employees’ time management and paid volunteer time to support this. In 2022, we continued to offer Flexible Work Arrangements (“FWA”), which includes programs as fully remote, partially remote, condensed workweeks, and flexible hours. The flexibility of these various FWAs allows employees to manage their work-life needs while continuing to deliver stellar results in the workplace.

We value a diverse workforce to ensure different perspectives and ideas are considered and are a part of operations. As part of the commitment to equal employment opportunities, we seek to ensure affirmative action provides equality of opportunity in all aspects of employment.

Serving the needs of all of the members of our communities also remains an important part of our commitment and strategy. For more than 135 years, the Bank has contributed to the economic health and vitality of the communities we serve, and we are proud that our employees are involved in the communities in which we live and work. Each year, Bank employees volunteer countless hours of their time on community projects and serve on nonprofit boards. In addition to these efforts, we have provided charitable donations to more than 450 community organizations across the Northern New England states of Maine, New Hampshire, and Vermont.

REGULATION AND SUPERVISION

As a bank holding company, the Company is regulated under the federal Bank Holding Company Act (“BHC Act”) and is subject to examination and supervision by the Federal Reserve Board. The Federal Reserve Board requires the Company to file various reports and also may conduct an examination of the Company.

The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act. The Company’s common stock is listed on the New York Stock Exchange American exchange (“NYSE American”) under the trading symbol “BHB,” and is subject to the rules of NYSE American for listed companies.

As a Maine-chartered financial institution, the Bank is subject to supervision, regular examination, and regulation by the Maine Bureau of Financial Institutions ("BFI") and the Federal Deposit Insurance Corporation ("FDIC") as its primary federal regulator and as its deposit insurer.  The Bank’s deposits are insured by the FDIC in accordance with applicable federal laws and regulations. The prior approval of the BFI and the FDIC is required, among other things, for the Bank to assume deposits or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. The prior approval of the FDIC is required, and the prior approval of the BFI may be required, for the Bank to establish or relocate a branch office.

Bar Harbor Wealth Management, a New Hampshire chartered non-depository trust company and an indirect subsidiary of the Bank (“BHWM”), is subject to supervision, regular examination, and regulation by the New Hampshire Banking Department. On April 30, 2022, Bar Harbor Trust Services, which was a Maine chartered non-depository trust company and a wholly-owned subsidiary of the Bank, merged with and into BHWM (formerly named Charter Trust Company).

In accordance with NH RSA 383-C:5-502, BHWM’s Capital Plan requires minimum capital of $1.0 million to be invested in accordance with NH RSA 564-B:9-902. As of December 31, 2022, BHWM’s total capital was $13.8 million and it had liquidation reserves of $503 thousand held in a money market account. BHWM also had operating reserves of $10.8 million held primarily at the Bank. As of December 31, 2022, BHWM had an appropriate liquidation reserve, minimum capital in excess of statutory requirements, and all funds were held in accordance with prudent investor standards of NH RSA 564-B:9-902 and as required by NH RSA 383-C:5-502.

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

Dividends

Dividends from the Bank are the Company’s principal source of cash revenues. The Company’s earnings and activities are affected by federal and state legislation, regulations, local legislative and administrative bodies, and decisions of courts in the jurisdictions in which business is conducted. These include limitations on the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

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

Limitations on Acquisitions of the Company’s Common Stock

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

State Law Restrictions

As a Maine corporation, the Company is subject to certain limitations and restrictions under applicable Maine corporate law. For example, state law restrictions in Maine include limitations and restrictions relating to indemnification of directors, distributions and dividends to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities. Further, as a Maine financial institution holding company, the Company is also subject to certain requirements and restrictions under applicable Maine banking law.

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

Pursuant to Section 38 of the Federal Deposit Insurance Act (“FDI Act”), federal banking agencies are required to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

For purposes of Section 38 of the FDI Act, for an insured depository institution to be classified as well-capitalized, it must have a:

(i) total risk-based capital ratio of at least 10%,

(ii) Tier 1 risk-based capital ratio of at least 8%,

(iii) CET1 risk-based capital ratio of at least 6.5%, and

(iv) leverage ratio of at least 5%.

In order to be classified as “well-capitalized” under the relevant regulatory framework, the Company must, on a consolidated basis, have a:

(i) total risk-based capital ratio of at least 10%, and

(ii) Tier 1 risk-based capital ratio of at least 6%.

Both the Bank and the Company have always maintained regulatory capital ratios above the levels to be considered quantitatively well-capitalized. For information regarding the regulatory capital ratios of the Bank and the Company as of December 31, 2021 and December 31, 2022, respectively, see the discussion under the section captioned Capital Resources included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report and Note 12 – Shareholders’ Equity and Earnings Per Common Share of the Consolidated Financial Statements.

Other Significant Banking Regulations Applicable to the Bank

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

Insider Credit Transactions

Section 22(h) of the Federal Reserve Act (the “FRA”) and its implementing Regulation O, restricts loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Guidance on Sound Compensation Policies

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation at least every three years (the so-called “say-on-pay vote”) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. In addition, the Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote, at least once every six years, on how frequently to hold the “say on pay” vote.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the events described in the risk factors should actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.

Credit Risks

Deterioration in local economies or real estate market may adversely affect our financial performance, as our borrowers’ ability to repay loans and the value of the collateral securing the loans may decline.

We serve individuals and businesses located in Maine, New Hampshire, and Vermont. A substantial portion of the loan portfolio is secured by real estate in these areas and the value of the associated collateral is subject to local real estate market conditions. Furthermore, many customers in the hospitality industry rely upon a high number of tourists to vacation destinations and attractions within our markets. Our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies in those market areas. A downturn in the local economies may adversely affect collateral values, sources of funds, and demand for products, all of which could have a negative impact on results of operations, financial condition and business expansion.

High concentrations of commercial loans may increase exposure to credit loss upon borrower default.

As of December 31, 2022, approximately 64% of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property. Commercial loans typically involve larger balances to single borrowers or groups of related borrowers as compared to residential real estate loans. As our loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses, and/or an increase in loan charge-offs, all of which could adversely affect our financial condition and results of operations.

Greater than anticipated credit losses in the loan portfolios may adversely affect our earnings.

Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio and provide an allowance for credit losses based on a number of factors. The allowance for credit losses is evaluated on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, and value of the underlying collateral and the level of non-accrual loans. Although we believe the allowance for credit losses is appropriate to absorb probable losses in the loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing reported net income.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of business, we may own or foreclose and take title to real estate that may be subject to environmental liabilities with respect to subject property. As a result, we may be held liable for property damage, personal injury, investigation and restoration costs. The cost associated with investigation or restoration activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Liquidity and Interest Rate Risks

Interest rate volatility could significantly reduce our profitability.

Our earnings and cash flows are largely dependent upon net interest income. Net interest income is the difference between interest income earned on interest-bearing assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, or the slope of the yield curve could influence not only the interest received on loans and securities and the amount of interest paid on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, loans and investment securities may be subject to extension risk, which could negatively impact our net interest margin as well.

Wholesale funding sources may prove insufficient to replace deposits, support operations and future growth.

We must maintain sufficient funds to respond to the needs of customers. To manage liquidity, we use a number of funding sources in addition to core deposit growth, loan repayments and maturities of loans and securities. These sources include FHLB and FRB advances, proceeds from the sale of securities and loans and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we need to rely heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, our operating margins and profitability would be adversely affected.

Loss of deposits or a change in deposit mix could increase our cost of funding.

Deposits are a low cost and stable source of funding.  We compete with banks and other financial institutions for deposits. Funding costs may increase if deposits are lost and are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest income, net interest margin, and net income.

Our access to funds from subsidiaries may be restricted.

The Company is a separate and distinct legal entity from the Bank and its non-banking subsidiaries. The Company depends on dividends, distributions and other payments from its banking and non-banking subsidiaries to fund dividend payments on its common stock, debt service of subordinated borrowings, fund stock repurchase program and to fund strategic initiatives or other obligations. The Company’s subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Company based on assertion that certain payments from subsidiaries are considered an unsafe or unsound practice.

Prepayments of loans may negatively impact our business as customers may prepay the principal amount of their outstanding loans at any time.

The speeds at which such prepayments occur, as well as the size of such prepayments, are within the customers’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on net interest income. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, interest income will be reduced. A significant reduction in interest income could have a negative impact on results of operations and financial condition.

Secondary mortgage market conditions may adversely affect financial condition and earnings.

The secondary mortgage markets are impacted by interest rates and investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate in the future. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes, change loan portfolio composition, and reduce operating results. Secondary markets are affected by Fannie Mae, Freddie Mac, and Ginny Mae for loan purchases that meet their conforming loan requirements. These agencies could limit purchases of conforming loans due to capital constraints, changes in conforming loan criteria or other factors. Proposals to reform mortgage finance could affect the role of these agencies and the market for conforming loans.

Operational Risks

We are subject to a variety of operational risks, including reputational risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond its control (e.g., computer viruses or electrical or telecommunications outages, natural disaster, pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that our vendors’ business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate (e.g., by requiring us to expend significant resources to correct the defect), as well as potential liability to customers, reputational damage, and regulatory intervention.

Disruptions to our information systems and security breaches may adversely affect our business and reputation.

In the ordinary course of business, we rely on electronic communications and information systems to conduct its businesses and to store sensitive data, including financial information regarding its customers. The integrity of information systems is under significant threat from cyberattacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Notwithstanding the strength of defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cybersecurity risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our customers the ability to bank remotely and provide other technology-based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our customers’ systems are not secure or are otherwise compromised, its network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of its customers or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Information security risks have generally increased in recent years, and continue to increase, in part because of the proliferation of new technologies, the implementation of work-from-home arrangements, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates may also create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.

While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers, are under constant threat and may experience a significant event in the future. We may suffer material financial losses related to these risks or be subject to liability for compromises to its customers or third-party providers. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

We have a continuing need for technological change, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry undergoes rapid technological changes with frequent introductions of new technology-driven products and services, including developments in telecommunications, data processing, automation, internet-based banking, debit cards and so-called “smart cards” and remote deposit capture. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We offer electronic banking services for consumer and business customers via our website, including Internet banking and electronic bill payment, as well as mobile banking. We also offer debit cards, ATM cards, and automatic and ACH transfers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost-effective basis the systems that will enable us to keep pace with such developments. As a result, competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose clients seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

Our operations are reliant on outside vendors.

Our operations are dependent on the use of certain outside vendors for its day-to-day operations. Vendors may not perform in accordance with established performance standards required in their agreements for any number of reasons including a change in the vendor’s senior management, financial condition, product line or mix and how they support existing customers, or simply change their strategic focus putting us at risk. While we have comprehensive policies and procedures in place to mitigate risk in all phases of vendor management from selection to performance monitoring, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Bank and non-bank financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties through transactions with counterparties in the bank and non-bank financial services industries, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have an adverse effect on our business, financial condition and results of operations.

Changes in the federal, state or local tax laws may negatively impact our financial performance and we are subject to examinations and challenges by tax authorities.

We are subject to federal and applicable state tax laws and regulations. Changes in these tax laws and regulations, some of which may be retroactive to previous periods, could increase our effective tax rates and, as a result, could negatively affect our current and future financial performance. Furthermore, tax laws and regulations are often complex and require interpretation. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio, as was the case in 2022 with the rising rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes, global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities.

In addition, from time to time we may restructure portions of our investment securities portfolio as part of our asset liability management strategies or in response to liquidity needs, and we may incur losses, which may be material, in connection with any such restructuring. If we were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, we would be required to recognize these losses and the recognition of those losses could materially and adversely affect our results of operations, capital and financial.

Impairment of investment securities or goodwill could result in a negative impact on our results of operations.

In assessing whether the impairment of securities is related to a deterioration in credit factors, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain the securities for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in our stock price or occurrence of a triggering event following any of its quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, require performance of a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  During 2022, our annual impairment test conducted in October, using discounted cash flows and market based approaches, indicated that the estimated fair value of our sole reporting unit “Bar Harbor Bank & Trust” exceeded the carrying value.  In a future assessment, we could conclude that all or a portion of our goodwill is impaired, which would result in a non-cash charge to earnings.

Revenues from our wealth management business are significant to earnings.

Generating returns that satisfy customers in a variety of asset classes is important to maintaining existing business and attracting new business.  Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Failure in either of the foregoing areas can expose us to liability, and result in a decrease in revenues and earnings.

Our wealth management business may be negatively affected by changes in economic and market conditions.

A decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions, changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of wealth management assets under management, which are primarily marketable securities, and the fee revenues derived from the management of these assets.

Strategic and External Risks

Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve Bank (“FRB”). Throughout 2022 the Federal Open Market Committee (“FOMC”) raised the target range for the Federal funds rate on seven separate occasions and-citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure-the FOMC has indicated that ongoing increases may be appropriate.

The tightening of the FRB's monetary policies, including repeated and aggressive increases in the target range for the Federal funds rate as well as the conclusion of the FRB's tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output in 2023. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while commercial real estate values have stabilized as demand has returned to pre-pandemic levels in several markets; the post-pandemic outlook for commercial real estate demand remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment, the reduction of office utilization due to the impact of hybrid working patterns, greater flexibility for work location, and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, headwinds for lease rates and landlord cash flows, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

Monetary policy and economic environment could impact our financial performance.

Our earnings are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments, and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates, thereby affecting the strength of the economy, the level of inflation, or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on our business and earnings.

Involvement in wealth management creates risks associated with the industry.

Our wealth management operations present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market and interest rate volatility that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management operations. In addition, our wealth management operations, are dependent on a small number of established financial advisors, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

Strong competition within our markets may significantly impact profitability.

We compete with an ever-increasing array of financial service providers. See the section entitled “Competition” of Item 1 of this Annual Report for additional competitor information. Competition from nationwide banks, as well as local institutions, continues to mount in our markets. To compete, we focus on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect growth and profitability.

Market changes may adversely affect demand for our services and impact revenue, costs, and earnings.

Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, increased use of e-commerce channels, and demand for universal bankers and other relationship managers who can service multiple product lines. We have an ongoing process for evaluating the profitability of its branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships. We compete with larger financial institutions who are rapidly evolving their service channels and escalating the costs of evolving the service process.

Expansion, growth, and acquisitions could negatively impact earnings if not successful.

We may grow organically both by geographic expansion and through business line expansion, as well as through acquisitions. Success of these activities depends on our ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Success may also depend on acceptance of the Bank by customers in these new markets and, in the case of expansion through acquisitions, these factors include the long-term recruitment and retention of key personnel and acquired customer relationships. Profitability depends on whether the marginal revenue generated in the new markets will offset the increased expenses of operating a larger entity, with more staff, more locations, and more product offerings. Failure to achieve any of these success factors may have a negative impact on our financial condition and results of operations.

We may be adversely affected by continuous technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon its ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional operational efficiencies.

The introduction of new products and services can entail significant time and resources.  Our failure to manage risks and uncertainties associated with new products and services exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Our company and customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. Our company and customers may face cost increases, asset value reductions and operating process changes, among other impacts. The impact on our customers will likely vary depending on their specific attributes. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Pandemics, severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business and the business of our customers.

Pandemics, including the continuing COVID-19 pandemic, severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In particular, such events may have a particularly negative impact upon the business of customers who are engaged in the hospitality industry in our markets, which could have a direct negative impact on our business and results of operations. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities.

Legal, Regulatory and Compliance Risks

We are subject to extensive government regulation and supervision, which may interfere with the ability to conduct business and may negatively impact our financial results.

Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we can offer, and/or limit the pricing we can charge on certain banking services, among other things. Compliance personnel and resources may increase costs of operations and adversely impact earnings.

We are subject to possible claims and litigation pertaining to fiduciary responsibilities.

From time to time, customers make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal action related to our performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect the market perception of us and products and services as well as impact customer demand for our products and services.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and may be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft protection programs offered to our customers represent a significant portion of its noninterest income.  In response to recent increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures, as well as any adoption by the Bank’s regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks' overdraft protection practices, could cause it to modify programs and practices in ways that may have a negative impact on revenue and our earnings.

General Risk Factors

Changes in accounting policies or in accounting standards could materially affect our results of operations, and financial condition.

Accounting policies are fundamental to understanding our results of operations, and financial condition. Some of the accounting policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  We may experience material losses if such estimates or assumptions underlying in our financial statements are incorrect.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes could materially impact how we report our results of operations and financial condition.  New or revised standards could also require retroactive application, which could result in the restatement of our prior period financial statements in material amounts.

Internal controls may become ineffective in preventing or detecting material errors.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

We may be unable to attract and retain key personnel.

Our success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel. In addition, the Bank’s rural geographic marketplace, combined with relatively expensive real estate purchase prices in the many tourist communities we serve, create additional risks for the our ability to attract and retain key personnel. The unexpected loss of key personnel could have an adverse impact on our business because of their skills, knowledge of the markets in which the we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

ITEM 2. PROPERTIES

Our principal executive office is in a building located at 82 Main Street, Bar Harbor, Maine. We provide full-banking services at 53 locations throughout Maine, New Hampshire and Vermont, of which 34 are owned and 19 are leased. We also have one stand-alone drive-up window in Vermont. In addition to banking offices, we also have Operations Centers located in Ellsworth, Maine, and Newport, New Hampshire that house our operations and data processing centers.  We have leased spaces in Hampden, Maine, Portland, Maine, Rockland, Maine and Manchester, New Hampshire where back office support for multiple lines of business and related functions are located. Additionally, we own a Wealth Management office located in Concord, New Hampshire. In the opinion of management, our physical properties are considered adequate to meet the needs of customers in the communities served.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition laws, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol “BHB”.  As of March 10, 2023, there were 15,124,451 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,428 shareholders of record, as obtained through the Company’s transfer agent.

Cash dividends declared and paid totaled $0.26 per share in the second, third and fourth quarters of 2022 and $0.24 per share in the first quarter of 2022. We currently expect that comparable cash dividends will continue to be paid in the future. However, no assurances can be given that any dividends will be declared or paid on the Company’s common stock in the future, or, if declared and paid, the amount or frequency of those dividends. The ability of the Company and the Bank to pay dividends is restricted by certain laws and regulations, and the payment of dividends by the Company and the Bank is within the discretion of their respective boards of directors.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered equity securities were sold by the Company during the year ended December 31, 2022.

On June 23, 2022, the Board approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing 751,000 shares. No shares were repurchased by the Company in the fourth quarter of 2022 and the maximum number of shares that may yet be purchased under the plan is 751,000 shares.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the cumulative total shareholder return on our common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches our cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite Index, and the S&P U.S. SmallCap Banks Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Bar Harbor Bankshares	100.00	85.40	100.07	92.81	122.85	140.95
NYSE American Composite Index	100.00	88.23	100.34	95.60	141.85	174.66
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69

ITEM 6.

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and footnotes and selected financial data presented elsewhere in this Annual Report. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.  The detailed financial discussion that follows focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, see the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

GENERAL

The Company is a bank holding company headquartered in Maine, providing a broad array of banking and nonbanking products and services to businesses and consumers primarily within our three-state footprint. The Company's primary sources of revenue, through the Bank, are net interest income (predominantly from loans and investment securities) and noninterest income (principally fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits).

ANNUAL PERFORMANCE SUMMARY

Earnings (For year ended December 31, 2022 compared to the same period of 2021)

●	Net income was $43.6 million, an increase of 11%, or 25% on a non-GAAP basis when excluding the accretion from Paycheck Protection Program (“PPP”) loan fees. The increase is primarily due to a benefit to net interest income as our assets repriced to higher rates and efficiency measures on non-interest expense.

●	Diluted earnings per share was $2.88, an increase of $0.27 or 11%. Diluted earnings per share included a $0.01 and $0.30 benefit from PPP loans in 2022 and 2021, respectively.

●	Return on assets increased to 1.16% from 1.06%. Return on equity was 10.91% compared to 9.50%. Both ratios include the benefit of higher net income and lower average balances related to unrealized losses on securities as noted below under the “Financial Position” section.

●	Net interest income was $113.7 million, an increase of 19%. Net interest margin (NIM) was 3.36%, an increase of 48 basis points from the same period in 2021. The increase is primarily due to the repricing of variable rate assets and continued loan growth.

●	The provision for credit losses was an expense of $2.9 million mainly due to loan growth compared to a net benefit of $1.3 million reflecting improved economic forecasts.

●	Non-interest income was $35.3 million, down from $42.3 million primarily due to a $5.0 million decrease in mortgage banking income and $2.9 million of gains on security sales in 2021 that did not reoccur in 2022.

●	Non-interest expense was $91.2 million versus $90.5 million. Prior year included a $2.9 million loss on extinguishment of debt.

●	Efficiency ratio improved to 59% from 61%, excluding the impact of PPP loans it improved 59% from 64%. The improvement in the ratio showcases our displaced approach to expense management.

Financial Position (For year ended December 31, 2022 compared to the same period of 2021)

●	Total assets increased $200.6 million to $3.9 billion mainly due to strong loan growth offset in part by unfavorable fair value adjustments on our securities portfolio.

●	Cash and cash equivalents decreased to $92.3 million, from $250.4 million principally due to self-funding loan growth in the first half of 2022.

●	Securities were $574.4 million, or 15% of total assets, compared to $625.7 million, or 16% of total assets. Net unrealized losses were $71.8 million, or 12% of gross securities, compared with a gain of $2.6 million, or 0.4% of gross securities as fixed rate securities continued to reprice to higher interest rates. All securities are classified as available for sale preserving capital flexibility.

●	Total loans grew 15% year-over-year as commercial loans increased 21%. Loan growth was generated across all of our footprint while adhering to selective criteria and only experienced operators. We believe that the economy in Northern New England continues to be strong despite pressures from the broader economy.

●	The ratio of the allowance for credit losses to total loans was 0.89%, decreasing from 0.90%, which reflects solid credit quality. Net charge-offs continue to be insignificant and each credit metric improved during the year.

●	While deposit balances were consistent with 2021, we did see a decline during the fourth quarter of 2022 primarily in institutional accounts with low activity, which tend to be most rate sensitive. We continue to work with each customer on rates rather than make sweeping movements, which allows us to focus on expanding those relationships as we review individual requests.

●	Borrowings increased to $394.2 million from $178.5 million as short-term funding was used to grow loans in the second half of 2022.

●	Total book value per share was $26.09 compared to $28.27. Net unrealized security losses reduced book value per share by $3.87. Tangible book value per share excluding net unrealized security losses (non-GAAP) increased 9% on annualized basis on net income offset by dividends to shareholders.

SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2022	2021	2020
Financial Condition Data:
Total assets	$3,910	$3,709	$3,724
Total earning assets(1)	3,601	3,377	3,371
Total investments	574	626	599
Total loans	2,903	2,532	2,563
Allowance for credit losses	26	23	19
Total goodwill and intangible assets	125	126	127
Total deposits	3,043	3,049	2,906
Total borrowings	394	179	336
Total shareholders' equity	393	424	407

Operating Data:
Total interest and dividend income	$127	$111	$126
Total interest expense	13	15	27
Net interest income	114	96	99
Non-interest income	35	42	43
Net revenue(2)	149	138	142
Provision for credit losses	3	(1)	6
Total non-interest expense	91	91	95
Income tax expense	11	9	8
Net income	44	39	33

Ratios and Other Data:
Per Common Share Data
Basic earnings	$2.90	$2.63	$2.18
Diluted earnings	2.88	2.61	2.18
Total book value(5)	26.09	28.27	27.29
Dividends	1.02	0.94	0.88
Common stock price:
High	33.11	32.94	25.55
Low	24.00	21.26	13.05
Close	32.04	28.93	22.59

Weighted average common shares outstanding (in thousands):
Basic	15,040	14,969	15,246
Diluted	15,112	15,045	15,272

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2022	2021	2020
Performance Ratios:(4)
Return on assets	1.16%	1.06%	0.88%
Return on equity(6)	10.91	9.50	8.29
Interest rate spread	3.24	2.74	2.92
Net interest margin(5)	3.36	2.88	2.97
Dividend payout ratio	35.20	35.81	40.36

Organic Growth Ratios:
Total commercial loans	19%	7%	17%
Total loans	15	(1)	(3)
Total deposits	(0)	5	8

Asset Quality and Condition Ratios:
Non-accruing loans/total loans	0.23%	0.40%	0.48%
Net (recoveries) charge-offs/average loans	(0.01)	0.01	0.07
Allowance for credit losses/total loans	0.89	0.90	0.74
Loans/deposits	95	83	88

Capital Ratios:
Tier 1 capital to average assets - Company	9.21%	8.66%	8.12%
Tier 1 capital to risk-weighted assets - Company	11.02	11.90	11.28
Tier 1 capital to average assets - Bank	10.10	9.62	9.02
Tier 1 capital to risk-weighted assets - Bank	12.67	13.22	12.52
Shareholders equity to total assets(5)	10.06	11.43	11.04
(1)	Earning assets includes non-accruing loans and interest-bearing deposits with other banks. Securities are valued at amortized cost.
(2)	Net revenue is defined as net interest income plus non-interest income.
(3)	All performance ratios are based on average balance sheet amounts, where applicable.
(4)	Fully taxable equivalent considers the impact of tax advantaged securities and loans.
(5)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and average rates and yields on a fully taxable equivalent basis for the periods included:

	Year Ended December 31,
	2022			2021			2020
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$72	1	1.07%	$219	$—	0.15%	$89	$—	0.15%
Securities available for sale and FHLB stock(2)(3)	630	19	2.99	621	16	2.63	625	20	3.20
Loans:
Commercial real estate	1,340	55	4.13	1,210	40	3.34	993	40	4.02
Commercial and industrial(3)	410	17	4.25	348	14	3.98	379	21	5.62
Paycheck protection program	1	—	17.27	51	6	11.93	109	5	4.19
Residential	873	31	3.55	825	32	3.86	1,078	41	3.78
Consumer	100	4	4.41	99	4	3.77	124	5	4.03
Total loans (1)	2,724	107	3.98	2,533	96	3.78	2,683	112	4.16
Total earning assets	3,426	127	3.73%	3,373	112	3.33%	3,397	132	3.87%
Cash and due from banks	37			35			27
Allowance for credit losses	(24)			(23)			(17)
Other assets	308			333			351
Total assets	$3,747			$3,718			$3,758

Liabilities
NOW	$907	1	0.16%	$949	$1	0.11%	$643	$1	0.20%
Savings	658	1	0.10	629	1	0.90	467	1	0.16
Money market	466	3	0.63	390	1	0.12	396	2	0.42
Time deposits	366	2	0.61	425	6	1.51	796	14	1.80
Total interest bearing deposits	2,397	7	0.31	2,393	9	0.36	2,302	18	0.78
Borrowings	203	6	2.71	175	7	3.82	507	9	1.75
Total interest bearing liabilities	2,600	13	0.49%	2,568	16	0.59%	2,809	27	0.96%
Non-interest bearing demand deposits	679			668			481
Other liabilities	69			68			67
Total liabilities	3,348			3,304			3,357

Total shareholders' equity	399			414			401

Total liabilities and shareholders' equity	$3,747			$3,718			$3,758

Net interest income		$114			$96			$105
Net interest spread			3.24%			2.74%			2.91%
Net interest margin			3.36			2.88			2.97
Adjusted net interest margin(4)			3.35			2.76			2.93

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Adjusted net interest margin excludes PPP loans.

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

	2022 Compared with 2021			2021 Compared with 2020
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Interest-earning deposits with other banks	$660	$(224)	$436	$11	$191	$202
Securities available for sale and FHLB stock	2,274	233	2,507	(3,560)	(139)	(3,699)
Loans:
Commercial real estate	10,614	4,340	14,954	(8,244)	8,748	504
Commercial and industrial	75	3,448	3,523	(5,712)	(1,752)	(7,464)
Paycheck protection program	114	(5,891)	(5,777)	3,919	(2,450)	1,469
Residential	(2,662)	1,836	(826)	647	(9,566)	(8,919)
Consumer	644	43	687	(263)	(1,011)	(1,274)
Total loans	8,785	3,776	12,561	(9,653)	(6,031)	(15,684)
Total interest income	$11,719	$3,785	$15,504	$(13,202)	$(5,979)	$(19,181)

Interest expense:
Deposits:
NOW	$466	$(48)	$418	$(842)	$617	$(225)
Savings	101	25	126	(452)	262	(190)
Money market	2,368	93	2,461	(1,148)	(23)	(1,171)
Time deposits	(3,318)	(886)	(4,204)	(1,230)	(6,685)	(7,915)
Total deposits	(383)	(816)	(1,199)	(3,672)	(5,829)	(9,501)
Borrowings	(2,249)	1,062	(1,187)	3,619	(5,812)	(2,193)
Total interest expense	$(2,632)	$246	$(2,386)	$(53)	$(11,641)	$(11,694)
Change in net interest income	$14,351	$3,539	$17,890	$(13,149)	$5,662	$(7,487)

NON-GAAP FINANCIAL MEASURES

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America ("GAAP") and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Annual Report that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Annual Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Annual Report may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Annual Report when comparing such non-GAAP financial measures. The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		At or For The Years Ended December 31,
(in thousands)	Calculations	2022	2021	2020
Net income		$43,557	$39,299	$33,244
Non-recurring items:
Gain on sale of securities, net		(53)	(2,870)	(5,445)
Gain on sale of premises and equipment, net		10	378	(32)
Gain on other real estate owned		—	—	355
Loss on debt extinguishment		—	2,851	1,351
Acquisition, conversion and other expenses		266	1,667	5,801
Income tax expense (1)		(51)	(479)	(481)
Total non-recurring items		172	1,547	1,549
Total adjusted income(2)	(A)	$43,729	$40,846	$34,793

Net interest income	(B)	$113,681	$95,573	$99,180
Plus: Non-interest income		35,321	42,261	42,956
Total Revenue		149,002	137,834	142,136
Gain on sale of securities, net		(53)	(2,870)	(5,445)
Total adjusted revenue(2)	(C)	$148,949	$134,964	$136,691

Total non-interest expense		$91,253	$90,508	$94,860
Non-recurring expenses:
Gain on sale of premises and equipment, net		(10)	(378)	32
Gain on other real estate owned		—	—	(355)
Loss on debt extinguishment		—	(2,851)	(1,351)
Acquisition, conversion and other expenses		(266)	(1,667)	(5,801)
Total non-recurring expenses		(276)	(4,896)	(7,475)
Adjusted non-interest expense(2)	(D)	$90,977	$85,612	$87,385

Total revenue		149,002	137,834	142,136
Total non-interest expense		91,253	90,508	94,860
Pre-tax, pre-provision net revenue		$57,749	$47,326	$47,276

Adjusted revenue(2)		148,949	134,964	136,691
Adjusted non-interest expense(2)		90,977	85,612	87,385
Adjusted pre-tax, pre-provision net revenue(2)		$57,972	$49,352	$49,306

(in millions)
Average earning assets	(E)	$3,425	$3,373	$3,397
Average paycheck protection program (PPP) loans	(R)	1	51	109
Average interest-bearing deposits with other banks	(U)	72	219	89
Average earning assets, excluding PPP loans	(S)	3,424	3,103	3,199
Average assets	(F)	3,747	3,718	3,758
Average shareholders' equity	(G)	399	414	401
Average tangible shareholders' equity(2)(3)	(H)	273	288	273
Tangible shareholders' equity, period-end(2)(3)	(I)	268	298	284
Tangible assets, period-end(2)(3)	(J)	3,784	3,583	3,598

		At or For The Years Ended December 31,
	Calculations	2022	2021	2020
(in thousands)
Common shares outstanding, period-end	(K)	15,083	15,001	14,916
Average diluted shares outstanding	(L)	15,112	15,045	15,272

Adjusted earnings per share, diluted(2)	(A/L)	$2.89	$2.72	$2.28
Tangible book value per share, period-end(2)	(I/K)	17.78	19.86	18.77
Securities adjustment, net of tax(1)(4)	(M)	(55,246)	1,985	10,023
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	21.44	19.73	18.09
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.09	8.32	7.78

Performance ratios(5)
Return on assets		1.16%	1.06%	0.88%
Adjusted return on assets(2)	(A/F)	1.17	1.10	0.93
Pre-tax, pre-provision return on assets		1.54	1.27	1.26
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.49	1.33	1.31
Return on equity		10.91	9.50	8.29
Adjusted return on equity(2)	(A/G)	10.96	9.87	8.68
Return on tangible equity		16.20	13.92	12.45
Adjusted return on tangible equity(1)(2)	(A+Q)/H	16.26	14.46	13.02
Efficiency ratio(1)(2)(6)	(D-O-Q)/(C+N)	59.26	61.29	61.71
Net interest margin	(B+P)/E	3.36	2.88	2.97
Adjusted net interest margin(2)	(B+P-T)/S	3.35	2.93	2.76

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$2,020	$2,330	$2,477
Franchise taxes included in non-interest expense	(O)	583	528	477
Tax equivalent adjustment for net interest margin	(P)	1,398	1,653	1,853
Intangible amortization	(Q)	932	940	1,024
Interest and fees on PPP loans	(T)	223	6,039	4,569
Interest and fees on interest-earning deposits with other banks	(V)	769	333	131
(1)	2022 assumes a marginal tax rate of 23.53% for the fourth quarter and 23.41% for the first three quarters. 2021 assumes a marginal tax rate of 23.41% for the fourth quarter and 23.71% for the first three quarters.

2020 assumes a marginal tax rate of 23.71% for the fourth quarter and 23.87% for the first three quarters.

(2)	Non-GAAP financial measure.
(3)	Tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Tangible assets are computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized (loss) gain on securities recorded on the Company’s consolidated balance sheets within total common shareholders’ equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by using adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue tax effected for tax-advantaged assets. Adjusted net interest margin excludes PPP loans and interest-earning deposits with other banks.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2022 AND 2021

Cash and cash equivalents

Total cash and cash equivalents at December 31, 2022 were $92.3 million, compared to $250.3 million at December 31, 2021. Interest-earning cash held with other banks totaled $52.4 million at year-end 2022 compared to $216.9 million at year end 2021 carrying a yield of 1.07% in 2022 versus 0.15% in 2021. The decrease in cash reflects loan growth on relatively flat deposit balances on a year-over-year basis.

Securities

Securities totaled $574.4 million at year-end 2022 and $625.7 million at year-end 2021.  During 2022, security purchases totaled $109.0 million and were offset by $7.1 million of sales and $73.7 million of maturities, calls and pay-downs of amortizing securities. There were $11.0 million of purchases and $3.5 million in sales of FHLB stock during the year.  Fair value adjustments decreased the security portfolio by $71.8 million in 2022 compared to a $2.8 million unrealized gain in 2021. Unrealized gains shifted to loss position in 2022 due to changes in the long-term treasury yield curve. The weighted average yield of the securities portfolio was 2.99% as of December 31, 2022 compared to 2.63% at year-end 2021. At the end of 2022, our securities portfolio had an average life of 9.4 years with an effective duration of 5.0 compared to an average life of 5.3 years with an effective duration of 4.2 years at the end of 2021. The extension of duration during 2022 was driven by the increase in rates. All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.

Loans

Loans increased by $370.8 million from year-end 2021 or 15%.  The increase was the net result of the strategy to grow commercial portfolios. Total commercial loans were $1.8 billion growing 19% in 2022 and 10% in 2021 when excluding PPP loans, which was driven mostly from new relationships in commercial real estate fixed-rate products. Total residential loans increased 3% or $25.5 million from year-end 2021, as we placed more originations on the balance sheet instead of selling into the secondary market. Residential loan origination volume in 2022 is significantly down as compared to the respective period of 2021 on lower refinancing activity due to increasing market rates.

Allowance for Credit Losses

The ACL was $25.9 million at the end of 2022 compared to $22.7 million at year-end 2021. The increase is primarily due to the loan portfolio growth.  Non-accruing loans decreased to $6.5 million, or 0.23% of total loans at the end of 2022 from $10.2 million or 0.40% of total loans at year-end 2021. The ratio of accruing past due loans to total loans improved to 0.09% of total loans from 0.32%. Total delinquent and non-accruing loans as percentage of total improved to 0.32% from 0.72%. Net charge-offs continue to be historically low with a net recovery of $238 thousand in 2022 compared to a net charge-off of $209 thousand in 2021.

Other Assets

Total other assets increased $47.8 million to $366 million at December 31, 2022 from $318 million as of December 31, 2021. The increase is primarily attributed to a $10.1 million increase in partnership investments, and a $16.2 million increase in the asset position of the derivative and hedging instruments.  Deferred tax assets, net, increased $18.9 million as of December 31, 2022 compared to 2021 driven by the unrealized loss position in the securities available for sale portfolio.

Deposits and Borrowings

Total deposits were $3.0 billion at the end of 2022 and 2021. Non-maturity deposits increased $97.0 million in 2022, or 4% due to growth in new accounts with over 2,460 new accounts opened. Time deposits decreased $102.1 million to $323.4 million at year-end 2022 versus $425.5 million in 2021.  $178 million of brokered deposits matured in of 2021 and were not replaced due to excess liquidity. Retail time deposits decreased $63.0 million as customers moved funds to transactional accounts upon contractual maturity. Total borrowings increased by $215.6 million at December 31, 2022 primarily due to funding loan growth opportunities.

Derivative Financial Instruments and Other Liabilities

Other liabilities totaled $78.7 million at the end of 2022 compared to $58.0 million as of December 31, 2021. The $20.7 million increase primarily reflects a $10.1 million increase in capital commitments on limited partnership investments, a

$6.4 million net increase in customer loan swaps, and a $4.2 million variable rate loan hedge increase due to higher interest rates compared to 2021. The net fair value of all derivatives was an asset of $4.8 million at the end of 2022 compared to a $1.1 million liability at year-end 2021. The increase in net derivative fair values reflects the rise in long-term interest rates.

Unused credit lines grew at the end of 2022 increasing reserves by $1.7 million, which are also recorded in other liabilities.

Equity

Total equity was $393.5 million at year-end 2022, compared with $424.1 million at year-end 2021. Book value per share was $26.09 as of December 31, 2022 compared with $28.27 at December 31, 2021. Equity included net unrealized losses on securities, derivative and pension revaluations, net of tax, totaling a $58.3 million loss at the end of 2022 compared to a $2.3 million gain at year-end 2021.

During 2022 and 2021, the Company declared and distributed regular cash dividends on its common stock in the aggregate amounts of $15.3 million, respectively.  The Company’s 2022 dividend payout ratio amounted to 35%, compared with 36% in 2021.  Total cash dividends paid in 2022 was $1.02 per common share of stock, compared with $0.88 in 2021.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 12 – Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Net Interest Income

Net interest income for 2022 was $113.7 million compared with $95.6 million in 2021. The net interest margin was 3.36% in 2022 compared to 2.88% in the prior year. The 2022 adjusted net interest margin (non-GAAP measure), which excludes PPP loans was 3.35% versus 2.93% in 2021. Acceleration of PPP loan fee amortization due to forgiveness contributed 1 basis point to NIM in 2022 and 14 basis points in the same period of 2021. Interest-earning cash balances, held mostly at the Federal Reserve Bank, reduced NIM by 5 basis points in the year and 19 basis points in 2021. The yield on earning assets totaled 3.73% compared to 3.33% in 2021. Excluding the impact of PPP and excess cash, the yield on earning assets totaled 3.79% and 3.42% for the same periods. The yield on loans was 3.98% in 2022 and 3.78% in 2021. Excluding PPP loans the yield on loans was 3.97% in 2022, and 3.62% in 2021. Costs of interest-bearing liabilities decreased to 0.52% from 0.59% in 2021 due to decreased core deposit levels offset by increased deposit rates.

Provision for Credit Losses

The provision in 2022 was a $2.9 million expense versus a recapture of $1.3 million in 2021. The expense is primarily attributed to the 15% loan growth in 2022. Overall credit quality remains strong and credit quality metrics improved with decreases in non-accruing and past due loans.  The benefit in 2021 is primarily due to a partial recapture of the Day 1 CECL allowance that was established January 1, 2021 given steady improvements in most macroeconomic drivers to the ACL during that year.

Non-Interest Income

Non-interest income in 2022 was $35.3 million compared to $42.3 million in 2021.  Trust management fees were $14.6 million in 2022 compared to $15.2 in 2021 due to lower market valuation of assets under management (“AUM”).  While assets under management were $2.3 billion compared to $2.5 billion in 2021, we added more than $132 million of new account balances.  We believe that we have a strong wealth management group and are well positioned to realize an organic lift as market valuations return.  Customer service fees increased 12% to $14.8 million in 2022 due to higher transaction volumes associated with 2,460 net new core accounts that opened during the year.  The Company sold securities resulting in gains of $53 thousand in 2022 compared to $2.9 million during 2021.  Mortgage banking income decreased to $1.6 million from $6.5 million in 2021 primarily driven by the rate environment and lower loan sales.

Non-Interest Expense

Non-interest expense was $91.3 million in 2022 compared to $90.5 million in 2021. Salaries and benefits expense increased $1.5 million to $48.7 million in 2022 due to a $1.5 million increase in incentive accruals on stronger performance metrics and a $1.5 million decrease in deferred loan origination costs driven by lower residential loan volume.  Those additional costs in 2022 were offset in part by a $767 thousand benefit from the revaluation of post-retirement plan liabilities as discount rates increased throughout the year, and $539 thousand in savings from employee insurance and other benefit plans.

The provision for credit losses on unfunded commitments increased $1.6 million due to higher commercial construction unused lines of credit.  Other expenses increased $1.7 million in 2022 due to a $352 thousand one-time charitable contribution and a $1.4 million increase in various operating expenses including travel, software and statement processing and postage.  The increases were offset with a $4.1 million decrease in non-recurring expenses.  Non-recurring expenses in 2022 were mostly contract renegotiation costs totaling $267 thousand compared to $4.9 million in 2021 which included a $2.9 million prepayment penalty on debt extinguishment and $1.4 million in reduction in workforce expenses.

Income Tax Expense

Income tax expense was $11.3 million for the year ended December 31, 2022, compared with $9.3 million for the year ended December 31, 2021. The effective tax rate increased to 20.6% in 2022 from 19.2% in 2021 due to a higher proportion of revenue from non-exempt sources.

LIQUIDITY AND CASH FLOWS

Liquidity is measured by the ability to meet short-term cash needs at a reasonable cost or minimal loss. Favorable sources of liabilities are sought to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

The liquidity position is actively managed through target ratios established under our liquidity and funding policy. Continual monitoring of these ratios, by using historical data and through forecasts under multiple rate and stress scenarios, allows the ability to employ strategies necessary to maintain adequate liquidity. The policy is to maintain a liquidity position of at least 8% of total assets. A portion of the deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the liquidity position tightens.

A liquidity contingency plan is approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company. Management believes that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the liquidity position.

The existing cash and cash equivalents (including an interest-bearing deposit at the FRB Boston), securities available for sale and cash flows from operating activities will be sufficient to meet anticipated cash needs for at least the next 12 months. Future working capital needs will depend on many factors, including the rate of business and revenue growth. To the extent cash and cash equivalents, securities available for sale and cash flows from operating activities are insufficient to fund future activities, the need to raise additional funds through debt arrangements or public or private debt or equity financings may be utilized. The need to raise additional funds may be needed in the event it is determined in the future to effect one or more acquisitions of banks or businesses. If additional funding is required, we may not be able to obtain debt arrangements or to effect an equity or debt financing on terms acceptable or at all.

Capital Resources

Consistent with our long-term goal of operating a sound and profitable organization, at December 31, 2022, we continue to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

At December 31, 2022, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios. We have unused borrowing capacity at the FHLB of $275 million, unused borrowing capacity at the Federal Reserve of

$90 million and unused lines of credit totaling $51 million, in addition to over $200 million in unencumbered, liquid investment portfolio assets.

Purchase Obligations

In the normal course of conducting our banking and financial services business, and in connection with providing products and services to our customers, a variety of traditional third-party contracts for support services have been entered into. Examples of such contractual agreements include, but are not limited to: services providing core banking systems, ATM and debit card processing, trust services software, accounting software and the leasing of T-1 telecommunication lines and other technology infrastructure supporting our network.  These types of purchase obligations that will come due during 2023 totaled $7.7 million as of December 31, 2022 which is expected to be funded by cash flows generated from our operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the notes on Recently Adopted Accounting Principles and Future Application of Accounting Pronouncements in Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 – Summary of Significant Accounting Policies to our audited Consolidated Financial Statements for the year ended December 31, 2022 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of our financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.

Allowance for credit losses on loans (the “allowance”).

The allowance is sensitive to a number of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The allowance is also sensitive to external factors such as the general health of the economy, as evidenced by changes in unemployment rates, home pricing index, gross domestic product, retail sales and changes in commercial real estate values. We consider these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts.

Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. Additionally, changes in circumstances related to individually large credits, or certain macroeconomic forecast assumptions may result in volatility.

It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical stressed forecast, we estimated the allowance using forecast inputs that were severely unfavorable to the expected scenario for each macroeconomic variable. This unfavorable scenario resulted in an allowance that is approximately $8.0 million higher than the allowance using the expected scenario.

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

Interest Rate Risk:

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet. The objectives in managing the balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promote sufficient reward for understood and controlled risk.

The interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off-balance sheet instruments as each relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by ALCO and the Board of Directors.

The Asset Liability Management Policy, approved annually by the Bank’s Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of the ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

Interest Rate Sensitivity Modeling:

An interest rate risk model widely recognized in the financial industry is used to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense for all balance sheet and off-balance sheet instruments, under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

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

As of December 31, 2022, interest rate sensitivity modeling results indicate that the balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the years ended December 31, 2022 and 2021:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2022
-200	$(6,183)	(4.3)%	$(19,692)	(12.8)%
-100	(2,261)	(1.6)	(7,954)	(5.2)
+100	1,704	1.2	5,583	3.6
+200	3,253	2.3	10,627	6.9
At December 31, 2021
-100	(1,939)	(2.0)	(5,945)	(6.4)
+100	4,545	4.8	11,492	12.4
+200	9,413	9.9	22,220	23.9

Assuming short-term and long-term interest rates decline 100 to 200 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one year horizon while deteriorating further from that level over the two-year horizon.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 100 to 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve over both the one and two-year horizons.

As compared to December 31, 2021, sensitivity to rate movements has decreased as the bank has incrementally shifted to a less asset sensitive position.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loan balances was $25.9 million at December 31, 2022. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and troubled debt restructurings.

The Company uses the discounted cash flow method to estimate expected credit losses for all loan portfolio segments measured on a pool basis wherein payment expectations are adjusted for estimated prepayment speeds, probability of default (PD), and loss given default (LGD). The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime PD. This analysis also determines how expected PD and LGD will react to forecasted levels of the loss drivers. Management utilizes various economic indicators such as changes in unemployment rates, gross domestic product (GDP), property values and other relevant factors as loss drivers and has determined that, due to historical volatility in economic data, two quarters currently represents a reasonable and supportable forecast period, followed by a six-period reversion to historical mean levels for each of the various economic indicators. The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company’s business impacting the loan portfolio, (v) and other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster. The development of the loan loss allocation for pools of loans with similar risk characteristics requires a significant amount of judgment by management and the assumptions utilized are subject to changing economic conditions.

We identified the Company’s allowance for credit losses on loans as a critical audit matter, specifically the economic forecasts and qualitative factors, because they involved complex auditor judgment in the evaluation of the Company’s assumptions. Additionally, complex auditor judgment was required to examine the methodology that underpins the allowance for credit losses on pools of loans with similar risk characteristics. This includes modeling of PD, LGD, economic forecasts, and qualitative factors.

Our audit procedures related to this critical audit matter included the following, among others:

●	We obtained an understanding of the relevant controls related to the allowance for credit losses on loans and tested such controls for design and operating effectiveness, including those over model approval, validation and approval of key data inputs such as economic forecasts and qualitative factors.

●	We tested the completeness and accuracy of data used by management in determining inputs to the PD and LGD, by agreeing those inputs to internal or external information sources.

●	We evaluated management’s judgments used in the identification of peer banks for PD and LGD calculations.

●	We evaluated management’s forecasts of future economic indicators for reasonableness, which included unemployment, housing price index, retail sales, and national GDP growth, among others, by comparing these forecasts to external and internal information sources.

●	We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness, and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 14, 2023

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$39,933	$33,508
Interest-earning deposits with other banks	52,362	216,881
Total cash and cash equivalents	92,295	250,389

Securities:
Securities available for sale	559,516	618,276
Federal Home Loan Bank stock	14,893	7,384
Total securities	574,409	625,660

Loans held for sale	—	5,523

Total loans	2,902,690	2,531,910
Less: Allowance for credit losses	(25,860)	(22,718)
Net loans	2,876,830	2,509,192

Premises and equipment, net	47,622	49,382
Goodwill	119,477	119,477
Other intangible assets	5,801	6,733
Cash surrender value of bank-owned life insurance	81,197	79,020
Deferred tax assets, net	24,443	5,547
Other assets	87,729	58,310
Total assets	$3,909,803	$3,709,233

Liabilities
Deposits:
Demand	$676,350	$664,420
NOW	900,730	940,631
Savings	664,514	628,670
Money market	478,398	389,291
Time	323,439	425,532
Total deposits	3,043,431	3,048,544

Borrowings:
Senior	333,957	118,400
Subordinated	60,289	60,124
Total borrowings	394,246	178,524

Other liabilities	78,676	58,018
Total liabilities	3,516,353	3,285,086

(in thousands, except share data)	December 31, 2022	December 31, 2021
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,082,688 shares and 15,001,329 shares at December 31, 2022 and December 31, 2021 respectively	32,857	32,857
Additional paid-in capital	191,922	190,876
Retained earnings	243,815	215,592
Accumulated other comprehensive (loss) income	(58,340)	2,303
Less: 1,345,700 and 1,427,059 shares of treasury stock, at cost, at December 31, 2022 and December 31, 2021, respectively	(16,804)	(17,481)
Total shareholders’ equity	393,450	424,147
Total liabilities and shareholders’ equity	$3,909,803	$3,709,233

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except earnings per share data)	2022	2021	2020
Interest and dividend income
Loans	$107,797	$95,236	$107,085
Securities and other	18,729	15,568	19,019
Total interest and dividend income	126,526	110,804	126,104
Interest expense
Deposits	7,344	8,543	18,043
Borrowings	5,501	6,688	8,881
Total interest expense	12,845	15,231	26,924
Net interest income	113,681	95,573	99,180
Provision for credit losses	2,904	(1,302)	5,625
Net interest income after provision for credit losses	110,777	96,875	93,555

Non-interest income
Trust and investment management fee income	14,573	15,179	13,378
Customer service fees	14,791	13,212	11,327
Gain on sales of securities, net	53	2,870	5,445
Mortgage banking income	1,580	6,536	6,884
Bank-owned life insurance income	2,000	2,179	2,007
Customer derivative income	310	1,010	2,503
Other income	2,014	1,275	1,412
Total non-interest income	35,321	42,261	42,956

Non-interest expense
Salaries and employee benefits	48,657	47,117	48,920
Occupancy and equipment	17,575	16,356	16,751
Gain on sales of premises and equipment, net	10	378	(32)
Outside services	1,578	1,943	1,985
Professional services	1,612	1,756	2,060
Communication	880	912	892
Marketing	1,561	1,541	1,385
Amortization of intangible assets	932	940	1,024
Loss on debt extinguishment	—	2,851	1,351
Acquisition, conversion and other expenses	266	1,667	5,801
Provision for unfunded commitments	1,758	177	45
Other expenses	16,424	14,870	14,678
Total non-interest expense	91,253	90,508	94,860

Income before income taxes	54,845	48,628	41,651
Income tax expense	11,288	9,329	8,407
Net income	$43,557	$39,299	$33,244

Earnings per share:
Basic	$2.90	$2.63	$2.18
Diluted	$2.88	$2.61	$2.18

Weighted average common shares outstanding:
Basic	15,040	14,969	15,246
Diluted	15,112	15,045	15,272

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net income	$43,557	$39,299	$33,244
Other comprehensive (loss) income, before tax:
Changes in unrealized (loss) gain on securities available for sale	(74,412)	(10,489)	5,819
Changes in unrealized (loss) gain on hedging derivatives	(3,463)	3,562	(1,651)
Changes in unrealized (loss) gain on pension	(973)	1,132	(338)

Income taxes related to other comprehensive income:
Changes in unrealized loss (gain) on securities available for sale	17,181	2,451	(1,345)
Changes in unrealized loss (gain) on hedging derivatives	799	(827)	386
Changes in unrealized loss (gain) on pension	225	(266)	77
Total other comprehensive (loss) income	(60,643)	(4,437)	2,948
Total comprehensive (loss) income	$(17,086)	$34,862	$36,192

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2019	$32,857	$188,536	$175,780	$3,792	$(4,677)	$396,288

Net income	—	—	33,244	—	—	33,244
Other comprehensive income	—	—	—	2,948	—	2,948
Cash dividends declared ($0.88 per share)	—	—	(13,417)	—	—	(13,417)
Treasury stock purchased (733,567 shares)	—	—	—	—	(14,188)	(14,188)
Net issuance (91,359 shares) to employee stock plans, including related tax effects	—	(22)	—	—	642	620
Recognition of stock based compensation	—	1,570	—	—	—	1,570
Balance at December 31, 2020	$32,857	$190,084	$195,607	$6,740	$(18,223)	$407,065

Net income	—	—	39,299	—	—	39,299
Other comprehensive income	—	—	—	(4,437)	—	(4,437)
Impact of ASC 326 adoption	—	—	(5,242)	—	—	(5,242)
Cash dividends declared ($0.94 per share)	—	—	(14,072)	—	—	(14,072)
Net issuance (85,406 shares) to employee stock plans, including related tax effects	—	(1,357)	—	—	742	(615)
Recognition of stock based compensation	—	2,149	—	—	—	2,149
Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147

Net income	—	—	43,557	—	—	43,557
Other comprehensive income	—	—	—	(60,643)	—	(60,643)
Cash dividends declared ($1.02 per share)	—	—	(15,334)	—	—	(15,334)
Net issuance (81,359 shares) to employee stock plans, including related tax effects	—	(892)	—	—	677	(215)
Recognition of stock based compensation	—	1,938	—	—	—	1,938
Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$43,557	$39,299	$33,244
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(33,219)	(170,758)	(240,858)
Proceeds from loan sales	38,581	193,468	228,626
Gain (loss) on sale of loans	161	(4,131)	(5,257)
Provision for credit losses	2,904	(1,302)	5,625
Net amortization of securities	2,869	4,471	3,367
Deferred tax (benefit) expense	(707)	427	(38)
Change in unamortized net loan costs and premiums	170	(1,354)	(122)
Premises and equipment depreciation	4,243	4,596	4,771
Stock-based compensation expense	1,938	2,149	1,570
Accretion of purchase accounting entries, net	—	(2,274)	(749)
Amortization of other intangibles	932	940	1,025
Income from cash surrender value of bank-owned life insurance policies	(2,000)	(2,179)	(2,007)
Gain on sales of securities, net	(53)	(2,870)	(5,445)
Amortization (accretion) of right-of-use lease assets	1,196	1,064	(715)
(Decrease) increase in lease liabilities	(1,142)	(984)	976
Gain on other real estate owned	—	—	(355)
Loss (gain) on premises and equipment, net	10	378	(32)
Net change in other assets and liabilities	(1,839)	(462)	(2,942)
Net cash provided by operating activities	57,601	60,478	20,684

Cash flows from investing activities:
Proceeds from sales of securities available for sale	7,130	92,723	153,200
Proceeds from maturities, calls and prepayments of securities available for sale	73,740	111,552	151,829
Purchases of securities available for sale	(109,019)	(249,595)	(215,567)
Net change in loans	(371,316)	33,707	70,617
Recoveries of previously charged off loans	604	608	272
Purchase of FHLB stock	(11,016)	(2,565)	(4,105)
Proceeds from sale of FHLB stock	3,507	9,217	10,748
Purchase of premises and equipment, net	(2,518)	(1,716)	(6,776)
Proceeds from premises held for sale	—	288	903
Net investment in community limited partnerships	(1,692)	(1,310)	(2,750)
Proceeds from death benefit of bank-owned life insurance policy	—	1,029	—
Acquisitions, net of cash acquired	—	—	(340)
Proceeds from sale of other real estate owned	—	—	2,205
Net cash (used in) provided by investing activities	(410,580)	(6,062)	160,236

Cash flows from financing activities:
Net change in deposits	(5,113)	142,329	210,464
Net change in short-term senior borrowings	242,000	9,324	(248,262)
Proceeds from long-term senior borrowings	—	—	148,199
Repayments of long-term senior borrowings	(20,020)	(159,023)	(78,186)
Net change in short-term other borrowings	(6,433)	(7,977)	(17,053)
Net issuance to employee stock plans	(215)	(615)	620
Purchase of treasury and common stock	—	—	(14,188)
Cash dividends paid on common stock	(15,334)	(14,072)	(13,417)
Net cash provided by (used in) financing activities	194,885	(30,034)	(11,823)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net change in cash and cash equivalents	(158,094)	24,382	169,097
Cash and cash equivalents at beginning of year	250,389	226,007	56,910
Cash and cash equivalents at end of period	$92,295	$250,389	$226,007

Supplemental cash flow information:
Interest paid	$12,451	$16,354	$27,423
Income taxes paid, net	10,598	8,859	10,045

Acquisition of non-cash assets and liabilities:
Assets acquired	—	—	1,171
Liabilities acquired	—	—	(343)

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The consolidated financial statements (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company,” or “we”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Bar Harbor Bankshares is a Maine Financial Institution Holding Company for the purposes of the laws of the State of Maine, and as such, is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include the accounts of the Company, its wholly-owned subsidiary Bar Harbor Bank & Trust (the "Bank") and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless U.S. GAAP requires otherwise.

Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiaries, Bar Harbor Bank & Trust, Bar Harbor Wealth Management, and Cottage Street Corporation. In 2022, Charter Trust Company and Bar Harbor Trust merged to become Bar Harbor Wealth Management. All significant inter-company balances and transactions have been eliminated in consolidation. Assets held in a fiduciary capacity are not assets of the Company, but assets of customers, and therefore, are not included in the consolidated balance sheet.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the Company’s consolidated income statement.

Use of estimates: In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to  the allowance for credit losses, off-balance sheet credit exposures, available for sale securities, the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets, accounting for income taxes, post-retirement benefits, and asset impairment assessments.

Subsequent Events: Events and transactions subsequent to December 31, 2022 are evaluated for potential recognition or disclosure as required by GAAP.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and other short-term investments with maturities less than 90 days.

Securities: All securities held at December 31, 2022 and 2021 were classified as available-for-sale (“AFS”). Available for sale securities primarily consist of mortgage-backed securities, obligations of state and political subdivisions thereof, and corporate bonds and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to have a credit loss as discussed below.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the Consolidated Statements of Income.

Allowance for Credit Loss on AFS Debt Securities: Credit quality of AFS debt securities is monitored through credit ratings from various rating agencies and substantial price changes. Credit ratings express opinions about the credit quality of a security and are utilized by us to make informed decisions. Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or significant pricing changes. For securities without credit ratings, other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive income.

A change in the allowance on AFS debt securities may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes an AFS debt security is uncollectible based on the above described analysis. As of December 31, 2022 and December 31, 2021, there were no allowances carried on AFS debt securities. Refer to Note 2 – Securities Available for Sale of the consolidated financial statements for further discussion.

Federal Home Loan Bank Stock: Federal Home Loan Bank (“FHLB”) stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. Shares held in excess of the minimum required by the FHLB are generally redeemable at par value. Dividends from FHLB stock are reported in interest and dividend income.

FHLB stock is periodically evaluated for impairment based on the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB.  There was no impairment related to the carrying amount of FHLB stock as of December 31, 2022 and 2021.

Loans Held for Sale: Residential loans originated with the intent to be sold in the secondary market are accounted for at fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets. Residential loans held for sale are generally sold with servicing rights retained.  The carrying value of loans sold is reduced by the amount allocated to the servicing right.  Gains and losses on sales of residential loans (sales proceeds minus carrying value) are recorded in non-interest income. The loan portfolio is consistently evaluated in conjunction with asset/liability management practices, and certain residential mortgage loans may be sold to manage interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains.

Loans: Loans held for investment are reported at amortized cost. Amortized cost is the principal balance outstanding net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers.

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

Purchase Credit Deteriorated (PCD) Loans: Loans acquired in acquisitions include some loans that have experienced more than insignificant credit deterioration since origination. The initial allowance for credit losses is determined on a collective basis and allocated to the individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost. The difference between the initial amortized cost and the par value of the loan is a discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Non-performing loans: Residential real estate and home equity loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if considered appropriate by management. Consumer other loans are generally placed on non-accrual when reaching 90 days or more past due, or sooner if considered appropriate by management. Secured consumer other loans are written down to net realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial and industrial loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial and industrial loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management.

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

Acquired loans that meet the criteria for non-accrual of interest prior to an acquisition are considered non-performing acquired loans that meet the criteria for non-accrual consistent with originated loans.

Loans Modified in a Troubled Debt Restructuring: Loans are considered to have been modified in a troubled debt restructuring when, due to a borrower’s financial difficulties, certain concessions are made to the borrower that would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of at least 6 months to demonstrate that the borrower is able to meet the terms of the modified loan.

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

The discounted cash flow (“DCF”) method is used to estimate expected credit losses for all loan portfolio segments measured on a collective (pool) basis. For each loan segment, cash flow projections are generated at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, probability of default, and loss given default. The modeling of prepayment speeds is based on historical internal data.

Regression analysis of historical internal and peer data is used to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes various economic indicators such as changes in unemployment rates, gross domestic product, property values, housing starts, and other relevant factors as loss drivers. For all DCF models, management has determined that due to historic volatility in economic data, two quarters currently represents a reasonable and supportable forecast period, followed by a six-period reversion to historical mean levels for each of the various economic indicators.

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

The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company's business impacting the loan portfolio, and (v) other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster.

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

Individually Evaluated Loans: Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

Accrued Interest. Accrued interest receivable balances are presented within other assets on the consolidated balance sheet.  Accrued interest is excluded from the measurement of the allowance for credit losses, including investments and loans.  Generally, accrued interest is reversed when a loan is placed on non-accrual or is written-off.  Current year accrued interest is reversed through interest income while accrued interest from prior years is written-off through the ACL. Historically, we have not experienced uncollectible accrued interest receivable on investment debt securities.

Allowance for off-balance sheet credit exposures: The exposure is a component of other liabilities in the consolidated balance sheet and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unused portions of lines of credit and standby and commercial letters of credit. The process used to determine the allowance for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the allowance on off-balance sheet exposures between reporting periods.

Premises and Equipment: Land is carried at cost.  Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of the lease term or estimated useful lives of related assets; generally five to 39 years for premises and three to eight years for furniture and equipment. Software costs are stated at cost less accumulated depreciation within other assets on the consolidated balance sheet. Amortization expense on software is calculated using the straight-line method over the estimated useful lives of the related assets.

Transfers of Financial Assets:  Transfers of an entire financial asset, group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from total Company assets, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) effective control is not maintained over the transferred assets.

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

Goodwill:  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. Adverse changes in the economic environment, declining operations, unanticipated competition, loss of key personnel, or other factors could result in a decline in the implied fair value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

Other Intangibles: Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.

The fair values of these assets are generally determined based on appraisals and are subsequently amortized on a straight-line basis or an accelerated basis over their estimated lives. Management assesses the recoverability of these intangible assets at least annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

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

Capitalized servicing rights are initially recorded at fair value. Fair values are established by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Changes in the fair value of capitalized servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows. However, these capitalized servicing rights are amortized in proportion to and over the period of estimated net servicing income, which includes prepayment assumptions. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the capitalized servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these capitalized servicing rights exceeds fair value. The capitalized servicing rights are included in other assets on the consolidated balance sheet.

Derivative Financial Instruments: Derivative instruments are recognized on the consolidated balance sheet at fair value. On the inception date, management designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). Management formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. Both at the hedge’s inception and on an ongoing basis, management assesses whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. The fair value of the derivative is reflected on the Consolidated Balance Sheet in either other assets or liabilities.

Changes in the fair value of derivative instruments that are highly effective and qualify as cash flow hedge are recorded in other comprehensive income (loss). Any ineffective portion is recorded in earnings. For fair value hedges that are highly effective, the gain or loss on the derivative and the loss or gain on the hedged item attributable to the hedged risk are both recognized in earnings, with the differences (if any) representing hedge ineffectiveness. Management discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged.  Net cash settlements on derivatives that do not quality for hedge accounting are reporting in non-interest income.  Cash flows on hedges are classified in the cash flow statement the same as cash flows of the items being hedged.

Commitments to fund mortgage loans with borrowers (interest rate locks) and forward commitments for the future delivery of these mortgage loans for sale on the secondary market are classified as free standing derivatives.  These derivatives are designed to hedge against inherent interest rate and pricing risk associated with selling loans.  The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold or the commitment period expires. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheet in either other assets or other liabilities.

Senior and Subordinated Borrowings: Senior borrowings include retail and wholesale repurchase agreements, FHLB overnight, FHLB short-term and long-term advances, federal funds purchased, credit facilities, and line of credit advances.  Subordinated borrowings consist of subordinated notes issued to investors. At times, posting of collateral is required for which it, cash, loans and/or investment securities are used.

Off-Balance Sheet Financial Instruments: Off-balance sheet financial instruments consist of commitments to extend credit, and unused or unadvanced loan funds and letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Stock Based Compensation: Equity award plans include stock options, restricted stock awards restricted stock units and performance stock units, which are described more fully in Note 13 – Stock Based Compensation Plans of the Consolidated Financial Statements. Stock based compensation expenses are recognized for stock options and restricted awards based on the fair value of these awards as of the grant date. For restricted stock units and performance stock units the expense is recognized over the vesting periods of the grants. Treasury shares are used for issuing shares upon option exercises, restricted stock awards, restricted stock unit vesting and performance stock unit vesting.

Employee Stock Purchase Plan:  Compensation expense is recognized based on the difference between the market price and the discounted price of shares issued from participant enrollment over each six month enrollment period.

Post-retirement Plans: Non-qualified supplemental retirement benefit payments are provided or promised to certain ex-employees and retired officers based on contractual agreements.  This plan is described more fully in Note 8 – Employee Benefit Plans of the Consolidated Financial Statements.  The plan agreements provide payments in installments over a period of years upon reaching a certain age, retirement or death. Benefit obligations are recognized as the net present value of payments associated with the agreements over the service periods of the participants. Compensation expense is recognized from interest costs and the impact of changes in mortality rates on the benefit obligations.

Pension Plan: The pension plan is an inherited, frozen, noncontributory, qualified, defined benefit plan for certain employees who met age and service requirements.  This plan is described more fully in Note 8 – Employee Benefit Plans of the Consolidated Financial Statements.  In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances.  As of the measurement date (December 31, 2022), plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial losses.  Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the Plans. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

At the end of each year the Plans’ assets and obligations are examined to determine its funded status as of the end of the fiscal year and recognizes those changes in other comprehensive income, net of tax.  The plans over or under funded status is recognized in the consolidated balance sheet as an asset or liability, respectively.

401(k) Plan:  The employer sponsored 401(k) plan to which participants may make contributions in the form of salary deferrals also provides participants with matching contributions in accordance with the terms of the plan. Contributions due under the terms of the defined contribution plans are accrued through compensation expense as earned by employees.

Income Taxes: The asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Treasury Stock: Shares of the Company’s common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on an average cost basis.

Earnings Per Share: Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings, such as dilutive stock options.

Revenue Recognition: Non-interest revenue is recognized in accordance with ASC 606, "Revenue from Contracts with Customers." ASC 606 requires a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) a performance obligation is satisfied. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or service. See Note 15 – Revenue from Contracts with Customers of the Company’s Consolidated Financial Statements for additional information on revenue recognition.

Wealth Management:  Wealth management assets held in a fiduciary or agent capacity are not included in the accompanying Consolidated Balance Sheets because the ownership is held by customers.  Trust and investment management fees are primarily comprised of fees earned from investment management, trust administration, tax return preparation, and financial planning. The performance obligation for revenue recognition is generally satisfied over time and the resulting in monthly fee income, based on the daily accrual of the market value of the investment accounts and the applicable fee rate.

Marketing Costs: Marketing costs are expensed as incurred.

Segment Reporting: An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Operations of the Company are solely within community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third-party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. Accordingly, segment information is not presented in the Consolidated Financial Statements.

Recent Accounting Pronouncements

The following table provides a brief description of accounting standards that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Not Yet Adopted
ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method

The amendments in this update allow non prepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method. The amendments allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. Additionally, the amendments specify that an entity hedging multiple amounts in a closed portfolio with a single amortizing-notional swap is executing a single-layer hedge, not hedges of multiple layers.

		January 1, 2023	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

The amendments in this update eliminate TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

		January 1, 2023	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

1

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$249,838	$14	$(34,825)	$215,027
US Government agency	93,010	21	(10,765)	82,266
Private label	64,056	34	(3,936)	60,154
Obligations of states and political subdivisions thereof	121,939	7,149	(21,351)	107,737
Corporate bonds	102,505	33	(8,206)	94,332
Total securities available for sale	$631,348	$7,251	$(79,083)	$559,516

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$237,283	$2,289	$(3,455)	$236,117
US Government agency	79,143	1,016	(522)	79,637
Private label	64,691	142	(138)	64,695
Obligations of states and political subdivisions thereof	140,585	1,489	(298)	141,776
Corporate bonds	93,994	2,479	(422)	96,051
Total securities available for sale	$615,696	$7,415	$(4,835)	$618,276

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

As of December 31, 2022 and 2021, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at December 31, 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$195	$197
Over 1 year to 5 years	38,285	35,251
Over 5 years to 10 years	56,507	58,721
Over 10 years	129,457	107,900
Total bonds and obligations	224,444	202,069
Mortgage-backed securities	406,904	357,447
Total securities available for sale	$631,348	$559,516

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

	Proceeds from Sale
	of Securities
(in thousands)	Available for Sale	Realized Gains	Realized Losses	Net
2022	$7,130	$151	$(98)	$53
2021	92,723	2,933	(63)	2,870
2020	153,200	5,492	(47)	5,445

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$7,005	$82,483	$27,820	$127,745	$34,825	$210,228
US Government agency	2,902	42,865	7,863	34,988	10,765	77,853
Private label	841	15,694	3,095	44,396	3,936	60,090
Obligations of states and political subdivisions thereof	7,990	48,799	13,361	55,702	21,351	104,501
Corporate bonds	4,733	65,279	3,473	25,027	8,206	90,306
Total securities available for sale	$23,471	$255,120	$55,612	$287,858	$79,083	$542,978

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2021
Mortgage-backed securities:
US Government-sponsored enterprises	$1,589	$127,780	$1,866	$39,717	$3,455	$167,497
US Government agency	381	32,628	141	4,548	522	37,176
Private label	133	40,372	5	16	138	40,388
Obligations of states and political subdivisions thereof	187	36,878	111	6,129	298	43,007
Corporate bonds	94	25,358	328	11,922	422	37,280
Total securities available for sale	$2,384	$263,016	$2,451	$62,332	$4,835	$325,348

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$26,807	$23,430	$15,326	$17,214
Securities pledged for repurchase agreements	21,001	17,964	25,693	28,431
Securities pledged for borrowings (1)	40,686	33,962	45,005	47,568
Total securities pledged	$88,494	$75,356	$86,024	$93,213
(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of December 31, 2022, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position for greater than 12 months at December 31, 2022:

US Government-sponsored enterprises

484 out of the total 514 securities in our portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 14.21% of the amortized cost of securities in unrealized loss positions. The FNMA and FHLMC guarantee the contractual cash flows of all of our US Government- sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year. All securities are performing.

US Government agencies

140 out of the total 161 securities in our portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 12.15% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of all of our US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year. All securities are performing.

Private-label

31 of the total 34 securities in our portfolio of AFS private-label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 6.15% of the amortized cost of securities in unrealized loss positions. Based upon the foregoing considerations, and the expectation that our will receive all of the future contractual cash flows related to the amortized cost on these securities, we do not consider there to be any additional other-than-temporary impairment with respect to these securities.

Obligations of states and political subdivisions thereof

67 of the total 77 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 16.96% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe the bonds in this portfolio carry minimal risk of default and we are appropriately compensated for that risk. There were no material underlying credit downgrades during the year. All securities are performing.

Corporate bonds

30 of the total 33 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 8.59% of the amortized cost of securities in unrealized loss positions. We review the financial strength of all of these bonds and have concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	December 31,	December 31,
(in thousands)	2022	2021
Commercial construction	$117,577	$56,263
Commercial real estate owner occupied	244,814	257,122
Commercial real estate non-owner occupied	1,146,674	887,092
Tax exempt	42,879	41,280
Commercial and industrial	297,112	307,112
Residential real estate	954,968	888,263
Home equity	90,865	86,657
Consumer other	7,801	8,121
Total loans	2,902,690	2,531,910
Allowance for credit losses	25,860	22,718
Net loans	$2,876,830	$2,509,192

Total unamortized net costs and premiums included in loan totals were as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Net unamortized loan origination costs	$3,184	$3,014
Net unamortized fair value discount on acquired loans	(3,506)	(4,758)
Total	$(322)	$(1,744)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2022 and 2021, accrued interest receivable for loans totaled $10.7 million and $6.3 million, respectively, and is included in the “other assets” line item on the Company’s consolidated balance sheets.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and subsequent legislation established the Payroll Protection Program (“PPP”) are administered directly by the Small Business Administration (“SBA”).  As of December 31, 2022, we had no remaining PPP loans and as of December 31, 2021, we had 61 PPP loans outstanding, with an outstanding principal balance of $6.7 million.  PPP loans are included in the commercial and industrial portfolio segment.

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

The activity in the allowance for credit losses for the periods ended are as follows:

	At or for the Year Ended December 31, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$468	$2,579
Commercial real estate owner occupied	2,751	—	120	(682)	2,189
Commercial real estate non-owner occupied	5,650	—	—	3,691	9,341
Tax exempt	86	—	—	7	93
Commercial and industrial	5,369	(8)	341	(2,209)	3,493
Residential real estate	5,862	(84)	106	1,390	7,274
Home equity	814	(7)	25	(21)	811
Consumer other	75	(267)	12	260	80
Total	$22,718	$(366)	$604	$2,904	$25,860

	At or for the Year Ended December 31, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$73	$2,111
Commercial real estate owner occupied	1,783	708	(403)	290	373	2,751
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	(210)	5,650
Tax exempt	58	40	—	—	(12)	86
Commercial and industrial	3,137	2,996	(59)	77	(782)	5,369
Residential real estate	5,010	1,732	(77)	159	(962)	5,862
Home equity	285	603	(154)	51	29	814
Consumer other	121	(39)	(205)	9	189	75
Total	$19,082	$5,228	$(898)	$608	$(1,302)	$22,718

	At or For the Year Ended December 30, 2020
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$317	$—	$—	$507	$824
Commercial real estate owner occupied	2,368	—	—	(585)	1,783
Commercial real estate non-owner occupied	4,695	(1,137)	173	4,133	7,864
Tax exempt	67	—	—	(9)	58
Commercial and industrial	3,262	(593)	30	438	3,137
Residential real estate	4,213	(54)	13	838	5,010
Home equity	320	—	—	(35)	285
Consumer other	111	(384)	56	338	121
Total	$15,353	$(2,168)	$272	$5,625	$19,082

Unfunded Commitments

The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

	At or for the Years Ended December 31,
(in thousands)	2022	2021	2020
Beginning Balance	$2,152	$359	$314
Impact of ASC 326	—	1,616	—
Provision for credit losses	1,758	177	45
Ending Balance	$3,910	$2,152	$359

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

Special Mention: Loans considered having some potential weaknesses, but are deemed to not carry levels of risk inherent in one of the subsequent categories, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans that may require a higher level of supervision or internal reporting because of: (i) declining industry trends; (ii) increasing reliance on secondary sources of repayment; (iii) the poor condition of or lack of control over collateral; or (iv) failure to obtain proper documentation or any other deviations from prudent lending practices. Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose us to sufficient risks to warrant classification.

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of  December 31, 2022:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$49,722	$38,837	$2,865	$1,011	$964	$—	$93,399
Special mention	—	—	24,178	—	—	—	24,178
Substandard	—	—	—	—	—	—	—
Total	$49,722	$38,837	$27,043	$1,011	$964	$—	$117,577

Commercial real estate owner occupied
Risk rating:
Pass	$22,371	$11,290	$23,014	$31,352	$46,398	$103,295	$237,720
Special mention	—	—	243	666	173	1,870	2,952
Substandard	—	—	—	—	77	3,924	4,001
Doubtful	—	—	—	—	—	141	141
Total	$22,371	$11,290	$23,257	$32,018	$46,648	$109,230	$244,814

Commercial real estate non-owner occupied
Risk rating:
Pass	$370,856	$228,414	$145,096	$88,111	$35,213	$238,395	$1,106,085
Special mention	—	21,390	—	127	911	16,612	39,040
Substandard	—	—	—	—	—	1,404	1,404
Doubtful	—	—	—	—	—	145	145
Total	$370,856	$249,804	$145,096	$88,238	$36,124	$256,556	$1,146,674

Tax exempt
Risk rating:
Pass	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879

Commercial and industrial
Risk rating:
Pass	$83,151	$26,948	$62,835	$27,491	$9,511	$81,316	$291,252
Special mention	1,450	—	53	803	201	619	3,126
Substandard	—	113	111	65	299	2,106	2,694
Doubtful	—	—	—	—	—	40	40
Total	$84,601	$27,061	$62,999	$28,359	$10,011	$84,081	$297,112

Residential real estate
Performing	$195,320	$177,480	$111,021	$69,170	$47,797	$349,795	$950,583
Nonperforming	—	45	—	49	641	3,650	4,385
Total	$195,320	$177,525	$111,021	$69,219	$48,438	$353,445	$954,968

Home equity
Performing	$17,107	$10,638	$8,139	$6,830	$6,997	$40,191	$89,902
Nonperforming	—	—	—	—	—	963	963
Total	$17,107	$10,638	$8,139	$6,830	$6,997	$41,154	$90,865

Consumer other
Performing	$4,321	$1,341	$863	$265	$64	$942	$7,796
Nonperforming	—	—	5	—	—	—	5
Total	$4,321	$1,341	$868	$265	$64	$942	$7,801

Total Loans	$752,984	$517,516	$378,675	$226,712	$162,477	$864,326	$2,902,690

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2021:

(in thousands)	2021	2020	2019	2018	2017	Prior	Total
Commercial construction
Risk rating:
Pass	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$22,866	$4,787	$19,211	$9,399	$—	$—	$56,263

Commercial real estate owner occupied
Risk rating:
Pass	$12,940	$25,240	$34,782	$49,136	$19,292	$103,144	$244,534
Special mention	—	—	760	—	—	2,659	3,419
Substandard	—	—	1	853	247	7,737	8,838
Doubtful	—	—	—	167	—	164	331
Total	$12,940	$25,240	$35,543	$50,156	$19,539	$113,704	$257,122

Commercial real estate non-owner occupied
Risk rating:
Pass	$235,646	$172,785	$119,326	$39,663	$136,120	$165,329	$868,869
Special mention	—	—	174	—	—	14,789	14,963
Substandard	—	—	—	—	—	3,097	3,097
Doubtful	—	—	—	—	—	163	163
Total	$235,646	$172,785	$119,500	$39,663	$136,120	$183,378	$887,092

Tax exempt
Risk rating:
Pass	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,249	$299	$968	$14,408	$5,329	$19,027	$41,280

Commercial and industrial
Risk rating:
Pass	$77,608	$80,569	$33,405	$16,457	$33,413	$61,594	$303,046
Special mention	—	—	584	468	172	1,396	2,620
Substandard	58	3	512	—	48	578	1,199
Doubtful	—	—	—	—	92	155	247
Total	$77,666	$80,572	$34,501	$16,925	$33,725	$63,723	$307,112

Residential real estate
Performing	$191,466	$120,495	$83,044	$62,299	$59,642	$364,482	$881,428
Nonperforming	—	—	—	286	178	6,371	6,835
Total	$191,466	$120,495	$83,044	$62,585	$59,820	$370,853	$888,263

Home equity
Performing	$12,770	$10,461	$9,005	$7,855	$6,474	$38,823	$85,388
Nonperforming	—	—	—	—	—	1,269	1,269
Total	$12,770	$10,461	$9,005	$7,855	$6,474	$40,092	$86,657

Consumer other
Performing	$2,525	$1,659	$792	$669	$92	$2,379	$8,116
Nonperforming	—	—	—	—	—	5	5
Total	$2,525	$1,659	$792	$669	$92	$2,384	$8,121

Total Loans	$557,128	$416,298	$302,564	$201,660	$261,099	$793,161	$2,531,910

Past Dues

The following is a summary of past due loans for the periods ended:

	December 31, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$117,577	$117,577
Commercial real estate owner occupied	385	—	—	385	244,429	244,814
Commercial real estate non-owner occupied	45	145	139	329	1,146,345	1,146,674
Tax exempt	—	—	—	—	42,879	42,879
Commercial and industrial	169	—	9	178	296,934	297,112
Residential real estate	803	348	2,029	3,180	951,788	954,968
Home equity	216	160	246	622	90,243	90,865
Consumer other	41	8	—	49	7,752	7,801
Total	$1,659	$661	$2,423	$4,743	$2,897,947	$2,902,690

	December 31, 2021
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$56,263	$56,263
Commercial real estate owner occupied	1,190	7	1	1,198	255,924	257,122
Commercial real estate non-owner occupied	—	—	—	—	887,092	887,092
Tax exempt	—	—	—	—	41,280	41,280
Commercial and industrial	31	318	185	534	306,578	307,112
Residential real estate	5,010	1,238	1,416	7,664	880,599	888,263
Home equity	699	149	101	949	85,708	86,657
Consumer other	29	—	2	31	8,090	8,121
Total	$6,959	$1,712	$1,705	$10,376	$2,521,534	$2,531,910

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	December 31, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	439	360	—
Commercial real estate non-owner occupied	550	411	—
Tax exempt	—	—	—
Commercial and industrial	207	145	—
Residential real estate	4,385	1,361	202
Home equity	963	57	14
Consumer other	5	—	—
Total	$6,549	$2,334	$216

	December 31, 2021
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	783	424	—
Commercial real estate non-owner occupied	622	459	—
Tax exempt	—	—	—
Commercial and industrial	677	542	30
Residential real estate	6,835	2,537	41
Home equity	1,269	305	63
Consumer other	5	—	—
Total	$10,191	$4,267	$134

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the year ended December 31, 2022 and 2021.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	December 31, 2022		December 31, 2021
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	439	—	783	—
Commercial real estate non-owner occupied	550	—	622	—
Tax exempt	—	—	—	—
Commercial and industrial	91	116	385	292
Residential real estate	4,385	—	6,835	—
Home equity	963	—	1,269	—
Consumer other	5	—	5	—
Total	$6,433	$116	$9,899	$292

Troubled Debt Restructuring Loans

The loan portfolio also includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan.  There were no modifications qualifying as TDRs for the years ended December 31, 2022 and 2021. The following table include the recorded investment and number of modifications identified during the period ended.

	Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
(in thousands)	Modifications	Balance	Balance	Reserve
Commercial construction	—	$—	$—	$—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	1	54	244	24
Tax exempt	—	—	—	—
Commercial and industrial	7	315	325	—
Residential real estate	—	—	—	—
Home equity	1	26	24	—
Consumer other	1	9	8	—
Total	10	$404	$601	$24

The following table summarizes the types of loan concessions made for the period presented:

December 31, 2020
Post-Modification
	Number of	Outstanding
(in thousands)	Modifications	Balance
Interest only payments and maturity concession	—	$—
Interest rate, forbearance and maturity concession	4	384
Amortization and maturity concession	—	—
Amortization concession	—	—
Amortization, interest rate and maturity concession	—	—
Forbearance	—	—
Forbearance and interest only payments	1	24
Forbearance and maturity concession	—	—
Forbearance, amortization and maturity concession	—	—
Maturity concession	5	193
Other	—	—
Total	10	$601

For the year ended December 31, 2022 there were no loans that were restructured that had subsequently defaulted during the period. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2022 and December 31, 2021 totaled $253 thousand and $574 thousand, respectively.

Loan Concentrations

Loan concentrations in specific industries may occasionally emerge as a result of economic conditions, changes in local demands, natural loan growth and runoff. At December 31, 2022, the largest industry concentration outside of commercial real estate was the hospitality industry which represents 12% or $336.4 million of the Company’s total loan portfolio, compared with 11% or $283.3 million at December 31, 2021.

Loans to Related Parties

In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2022 and December 31, 2021 are summarized below:

(in thousands)	2022	2021
Beginning balance	$3,379	$6,131
Changes in composition(1)	112	—
New loans	1,576	335
Less: repayments	(304)	(3,087)
Ending balance	$4,763	$3,379
(1)	Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking

Loans sold

For the years ended December 31, 2022 and 2021, we sold $38.6 million and $189.3 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $161 thousand and $4.1 million, respectively.

Loans Held for Sale

We had no loans held for sale as of December 31, 2022. Loans held for sale at December 31, 2021 had an unpaid principal balance of $5.4 million, respectively. The interest rate exposure on loans held for sale is mitigated through forward delivery commitments with certain approved secondary market investors. We had no forward delivery commitments as of December 31, 2022 and forward delivery commitments had a notional amount of $200 thousand at December 31, 2021.  Refer to Note 10 for further discussion of forward delivery commitments.

Servicing Assets

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2022 and 2021, the Bank was servicing loans for participants totaling $616.0 million and $653.4 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.6 million for the year ended 2022 and 2021, and are included as a component of other income within non-interest income.

Servicing rights activity during 2022 and 2021, included in other assets, was as follows:

	At or for the Twelve Months Ended
	December 31,
(in thousands)	2022	2021
Balance at beginning of year	$3,673	$3,353
Additions	421	565
Amortization	(711)	(245)
Balance at end of year	$3,383	$3,673

NOTE 4.           PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2022 and December 31, 2021 are summarized as follows:

			Estimated Useful
(in thousands, except years)	2022	2021	Life
Land	$4,934	$4,949	N/A
Buildings and improvements	56,239	55,499	5-39 years
Furniture and equipment	16,225	14,661	3-8 years
Premises and equipment, gross	77,398	75,109
Accumulated depreciation	(29,776)	(25,727)
Premises and equipment, net	$47,622	$49,382

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $4.2 million, $4.6 million and $4.8 million, respectively.

Premises held for sale for the years ended December 31, 2022 and 2021 were $252 thousand and are included in other assets. We measure premises held for sale at the lower of amortized cost or estimated fair value less 6% selling costs.  We did not sell any premises held for sale in 2022. We sold $579 thousand of premises held for sale in 2021 for a net loss of $291 thousand.  We sold $802 thousand of premises held for sale in 2020 at a gain of $122 thousand. There were $157 thousand of impairment charges recognized in 2021 due to the demolition of a building and no impairment charges recognized in 2022 and 2020.

NOTE 5.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2022 and 2021 is as follows:

(in thousands)	2022	2021
Balance at beginning of year	$119,477	$119,477
Acquisition	—	—
Balance at end of year	$119,477	$119,477

In the fourth quarter of 2022, we completed annual goodwill impairment testing using balance sheet and market data as of September 30, 2022. The analysis was performed at the consolidated Bank level, which is considered the smallest reporting unit carrying goodwill. No goodwill impairment was recognized for the years ended December 31, 2022, 2021 and 2020.

The components of other intangible assets in 2022 and 2021 are as follows:

	2022
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(4,948)	$4,535
Customer list and other intangibles	2,118	(852)	1,266
Total	$11,601	$(5,800)	$5,801

	2021
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(4,210)	$5,273
Customer list and other intangibles	2,118	(658)	1,460
Total	$11,601	$(4,868)	$6,733

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles totaled $932 thousand in 2022, $940 thousand in 2021 and $1.0 million in 2020.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2022 is as follows:

Other Intangible
(in thousands)	Assets
2023	$932
2024	932
2025	932
2026	932
2027	932
and thereafter	1,141
Total	$5,801

NOTE 6.           DEPOSITS

A summary of time deposits at December 31, 2022 and December 31, 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Time less than $100,000	$157,263	$181,586
Time $100,000 through $250,000	118,655	169,645
Time $250,000 or more	47,521	74,301
Total	$323,439	$425,532

At December 31, 2022 and December 31, 2021, the scheduled maturities by year for time deposits are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Within 1 year	$262,338	$318,692
Over 1 year to 2 years	37,937	71,247
Over 2 years to 3 years	12,936	18,201
Over 3 years to 4 years	5,410	8,498
Over 4 years to 5 years	4,319	6,751
Over 5 years	499	2,143
Total	$323,439	$425,532

Included in time deposits are brokered deposits of $15.1 million and $16.1 million at December 31, 2022 and December 31, 2021, respectively. Also included in time deposits are reciprocal deposits of $27.4 million and $17.3 million at December 31, 2022 and December 31, 2021, respectively.

NOTE 7.           BORROWED FUNDS

Borrowed funds at December 31, 2022 and December 31, 2021 are summarized, as follows:

	December 31, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$318,000	3.84%	$75,000	0.30%
Other borrowings	13,369	0.13	19,802	0.17
Total short-term borrowings	331,369	2.20	94,802	0.21
Long-term borrowings
Advances from the FHLB	2,588	0.48	23,598	1.08
Subordinated borrowings	60,289	4.95	60,124	4.34
Total long-term borrowings	62,877	4.76	83,722	3.42
Total	$394,246	2.45%	$178,524	0.91%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2022 and 2021.

We also have capacity to borrow funds on a secured basis utilizing the Borrower in Custody program and the Discount Window at the FRB. At December 31, 2022, our available secured line of credit at the FRB was $90.4 million versus $64.7 million in 2021. We have pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB as of December 31, 2022 and December 31, 2021.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $50 million as of December 31, 2022 and December 31, 2021. There was no outstanding balance on the line of credit as of December 31, 2022 and December 31, 2021.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at December 31, 2022 include $288 thousand and $298 thousand in 2022 of amortizing advances. There were no callable advances in 2022 and $20.0 million of callable advances as of December 31, 2021. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of December 31, 2022 is as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2023	$318,000	3.84%
2024	2,300	—
2025	—	—
2026	—	—
2027	—	—
Thereafter	288	4.29
Total FHLB advances	$320,588	3.81%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $331 thousand and $496 thousand net of amortization as of December 31, 2022 and 2021 respectively, which are netted against the subordinated debt.

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

Our repurchase agreements accounted for as secured borrowings, as of December 31, 2022 and December 31, 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Customer Repurchase Agreements
US Government-sponsored enterprises	$13,369	$19,802
Total	$13,369	$19,802

NOTE 8.           EMPLOYEE BENEFIT PLANS

Pension Plans

We maintain a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2022, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

The following tables set forth information about the plan for the year ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,601	$9,650
Interest cost	236	233
Actuarial loss	(2,114)	(406)
Benefits paid	(326)	(326)
Settlements	(152)	(550)
Projected benefit obligation at end of year	6,245	8,601

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	12,422	12,040
Expected return on plan assets	(2,900)	1,258
Benefits paid	(326)	(326)
Settlements	(152)	(550)
Fair value of plan assets at end of year	9,044	12,422

Overfunded status	$(2,799)	$(3,821)

Amounts recognized in consolidated balance sheet:
Other assets	$2,799	$3,821

Net periodic pension cost/(benefit) is comprised of the following for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Interest cost	$236	$233
Expected return on plan assets	(612)	(712)
Net periodic pension benefit	$(376)	$(479)

Amounts recognized in other comprehensive income for the years ended December 31, 2022 and 2021 included:

(in thousands)	2022	2021
Net actuarial loss (gain)	$1,391	$(953)
Net period pension benefit (credit)	(376)	(479)
Total recognized in other comprehensive income	$1,015	$(1,432)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Net actuarial loss (gain)	$1,391	$(953)
Prior service cost	119	1,072
Total accumulated other comprehensive loss (pre-tax)	$1,510	$119

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $1.2 million. We expect to make no cash contributions to the pension trust during the 2023 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2022 and 2021 were as follows:

	2022	2021
Projected benefit obligation
Discount rate	5.23%	2.80%
Net periodic pension cost
Discount rate	2.80%	2.46%
Long-term rate of return on plan assets	5.00	6.00

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

Our overall investment strategy with respect to the Plan’s assets is to maintain assets at a level that will sufficiently cover future beneficiary obligations while achieving long term growth in assets. The Plan’s targeted asset allocation is 20% equity securities and 80% fixed-income securities primarily consisting of long-term products.

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

The fair value of the Plan’s assets by category and level within fair value hierarchy are as follows at December 31, 2022 and 2021:

	2022
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$660	$660	$—
Mid-cap	210	210	—
Small-cap	214	214	—
International	420	420	—
Fixed income funds:
Fixed-income - core plus	—	—	—
Intermediate duration	—	—	—
Long duration	6,294	6,294	—
Common stock	724	724	—
Common/collective trusts - large-cap	206	—	206
Cash equivalents - money market	316	316	—
Total	$9,044	$8,838	$206

	2021
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$952	$952	$—
Mid-cap	296	296	—
Small-cap	302	302	—
International	573	573	—
Fixed income funds:
Long duration	9,042	9,042	—
Common stock	653	653	—
Common/collective trusts - large-cap	244	—	244
Cash equivalents - money market	360	360	—
Total	$12,422	12,178	$244

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2022 and 2021.

Estimated benefit payments under our pension plan over the next 10 years at December 31, 2022 are as follows:

(in thousands)	Payments
2023	$347
2024	345
2025	341
2026	405
2027	407
2028-2032	2,206
Total	$4,051

Non-qualified Supplemental Executive Retirement Plan

We have non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. This agreement provides a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event.

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	2022	2021
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,606	$2,969
Service cost	—	—
Interest cost	54	44
Actuarial (gain) loss	(307)	(147)
Benefits paid	(260)	(260)
Projected benefit obligation at end of year	$2,093	$2,606

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	260	260
Benefits paid	(260)	(260)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$2,093	$2,606

Amounts recognized in consolidated balance sheet
Other liabilities	$2,093	$2,606

Net periodic benefit cost is comprised of the following for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Interest cost	$54	$44
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	37	43
Net periodic benefit cost	$91	$87

Amounts recognized in other comprehensive income for the years ended December 31, 2022 and 2021 included:

(in thousands)	2022	2021
Net actuarial (gain) loss	$(382)	$(137)
Amortization of unrecognized actuarial loss	(37)	(43)
Total recognized in other comprehensive loss	$(419)	$(180)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2022 and 2021 are as follows:

(in thousands)	2022	2021
Accumulated other comprehensive loss at beginning of the year (pre-tax)	$599	$779
Actuarial (gain) loss	(382)	(137)
Amortization of actuarial loss	(37)	(43)
Accumulated other comprehensive loss at end of year (pre-tax)	$180	$599

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $139 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $8 thousand.

The principal actuarial assumptions used at December 31, 2022 and December 31, 2021 were as follows:

	2022	2021
Discount rate beginning of year	2.12%	1.56%
Discount rate end of year	4.92	2.12

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double- A Curve as of the measurement date.

We expect to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2023	$260
2024	260
2025	231
2026	221
2027	221
2028-2032	1,106
Total	$2,299

401(k) Plan

We maintain a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21½ . Under the plan, we make a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by Bar Harbor, at its discretion, for the benefit of participating employees. The total expense for this plan in 2022, 2021, and 2020 was $1.2 million.

Other Plans

As a result of the acquisition of a business combination in 2017, we assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $6.0 million at December 31, 2022 and $8.0 million at December 31, 2021. Income recorded in 2022 and 2021 was $1.2 million and $312 thousand, respectively.  We recorded expense in 2020 under these agreements of $793 thousand.

We also assumed split-dollar life insurance agreements from the 2017 business combination with an accrued liability of $679 thousand at December 31, 2022 and $876 thousand at December 31, 2021. We recorded income for the split-dollar life insurance agreements of $197 thousand in 2022 and $22 thousand in 2021. We recorded expense of $65 thousand in 2020.

NOTE 9.           INCOME TAXES

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Current:
Federal tax expense	$10,444	$7,796	$7,165
State tax expense	1,551	1,106	1,280
Total current tax expense	11,995	8,902	8,445

Deferred tax (benefit) expense	(707)	427	(38)
Total income tax expense	$11,288	$9,329	$8,407

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%) to recorded income tax expense for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$11,517	21.00%	$10,210	21.00%	$8,747	21.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,477	2.69	1,280	2.63	1,120	2.69
Tax exempt interest	(1,003)	(1.83)	(1,240)	(2.55)	(1,301)	(3.12)
Federal tax credits	(241)	(0.44)	(582)	(1.20)	(330)	(0.79)
Officers' life insurance	(498)	(0.91)	(466)	(0.96)	(403)	(0.97)
Gain on disposal of low income housing tax credit investments	—	—	—	—	147	0.35
Stock-based compensation plans	(16)	(0.03)	(73)	(0.15)	52	0.12
Other	52	0.10	200	0.42	375	0.90
Effective tax rate	$11,288	20.58%	$9,329	19.19%	$8,407	20.18%

The net deferred tax asset was $24.4 million at December 31, 2022 and $5.5 million at December 31, 2021.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are summarized below:

	2022		2021
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for credit losses	$5,964	$—	$5,214	$—
Deferred compensation	3,812	—	3,965	—
Unrealized gain or loss on securities available for sale	16,586	—	—	1,055
Unrealized gain or loss on derivatives	539	—	201	—
Depreciation	—	1,723	—	2,033
Deferred loan origination fees, net	129	—	432	—
Non-accrual interest	600	—	593	—
Branch acquisition costs and goodwill	—	1,644	—	1,326
Core deposit intangible	—	806	—	929
Acquisition fair value adjustments	213	—	208	—
Prepaid expenses	—	271	—	205
Mortgage servicing rights	—	780	—	843
Equity compensation	736	—	668	—
Prepaid pension	—	616	—	739
Contract incentives	766	—	820	—
Right of use asset	—	1,863	—	2,129
Lease liability	1,961	—	2,213	—
Other	839	—	492	—
Total	$32,145	$7,703	$14,806	$9,259

We have determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.

GAAP requires the measurement of unrecorded tax benefits related to uncertain tax positions. An unrecorded tax benefit is the difference between the tax benefit of a position taken, or expected to be taken, on a tax return and the benefit recorded for accounting purposes. At December 31, 2022 and 2021, we had no unrecorded tax benefits and do not expect our position to significantly change within the next 12 months.

We are subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire and Massachusetts. We are no longer subject to examination by taxing authorities for years before 2019.

NOTE 10.           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Information about derivative assets and liabilities at December 31, 2022 and December 31, 2021, follows:

	December 31, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	2.0	$4,978	Other assets
Interest rate swap on variable rate loans	50,000	3.2	(4,941)	Other liabilities
Total cash flow hedges	125,000		37

Fair value hedges:
Interest rate swap on securities	37,190	6.6	4,774	Other assets
Total fair value hedges	37,190		4,774

Economic hedges:
Customer Loan Swaps-MNA Counterparty	191,987	5.8	(20,287)	Other liabilities
Customer Loan Swaps-RPA Counterparty	113,928	6.0	—	Other liabilities
Customer Loan Swaps-Customer	305,914	5.9	20,287	Other assets
Total economic hedges	611,829		—

Total	$774,019		$4,811

	December 31, 2021
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	3.0	$(121)	Other liabilities
Interest rate swap on variable rate loans	50,000	4.2	(756)	Other liabilities
Total cash flow hedges	125,000		(877)

Fair value hedges:
Interest rate swap on securities	37,190	7.6	(530)	Other liabilities
Total fair value hedges	37,190		(530)

Economic hedges:
Forward sale commitments	16,600	0.1	15	Other assets
Customer Loan Swaps-MNA Counterparty	260,102	6.2	(9,429)	Other liabilities
Customer Loan Swaps-RPA Counterparty	115,285	6.7	(4,421)	Other liabilities
Customer Loan Swaps-Customer	375,387	6.4	13,850	Other assets
Total economic hedges	767,374		15

Non-hedging derivatives:
Interest rate lock commitments	14,059	0.1	283	Other assets
Total non-hedging derivatives	14,059		283

Total	$943,623		$(1,109)

As of December 31, 2022, and 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
December 31, 2022
Interest rate swap on securities	Securities Available for Sale	$30,045	$(7,145)

December 31, 2021
Interest rate swap on securities	Securities Available for Sale	$39,726	$2,536

Information about derivative assets and liabilities for December 31, 2022 and December 31, 2021, follows:

	Year Ended December 31, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income (1)	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$3,922	Interest expense	$—	Interest expense	$475
Interest rate swap on variable rate loans	(3,218)	Interest income	—	Interest income	(601)
Total cash flow hedges	704		—		(126)

Fair value hedges:
Interest rate swap on securities	—	Interest income	—	Interest income	140
Total fair value hedges	—		—		140

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(15)
Total economic hedges	—		—		(15)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(283)
Total non-hedging derivatives	—		—		(283)

Total	$704		$—		$(284)
(1)	As of December 31, 2022, we do not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

	Year Ended December 31, 2021
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$1,950	Interest expense	$—	Interest expense	$(727)
Interest rate swap on variable rate loans	(582)	Interest income		Interest income	211
Total cash flow hedges	1,368		—		(516)

Fair value hedges:
Interest rate swap on securities	3,087	Interest income	—	Interest income	(566)
Total economic hedges	3,087		—		(566)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	110
Total economic hedges	—		—		110

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	261
Total non-hedging derivatives	—		—		261

Total	$4,455		$—		$(711)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$107,797	$18,729	$7,344	$5,501	$35,321

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	475	—
Interest rate swap on variable rate loans	(601)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	140	—	—	—

	Year Ended December 31, 2021
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$95,236	15,568	$8,543	6,688	$42,261

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	(58)	(669)	—
Interest rate swap on variable rate loans	211	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(566)	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of December 31, 2022, we have two interest rate swaps on wholesale borrowings (the “Swaps”) to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the three-month LIBOR rate. We designated the Swaps as a cash flow hedge.

Interest rate swap on variable rate loans

In March 2021, we entered into a contract with a counterparty to manage interest rate risk associated with its variable rate loans.  The instrument is specifically designed to hedge the risk of changes in its cash flows from interest receipts attributable to changes in a contractually specified interest rate, on an amount of our variable rate loan assets equal to $50 million. The interest rate swap will effectively fix our interest rate on $50 million of one month USD-LIBOR-BBA (or LIBOR less two days) based loan assets at 0.806% plus the credit spread on the loans that reprices on weighted average basis.  We designated the swap as a cash flow hedge.

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

The below table describes the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2022
Customer Loan Derivatives:
MNA counterparty	$(20,287)	$20,287	$—	$—
RPA counterparty	—	—	—	—
Total	$(20,287)	$20,287	$—	$—

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

NOTE 11.           OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

Customer Obligations

We are a party to financial instruments in the normal course of business to meet financing needs of our customers. These financial instruments include commitments to extend credit, unused or unadvanced loan funds, and letters of credit. We use the same lending policies and procedures to make such commitments as we use for other lending products. Customer’s creditworthiness is evaluated on a case-by-case basis.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by us. Typically these letters of credit expire if unused; therefore the total amounts do not necessarily represent future cash requirements.

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2022 and December 31, 2021:

(in thousands)	2022	2021
Commitments to originate new loans	$51,371	$115,563
Unused funds on commercial and other lines of credit	265,587	98,993
Unadvanced funds on home equity lines of credit	122,295	117,351
Unadvanced funds on construction and real estate loans	247,382	168,883
Commercial and standby letters of credit	4,370	3,061
Letters of credit securing municipal deposits	228,900	221,804
Total	$919,905	$725,655

Legal Claims

Various legal claims arise from time to time in the normal course of business. As of December 31, 2022, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to our financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of our business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, either individually or in the aggregate, would have a material adverse effect on our financial condition or operations. Additionally, future, probable losses cannot be estimated as of December 31, 2022.

NOTE 12.           SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The actual and required capital ratios at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$416,900	13.50%	$247,041	8.00%
Common equity tier 1 capital to risk-weighted assets	326,513	10.57	138,960	4.50
Tier 1 capital to risk-weighted assets	347,133	11.24	185,281	6.00
Tier 1 capital to average assets (leverage ratio)	347,133	9.21	150,772	4.00

Bank
Total capital to risk-weighted assets	$410,053	13.29%	$246,812	8.00%
Common equity tier 1 capital to risk-weighted assets	380,286	12.33	138,832	4.50
Tier 1 capital to risk-weighted assets	380,286	12.33	185,110	6.00
Tier 1 capital to average assets (leverage ratio)	380,286	10.10	150,655	4.00

	December 31, 2021
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$380,690	14.31%	$212,798	8.00%
Common equity tier 1 capital to risk-weighted assets	295,635	11.12	119,699	4.50
Tier 1 capital to risk-weighted assets	316,255	11.90	159,598	6.00
Tier 1 capital to average assets (leverage ratio)	316,255	8.66	146,029	4.00

Bank
Total capital to risk-weighted assets	$375,435	14.13%	$220,425	8.00%
Common equity tier 1 capital to risk-weighted assets	351,000	13.22	123,812	4.50
Tier 1 capital to risk-weighted assets	351,000	13.22	165,082	6.00
Tier 1 capital to average assets (leverage ratio)	351,000	9.62	151,082	4.00

In order to be classified as “well-capitalized” under the relevant regulatory framework, the Company must, on a consolidated basis, maintain a total risk-based capital ratio of 10.00% or greater and a Tier 1 risk-based capital ratio of 6.00% or greater, and the Bank must maintain a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a common equity Tier 1 capital ratio of 6.50% or greater, and a leverage ratio of 5.00% or greater. At each date shown in the tables above, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2022 and December 31, 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Accumulated other comprehensive income, before tax:
Net unrealized (loss) gain on AFS securities	$(71,832)	$2,580
Net unrealized (loss) gain on hedging derivatives	(2,333)	1,130
Net unrealized loss on post-retirement plans	(1,691)	(718)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized loss (gain) on AFS securities	16,586	(595)
Net unrealized loss (gain) on hedging derivatives	539	(260)
Net unrealized loss on post-retirement plans	391	166
Accumulated other comprehensive (loss) income	$(58,340)	$2,303

The following table presents the components of other comprehensive income in 2022, 2021 and 2020:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(74,359)	$17,169	$(57,190)
Less: reclassification adjustment for gains realized in net income	53	(12)	41
Net unrealized loss on AFS securities	(74,412)	17,181	(57,231)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(3,463)	799	(2,664)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	(3,463)	799	(2,664)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(973)	225	(748)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(973)	225	(748)
Other comprehensive loss	$(78,848)	$18,205	$(60,643)

Year Ended December 31, 2021
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(7,619)	$1,779	$(5,840)
Less: reclassification adjustment for gains realized in net income	2,870	(672)	2,198
Net unrealized loss on AFS securities	(10,489)	2,451	(8,038)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	3,562	(827)	2,735
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	3,562	(827)	2,735

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	1,132	(266)	866
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	1,132	(266)	866
Other comprehensive (loss) income	$(5,795)	$1,358	$(4,437)

	2020
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$11,264	$(2,636)	$8,628
Less: reclassification adjustment for gains (losses) realized in net income	5,445	(1,291)	4,154
Net unrealized gain on AFS securities	5,819	(1,345)	4,474

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(6,503)	1,303	(5,200)
Less: reclassification adjustment for gains (losses) realized in net income	(4,852)	917	(3,935)
Net unrealized loss on hedging derivatives	(1,651)	386	(1,265)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(338)	77	(261)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(338)	77	(261)
Other comprehensive income	$3,830	$(882)	$2,948

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2022, 2021 and 2020:

	2022
	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(57,190)	(2,664)	(748)	(60,602)
Less: amounts reclassified from accumulated other comprehensive income	41	—	—	41
Total other comprehensive loss	(57,231)	(2,664)	(748)	(60,643)
Balance at end of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)

	2021
	Net unrealized	Net loss on	Net unrealized
	(loss) gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Balance at beginning of period	$10,023	$(1,865)	$(1,418)	$6,740
Other comprehensive (loss) gain before reclassifications	(5,840)	2,735	866	(2,239)
Less: amounts reclassified from accumulated other comprehensive income	2,198	—	—	2,198
Total other comprehensive (loss) income	(8,038)	2,735	866	(4,437)
Balance at end of period	$1,985	$870	$(552)	$2,303

	2020
	Net unrealized	Net loss on	Net unrealized
	(loss) gain	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Balance at beginning of period	$5,549	$(600)	$(1,157)	$3,792
Other comprehensive (loss) gain before reclassifications	8,628	(5,200)	(261)	3,167
Less: amounts reclassified from accumulated other comprehensive income	4,154	(3,935)	—	219
Total other comprehensive income (loss)	4,474	(1,265)	(261)	2,948
Balance at end of period	$10,023	$(1,865)	$(1,418)	$6,740

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2022, 2021 and 2020:

				Affected Line Item where
(in thousands)	2022	2021	2020	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$53	$2,870	$5,445	Non-interest income
Tax effect	(12)	(672)	(1,275)	Tax expense
Total reclassifications for the period	$41	$2,198	$4,170

				Affected Line Item where
(in thousands)	2022	2021	2020	Net Income is Presented
Net realized loss on hedging derivatives:
Before tax	$—	$—	$(4,852)	Non-interest income
Tax effect	—	—	917	Tax expense
Total reclassifications for the period	$—	$—	$(3,935)

Affected Line Item where
(in thousands)	2022	2021	2020	Net Income is Presented
Realized loss on post-retirement plans:
Before tax	$—	$—	$—	Non-interest expense
Tax effect	—	—	—	Tax expense
Total reclassifications for the period	$—	$—	$—

Earnings per Share

Earnings per share have been computed based on the following:

(in thousands, except per share and share data)	2022	2021	2020
Net income	$43,557	$39,299	$33,244

Average number of basic common shares outstanding	15,040,162	14,968,973	15,245,728
Plus: dilutive effect of stock options and awards outstanding	71,799	76,189	25,819
Average number of diluted common shares outstanding(1)	15,111,961	15,045,162	15,271,547

Earnings per share:
Basic	$2.90	$2.63	$2.18
Diluted	$2.88	$2.61	$2.18

(1)	Average diluted shares outstanding are computed using the treasury stock method.

NOTE 13.           STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to our employees and non-employee directors. Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2022, 2021 and 2020, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.  As of December 31, 2022, total shares authorized under the stock-based compensation 2019 plan for employees and directors were 500,000 shares, of which 121,351 shares were available for future grants.

Compensation expense recognized in connection with the stock-based compensation plans are presented in the following table for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	2022	2021	2020
Stock options	$—	$—	$12
Restricted stock awards	578	357	275
Performance stock units	181	317	225
Restricted stock units	1,098	1,391	960
Total compensation expense	$1,857	$2,065	$1,472

Tax benefits recognized from stock-based compensation plans for the years ended December 31, 2022, 2021, and 2020 are, as follows:

(in thousands)	2022	2021	2020
Stock options(1)	$22	$77	$9
Restricted stock awards	136	84	65
Performance stock units	43	79	49
Restricted stock units	274	344	190
Total tax benefit	$475	$584	$313

(1) We do not receive a tax benefit on this plan until disqualifying dispositions are made.

Stock Options

A summary of stock options as of December 31, 2022 and 2021, and changes during the year then ended is presented below:

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2022	57,964	$20.89
Granted	—	—
Exercised	(10,637)	18.29
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2022	47,327	$21.47	$500

Ending vested and expected to vest December 31, 2022	47,327	$21.47	$500
Exercisable at December 31, 2022	47,327	21.47	500

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2021	94,566	$20.29
Granted	—	—
Exercised	(36,441)	19.38
Forfeited	—	—
Expired	(161)	13.27
Outstanding at December 31, 2021	57,964	$20.89	$466

Ending vested and expected to vest December 31, 2021	57,964	$20.89	$466
Exercisable at December 31, 2021	57,962	20.89	466

All outstanding options were fully vested with no unrecognized compensation cost as of December 31, 2021.  The intrinsic value of the options exercised for the years ended December 31, 2022, 2021, and 2020, was approximately $94 thousand, $331 thousand and $39 thousand, respectively.  The weighted average remaining contractual term of outstanding options is approximately 2.4 years.

Restricted Stock Awards

Restricted stock awards (“RSAs”) are granted to certain directors and executive officers and vest immediately. A summary of RSAs as of December 31, 2022 and 2021, and changes during the year then ended is presented below:

Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2022	—	$—
Awarded	39,267	29.21
Vested	(14,443)	30.46
Forfeited	—	—
Outstanding at December 31, 2022	24,824	$28.49

Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2021	—	$—
Awarded	11,418	31.29
Vested	(11,418)	31.29
Forfeited	—	—
Outstanding at December 31, 2021	—	$—

Unrecognized expense for non-vested RSAs totaled $138 thousand as of December 31, 2022, which is expected to be recognized over the weighted average remaining contractual maturity term of 2.3 years.

Performance Stock Units

We have a long-term incentive plan where performance unit awards (“PSUs”) are granted to certain executive officers providing the opportunity to earn shares of common stock of the Company based on our performance compared to peers.  Participants in the plan were collectively granted PSUs ranging from zero to 43,800 in 2022 and from zero to 49,625 in 2021. The PSUs granted will vest only if the performance measures are achieved over a three year performance period. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. On the grant dates in 2022 and 2021, PSUs had a weighted average fair value per share of $28.49 and $23.18, respectively.  Expense is recognized over the performance period and is adjusted for changes in probability of the Company achieving profitability metrics.

The following table summarizes PSUs at target as of December 31, 2022 and 2021:

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2022	70,465	$23.88
Awarded	29,200	28.49
Vested and exercised	—	—
Forfeited	(21,230)	23.35
Nonvested at December 31, 2022	78,435	$25.70

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2021	56,328	$24.98
Awarded	33,083	23.18
Vested and exercised	(7,694)	26.79
Forfeited	(11,252)	25.33
Nonvested at December 31, 2021	70,465	$23.88

Unrecognized expense for non-vested PSUs totaled $745 thousand as of December 31, 2022, which is expected to be recognized over the weighted average remaining contractual maturity term of 2.0 years.  PSUs do not carry an exercise price and therefore have no intrinsic value as of December 31, 2022.

Restricted Stock Units

During 2022 and 2021, restricted stock units (“RSUs”) were granted to certain executive officers and senior vice presidents.  Awards to executives vest annually over 3 years while awards to senior vice presidents cliff vest at the end of three years. The RSUs granted were valued between $28.49 and $29.34 for 2022 and between $22.51 and $28.93 for 2021 the fair value at the date of grant and are expensed over three years.

The following table summarizes RSUs activity in 2022 and 2021:

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2022	133,617	$23.48
Granted	36,468	28.51
Vested and exercised	(43,059)	22.88
Forfeited	(11,210)	23.46
Outstanding at December 31, 2022	115,816	$25.25

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2021	131,398	$23.57
Granted	59,401	25.51
Vested and exercised	(38,202)	27.33
Forfeited	(18,980)	22.72
Outstanding at December 31, 2021	133,617	$23.48

RSUs include cash-based restricted stock units (“CRSUs”), total CRSUs vested and exercised during 2022 and 2021 were 24,232 and 20,568 shares, respectively. Unrecognized expense for non-vested RSUs totaled $1.8 million as of December 31, 2022, which is expected to be recognized over the weighted average remaining contractual maturity term of 1.9 years.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company’s common stock. The purchase price is 92% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares; however, as of December 31, 2022, December 31, 2021 and December 31, 2020, there were 179,079, 167,502 and 186,983 shares available for issuance under the ESPP, respectively. Participants may not purchase more than 400 shares during any offering period and, in any event, no more than $25 thousand worth of common stock in any calendar year.  The ESPP has been determined to be non-compensatory in nature. As a result, we expect that expenses related to the ESPP will not be material. During the years ended December 31, 2022, 2021 and 2020, there were 20,921, 19,481 and 13,017 shares of common stock issued under the ESPP, respectively.

NOTE 14.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$215,027	$—	$215,027
US Government agency	—	82,266	—	82,266
Private label	—	60,154	—	60,154
Obligations of states and political subdivisions thereof	—	107,737	—	107,737
Corporate bonds	—	94,332	—	94,332
Loans held for sale	—	—	—	—
Derivative assets	—	30,039	—	30,039
Derivative liabilities	—	(25,228)	—	(25,228)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$236,117	$—	$236,117
US Government agency	—	79,637	—	79,637
Private label	—	64,695	—	64,695
Obligations of states and political subdivisions thereof	—	141,776	—	141,776
Corporate bonds	—	96,051	—	96,051
Loans held for sale	—	5,523	—	5,523
Derivative assets	—	13,850	298	14,148
Derivative liabilities	—	(15,257)	—	(15,257)

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

Loans Held for Sale: The valuation of our loans held for sale are determined on an individual basis using quoted secondary market prices and are classified as Level 2 measurements.

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of December 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2022 and 2021.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Year Ended December 31, 2022
Balance at beginning of period	$283	$15
Realized loss recognized in non-interest income	(283)	(15)
Balance at end of period	$—	$—

Year Ended December 31, 2021
Balance at beginning of period	$22	$(95)
Realized gain recognized in non-interest income	261	110
Balance at end of period	$283	$15

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2021	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$283	Pull-through Rate Analysis	Closing Ratio	85%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.8 to $103.2
Total	$298

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2022 and 2021.

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements.

	December 31, 2022	December 31, 2021	December 31, 2022	Fair Value Measurement Date as of December 31, 2022
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$16,477	$17,932	$(1,455)	December 2022
Capitalized servicing rights	6,845	5,263	1,582	December 2022
Premises held for sale	252	226	26	December 2022
Total	$23,574	$23,421	$153

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2022 and December 31, 2021 is as follows:

(in thousands, except ratios)	Fair Value December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$13,587	Fair value of collateral-appraised value	Loss severity	1% to 40%
			Appraised value	$80 to $3,859

Individually evaluated loans	2,890	Discount cash flow	Discount rate	3.63% to 6.38%
			Cash flows	$100 to $539

Capitalized servicing rights	6,845	Discounted cash flow	Constant prepayment rate (CPR)	7.29%
			Discount rate	9.54%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$23,574
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands, except ratios)	Fair Value December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$12,127	Fair value of collateral-appraised value	Loss severity	1% to 25%
			Appraised value	$71 to $1,792

Individually evaluated loans	5,805	Discount cash flow	Discount rate	2.88% to 9.50%
			Cash flows	$6 to $931

Capitalized servicing rights	5,263	Discounted cash flow	Constant prepayment rate (CPR)	12.47%
			Discount rate	9.53%

Premises held for sale	226	Fair value of asset less selling costs	Appraised value	$240
			Selling Costs	6%
Total	$23,421
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2022 and December 31, 2021.

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

	December 31, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,295	$92,295	$92,295	$—	$—
Securities available for sale	559,516	559,516	—	559,516	—
FHLB stock	14,893	14,893	—	14,893	—
Loans held for sale	—	—	—	—	—
Net loans	2,902,690	2,774,863	—	—	2,774,863
Accrued interest receivable	4,257	4,257	—	4,257	—
Cash surrender value of bank-owned life insurance policies	81,197	81,197	—	81,197	—
Derivative assets	30,039	30,039	—	30,039	—

Financial Liabilities
Non-maturity deposits	$2,719,992	$2,309,555	$—	$2,309,555	$—
Time deposits	323,439	315,180	—	315,180	—
Securities sold under agreements to repurchase	13,369	13,369	—	13,369	—
FHLB advances	320,588	320,244	—	320,244	—
Subordinated borrowings	60,289	66,846	—	66,846	—
Derivative liabilities	25,228	25,228	—	25,228	—

	December 31, 2021
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$250,389	$250,389	$250,389	$—	$—
Securities available for sale	618,276	618,276	—	618,276	—
FHLB stock	7,384	7,384	—	7,384	—
Loans held for sale	5,523	5,523	—	5,523	—
Net loans	2,509,192	2,442,741	—	—	2,442,741
Accrued interest receivable	2,712	2,712	—	2,712	—
Cash surrender value of bank-owned life insurance policies	79,020	79,020	—	79,020	—
Derivative assets	14,148	14,148	—	13,850	298

Financial Liabilities
Non-maturity deposits	$2,623,012	$2,853,000	$—	$2,853,000	$—
Time deposits	425,532	424,000	—	424,000	—
Securities sold under agreements to repurchase	19,802	19,802	—	19,802	—
FHLB advances	98,598	98,439	—	98,439	—
Subordinated borrowings	60,124	61,884	—	61,884	—
Derivative liabilities	15,257	15,257	—	15,257	—

NOTE 15.           REVENUE FROM CONTRACTS WITH CUSTOMERS

We have accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of our non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Year Ended December 31,
(in thousands)	2022	2021
Major Products/Service Lines
Trust management fees	$13,022	$13,495
Financial services fees	1,551	1,684
Interchange fees	7,736	7,368
Customer deposit fees	5,935	4,905
Other customer service fees	1,120	939
Total	$29,364	$28,391

	Year Ended December 31,
(in thousands)	2022	2021
Timing of Revenue Recognition
Products and services transferred at a point in time	$15,552	$14,250
Products and services transferred over time	13,812	14,141
Total	$29,364	$28,391

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

Other Customer Service Fees

We have certain incentive and referral fee arrangements with independent third parties in which fees are earned for new account activity, product sales, or transaction volume generated for the respective third parties. We also earn a percentage of the fees generated from third-party credit card plans promoted through the Bank. Revenue from these incentive and referral fee arrangements is recognized over time using the right to invoice measure of progress.

Contract Balances with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	December 31, 2022	December 31, 2021
Balances from contracts with customers only:
Other Assets	$1,211	$1,184
Other Liabilities	2,345	2,324

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

NOTE 16.           LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Most of our leases are for branches, ATM locations, and office space and have terms extending through 2040. All leases are classified as operating leases, and are recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset with a corresponding lease liability.

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	December 31, 2022	December 31, 2021
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,078	$9,274

Lease Liabilities
Operating lease liabilities	Other liabilities	8,501	9,643

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

The following table presents the weighted average lease term and discount rate of the leases:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.17	8.03

Weighted-average discount rate
Operating leases	3.09%	3.07%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Lease Costs
Operating lease cost	$1,344	$1,295	$1,285
Variable lease cost	402	229	271
Total lease cost	$1,746	$1,524	$1,556

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
December 31, 2023	$1,343
December 31, 2024	1,316
December 31, 2025	1,092
December 31, 2026	987
December 31, 2027	864
Thereafter	3,210
Total future minimum lease payments	8,812
Amounts representing interest	(311)
Present value of net future minimum lease payments	$8,501

NOTE 17.           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2022 and 2021, and the condensed statements of income and cash flows for the years ended December 31, 2022, 2021 and 2020 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
Assets
Cash	$7,350	$2,572
Investment in subsidiaries	447,937	480,534
Premises and equipment	765	792
Other assets	3,130	6,458
Total assets	$459,182	$490,356

Liabilities and Shareholders’ Equity
Subordinated notes	$60,289	$60,124
Accrued expenses	5,443	6,085
Shareholders’ equity	393,450	424,147
Total liabilities and shareholders’ equity	$459,182	$490,356

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income:
Dividends from subsidiaries	$20,682	$15,557	$8,024
Other income	976	740	742
Total income	21,658	16,297	8,766
Interest expense	2,981	2,632	2,750
Non-interest expense	5,183	5,455	4,465
Total expense	8,164	8,087	7,215
Income before taxes and equity in undistributed income of subsidiaries	13,493	8,210	1,552
Income tax benefit	(1,709)	(1,741)	(1,539)
Income before equity in undistributed income of subsidiaries	15,202	9,951	3,091
Equity in undistributed income of subsidiaries	28,355	29,348	30,153
Net income	$43,557	$39,299	$33,244

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$43,557	$39,299	$33,244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(28,355)	(29,348)	(30,153)
Other, net	3,187	(5,582)	3,840
Net cash provided by operating activities	18,389	4,369	6,931

Cash flows from investing activities:
Acquisitions, net of cash paid	—	—	—
Purchase of securities	—	—	—
Capital contribution to subsidiary	—	—	—
Net cash (used in) investing activities	—	—	—

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	—	—
Repayment of subordinated debt	—	—	—
Net proceeds from common stock	1,723	1,534	2,192
Net proceeds from reissuance of treasury stock	—	—	(14,188)
Common stock cash dividends paid	(15,334)	(14,072)	(13,417)
Net cash used in financing activities	(13,611)	(12,538)	(25,413)

Net change in cash and cash equivalents	4,778	(8,169)	(18,482)
Cash and cash equivalents at beginning of year	2,572	10,741	29,223
Cash and cash equivalents at end of year	$7,350	$2,572	$10,741

NOTE 18.           SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2022 and through the date the financial statements are issued.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Management Report on Internal Control over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2022, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This audit report appears within Item 8 of this Annual Report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries:

Opinion on the Internal Control Over Financial Reporting

We have audited Bar Harbor Bankshares and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2023 expressed an unqualified opinion.

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

March 14, 2023

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.All Financial Statements

The consolidated financial statements of the Company and report of the Company’s independent registered public accounting firm incorporated herein are included in Item 8 of this Annual Report as follows:

2.Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report to Form 10-Q filed on November 5, 2015)

3.2	Amended and Restated Bylaws of Bar Harbor Bankshares (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 18, 2020)

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 21, 2009)

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 21, 2009)

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on March 16, 2009)

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on March 16, 2009)

4.5	Description of Company Common Stock (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 7, 2015)

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

10.5†	2019 through 2021 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2018)

10.6†	2020 through 2022 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 14, 2022)

10.7†	2021 through 2023 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 14, 2022)

10.8†**	2022 through 2024 Long Term Executive Incentive Program Guidelines

10.9†**	2023 through 2025 Long Term Executive Incentive Program Guidelines

10.10†

Form of Incentive Stock Option Agreement under Equity Incentive Plan of 2015.Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.11†	Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.12†

Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.13†	Bar Harbor Bankshares 2019 Equity Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2019)

10.14†**	Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Bar Harbor Bankshares 2019 Equity Plan

10.15†

Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2019)

10.16	Somesville Bank Branch Lease dated October 27, 2005 (incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K filed on March 16, 2006)

Exhibit No.	Description

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1**	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.

32.2***	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in inline XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
*

Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The    registrant will furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.

†	Indicates management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2023	/s/ Curtis C. Simard

Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David B. Woodside	/s/ Curtis C. Simard
David B. Woodside, Chairman, Board of Directors	Curtis C. Simard, Director
President & Chief Executive Officer (Principal Executive Officer)

/s/ Daina H. Belair	/s/ Josephine Iannelli
Daina H. Belair, Director	Josephine Iannelli
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Matthew L. Caras	/s/ Brendan O’Halloran
Matthew Caras, Director	Brendan O’Halloran, Director

/s/ David M. Colter	/s/ Kenneth E. Smith
David M. Colter, Director	Kenneth E. Smith, Director

/s/ Steven H. Dimick	/s/ Debra B. Miller
Steven H. Dimick, Director	Debra B. Miller, Director

/s/ Martha Tod Dudman	/s/ Scott G. Toothaker
Martha Tod Dudman, Director	Scott G. Toothaker, Director

/s/ Lauri E. Fernald
Lauri E. Fernald, Director