Form 10-Q
period 2023-03-31
BAR HARBOR BANKSHARES
filed 2023-05-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Large Accelerated Filer ◻        Accelerated Filer ⌧       Non-Accelerated Filer ◻      Smaller Reporting Company ☐        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ⌧

The Registrant had 15,143,558 shares of common stock, par value $2.00 per share, outstanding as of May 4, 2023.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	deterioration in the financial condition of borrowers of the Bank, including as a result of the negative impact of inflationary pressures on our customers and their businesses resulting in significant increases in loan losses and provisions for those losses;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	increased levels of other real estate, primarily as a result of foreclosures;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand or loan pricing;
●	adverse conditions in the national or local economies including in our markets throughout Northern New England;
●	the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on the Company’s and our customers' business, results of operations, asset quality and financial condition;
●	the effects of civil unrest, international hostilities or other geopolitical events, including the war in Ukraine;
●	inflation, interest rate, market, and monetary fluctuations;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
●	our ability to effectively manage problem credits;
●	our ability to successfully implement efficiency initiatives on time and with the results projected;
●	our ability to successfully develop and market new products and technology;
●	the impact of negative developments in the financial industry and United States and global capital and credit markets;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	our ability to implement and to adapt to technological changes;
●	the vulnerability of the Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom the Company or the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	ongoing competition in the labor markets and increased employee turnover;
●	the potential impact of climate change;
●	the impact of pandemics, epidemics, or any other health-related crisis;

●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
●	changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
●	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	adverse impacts (including costs, fines, reputational harm, financial risks and the applicability of insurance coverage or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions; and
●	general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), our quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$37,769	$39,933
Interest-earning deposits with other banks	44,933	52,362
Total cash and cash equivalents	82,702	92,295

Securities:
Securities available for sale	557,040	559,516
Federal Home Loan Bank stock	15,718	14,893
Total securities	572,758	574,409

Loans held for sale	463	—

Total loans	2,944,005	2,902,690
Less: Allowance for credit losses	(26,607)	(25,860)
Net loans	2,917,398	2,876,830

Premises and equipment, net	47,549	47,622
Goodwill	119,477	119,477
Other intangible assets	5,568	5,801
Cash surrender value of bank-owned life insurance	78,436	81,197
Deferred tax assets, net	22,858	24,443
Other assets	81,269	87,729
Total assets	$3,928,478	$3,909,803

Liabilities
Deposits:
Demand	$636,710	$676,350
NOW	908,483	900,730
Savings	628,798	664,514
Money market	475,577	478,398
Time	404,246	323,439
Total deposits	3,053,814	3,043,431

Borrowings:
Senior	338,244	333,957
Subordinated	60,330	60,289
Total borrowings	398,574	394,246

Other liabilities	67,680	78,676
Total liabilities	3,520,068	3,516,353

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

(in thousands, except share data)	March 31, 2023	December 31, 2022
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,124,451 shares and 15,001,329 shares at March 31, 2023 and December 31, 2022 respectively	32,857	32,857
Additional paid-in capital	192,261	191,922
Retained earnings	252,884	243,815
Accumulated other comprehensive loss	(53,151)	(58,340)
Less: 1,303,937 and 1,345,700 shares of treasury stock, at cost, at March 31, 2023 and December 31, 2022, respectively	(16,441)	(16,804)
Total shareholders’ equity	408,410	393,450
Total liabilities and shareholders’ equity	$3,928,478	$3,909,803

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except earnings per share data)	2023	2022
Interest and dividend income
Loans	$34,560	$22,671
Securities and other	5,791	3,826
Total interest and dividend income	40,351	26,497
Interest expense
Deposits	5,265	1,189
Borrowings	4,180	1,010
Total interest expense	9,445	2,199
Net interest income	30,906	24,298
Provision for credit losses	798	377
Net interest income after provision for credit losses	30,108	23,921

Non-interest income
Trust and investment management fee income	3,555	3,754
Customer service fees	3,677	3,616
Gain on sales of securities, net	34	9
Mortgage banking income	279	624
Bank-owned life insurance income	1,148	501
Customer derivative income	132	18
Other income	359	787
Total non-interest income	9,184	9,309

Non-interest expense
Salaries and employee benefits	12,771	12,147
Occupancy and equipment	4,414	4,423
Gain on sales of premises and equipment, net	(13)	(75)
Outside services	356	340
Professional services	426	173
Communication	162	225
Marketing	409	263
Amortization of intangible assets	233	233
Acquisition, conversion and other expenses	20	325
Provision for unfunded commitments	(175)	326
Other expenses	4,101	3,506
Total non-interest expense	22,704	21,886

Income before income taxes	16,588	11,344
Income tax expense	3,576	2,232
Net income	$13,012	$9,112

Earnings per share:
Basic	$0.86	$0.61
Diluted	0.86	0.60

Weighted average common shares outstanding:
Basic	15,110	15,011
Diluted	15,190	15,102

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net income	$13,012	$9,112
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on securities available for sale	6,006	(28,844)
Changes in unrealized gain (loss) on hedging derivatives	767	(1,881)
Changes in unrealized (loss) gain on pension	—	—

Income taxes related to other comprehensive income:
Changes in unrealized (gain) loss on securities available for sale	(1,406)	6,634
Changes in unrealized (gain) loss on hedging derivatives	(178)	433
Changes in unrealized loss (gain) on pension	—	—
Total other comprehensive income (loss)	5,189	(23,658)
Total comprehensive income (loss)	$18,201	$(14,546)

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147

Net income	—	—	9,112	—	—	9,112
Other comprehensive loss	—	—	—	(23,658)	—	(23,658)
Cash dividends declared ($0.24 per share)	—	—	(3,603)	—	—	(3,603)
Net issuance (11,277 shares) to employee stock plans, including related tax effects	—	436	—	—	111	547
Recognition of stock based compensation	—	454	—	—	—	454
Balance at March 31, 2022	$32,857	$191,766	$221,101	$(21,355)	$(17,370)	$406,999

Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	13,012	—	—	13,012
Other comprehensive income	—	—	—	5,189	—	5,189
Cash dividends declared ($0.26 per share)	—	—	(3,943)	—	—	(3,943)
Net issuance (41,763 shares) to employee stock plans, including related tax effects	—	40	—	—	363	403
Recognition of stock based compensation	—	299	—	—	—	299
Balance at March 31, 2023	$32,857	$192,261	$252,884	$(53,151)	$(16,441)	$408,410

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$13,012	$9,112
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	463	2,534
Provision for credit losses	798	377
Net amortization of securities	540	832
Change in unamortized net loan costs and premiums	216	(1,370)
Premises and equipment depreciation	1,048	1,067
Stock-based compensation expense	299	454
Amortization of other intangibles	233	233
Income from cash surrender value of bank-owned life insurance policies	(1,148)	(501)
Gain on sales of securities, net	(34)	(9)
Amortization (accretion) of right-of-use lease assets	298	296
(Decrease) increase in lease liabilities	(290)	(280)
Loss (gain) on premises and equipment, net	(13)	(75)
Net change in other assets and liabilities	1,931	(6,469)
Net cash provided by operating activities	17,353	6,201

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	2,534	27,670
Purchases of securities available for sale	(1,000)	(47,721)
Net change in loans	(41,582)	(121,187)
Purchase of Federal Home Loan Bank stock	(5,030)	—
Proceeds from sale of Federal Home Loan Bank stock	4,205	—
Purchase of premises and equipment, net	(1,153)	(602)
Proceeds from death benefit of bank-owned life insurance policy	3,909	—
Net cash (used in) provided by investing activities	(38,117)	(141,840)

Cash flows from financing activities:
Net change in deposits	10,383	(781)
Net change in short-term borrowings	4,290	141
Proceeds from long-term borrowings	—	—
Repayments of long-term borrowings	(3)	(5)
Net change subordinated debt issuance costs	41	—
Net issuance to employee stock plans	403	547
Cash dividends paid on common stock	(3,943)	(3,603)
Net cash provided by (used in) financing activities	11,171	(3,701)

Net change in cash and cash equivalents	(9,593)	(139,340)
Cash and cash equivalents at beginning of year	92,295	250,389
Cash and cash equivalents at end of period	$82,702	$111,049

Supplemental cash flow information:
Interest paid	$9,417	$1,717
Income taxes paid, net	5,219	1,073

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.          BASIS OF PRESENTATION

The consolidated financial statements (unaudited) (the “financial statements”) of Bar Harbor Bankshares and its subsidiaries (the “Company,” “we,” “our,” “us” or similar terms) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Maine Financial Institution Holding Company for the purposes of the laws of the State of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. These financial statements include our accounts, the accounts of our wholly owned subsidiary Bar Harbor Bank & Trust (the “Bank”) and the Bank’s consolidated subsidiaries. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly owned and majority owned subsidiaries are consolidated unless GAAP requires otherwise.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures in the Form 10-K previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

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
Standards Adopted in 2023
ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures

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

		January 1, 2023	The adoption of this ASU did not have a material impact on our consolidated financial statements.
Standards Not Yet Adopted
ASU 2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.

		December 15, 2023, including interim periods within the fiscal year	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2023
Mortgage-backed securities:
US Government-sponsored enterprises	$245,482	$41	$(31,223)	$214,300
US Government agency	91,092	43	(10,197)	80,938
Private label	62,101	34	(3,635)	58,500
Obligations of states and political subdivisions thereof	122,686	5,543	(17,064)	111,165
Corporate bonds	101,505	17	(9,385)	92,137
Total securities available for sale	$622,866	$5,678	$(71,504)	$557,040

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$249,838	$14	$(34,825)	$215,027
US Government agency	93,010	21	(10,765)	82,266
Private label	64,056	34	(3,936)	60,154
Obligations of states and political subdivisions thereof	121,939	7,149	(21,351)	107,737
Corporate bonds	102,505	33	(8,206)	94,332
Total securities available for sale	$631,348	$7,251	$(79,083)	$559,516

Credit Quality Information

We monitor the credit quality of available for sale debt securities through credit ratings from various rating agencies and substantial price changes. In an effort to make informed decisions, we utilize credit ratings that express opinions about the credit quality of a security.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

As of March 31, 2023 and December 31, 2022, we carried no allowance on available for sale debt securities in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at March 31, 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$195	$196
Over 1 year to 5 years	37,278	34,483
Over 5 years to 10 years	57,610	57,009
Over 10 years	129,108	111,614
Total bonds and obligations	224,191	203,302
Mortgage-backed securities	398,675	353,738
Total securities available for sale	$622,866	$557,040

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Gross gains on sales of available for sale securities	$34	$9
Gross losses on sales of available for sale securities	—	—
Net gains on sale of available for sale securities	$34	$9

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2023
Mortgage-backed securities:
US Government-sponsored enterprises	$1,324	$35,076	$29,899	$174,319	$31,223	$209,395
US Government agency	834	22,846	9,363	53,711	10,197	76,557
Private label	5	94	3,630	58,372	3,635	58,466
Obligations of states and political subdivisions thereof	184	9,439	16,880	94,281	17,064	103,720
Corporate bonds	3,877	43,045	5,508	45,992	9,385	89,037
Total securities available for sale	$6,224	$110,500	$65,280	$426,675	$71,504	$537,175

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$7,005	$82,483	$27,820	$127,745	$34,825	$210,228
US Government agency	2,902	42,865	7,863	34,988	10,765	77,853
Private label	841	15,694	3,095	44,396	3,936	60,090
Obligations of states and political subdivisions thereof	7,990	48,799	13,361	55,702	21,351	104,501
Corporate bonds	4,733	65,279	3,473	25,027	8,206	90,306
Total securities available for sale	$23,471	$255,120	$55,612	$287,858	$79,083	$542,978

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of March 31, 2023, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at March 31, 2023:

US Government-sponsored enterprises

466 out of the total 516 securities in our portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 12.98% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

139 out of the total 160 securities in our portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 11.75% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

26 of the total 28 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 5.85% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

53 of the total 76 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.81% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we think the bonds in this portfolio carry minimal risk of default, and we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

30 out of the total 33 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 9.53% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	March 31,	December 31,
(in thousands)	2023	2022
Commercial construction	$132,960	$117,577
Commercial real estate owner occupied	261,365	244,814
Commercial real estate non-owner occupied	1,149,030	1,146,674
Tax exempt	43,253	42,879
Commercial and industrial	298,384	297,112
Residential real estate	961,701	954,968
Home equity	89,777	90,865
Consumer other	7,535	7,801
Total loans	2,944,005	2,902,690
Allowance for credit losses	26,607	25,860
Net loans	$2,917,398	$2,876,830

Total unamortized net costs and premiums included in loan totals were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Net unamortized loan origination costs	$3,233	$3,184
Net unamortized fair value discount on acquired loans	(3,339)	(3,506)
Total	$(106)	$(322)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2023 and December 31, 2022, accrued interest receivable for loans totaled $11.2 million and $10.7 million, respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

Commercial real estate owner occupied and non-owner occupied - Loans in these segments are primarily owner-occupied or income-producing properties.  Loans to Real Estate Investment Trusts and unsecured loans to developers that closely correlate to the inherent risk in commercial real estate markets are also included.  Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.  Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.

Tax Exempt - Loans in this segment primarily include loans to various state and municipal government entities. Loans made to these borrowers may provide us with tax-exempt income. While governed and underwritten similar to commercial loans they do have unique requirements based on established polices. Almost all state and municipal loans are considered a general obligation of the issuing entity. Given the size of many municipal borrowers, borrowings are normally not rated by major rating agencies.

Commercial and industrial loans - Loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment in this segment.  Generally loans are secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.  Some loans in this category may be unsecured or guaranteed by government agencies such as the U.S. Small Business Administration.  Loans are primarily paid by the operating cash flow of the borrower.

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

The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off.  The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans.

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended March 31, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$455	$3,034
Commercial real estate owner occupied	2,189	—	—	159	2,348
Commercial real estate non-owner occupied	9,341	—	—	3	9,344
Tax exempt	93	—	—	—	93
Commercial and industrial	3,493	(1)	6	117	3,615
Residential real estate	7,274	(4)	8	27	7,305
Home equity	811	—	2	(21)	792
Consumer other	80	(63)	1	58	76
Total	$25,860	$(68)	$17	$798	$26,607

	At or for the Three Months Ended March 31, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$(1,110)	$1,001
Commercial real estate owner occupied	2,751	—	54	(132)	2,673
Commercial real estate non-owner occupied	5,650	—	—	1,357	7,007
Tax exempt	86	—	—	(86)	—
Commercial and industrial	5,369	—	25	(655)	4,739
Residential real estate	5,862	(15)	91	940	6,878
Home equity	814	(2)	5	10	827
Consumer other	75	(66)	3	53	65
Total	$22,718	$(83)	$178	$377	$23,190

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the ACL on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Beginning Balance	$3,910	$2,152
Provision for credit losses	(175)	30
Ending Balance	$3,735	$2,182

Loan Origination/Risk Management: We have certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. Our Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, and concentration of credit, loan delinquencies, non-performing loans and potential problem loans. We seek to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

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

Loss: Loans we consider as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this worthless asset even though partial recovery may be effected in the future. Losses are taken in the period in which they are determined to be uncollectible.

The following table presents our loans by year of origination, loan segmentation and risk indicator as of March 31, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$375	$67,868	$36,035	$3,541	$—	$954	$108,773
Special mention	—	—	—	24,187	—	—	24,187
Substandard	—	—	—	—	—	—	—
Total	$375	$67,868	$36,035	$27,728	$—	$954	$132,960
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$2,829	$30,185	$23,375	$22,719	$30,348	$146,061	$255,517
Special mention	—	—	—	240	659	531	1,430
Substandard	—	—	—	—	—	4,282	4,282
Doubtful	—	—	—	—	—	136	136
Total	$2,829	$30,185	$23,375	$22,959	$31,007	$151,010	$261,365
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$2,795	$372,122	$228,413	$144,782	$89,518	$270,794	$1,108,424
Special mention	—	—	21,498	—	—	4,135	25,633
Substandard	—	—	—	—	115	14,722	14,837
Doubtful	—	—	—	—	—	136	136
Total	$2,795	$372,122	$249,911	$144,782	$89,633	$289,787	$1,149,030
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$2	$10,612	$946	$247	$714	$30,732	$43,253
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$2	$10,612	$946	$247	$714	$30,732	$43,253
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$14,313	$74,242	$26,272	$59,235	$29,188	$88,912	$292,162
Special mention	45	1,403	—	48	956	735	3,187
Substandard	—	102	142	120	335	2,336	3,035
Doubtful	—	—	—	—	—	—	—
Total	$14,358	$75,747	$26,414	$59,403	$30,479	$91,983	$298,384
Current period gross write-offs	—	—	—	—	—	1	1

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Residential real estate
Performing	$21,385	$196,948	$176,209	$109,432	$67,756	$385,905	$957,635
Nonperforming	—	—	43	—	48	3,975	4,066
Total	$21,385	$196,948	$176,252	$109,432	$67,804	$389,880	$961,701
Current period gross write-offs	—	—	—	—	—	4	4

Home equity
Performing	$3,428	$18,315	$10,306	$7,383	$5,953	$43,459	$88,844
Nonperforming	—	—	—	—	—	933	933
Total	$3,428	$18,315	$10,306	$7,383	$5,953	$44,392	$89,777
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$1,862	$2,659	$1,150	$718	$181	$961	$7,531
Nonperforming	—	—	—	4	—	—	4
Total	$1,862	$2,659	$1,150	$722	$181	$961	$7,535
Current period gross write-offs	—	52	8	2	—	$1	63

Total Loans	$47,034	$774,456	$524,389	$372,656	$225,771	$999,699	$2,944,005

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2022:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$49,722	$38,837	$2,865	$1,011	$964	$—	$93,399
Special mention	—	—	24,178	—	—	—	24,178
Substandard	—	—	—	—	—	—	—
Total	$49,722	$38,837	$27,043	$1,011	$964	$—	$117,577

Commercial real estate owner occupied
Risk rating:
Pass	$22,371	$11,290	$23,014	$31,352	$46,398	$103,295	$237,720
Special mention	—	—	243	666	173	1,870	2,952
Substandard	—	—	—	—	77	3,924	4,001
Doubtful	—	—	—	—	—	141	141
Total	$22,371	$11,290	$23,257	$32,018	$46,648	$109,230	$244,814

Commercial real estate non-owner occupied
Risk rating:
Pass	$370,856	$228,414	$145,096	$88,111	$35,213	$238,395	$1,106,085
Special mention	—	21,390	—	127	911	16,612	39,040
Substandard	—	—	—	—	—	1,404	1,404
Doubtful	—	—	—	—	—	145	145
Total	$370,856	$249,804	$145,096	$88,238	$36,124	$256,556	$1,146,674

Tax exempt
Risk rating:
Pass	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879

Commercial and industrial
Risk rating:
Pass	$83,151	$26,948	$62,835	$27,491	$9,511	$81,316	$291,252
Special mention	1,450	—	53	803	201	619	3,126
Substandard	—	113	111	65	299	2,106	2,694
Doubtful	—	—	—	—	—	40	40
Total	$84,601	$27,061	$62,999	$28,359	$10,011	$84,081	$297,112

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Residential real estate
Performing	$195,320	$177,480	$111,021	$69,170	$47,797	$349,795	$950,583
Nonperforming	—	45	—	49	641	3,650	4,385
Total	$195,320	$177,525	$111,021	$69,219	$48,438	$353,445	$954,968

Home equity
Performing	$17,107	$10,638	$8,139	$6,830	$6,997	$40,191	$89,902
Nonperforming	—	—	—	—	—	963	963
Total	$17,107	$10,638	$8,139	$6,830	$6,997	$41,154	$90,865

Consumer other
Performing	$4,321	$1,341	$863	$265	$64	$942	$7,796
Nonperforming	—	—	5	—	—	—	5
Total	$4,321	$1,341	$868	$265	$64	$942	$7,801

Total Loans	$752,984	$517,516	$378,675	$226,712	$162,477	$864,326	$2,902,690

Past Dues

The following is a summary of past due loans for the periods ended:

	March 31, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$132,960	$132,960
Commercial real estate owner occupied	197	227	308	732	260,633	261,365
Commercial real estate non-owner occupied	352	—	133	485	1,148,545	1,149,030
Tax exempt	—	—	—	—	43,253	43,253
Commercial and industrial	261	281	134	676	297,708	298,384
Residential real estate	5,325	393	1,728	7,446	954,255	961,701
Home equity	821	—	276	1,097	88,680	89,777
Consumer other	14	9	—	23	7,512	7,535
Total	$6,970	$910	$2,579	$10,459	$2,933,546	$2,944,005

	December 31, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$117,577	$117,577
Commercial real estate owner occupied	385	—	—	385	244,429	244,814
Commercial real estate non-owner occupied	45	145	139	329	1,146,345	1,146,674
Tax exempt	—	—	—	—	42,879	42,879
Commercial and industrial	169	—	9	178	296,934	297,112
Residential real estate	803	348	2,029	3,180	951,788	954,968
Home equity	216	160	246	622	90,243	90,865
Consumer other	41	8	—	49	7,752	7,801
Total	$1,659	$661	$2,423	$4,743	$2,897,947	$2,902,690

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	March 31, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	432	362	—
Commercial real estate non-owner occupied	529	396	—
Tax exempt	—	—	—
Commercial and industrial	1,832	138	—
Residential real estate	4,066	1,181	93
Home equity	933	51	45
Consumer other	4	—	—
Total	$7,796	$2,128	$138

	December 31, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	439	360	—
Commercial real estate non-owner occupied	550	411	—
Tax exempt	—	—	—
Commercial and industrial	207	145	—
Residential real estate	4,385	1,361	202
Home equity	963	57	14
Consumer other	5	—	—
Total	$6,549	$2,334	$216

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	March 31, 2023		December 31, 2022
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	432	—	439	—
Commercial real estate non-owner occupied	529	—	550	—
Tax exempt	—	—	—	—
Commercial and industrial	222	1,610	91	116
Residential real estate	4,066	—	4,385	—
Home equity	933	—	963	—
Consumer other	4	—	5	—
Total	$6,186	$1,610	$6,433	$116

Loan Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, we no longer establish a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective category and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the ACL.

These modifications typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. There were no qualifying modifications for the three months ended March 31, 2023 and 2022.

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of March 31, 2023 and December 31, 2022 totaled $570 thousand and $253 thousand, respectively.

Mortgage Banking

Loans held for sale at March 31, 2023 had an unpaid principal balance of $463 thousand and there were no loans held for sale as of December 31, 2022.  The interest rate exposure on loans held for sale is mitigated through forward delivery commitments with certain approved secondary market investors. We had no open forward delivery commitments at March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, we sold $691 thousand and $22.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net loss on sale of loans (net of costs, including direct and indirect origination costs) of $8 thousand and a gain of $182 thousand, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at March 31, 2023 and December 31, 2022 are summarized, as follows:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$322,925	4.96%	$318,000	3.84%
Other borrowings	12,734	0.13	13,369	0.13
Total short-term borrowings	335,659	2.86	331,369	2.20
Long-term borrowings
Advances from the FHLB	2,585	0.48	2,588	0.48
Subordinated borrowings	60,330	6.01	60,289	4.95
Total long-term borrowings	62,915	5.78	62,877	4.76
Total	$398,574	3.15%	$394,246	2.45%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2023 and December 31, 2022.

We have the capacity to borrow funds on a secured basis utilizing the Bank Term Funding Program, the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2023, our available secured line of credit at the FRB was $177.5 million. We have pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended March 31, 2023 and December 31, 2022.

We maintain, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of March 31, 2023 and December 31, 2022. There was no outstanding balance on the line of credit as of March 31, 2023 and December 31, 2022.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at March 31, 2023 include no callable advances and amortizing advances of $285 thousand. There were no callable advances outstanding and $288 thousand of amortizing advances at December 31, 2022. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2023 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2023	$322,925	4.96%
2024	2,300	—
2025	—	—
2026	—	—
2027	—	—
Thereafter	285	4.32
Total FHLB advances	$325,510	4.93%

On November 26, 2019, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which we sold and issued $40.0 million in aggregate principal amount of subordinated notes due 2029 (the “Notes”). The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (SOFR) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $291 thousand as of March 31, 2023 and $331 thousand net of amortization as of December 31, 2022, that are netted against the subordinated debt.

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

(in thousands)	March 31, 2023	December 31, 2022
Customer Repurchase Agreements
US Government-sponsored enterprises	$12,734	$13,369
Total	$12,734	$13,369

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2023	December 31, 2022
Time less than $100,000	$215,300	$157,263
Time $100,000 through $250,000	126,907	118,655
Time $250,000 or more	62,039	47,521
Total	$404,246	$323,439

At March 31, 2023 and December 31, 2022, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2023	December 31, 2022
Within 1 year	$342,053	$262,338
Over 1 year to 2 years	41,116	37,937
Over 2 years to 3 years	11,416	12,936
Over 3 years to 4 years	4,880	5,410
Over 4 years to 5 years	4,381	4,319
Over 5 years	400	499
Total	$404,246	$323,439

Included in time deposits are brokered deposits of $68.2 million and $15.1 million at March 31, 2023 and December 31, 2022, respectively. Also included in time deposits are reciprocal deposits of $25.3 million and $27.4 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	March 31, 2023
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$427,290	13.65%	$250,436	8.00%
Common equity tier 1 capital to risk-weighted assets	336,331	10.74	140,871	4.50
Tier 1 capital to risk-weighted assets	347,133	11.40	182,662	6.00
Tier 1 capital to average assets (leverage ratio)	347,133	9.33	148,896	4.00

Bank
Total capital to risk-weighted assets	$419,780	13.50%	$248,747	8.00%
Common equity tier 1 capital to risk-weighted assets	389,441	11.24	155,897	4.50
Tier 1 capital to risk-weighted assets	389,441	11.24	207,863	6.00
Tier 1 capital to average assets (leverage ratio)	389,441	10.57	147,326	4.00

	December 31, 2022
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$416,900	13.50%	$247,041	8.00%
Common equity tier 1 capital to risk-weighted assets	326,513	10.57	138,960	4.50
Tier 1 capital to risk-weighted assets	347,133	11.24	185,281	6.00
Tier 1 capital to average assets (leverage ratio)	347,133	9.21	150,772	4.00

Bank
Total capital to risk-weighted assets	$410,053	13.29%	$246,812	8.00%
Common equity tier 1 capital to risk-weighted assets	380,286	12.33	138,832	4.50
Tier 1 capital to risk-weighted assets	380,286	12.33	185,110	6.00
Tier 1 capital to average assets (leverage ratio)	380,286	10.10	150,655	4.00

In order to be classified as “well-capitalized” under the relevant regulatory framework, (i) the Company must, on a consolidated basis, maintain a total risk-based capital ratio of 10.00% or greater and a Tier 1 risk-based capital ratio of 6.00% or greater; and (ii) the Bank must maintain a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a common equity Tier 1 capital ratio of 6.50% or greater, and a leverage ratio of 5.00% or greater. At each date shown in the tables above, the Company and the Bank met the conditions to be classified as “well-capitalized” under the relevant regulatory framework.

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive income is, as follows:

(in thousands)	March 31, 2023	December 31, 2022
Accumulated other comprehensive income, before tax:
Net unrealized loss on AFS securities	$(65,826)	$(71,832)
Net unrealized loss on hedging derivatives	(1,566)	(2,333)
Net unrealized loss on post-retirement plans	(1,675)	(1,691)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized loss on AFS securities	15,180	16,586
Net unrealized loss on hedging derivatives	361	539
Net unrealized loss on post-retirement plans	375	391
Accumulated other comprehensive loss	$(53,151)	$(58,340)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2023
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$6,040	$(1,414)	$4,626
Less: reclassification adjustment for gains (losses) realized in net income	34	(8)	26
Net unrealized gain on AFS securities	6,006	(1,406)	4,600

Net unrealized loss on hedging derivatives:
Net unrealized gain arising during the period	767	(178)	589
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	767	(178)	589

Other comprehensive income (loss)	$6,773	$(1,584)	$5,189

Three Months Ended March 31, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(28,835)	$6,632	$(22,203)
Less: reclassification adjustment for gains (losses) realized in net income	9	(2)	7
Net unrealized gain on AFS securities	(28,844)	6,634	(22,210)

Net unrealized loss on derivative hedgess:
Net unrealized loss arising during the period	(1,881)	433	(1,448)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow derivative hedges	(1,881)	433	(1,448)

Other comprehensive (loss) income	$(30,725)	$7,067	$(23,658)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three months ended March 31, 2023 and 2022:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended March 31, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive loss before reclassifications	4,626	589	—	5,215
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive income	4,600	589	—	5,189
Balance at end of period	$(50,646)	$(1,205)	$(1,300)	$(53,151)

Three Months Ended March 31, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(22,203)	(1,448)	—	(23,651)
Less: amounts reclassified from accumulated other comprehensive income	7	—	—	7
Total other comprehensive loss	(22,210)	(1,448)	—	(23,658)
Balance at end of period	$(20,225)	$(578)	$(552)	$(21,355)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three months ended March 31, 2023 and 2022:

			Affected Line Item where
(in thousands)	2023	2022	Net Income is Presented
Net realized gains on AFS securities:
Before tax (1)	$34	$9	Non-interest income
Tax effect	(8)	(2)	Tax expense
Total reclassifications for the period	$26	$7

			Affected Line Item where
(in thousands)	2023	2022	Net Income is Presented
Net realized loss on hedging derivatives:
Before tax	$—	$—	Non-interest income
Tax effect	—	—	Tax expense
Total reclassifications for the period	$—	$—
(1)	Net realized gains before tax include $34 thousand realized gains for the three months ended March 31, 2023 and no gross realized losses. Net realized gains before tax include $9 thousand realized gains for the three months ended March 31, 2022 and no gross realized losses.

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2023	2022
Net income	$13,012	$9,112

Average number of basic common shares outstanding	15,109,847	15,010,834
Plus: dilutive effect of stock options and awards outstanding	80,242	90,951
Average number of diluted common shares outstanding(1)	15,190,089	15,101,785

Earnings per share:
Basic	$0.86	$0.61
Diluted	0.86	0.60
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at March 31, 2023 and December 31, 2022:

	March 31, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	1.8	$4,184	Other assets
Interest rate swap on variable rate loans	50,000	3.0	(4,170)	Other liabilities
Total cash flow hedges	125,000		14

Fair value hedges:
Interest rate swap on securities	37,190	6.3	3,952	Other assets
Total fair value hedges	37,190		3,952

Economic hedges:
Customer Loan Swaps-MNA Counterparty	192,269	5.5	(16,375)	Other liabilities
Customer Loan Swaps-RPA Counterparty	112,836	5.7	(23)	Other liabilities
Customer Loan Swaps-Customer	305,105	5.6	16,398	Other assets
Total economic hedges	610,210		—

Non-hedging derivatives:
Interest rate lock commitments	552	0.2	8	Other assets
Total non-hedging derivatives	552		8

Total	$772,952		$3,974

	December 31, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	2.0	$4,978	Other assets
Interest rate swap on variable rate loans	50,000	3.2	(4,941)	Other liabilities
Total cash flow hedges	125,000		37

Fair value hedges:
Interest rate swap on securities	37,190	6.6	4,774	Other assets
Total fair value hedges	37,190		4,774

Economic hedges:
Forward sale commitments	—	—	—	Other assets
Customer Loan Swaps-MNA Counterparty	191,987	5.8	(20,287)	Other liabilities
Customer Loan Swaps-RPA Counterparty	113,928	6.0	—	Other liabilities
Customer Loan Swaps-Customer	305,914	5.9	20,287	Other assets
Total economic hedges	611,829		—

Non-hedging derivatives:
Interest rate lock commitments	—	—	—	Other assets
Total non-hedging derivatives	—		—

Total	$774,019		$4,811

As of March 31, 2023 and December 31, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
March 31, 2023
Interest rate swap on securities	Securities Available for Sale	$31,658	$(5,532)

December 31, 2022
Interest rate swap on securities	Securities Available for Sale	$41,964	$4,774

Information about derivative assets and liabilities for the three months ended March 31, 2023 and March 31, 2022, follows:

	Three Months Ended March 31, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(610)	Interest expense	$—	Interest expense	$664
Interest rate swap on variable rate loans	592	Interest income	—	Interest income	(466)
Total cash flow hedges	(18)		—		198

Fair value hedges:
Interest rate swap on securities	607	Interest income	—	Interest income	286
Total fair value hedges	607		—		286

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	—
Total economic hedges	—		—		—

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	8
Total non-hedging derivatives	—		—		8

Total	$589		$—		$492

	Three Months Ended March 31, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$2,191	Interest expense	$—	Interest expense	$(113)
Interest rate swap on variable rate loans	(1,798)	Interest income	—	Interest income	16
Total cash flow hedges	393		—		(97)

Fair value hedges:
Interest rate swap on securities	(1,841)	Interest income	—	Interest income	(135)
Total economic hedges	(1,841)		—		(135)

Economic hedges:
Forward commitments	—	Other income	—	Non-interest income	186
Total economic hedges	—		—		186

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Non-interest income	(288)
Total non-hedging derivatives	—		—		(288)

Total	$(1,448)		$—		$(334)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$34,560	$5,791	$5,265	$4,180	$9,184

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	664	—
Interest rate swap on variable rate loans	(466)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	286	—	—	—

	Three Months Ended March 31, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$22,671	$3,826	$1,189	$1,010	$9,309

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(113)	—
Interest rate swap on variable rate loans	16	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(135)	—	—	—

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2023 and 2022:

	Location of Gain (Loss) Recognized	Three Months Ended March 31,
(In thousands)	in Non-interest Income	2023	2022
Derivatives not designated as hedging instruments
Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	$8	$(288)

Cash flow hedges

Interest rate swaps on wholesale funding

As of March 31, 2023, we have two interest rate swaps on wholesale borrowings to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered into in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the three-month LIBOR rate. We designated the swaps as cash flow hedges.

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

Economic hedges

Forward sale commitments

We utilize forward sale commitments on residential mortgage loans to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans originated for sale. The forward sale commitments are accounted for as derivatives. We typically use a combination of best efforts and mandatory delivery contracts. The contracts are loan sale agreements where we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. Generally, we enter into contracts just prior to the loan closing with a customer. As of March 31, 2023, there were no forward sale commitments.

Customer loan derivatives

We enter into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. We mitigate this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free standing derivatives and are recorded at fair value in our consolidated balance sheet. We are party to MNAs with our financial institutional counterparties; however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The MNAs provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of March 31, 2023
Customer Loan Derivatives:
MNA counterparty	$(16,375)	$16,375	$—	$—
RPA counterparty	(23)	23	—	—
Total	$(16,398)	$16,398	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2022
Customer Loan Derivatives:
MNA counterparty	$(20,287)	$20,287	$—	$—
RPA counterparty	—	—	—	—
Total	$(20,287)	$20,287	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$214,300	$—	$214,300
US Government agency	—	80,938	—	80,938
Private label	—	58,500	—	58,500
Obligations of states and political subdivisions thereof	—	111,165	—	111,165
Corporate bonds	—	92,137	—	92,137
Loans held for sale	—	463	—	463
Derivative assets	—	24,534	8	24,542
Derivative liabilities	—	(20,568)	—	(20,568)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$215,027	$—	$215,027
US Government agency	—	82,266	—	82,266
Private label	—	60,154	—	60,154
Obligations of states and political subdivisions thereof	—	107,737	—	107,737
Corporate bonds	—	94,332	—	94,332
Loans held for sale	—	—	—	—
Derivative assets	—	30,039	—	30,039
Derivative liabilities	—	(25,228)	—	(25,228)

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

Customer Loan Derivatives. The valuation of our customer loan derivatives is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, we have considered the impact of MNAs and any applicable credit enhancements, such as collateral postings.

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of March 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended March 31, 2023
Balance at beginning of period	$—	$—
Realized loss recognized in non-interest income	8	—
Balance at end of period	$8	$—

Three Months Ended March 31, 2022
Balance at beginning of period	$283	$15
Realized gain recognized in non-interest income	(288)	186
Balance at end of period	$(5)	$201

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value
(in thousands,	March 31,	Valuation	Unobservable	Unobservable
except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$8	Pull-through Rate Analysis	Closing Ratio	76%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%
Total	$8

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

	March 31, 2023	December 31, 2022	March 31, 2023	Fair Value Measurement Date as of March 31, 2023
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$15,513	$16,477	$(964)	March 2023
Capitalized servicing rights	6,570	6,845	(275)	March 2023
Premises held for sale	252	252	—	March 2023
Total	$22,335	$23,574	$(1,239)

There are no liabilities measured at fair value on a non-recurring basis in 2023 and 2022.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value March 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$11,945	Fair value of collateral-appraised value	Loss severity	10% to 70%
			Appraised value	$80 to $2,941

Individually evaluated loans	3,568	Discount cash flow	Discount rate	3.38% to 6.38%
			Cash flows	$3 to $707

Capitalized servicing rights	6,570	Discounted cash flow	Constant prepayment rate	7.19%
			Discount rate	9.54%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$22,335
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$13,587	Fair value of collateral-appraised value	Loss severity	1% to 40%
			Appraised value	$80 to $3,859

Individually evaluated loans	2,890	Discount cash flow	Discount rate	3.63% to 6.38%
			Cash flows	$100 to $539

Capitalized servicing rights	6,845	Discounted cash flow	Constant prepayment rate	7.29%
			Discount rate	9.54%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$23,574
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2023 and December 31, 2022.

Individually evaluated loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, we record non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, non-recurring fair value measurement adjustments relating to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral supporting commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of March 31, 2023 and December 31, 2022.

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

	March 31, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$82,702	$82,702	$82,702	$—	$—
Securities available for sale	557,040	557,040	—	557,040	—
FHLB stock	15,718	15,718	—	15,718	—
Loans held for sale	463	463	—	463	—
Net loans	2,917,398	2,789,397	—	—	2,789,397
Accrued interest receivable	4,747	4,747	—	4,747	—
Cash surrender value of bank-owned life insurance policies	78,436	8,436	—	8,436	—
Derivative assets	24,542	24,542	—	24,534	8

Financial Liabilities
Non-maturity deposits	$2,649,568	$2,306,918	$—	$2,306,918	$—
Time deposits	404,246	395,594	—	395,594	—
Securities sold under agreements to repurchase	12,733	12,733	—	12,733	—
FHLB advances	325,511	325,334	—	325,334	—
Subordinated borrowings	60,330	66,981	—	66,981	—
Derivative liabilities	20,568	20,568	—	20,568	—

	December 31, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,295	$92,295	$92,295	$—	$—
Securities available for sale	559,516	559,516	—	559,516	—
FHLB stock	14,893	14,893	—	14,893	—
Loans held for sale	—	—	—	—	—
Net loans	2,902,690	2,774,863	—	—	2,774,863
Accrued interest receivable	4,257	4,257	—	4,257	—
Cash surrender value of bank-owned life insurance policies	81,197	81,197	—	81,197	—
Derivative assets	30,039	30,039	—	30,039	—

Financial Liabilities
Non-maturity deposits	$2,719,992	$2,309,555	$—	$2,309,555	$—
Time deposits	323,439	315,180	—	315,180	—
Securities sold under agreements to repurchase	13,369	13,369	—	13,369	—
FHLB advances	320,588	320,244	—	320,244	—
Subordinated borrowings	60,289	66,846	—	66,846	—
Derivative liabilities	25,228	25,228	—	25,228	—

NOTE 10.           REVENUE FROM CONTRACTS WITH CUSTOMERS

We account for our various non-interest revenue streams and related contracts in accordance with “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 is based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. Revenue is recognized when we satisfy our performance obligation, which is generally when services are rendered and can be either satisfied at a point in time or over time. We recognize revenue at a point in time that is transactional in nature. We recognize revenue over time that is earned as services are performed and performance obligations are satisfied over time.

A substantial portion of our revenue is specifically excluded from the scope of ASC 606. This exclusion is associated with financial instruments, including interest income on loans and investment securities, in addition to loan derivative income and gains on loan and investment sales.

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended March 31,
(in thousands)	2023	2022
Non-interest income within the scope of ASC 606:
Trust management fees	$3,091	$3,403
Financial services fees	464	351
Interchange fees	2,010	1,973
Customer deposit fees	1,429	1,372
Other customer service fees	238	271
Total non-interest income within the scope of ASC 606	7,232	7,370
Total non-interest income not within the scope of ASC 606	1,952	1,939
Total non-interest income	$9,184	$9,309

	Three Months Ended March 31,
(in thousands)	2023	2022
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,950	$3,757
Products and services transferred over time	3,282	3,613
Total	$7,232	$7,370

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	March 31, 2023	December 31, 2022
Balances from contracts with customers only:
Other Assets	$1,121	$1,211
Other Liabilities	2,285	2,345

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

Costs to Obtain and Fulfill a Contract

We currently expense contract costs for processing and administrative fees for debit card transactions. We also expense custody fees and transactional costs associated with securities transactions as well as third-party tax preparation fees. We have elected the practical expedient in ASC 340-40-25-4, whereby we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets we otherwise would have recognized is one year or less.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2023 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please refer to "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

NON-GAAP FINANCIAL MEASURES

Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Form 10-Q that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Form 10-Q may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Form 10-Q when comparing such non-GAAP financial measures.

Recent Banking Crisis

In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, we continue to position our balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve our clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 17% of total assets at March 31, 2023. We maintain the ability to access considerable sources of contingent liquidity at the FHLB and the FRB. We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with ratios of the Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” on the Consolidated Financial Statements.
●	Asset quality remains solid, with a non-performing asset ratio of 0.20% of total assets as of March 31, 2023 and net charge-offs of 0.01% annualized for the period, reflecting our disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises.

We will continue our safe and sound banking practices, but the continuing impact of the crisis and further extent on the Company's operations and financial results for the remainder of 2023 is uncertain and cannot be predicted.

QUARTERLY PERFORMANCE SUMMARY

Earnings (first quarter of 2023, compared to the same period of 2022)

●	Net income was $13.0 million, an increase of 43%. The increase is primarily due to a benefit to net interest income as our assets repriced to higher rates while non-interest expenses increased a modest 4%.

●	Diluted earnings per share was $0.86, an increase of $0.26. The increase included $0.04 from one-time benefits from bank-owned life insurance policies (“BOLI”).

●	Return on assets increased to 1.36%, or 1.29% excluding one-time benefits from BOLI policies, from 1.00%. Return on equity was 12.96% compared to 8.89%. Both ratios include the benefit of higher net income and lower average balances related to unrealized losses on securities as noted below under the “Financial Position” section.

●	Net interest income was $30.9 million, an increase of 27%. Net interest margin (“NIM”) was 3.54%, an increase of 59 basis points from the same period in 2022. The increase was driven by significant loan growth and the repricing on a majority of our variable rate loans to the most recent Federal Reserve hikes while managing deposit costs at a relationship level. Since the Federal Reserve started the cycle of interest rate hikes, our accumulated deposit beta stands at 14% at quarter-end.

●	The provision for credit losses was an expense of $798 thousand compared with $377 thousand. The provisions in both periods were mostly driven by loan growth, along with using more conservative loss factors in the current year quarter to coincide with developing economic conditions.

●	Non-interest income was $9.2 million compared to $9.3 million. Current quarter income included a $622 thousand in non-time benefits from BOLI policies, which was offset by lower trust and investment management fee income and mortgage banking income due to current market conditions.

●	Non-interest expense was $22.7 million versus $21.9 million. The increase is primarily due to higher salaries and employee benefit expenses reflecting a full quarter impact of annual adjustments made in the second quarter of 2022.

●	Efficiency ratio improved to 55% from 62% reflecting higher revenue and our disciplined approach to expense management.

Financial Position (March 31, 2023, compared to December 31, 2022)

●	Total assets increased $18.7 million to $3.9 billion mainly due to loan growth.

●	Cash and cash equivalents decreased to $82.7 million, from $92.3 million principally due to self-funding loan growth with support from wholesale borrowings.

●	Securities were $572.8 million, or 15% of total assets, compared to $574.4 million, or 16% of total assets. Net unrealized losses improved to $65.8 million from $71.8 million as prevailing market rates for similar duration securities decreased from year-end. Our securities portfolio is highly liquid and is comprised of shorter-term duration securities.

●	Total loans grew 6%, led by commercial loans which increased 8%. We continue to be selective in commercial loan growth with proven business partners and lending limits, representing a mix of real estate loans, commercial and industrial loans, and lines of credit.

●	The ratio of the ACL to total loans was 0.90% compared with 0.89%. Net charge-offs continue to be insignificant.

●	Total deposits increased $10.4 million to $3.1 billion. Time deposits increased $80.8 million, including $53.1 million of brokered accounts, while non-maturity deposit balances decreased $70.4 million, which is consistent with the seasonal downward trends we normally experience in larger business accounts.

●	Borrowings were essentially flat, $398.6 million compared to $394.2 million, as cash and use of brokered deposits were used to grow loans during the quarter.

●	Total book value per share was $27.00 compared to $26.09. Net income less dividends during the first quarter 2023 increased our book value per share by $0.60 and the improved valuation of our securities portfolio contributed $0.30 per share.

We are honored and proud to be recognized by Forbes as one of the “World’s Best Banks” in the first quarter of 2023, based largely on service and trust metrics. Of the 75 U.S.-based banks to make the list, Bar Harbor Bank & Trust is one of only three banks headquartered in Northern New England. We believe that this recognition is a reflection of our customers’ experience with us and their trust in Bar Harbor Bank & Trust.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2023 AND DECEMBER 31, 2022

Cash and cash equivalents

Total cash and cash equivalents were $82.7 million at March 31, 2023, compared to $92.3 million at year-end. Interest-earning cash held with other banks totaled $44.9 million at March 31, 2023 compared to $52.4 million at year-end 2022 and yielded 4.28% and 4.00%, respectively.

Securities

Securities totaled $572.8 million at March 31, 2023 and were $574.4 million at year-end 2022.  During the first quarter, security purchases totaled $1.0 million and were offset by $11.1 million of maturities, calls and pay-downs of amortizing securities. There were also $1.0 million of purchases of FHLB stock during the first quarter 2023.  Fair value adjustments decreased the security portfolio by $65.8 million at quarter-end compared to a $71.8 million at year-end. The weighted average yield of the securities portfolio was 3.62% at March 31, 2023 compared to 3.58% at year-end. As of quarter-end and year-end, our securities portfolio had an average life of nine years with an effective duration of five years.  All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.

Loans

Loans increased $41.3 million to $2.9 billion at the end of the first quarter 2023. The increase was primarily driven by commercial loans that grew by $35.3 million, of which $19.5 million was with new customers primarily in the finance and real estate and leasing industries. Residential loans grew by annualized growth rate of 4% as we believe it was more profitable to put these higher yield loans on the balance sheet instead of selling them for small gains in the secondary market. Consumer loans dropped by $2.2 million due to run-off of balances associated with the repricing of home equity lines of credit to the higher interest rate environment.

Allowance for Credit Losses

The ACL was $26.6 million at March 31, 2023 compared to $25.9 million at year-end.  The increase ACL balance is largely due to loan growth during the first quarter, however, the ratio of ACL to total loans increased to 0.90% from 0.89%

at year-end due to more refined economic forecasting, especially in the national unemployment figures. Non-accruing loans in the quarter increased $1.3 million from $6.5 million at the end of the fourth quarter primarily due to one lending relationship that is expected to be collected in full. Past due accounts between 30 to 89 days as a percentage of total loans was 0.26% at March 31, 2023 compared to 0.08% at year-end. The increase is largely due to a group of customers that typically make payments about 30 days in arrears, which become overdue when the 31st day lands on a business day. Accordingly, we do not believe the increase is an indication of deteriorated credit quality.

Other Assets

Total other assets decreased $11.1 million to $355.2 million from $366.3 million as of year-end. The decrease is primarily attributed to a $5.5 million decrease in the asset position of the derivative and hedging instruments.  Deferred tax assets, net, decreased $1.6 million due to the improvement in unrealized losses from securities available for sale portfolio during the quarter.

Deposits and Borrowings

Total deposits increased $10.4 million to $3.1 billion at the end quarter. Demand and other non-interest bearing deposits decreased $39.6 million driven by large institutional outflows mainly due to seasonality. While our deposit base does contain some larger institutional accounts, our community banking model caters to the high volume, lower average balance accounts, which generally are less rate sensitive and less likely to run-off.  Time deposits increased $81.0 million due to a shift of interest-bearing deposits to higher interest-bearing accounts, and a $53.1 million increase in brokered deposits. Savings deposits decreased $35.7 million evenly throughout the quarter. Our deposit composition at the end of quarter was 49% commercial customers and 51% consumer customers, compared with 47% and 53%, respectively at year-end.  Our uninsured or otherwise unsecured deposits represents 11% of our total deposits, which ranks us on the low end in risk for the industry, and, specifically, in comparison to others within our footprint.  Total borrowings increased by $4.3 million during the quarter due to support loan growth.

Derivative Financial Instruments and Other Liabilities

Other liabilities totaled $67.7 million compared to $78.7 million at year-end. The $11.1 million decrease primarily reflects a $4.7 million increase in capital commitments on limited partnership investments, a $3.9 million net decrease in customer loan swaps, and a $771.2 thousand variable rate loan hedge decrease due to lower interest rates compared to year-end.

Equity

Total equity was $408.4 million at March 31, 2023 compared with $393.4 million at year-end. Tangible book value per share (non-GAAP) was $18.74 at March 31, 2023 compared with $17.78 at year-end. Equity included net unrealized losses on securities, derivative and pension revaluations, net of tax, totaling a $53.2 million loss at March 31, 2023 compared to a $58.3 million loss at year-end.  Excluding unrealized net losses on securities, our tangible book value per share was $22.08 per share at March 31, 2023 compared with $21.44 per share at year-end, which is an annualized increase of 12%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

Net Interest Income

Net interest income was $30.1 million in the first quarter 2023 compared with $23.9 million in the prior year quarter.  NIM increased to 3.54% in the first quarter 2023 compared to 2.95% in the prior year quarter. The increase was primarily driven by a yield expansion in existing variable rate loans as those repriced to current indexes, which was partially offset by a higher cost of funds. Interest-bearing cash balances reduced NIM by 3 basis points in the first quarter 2023 compared to 12 basis points in the prior year quarter.  The yield on loans was 4.82% in the first quarter 2023, up from 3.54% in the prior year quarter. Costs of interest-bearing liabilities increased to 1.39% in the first quarter 2023 from 0.35% in the first quarter 2022 as our cost of interest-bearing deposits continues to drift higher subsequent to the rate hikes. We also experienced a shift in deposit composition due to time deposits as some customers with excess cash are seeking higher rates. Additionally in the first quarter 2023, we had a heavier reliance on whole-sale borrowings, which have a cost that is almost 200 basis points higher than in the prior year quarter.

Provision for Credit Losses

The provision for credit losses was $798 thousand in the first quarter 2023 compared to $687 thousand in the prior year quarter.  The increase is primarily driven by loan growth and slightly higher provisioning given current market conditions. The ratio of net charge-offs to total loans was 0.01% in the first quarter 2023 compared to a net recovery of 0.01% in the prior year quarter. Net charge-offs have been at historic lows for the past five years, which we believe is due to our underwriting standard and conservative provisioning.

Non-Interest Income

Non-interest income was $9.2 million in the first quarter 2023 compared to $9.3 million in the prior year quarter. Customer service fees grew to $3.7 million in the first quarter 2023 from $3.6 million in the same quarter of 2022 on a higher number of transactional accounts. Wealth management income in the first quarter 2023 was $3.6 million, compared to $3.8 million in prior year quarter due primarily to lower assets under management stemming from a decline in market valuations. Mortgage banking income was $279 thousand in the first quarter of 2023, compared to $624 thousand in the same period of 2022 reflecting fewer sales and increased on balance sheet activity related to higher interest rates.  BOLI income included $622 thousand related to one-time death benefits during the current year quarter.

Non-Interest Expense

Non-interest expense increased to $22.7 million in the first quarter 2023 from $21.9 million in the prior year quarter principally due to higher salary and benefit expense. Salary and benefit expense increased by $624 thousand in the first quarter 2023 due to annual salary adjustments that were effective at the end of the first quarter of 2022, and higher post-retirement expense in 2023 associated with changes to discount rates.

Income Tax Expense

Income tax expense was $3.6 million in the first quarter 2023 compared with $2.2 million in the prior year quarter. The effective tax rate increased to 21.6% in the first quarter 2023 from 19.7% in the prior year quarter due to having a higher level of non-taxed advantaged income in the current year quarter.

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

As of March 31, 2023, available same-day liquidity totaled approximately $566.4 million, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. We had unused borrowing capacity at the FHLB of $255.2 million, unused borrowing capacity at the Federal Reserve of $177.5 million and unused lines of credit totaling $51.0 million, in addition to $82.7 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at March 31, 2023 and December 31, 2022--Equity” for a discussion of shareholders’ equity together with Note 6 “Capital Ratios and Shareholders’ Equity” in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if  as and when declared by our Board of Directors. Dividends to shareholders in the aggregate amount of $3.9 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

Off-Balance Sheet Arrangements

We are, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors.

Our off-balance sheet arrangements are limited to standby letters of credit whereby the Bank guarantees the obligations or performance of certain customers. These letters of credit are sometimes issued in support of third-party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and such letters of credit are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer.

Our off-balance sheet arrangements have not changed materially since previously reported in our Form 10-K.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 – “Basis of Presentation—Recent Accounting Pronouncements” of the Consolidated Financial Statements in this Form 10-Q and Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates” included in our Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2022. Refer to Note 1 – “Basis of Presentation--Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q or prior SEC filings.

	Three Months Ended
	March 31,
	2023	2022
PER SHARE DATA
Net earnings, diluted	$0.86	$0.60
Adjusted earnings, diluted(1)	0.86	0.62
Total book value	27.00	27.11
Tangible book value per share(1)	18.74	18.72
Market price at period end	26.45	28.62
Dividends	0.26	0.24

PERFORMANCE RATIOS(2)
Return on assets	1.36%	1.00%
Adjusted return on assets(1)	1.36	1.02
Pre-tax, pre-provision return on assets	1.81	1.28
Adjusted pre-tax, pre-provision return on assets (1)	1.81	1.31
Return on equity	12.96	8.89
Adjusted return on equity(1)	12.94	9.07
Return on tangible equity	18.97	13.01
Adjusted return on tangible equity(1)	18.94	13.27
Net interest margin, fully taxable equivalent(1) (3)	3.54	2.95
Adjusted net interest margin(1)	3.54	2.93
Efficiency ratio(1)	54.72	62.40

FINANCIAL DATA (In millions)
Total assets	$3,928	$3,692
Total earning assets(4)	3,628	3,367
Total investments	573	611
Total loans	2,944	2,655
Allowance for credit losses	27	23
Total goodwill and intangible assets	125	126
Total deposits	3,054	3,048
Total shareholders' equity	408	407
Net income	13	9
Adjusted income(1)	13	9

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries) (annualized)/average loans	0.01%	(0.01)%
Allowance for credit losses/total loans	0.90	0.87
Loans/deposits	96	87
Shareholders' equity to total assets	10.40	11.02
Tangible shareholders' equity to total tangible assets(1)	7.45	7.88
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of March 31, 2023 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter
(in thousands, except ratios)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	to Date
Commercial real estate	$1,519,219	$1,495,452	$1,421,962	$1,331,860	$1,289,968	6%
Commercial and industrial	364,315	352,735	376,624	360,304	346,394	13
Paycheck Protection Program (PPP)	—	—	—	170	1,126	—
Total commercial loans	1,883,534	1,848,187	1,798,586	1,692,334	1,637,488	8
Total commercial loans, excluding PPP	1,883,534	1,848,187	1,798,586	1,692,164	1,636,362	8

Residential real estate	906,059	898,192	896,618	876,644	868,382	4
Consumer	98,616	100,855	100,822	100,816	96,876	(9)
Tax exempt and other	55,796	55,456	54,338	57,480	51,816	2
Total loans	$2,944,005	$2,902,690	$2,850,364	$2,727,274	$2,654,562	6%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter
(in thousands, except ratios)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	to Date
Demand	$636,710	$676,350	$700,218	$670,268	$653,471	(23)%
NOW	908,483	900,730	918,822	883,239	918,768	3
Savings	628,798	664,514	669,317	663,676	658,834	(21)
Money market	475,577	478,398	513,075	499,456	424,750	(2)
Total non-maturity deposits	2,649,568	2,719,992	2,801,432	2,716,639	2,655,823	(10)
Total time deposits	404,246	323,439	334,248	361,906	391,940	100
Total deposits	$3,053,814	$3,043,431	$3,135,680	$3,078,545	$3,047,763	1%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2023			2022
	Average			Average
(in thousands, except ratios)	Balance	Interest(3)	Yield/Rate(3)	Balance	Interest(3)	Yield/Rate(3)
Assets
Interest-earning deposits with other banks	$19,819	209	4.28	140,383	56	0.16%
Securities available for sale and FHLB stock(2)(3)	643,523	5,807	3.66	629,811	3,963	2.55
Loans:
Commercial real estate	1,505,681	18,862	5.08	1,264,798	10,907	3.50
Commercial and industrial	413,921	6,009	5.89	393,759	3,361	3.46
Paycheck protection program	—	—	—	2,999	196	26.49
Residential	902,348	8,260	3.71	856,252	7,490	3.55
Consumer	100,124	1,572	6.37	97,594	844	3.51
Total loans (1)	2,922,074	34,703	4.82	2,615,402	22,798	3.54
Total earning assets	3,585,416	40,719	4.61	3,385,596	26,817	3.21%
Other assets	299,516			326,422
Total assets	$3,884,932			3,712,018

Liabilities
NOW	$883,134	1,106	0.51	930,556	314	0.14%
Savings	646,291	485	0.30	640,672	137	0.09
Money market	481,951	2,542	2.14	414,130	118	0.12
Time deposits	342,994	1,132	1.34	406,730	620	0.62
Total interest bearing deposits	2,354,370	5,265	0.91	2,392,088	1,189	0.20
Borrowings	398,837	4,180	4.25	178,958	1,010	2.29
Total interest bearing liabilities	2,753,207	9,445	1.39	2,571,046	2,199	0.35%
Non-interest bearing demand deposits	651,885			660,717
Other liabilities	72,693			64,619
Total liabilities	3,477,785			3,296,382

Total shareholders' equity	407,147			415,636

Total liabilities and shareholders' equity	$3,884,932			3,712,018

Net interest spread			3.22			2.86%
Net interest margin			3.54			2.95
Adjusted net interest margin(4)			3.54			2.93
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.
(4)	Adjusted net interest margin excludes PPP loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended March 31,
(in thousands)	Calculations	2023	2022
Net income		$13,012	$9,112
Non-recurring items:
Gain on sale of securities, net		(34)	(9)
Gain on sale of premises and equipment, net		(13)	(75)
Acquisition, conversion and other expenses		20	325
Income tax expense (1)		6	(56)
Total non-recurring items		(21)	185
Total adjusted income(2)	(A)	$12,991	$9,297

Net interest income	(B)	$30,906	$24,298
Plus: Non-interest income		9,184	9,309
Total Revenue		40,090	33,607
Gain on sale of securities, net		(34)	(9)
Total adjusted revenue(2)	(C)	$40,056	$33,598

Total non-interest expense		$22,704	$21,886
Non-recurring expenses:
Gain on sale of premises and equipment, net		13	75
Acquisition, conversion and other expenses		(20)	(325)
Total non-recurring expenses		(7)	(250)
Adjusted non-interest expense(2)	(D)	$22,697	$21,636

Total revenue		40,090	33,607
Total non-interest expense		22,704	21,886
Pre-tax, pre-provision net revenue		$17,386	$11,721

Adjusted revenue(2)		40,056	33,598
Adjusted non-interest expense(2)		22,697	21,636
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$17,359	$11,962

(in millions)
Average earning assets	(E)	$3,585	$3,386
Average paycheck protection program (PPP) loans	(R)	—	3
Average earning assets, excluding PPP loans	(S)	3,585	3,383
Average assets	(F)	3,885	3,712
Average shareholders' equity	(G)	407	416
Average tangible shareholders' equity(2)(3)	(H)	282	290
Tangible shareholders' equity, period-end(2)(3)	(I)	283	281
Tangible assets, period-end(2)(3)	(J)	3,803	3,566

		Three Months Ended March 31,
	Calculations	2023	2022
(in thousands)
Common shares outstanding, period-end	(K)	15,124	15,013
Average diluted shares outstanding	(L)	15,190	15,012

Adjusted earnings per share, diluted(2)	(A/L)	$0.86	$0.62
Tangible book value per share, period-end(2)	(I/K)	18.74	18.72
Securities adjustment, net of tax(1)(4)	(M)	(50,646)	(20,225)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	22.08	20.07
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.45	7.88

Performance ratios(5)
Return on assets		1.36%	1.00%
Adjusted return on assets(2)	(A/F)	1.36	1.02
Pre-tax, pre-provision return on assets		1.81	1.28
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.81	1.31
Return on equity		12.96	8.89
Adjusted return on equity(2)	(A/G)	12.94	9.07
Return on tangible equity		18.97	13.01
Adjusted return on tangible equity(1)(2)	(A+Q)/H	18.94	13.27
Efficiency ratio(1)(2)(6)	(D-O-Q)/(C+N)	54.72	62.40
Net interest margin	(B+P)/E	3.54	2.95
Adjusted net interest margin(2)(7)	(B+P-T)/S	3.54	2.93

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$727	$476
Franchise taxes included in non-interest expense	(O)	148	141
Tax equivalent adjustment for net interest margin	(P)	368	320
Intangible amortization	(Q)	233	233
Interest and fees on PPP loans	(T)	—	196
(1)	Assumes a marginal tax rate of 23.80% for 2023 and 23.41% for 2022.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized losses and gains on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(7)	Adjusted net interest margin excludes PPP loans.

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

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset and Liability Committee (“ALCO”), chaired by the Bank’s Chief Financial Officer and composed of various members of the Bank’s senior management. ALCO meets regularly to review balance sheet structure, formulate strategies in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

As of March 31, 2023, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended March 31, 2023 and 2022:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At March 31, 2023
-100	(2,593)	(1.9)	(7,028)	(4.8)
+100	1,000	0.7	4,618	3.2
+200	2,068	1.5	8,422	5.8
At March 31, 2022
-100	(4,176)	(3.9)	(8,892)	(8.0)
+100	3,418	3.2	9,203	8.3
+200	7,101	6.6	18,216	16.4

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one-year horizon while deteriorating further from that level over the two-year horizon.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will improve over both the one- and two-year horizons.

As compared to March 31, 2022, sensitivity to both a down 100 basis point rate movement and an up 200 basis point rate movement has decreased.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; the impact of interest rate changes, caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s senior management and the Bank’s Board of Directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

ITEM 4.           CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures.

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

We and our subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses. Although the Company is not able to predict the outcome of such actions, at this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s consolidated financial position as a whole.  However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

ITEM 1A.          RISK FACTORS

Investing in the Company involves various risks which are particular to our Company, our industry and our market area. We believe there were no material changes to the risk factors discussed in Part I, Item 1A. of our Form 10-K. In addition to the other information set forth in this Form 10-Q, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended March 31, 2023.

On June 23, 2022, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing 751,000 shares. No shares were repurchased by the Company in the first quarter of 2023 and the maximum number of shares that may yet be purchased under the plan is 751,000 shares.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 8, 2023	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2023		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)