Form 10-Q
period 2023-06-30
BAR HARBOR BANKSHARES
filed 2023-08-07
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The Registrant had 15,156,071 shares of common stock, par value $2.00 per share, outstanding as of August 3, 2023.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$46,532	$39,933
Interest-earning deposits with other banks	77,253	52,362
Total cash and cash equivalents	123,785	92,295

Securities:
Securities available for sale	538,178	559,516
Federal Home Loan Bank stock	17,784	14,893
Total securities	555,962	574,409

Loans held for sale	3,669	—

Total loans	3,007,480	2,902,690
Less: Allowance for credit losses	(27,362)	(25,860)
Net loans	2,980,118	2,876,830

Premises and equipment, net	47,412	47,622
Goodwill	119,477	119,477
Other intangible assets	5,335	5,801
Cash surrender value of bank-owned life insurance	78,967	81,197
Deferred tax assets, net	24,181	24,443
Other assets	89,641	87,729
Total assets	$4,028,547	$3,909,803

Liabilities
Deposits:
Demand	$602,667	$676,350
NOW	911,488	900,730
Savings	588,769	664,514
Money market	351,762	478,398
Time	635,559	323,439
Total deposits	3,090,245	3,043,431

Borrowings:
Senior	398,972	333,957
Subordinated	60,371	60,289
Total borrowings	459,343	394,246

Other liabilities	68,243	78,676
Total liabilities	3,617,831	3,516,353

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

(in thousands, except share data)	June 30, 2023	December 31, 2022
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,384,353 shares; outstanding 15,124,451 shares and 15,001,329 shares at June 30, 2023 and December 31, 2022 respectively	32,857	32,857
Additional paid-in capital	192,341	191,922
Retained earnings	259,470	243,815
Accumulated other comprehensive loss	(57,564)	(58,340)
Less: 1,284,195 and 1,345,700 shares of treasury stock, at cost, at June 30, 2023 and December 31, 2022, respectively	(16,388)	(16,804)
Total shareholders’ equity	410,716	393,450
Total liabilities and shareholders’ equity	$4,028,547	$3,909,803

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share data)	2023	2022	2023	2022
Interest and dividend income
Loans	$36,917	$24,581	$71,477	$47,252
Securities and other	5,964	4,207	11,755	8,033
Total interest and dividend income	42,881	28,788	83,232	55,285
Interest expense
Deposits	8,590	1,195	13,855	2,384
Borrowings	5,501	1,074	9,681	2,084
Total interest expense	14,091	2,269	23,536	4,468
Net interest income	28,790	26,519	59,696	50,817
Provision for credit losses	750	534	1,548	911
Net interest income after provision for credit losses	28,040	25,985	58,148	49,906

Non-interest income
Trust and investment management fee income	3,805	3,829	7,360	7,583
Customer service fees	3,774	3,656	7,451	7,272
Gain on sales of securities, net	—	—	34	9
Mortgage banking income	378	488	657	1,112
Bank-owned life insurance income	503	504	1,651	1,005
Customer derivative income	83	137	215	155
Other income	437	347	796	1,134
Total non-interest income	8,980	8,961	18,164	18,270

Non-interest expense
Salaries and employee benefits	13,223	11,368	25,994	23,515
Occupancy and equipment	4,392	4,373	8,806	8,796
(Gain) loss on sales of premises and equipment, net	(86)	10	(99)	(65)
Outside services	424	410	780	750
Professional services	355	528	781	701
Communication	175	188	337	413
Marketing	476	369	885	632
Amortization of intangible assets	233	233	466	466
Acquisition, conversion and other expenses	—	—	20	325
Provision for unfunded commitments	45	45	(130)	371
Other expenses	4,155	4,176	8,256	7,682
Total non-interest expense	23,392	21,700	46,096	43,586

Income before income taxes	13,628	13,246	30,216	24,590
Income tax expense	2,837	2,743	6,413	4,975
Net income	$10,791	$10,503	$23,803	$19,615

Earnings per share:
Basic	$0.71	$0.70	$1.57	$1.31
Diluted	$0.71	$0.70	1.57	1.30

Weighted average common shares outstanding:
Basic	15,139	15,018	15,125	15,014
Diluted	15,180	15,077	15,186	15,094

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income	$10,791	$10,503	$23,803	$19,615
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available for sale	(6,057)	(23,409)	(51)	(52,253)
Changes in unrealized gain (loss) on hedging derivatives	321	(1,997)	1,088	(3,878)

Income taxes related to other comprehensive income:
Changes in unrealized loss (gain) on securities available for sale	1,396	5,330	(10)	11,964
Changes in unrealized (gain) loss on hedging derivatives	(73)	460	(251)	893
Total other comprehensive (loss) income	(4,413)	(19,616)	776	(43,274)
Total comprehensive income (loss)	$6,378	$(9,113)	$24,579	$(23,659)

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147

Net income	—	—	9,112	—	—	9,112
Other comprehensive loss	—	—	—	(23,658)	—	(23,658)
Cash dividends declared ($0.24 per share)	—	—	(3,603)	—	—	(3,603)
Net issuance (11,277 shares) to employee stock plans, including related tax effects	—	436	—	—	111	547
Recognition of stock based compensation	—	454	—	—	—	454
Balance at March 31, 2022	$32,857	$191,766	$221,101	$(21,355)	$(17,370)	$406,999

Net income	—	—	10,503	—	—	10,503
Other comprehensive income	—	—	—	(19,616)	—	(19,616)
Cash dividends declared ($0.26 per share)	—	—	(3,906)	—	—	(3,906)
Net issuance (13,491 shares) to employee stock plans, including related tax effects	—	(60)	—	—	37	(23)
Recognition of stock based compensation	—	(360)	—	—	—	(360)
Balance at June 30, 2022	$32,857	$191,346	$227,698	$(40,971)	$(17,333)	$393,597

Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	13,012	—	—	13,012
Other comprehensive income	—	—	—	5,189	—	5,189
Cash dividends declared ($0.26 per share)	—	—	(3,943)	—	—	(3,943)
Net issuance (41,763 shares) to employee stock plans, including related tax effects	—	40	—	—	363	403
Recognition of stock based compensation	—	299	—	—	—	299
Balance at March 31, 2023	$32,857	$192,261	$252,884	$(53,151)	$(16,441)	$408,410

Net income	—	—	10,791	—	—	10,791
Other comprehensive income	—	—	—	(4,413)	—	(4,413)
Cash dividends declared ($0.28 per share)	—	—	(4,205)	—	—	(4,205)
Net issuance (19,707 shares) to employee stock plans, including related tax effects	—	(304)	—	—	53	(251)
Recognition of stock based compensation	—	384	—	—	—	384
Balance at June 30, 2023	$32,857	$192,341	$259,470	$(57,564)	$(16,388)	$410,716

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$23,803	$19,615
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	(3,669)	1,950
Provision for credit losses	1,548	911
Net amortization of securities	1,202	1,532
Change in unamortized net loan costs and premiums	159	(1,556)
Premises and equipment depreciation	2,112	2,132
Stock-based compensation expense	683	94
Amortization of other intangibles	466	466
Income from cash surrender value of bank-owned life insurance policies	(1,651)	(1,005)
Gain on sales of securities, net	(34)	(9)
Amortization of right-of-use lease assets	597	593
Decrease in lease liabilities	(582)	(563)
Gain on premises and equipment, net	(99)	(65)
Net change in other assets and liabilities	(12,153)	(5,481)
Net cash provided by operating activities	12,382	18,614

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	22,456	47,570
Purchases of securities available for sale	(1,000)	(77,408)
Net change in loans	(104,995)	(193,681)
Purchase of Federal Home Loan Bank stock	(14,262)	(461)
Proceeds from sale of Federal Home Loan Bank stock	11,371	1,273
Purchase of premises and equipment, net	(2,194)	(1,138)
Proceeds from death benefit of bank-owned life insurance policy	3,904	—
Net cash used in investing activities	(84,720)	(223,845)

Cash flows from financing activities:
Net change in deposits	46,814	30,001
Net change in short-term borrowings	65,020	19,952
Repayments of long-term borrowings	(10)	(21,010)
Net issuance to employee stock plans	152	524
Cash dividends paid on common stock	(8,148)	(7,509)
Net cash provided by financing activities	103,828	21,958

Net change in cash and cash equivalents	31,490	(183,273)
Cash and cash equivalents at beginning of year	92,295	250,389
Cash and cash equivalents at end of period	$123,785	$67,116

Supplemental cash flow information:
Interest paid	$21,708	$2,128
Income taxes paid, net	8,530	4,418

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

		December 15, 2023, including interim periods within the fiscal year	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2023
Mortgage-backed securities:
US Government-sponsored enterprises	$237,839	$2	$(34,081)	$203,760
US Government agency	89,021	4	(12,002)	77,023
Private label	61,679	24	(2,846)	58,857
Obligations of states and political subdivisions thereof	120,024	5,811	(17,495)	108,340
Corporate bonds	101,498	33	(11,333)	90,198
Total securities available for sale	$610,061	$5,874	$(77,757)	$538,178

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$249,838	$14	$(34,825)	$215,027
US Government agency	93,010	21	(10,765)	82,266
Private label	64,056	34	(3,936)	60,154
Obligations of states and political subdivisions thereof	121,939	7,149	(21,351)	107,737
Corporate bonds	102,505	33	(8,206)	94,332
Total securities available for sale	$631,348	$7,251	$(79,083)	$559,516

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

As of June 30, 2023 and December 31, 2022, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at June 30, 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$3,195	$3,112
Over 1 year to 5 years	36,271	33,518
Over 5 years to 10 years	54,326	52,686
Over 10 years	127,730	109,222
Total bonds and obligations	221,522	198,538
Mortgage-backed securities	388,539	339,640
Total securities available for sale	$610,061	$538,178

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Gross gains on sales of available for sale securities	$—	$—	$34	$9
Gross losses on sales of available for sale securities	—	—	—	—
Net gains on sale of available for sale securities	$—	$—	$34	$9

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2023
Mortgage-backed securities:
US Government-sponsored enterprises	$1,766	$33,148	$32,315	$169,804	$34,081	$202,952
US Government agency	1,100	20,772	10,902	54,776	12,002	75,548
Private label	—	26	2,846	58,807	2,846	58,833
Obligations of states and political subdivisions thereof	200	9,792	17,295	95,851	17,495	105,643
Corporate bonds	4,504	31,481	6,829	55,684	11,333	87,165
Total securities available for sale	$7,570	$95,219	$70,187	$434,922	$77,757	$530,141

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2022
Mortgage-backed securities:
US Government-sponsored enterprises	$7,005	$82,483	$27,820	$127,745	$34,825	$210,228
US Government agency	2,902	42,865	7,863	34,988	10,765	77,853
Private label	841	15,694	3,095	44,396	3,936	60,090
Obligations of states and political subdivisions thereof	7,990	48,799	13,361	55,702	21,351	104,501
Corporate bonds	4,733	65,279	3,473	25,027	8,206	90,306
Total securities available for sale	$23,471	$255,120	$55,612	$287,858	$79,083	$542,978

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of June 30, 2023, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at June 30, 2023:

US Government-sponsored enterprises

492 out of the total 506 securities in our portfolios of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 14.38% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

148 out of the total 158 securities in our portfolios of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 13.71% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

26 of the total 28 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 4.61% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

64 of the total 71 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.91% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we think the bonds in this portfolio carry minimal risk of default, and we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

30 out of the total 33 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 11.51% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	June 30,	December 31,
(in thousands)	2023	2022
Commercial construction	$147,654	$117,577
Commercial real estate owner occupied	288,351	244,814
Commercial real estate non-owner occupied	1,161,649	1,146,674
Tax exempt	46,472	42,879
Commercial and industrial	309,865	297,112
Residential real estate	957,312	954,968
Home equity	88,381	90,865
Consumer other	7,796	7,801
Total loans	3,007,480	2,902,690
Allowance for credit losses	27,362	25,860
Net loans	$2,980,118	$2,876,830

Total unamortized net costs and premiums included in loan totals were as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Net unamortized loan origination costs	$3,020	$3,184
Net unamortized fair value discount on acquired loans	(3,183)	(3,506)
Total	$(163)	$(322)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2023 and December 31, 2022, accrued interest receivable for loans totaled $11.5 million and $10.7 million, respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on our balance sheet. The level of the ACL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended June 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$3,034	$—	$—	$343	$3,377
Commercial real estate owner occupied	2,348	—	139	79	2,566
Commercial real estate non-owner occupied	9,344	—	—	137	9,481
Tax exempt	93	—	—	8	101
Commercial and industrial	3,615	(121)	49	70	3,613
Residential real estate	7,305	(4)	7	68	7,376
Home equity	792	(12)	2	(14)	768
Consumer other	76	(62)	7	59	80
Total	$26,607	$(199)	$204	$750	$27,362

	At or for the Six Months Ended June 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$798	$3,377
Commercial real estate owner occupied	2,189	—	139	238	2,566
Commercial real estate non-owner occupied	9,341	—	—	140	9,481
Tax exempt	93	—	—	8	101
Commercial and industrial	3,493	(122)	55	187	3,613
Residential real estate	7,274	(8)	15	95	7,376
Home equity	811	(12)	4	(35)	768
Consumer other	80	(125)	8	117	80
Total	$25,860	$(267)	$221	$1,548	$27,362

	At or for the Three Months Ended June 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$1,001	$—	$—	$9	$1,010
Commercial real estate owner occupied	2,673	—	61	(12)	2,722
Commercial real estate non-owner occupied	7,007	—	—	354	7,361
Tax exempt	—	—	—	105	105
Commercial and industrial	4,739	—	12	69	4,820
Residential real estate	6,878	—	6	(78)	6,806
Home equity	827	(4)	15	27	865
Consumer other	65	(58)	—	60	67
Total	$23,190	$(62)	$94	$534	$23,756

	At or for the Six Months Ended June 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$(1,101)	$1,010
Commercial real estate owner occupied	2,751	—	113	(142)	2,722
Commercial real estate non-owner occupied	5,650	—	—	1,711	7,361
Tax exempt	86	—	—	19	105
Commercial and industrial	5,369	—	37	(586)	4,820
Residential real estate	5,862	(15)	98	861	6,806
Home equity	814	(6)	20	37	865
Consumer other	75	(124)	4	112	67
Total	$22,718	$(145)	$272	$911	$23,756

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the ACL on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning Balance	$3,735	$3,910	$2,182	$2,152
Provision for credit losses	45	(130)	341	371
Ending Balance	$3,780	$3,780	$2,523	$2,523

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of June 30, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$2,109	$102,477	$36,746	$5,382	$—	$940	$147,654
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$2,109	$102,477	$36,746	$5,382	$—	$940	$147,654
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$36,758	$30,523	$31,082	$20,946	$29,938	$122,915	$272,162
Special mention	—	—	7,485	1,672	653	2,153	11,963
Substandard	—	—	—	—	—	4,097	4,097
Doubtful	—	—	—	—	—	129	129
Total	$36,758	$30,523	$38,567	$22,618	$30,591	$129,294	$288,351
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$26,282	$354,472	$227,982	$139,508	$73,747	$252,023	$1,074,014
Special mention	—	—	13,605	28,213	14,881	16,208	72,907
Substandard	—	—	—	—	102	14,490	14,592
Doubtful	—	—	—	—	—	136	136
Total	$26,282	$354,472	$241,587	$167,721	$88,730	$282,857	$1,161,649
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$2,676	$11,949	$922	$243	$698	$29,984	$46,472
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$2,676	$11,949	$922	$243	$698	$29,984	$46,472
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$43,961	$87,084	$25,591	$40,800	$19,721	$85,061	$302,218
Special mention	44	1,354	—	10	863	3,902	6,173
Substandard	52	102	195	119	365	641	1,474
Doubtful	—	—	—	—	—	—	—
Total	$44,057	$88,540	$25,786	$40,929	$20,949	$89,604	$309,865
Current period gross write-offs	—	—	—	—	5	117	122

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Residential real estate
Performing	$42,042	$197,429	$173,301	$102,057	$66,109	$372,770	$953,708
Nonperforming	—	—	42	—	47	3,515	3,604
Total	$42,042	$197,429	$173,343	$102,057	$66,156	$376,285	$957,312
Current period gross write-offs	—	—	—	—	—	8	8

Home equity
Performing	$7,456	$16,743	$9,297	$6,910	$5,141	$42,277	$87,824
Nonperforming	—	—	—	—	—	557	557
Total	$7,456	$16,743	$9,297	$6,910	$5,141	$42,834	$88,381
Current period gross write-offs	—	—	—	—	—	12	12

Consumer other
Performing	$2,796	$2,349	$982	$606	$116	$939	$7,788
Nonperforming	—	—	5	3	—	—	8
Total	$2,796	$2,349	$987	$609	$116	$939	$7,796
Current period gross write-offs	—	52	8	2	—	$63	125

Total Loans	$164,165	$804,482	$527,235	$346,469	$212,381	$952,748	$3,007,480

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2022:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$49,722	$38,837	$2,865	$1,011	$964	$—	$93,399
Special mention	—	—	24,178	—	—	—	24,178
Substandard	—	—	—	—	—	—	—
Total	$49,722	$38,837	$27,043	$1,011	$964	$—	$117,577

Commercial real estate owner occupied
Risk rating:
Pass	$22,371	$11,290	$23,014	$31,352	$46,398	$103,295	$237,720
Special mention	—	—	243	666	173	1,870	2,952
Substandard	—	—	—	—	77	3,924	4,001
Doubtful	—	—	—	—	—	141	141
Total	$22,371	$11,290	$23,257	$32,018	$46,648	$109,230	$244,814

Commercial real estate non-owner occupied
Risk rating:
Pass	$370,856	$228,414	$145,096	$88,111	$35,213	$238,395	$1,106,085
Special mention	—	21,390	—	127	911	16,612	39,040
Substandard	—	—	—	—	—	1,404	1,404
Doubtful	—	—	—	—	—	145	145
Total	$370,856	$249,804	$145,096	$88,238	$36,124	$256,556	$1,146,674

Tax exempt
Risk rating:
Pass	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879

Commercial and industrial
Risk rating:
Pass	$83,151	$26,948	$62,835	$27,491	$9,511	$81,316	$291,252
Special mention	1,450	—	53	803	201	619	3,126
Substandard	—	113	111	65	299	2,106	2,694
Doubtful	—	—	—	—	—	40	40
Total	$84,601	$27,061	$62,999	$28,359	$10,011	$84,081	$297,112

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Residential real estate
Performing	$195,320	$177,480	$111,021	$69,170	$47,797	$349,795	$950,583
Nonperforming	—	45	—	49	641	3,650	4,385
Total	$195,320	$177,525	$111,021	$69,219	$48,438	$353,445	$954,968

Home equity
Performing	$17,107	$10,638	$8,139	$6,830	$6,997	$40,191	$89,902
Nonperforming	—	—	—	—	—	963	963
Total	$17,107	$10,638	$8,139	$6,830	$6,997	$41,154	$90,865

Consumer other
Performing	$4,321	$1,341	$863	$265	$64	$942	$7,796
Nonperforming	—	—	5	—	—	—	5
Total	$4,321	$1,341	$868	$265	$64	$942	$7,801

Total Loans	$752,984	$517,516	$378,675	$226,712	$162,477	$864,326	$2,902,690

Past Dues

The following is a summary of past due loans for the periods ended:

	June 30, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$399	$—	$399	$147,255	$147,654
Commercial real estate owner occupied	59	—	—	59	288,292	288,351
Commercial real estate non-owner occupied	249	—	127	376	1,161,273	1,161,649
Tax exempt	—	—	—	—	46,472	46,472
Commercial and industrial	420	—	303	723	309,142	309,865
Residential real estate	265	996	2,268	3,529	953,783	957,312
Home equity	104	165	372	641	87,740	88,381
Consumer other	32	17	—	49	7,747	7,796
Total	$1,129	$1,577	$3,070	$5,776	$3,001,704	$3,007,480

	December 31, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$117,577	$117,577
Commercial real estate owner occupied	385	—	—	385	244,429	244,814
Commercial real estate non-owner occupied	45	145	139	329	1,146,345	1,146,674
Tax exempt	—	—	—	—	42,879	42,879
Commercial and industrial	169	—	9	178	296,934	297,112
Residential real estate	803	348	2,029	3,180	951,788	954,968
Home equity	216	160	246	622	90,243	90,865
Consumer other	41	8	—	49	7,752	7,801
Total	$1,659	$661	$2,423	$4,743	$2,897,947	$2,902,690

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	June 30, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	117	51	—
Commercial real estate non-owner occupied	603	385	—
Tax exempt	—	—	—
Commercial and industrial	1,814	270	—
Residential real estate	3,604	1,253	386
Home equity	557	1	182
Consumer other	8	—	—
Total	$6,703	$1,960	$568

	December 31, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	439	360	—
Commercial real estate non-owner occupied	550	411	—
Tax exempt	—	—	—
Commercial and industrial	207	145	—
Residential real estate	4,385	1,361	202
Home equity	963	57	14
Consumer other	5	—	—
Total	$6,549	$2,334	$216

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	June 30, 2023		December 31, 2022
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	117	—	439	—
Commercial real estate non-owner occupied	603	—	550	—
Tax exempt	—	—	—	—
Commercial and industrial	385	1,429	91	116
Residential real estate	3,604	—	4,385	—
Home equity	557	—	963	—
Consumer other	8	—	5	—
Total	$5,274	$1,429	$6,433	$116

Loan Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, we are no longer required to establish a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective category and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the ACL.

These modifications typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. There were no qualifying modifications for the three and six months ended June 30, 2022.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended June 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	1,419	—	18	0.46
Residential real estate	—	—	—	101	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$1,419	$101	$18	0.05%

Six Months Ended June 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	1,419	—	18	0.46
Residential real estate	—	—	—	101	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$1,419	$101	$18	0.05%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

(in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2023
Commercial construction	—	—%
Commercial real estate owner occupied	—	—
Commercial real estate non-owner occupied	—	—
Tax exempt	—	—
Commercial and industrial	3.82	3.75
Residential real estate	—	1.38
Home equity	—	—
Consumer other	—	—
Total	3.82	5.13%

Six Months Ended June 30, 2023
Commercial construction	—	—%
Commercial real estate owner occupied	—	—
Commercial real estate non-owner occupied	—	—
Tax exempt	—	—
Commercial and industrial	3.82	3.75
Residential real estate	—	1.38
Home equity	—	—
Consumer other	—	—
Total	3.82	5.13%

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of June 30, 2023 and December 31, 2022 totaled $808 thousand and $253 thousand, respectively.

Mortgage Banking

Loans held for sale at June 30, 2023 had an unpaid principal balance of $3.7 million and there were no loans held for sale as of December 31, 2022.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $11.5 million at June 30, 2023, and we had no open forward sale commitments at December 31, 2022.

For the three months ended June 30, 2023 and 2022, we sold $5.4 million and $11.1 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $16 thousand and $150 thousand, respectively. For the six months ended June 30, 2023 and 2022, we sold $6.1 million and $31.9 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $8 thousand and $333 thousand, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at June 30, 2023 and December 31, 2022 are summarized, as follows:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$384,500	5.32%	$318,000	3.84%
Other borrowings	11,889	0.10	13,369	0.13
Total short-term borrowings	396,389	3.40	331,369	2.20
Long-term borrowings
Advances from the FHLB	2,583	0.48	2,588	0.48
Subordinated borrowings	60,371	6.04	60,289	4.95
Total long-term borrowings	62,954	5.81	62,877	4.76
Total	$459,343	3.63%	$394,246	2.45%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2023 and December 31, 2022.

We have the capacity to borrow funds on a secured basis utilizing the Bank Term Funding Program, the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At June 30, 2023, our available secured line of credit at the FRB was $162.9 million. We have pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended June 30, 2023 and  December 31, 2022.

We maintain, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of June 30, 2023 and December 31, 2022. There was no outstanding balance on the line of credit as of June 30, 2023 and December 31, 2022.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at June 30, 2023 include no callable advances and amortizing advances of $283 thousand. There were no callable advances outstanding and $288 thousand of amortizing advances at December 31, 2022. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2023 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2023	$384,500	5.32%
2024	2,300	—
2025	—	—
2026	—	—
2027	—	—
Thereafter	283	4.34
Total FHLB advances	$387,083	5.28%

On November 26, 2019, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which we sold and issued $40.0 million in aggregate principal amount of subordinated notes due 2029 (the “Notes”). The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (SOFR) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $249 thousand as of June 30, 2023 and $331 thousand net of amortization as of December 31, 2022, that are netted against the subordinated debt.

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

(in thousands)	June 30, 2023	December 31, 2022
Customer Repurchase Agreements
US Government-sponsored enterprises	$11,889	$13,369
Total	$11,889	$13,369

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2023	December 31, 2022
Time less than $100,000	$354,323	$157,263
Time $100,000 through $250,000	146,414	118,655
Time $250,000 or more	134,822	47,521
Total	$635,559	$323,439

At June 30, 2023 and December 31, 2022, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2023	December 31, 2022
Within 1 year	$515,745	$262,338
Over 1 year to 2 years	103,284	37,937
Over 2 years to 3 years	9,046	12,936
Over 3 years to 4 years	3,872	5,410
Over 4 years to 5 years	3,399	4,319
Over 5 years	213	499
Total	$635,559	$323,439

Included in time deposits are brokered deposits of $202.6 million and $15.1 million at June 30, 2023 and December 31, 2022, respectively. Also included in time deposits are reciprocal deposits of $36.5 million and $27.4 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	June 30, 2023
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$435,229	13.62%	$257,458	8.00%
Common equity tier 1 capital to risk-weighted assets	343,470	10.67	144,819	4.50
Tier 1 capital to risk-weighted assets	364,090	11.31	193,093	6.00
Tier 1 capital to average assets (leverage ratio)	364,090	9.40	154,881	4.00

Bank
Total capital to risk-weighted assets	$427,327	13.29%	$257,232	8.00%
Common equity tier 1 capital to risk-weighted assets	396,188	12.33	144,594	4.50
Tier 1 capital to risk-weighted assets	396,188	12.33	192,792	6.00
Tier 1 capital to average assets (leverage ratio)	396,188	10.24	154,761	4.00

	December 31, 2022
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$416,900	13.50%	$247,041	8.00%
Common equity tier 1 capital to risk-weighted assets	326,513	10.57	138,960	4.50
Tier 1 capital to risk-weighted assets	347,133	11.24	185,281	6.00
Tier 1 capital to average assets (leverage ratio)	347,133	9.21	150,772	4.00

Bank
Total capital to risk-weighted assets	$410,053	13.29%	$246,812	8.00%
Common equity tier 1 capital to risk-weighted assets	380,286	12.33	138,832	4.50
Tier 1 capital to risk-weighted assets	380,286	12.33	185,110	6.00
Tier 1 capital to average assets (leverage ratio)	380,286	10.10	150,655	4.00

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

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive loss is, as follows:

(in thousands)	June 30, 2023	December 31, 2022
Accumulated other comprehensive income, before tax:
Net unrealized loss on AFS securities	$(71,883)	$(71,832)
Net unrealized loss on hedging derivatives	(1,245)	(2,333)
Net unrealized loss on post-retirement plans	(1,675)	(1,691)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized loss on AFS securities	16,576	16,586
Net unrealized loss on hedging derivatives	288	539
Net unrealized loss on post-retirement plans	375	391
Accumulated other comprehensive loss	$(57,564)	$(58,340)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(6,057)	$1,396	$(4,661)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(6,057)	1,396	(4,661)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	321	(73)	248
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	321	(73)	248

Other comprehensive (loss) income	$(5,736)	$1,323	$(4,413)

Three Months Ended June 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(23,409)	$5,330	$(18,079)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(23,409)	5,330	(18,079)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(1,997)	460	(1,537)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,997)	460	(1,537)

Other comprehensive (loss) income	$(25,406)	$5,790	$(19,616)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(17)	$(18)	$(35)
Less: reclassification adjustment for gains realized in net income	34	(8)	26
Net unrealized loss on AFS securities	(51)	(10)	(61)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	1,088	(251)	837
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	1,088	(251)	837

Other comprehensive income	$1,037	$(261)	$776

Six Months Ended June 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(52,244)	$11,962	$(40,282)
Less: reclassification adjustment for gains realized in net income	9	(2)	7
Net unrealized loss on AFS securities	(52,253)	11,964	(40,289)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(3,878)	893	(2,985)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(3,878)	893	(2,985)

Other comprehensive loss	$(56,131)	$12,857	$(43,274)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and six months ended June 30, 2023 and 2022:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended June 30, 2023
Balance at beginning of period	$(50,646)	$(1,205)	$(1,300)	$(53,151)
Other comprehensive loss before reclassifications	(4,661)	248	—	(4,413)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	(4,661)	248	—	(4,413)
Balance at end of period	$(55,307)	$(957)	$(1,300)	$(57,564)

Three Months Ended June 30, 2022
Balance at beginning of period	$(20,225)	$(578)	$(552)	$(21,355)
Other comprehensive gain before reclassifications	(18,079)	(1,537)	—	(19,616)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	(18,079)	(1,537)	—	(19,616)
Balance at end of period	$(38,304)	$(2,115)	$(552)	$(40,971)

Six Months Ended June 30, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive loss before reclassifications	(35)	837	—	802
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive loss	(61)	837	—	776
Balance at end of period	$(55,307)	$(957)	$(1,300)	$(57,564)

Six Months Ended June 30, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(40,282)	(2,985)	—	(43,267)
Less: amounts reclassified from accumulated other comprehensive income	7	—	—	7
Total other comprehensive loss	(40,289)	(2,985)	—	(43,274)
Balance at end of period	$(38,304)	$(2,115)	$(552)	$(40,971)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2023	2022	2023	2022	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$—	$—	$34	$9	Non-interest income
Tax effect	—	—	(8)	(2)	Tax expense
Total reclassifications for the period	$—	$—	$26	$7

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2023	2022	2023	2022	Net Income is Presented
Net realized loss on hedging derivatives:
Before tax	$—	$—	$—	$4,852	Non-interest income
Tax effect	—	—	—	(917)	Tax expense
Total reclassifications for the period	$—	$—	$—	$3,935
(1)

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2023	2022	2023	2022
Net income	$10,791	$10,503	$23,803	$19,615

Average number of basic common shares outstanding	15,139,057	15,017,943	15,124,533	15,014,408
Plus: dilutive effect of stock options and awards outstanding	40,882	59,484	61,249	79,219
Average number of diluted common shares outstanding(1)	15,179,939	15,077,427	15,185,782	15,093,627

Earnings per share:
Basic	$0.71	$0.70	$1.57	$1.31
Diluted	$0.71	$0.70	1.57	1.30
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	1.5	$4,687	Other assets
Interest rate swap on variable rate loans	50,000	2.7	(4,770)	Other liabilities
Total cash flow hedges	125,000		(83)

Fair value hedges:
Interest rate swap on securities	37,190	6.1	4,646	Other assets
Total fair value hedges	37,190		4,646

Economic hedges:
Forward sale commitments	11,508	—	49	Other assets
Customer Loan Swaps-MNA Counterparty	188,948	5.2	(19,837)	Other liabilities
Customer Loan Swaps-RPA Counterparty	112,750	5.5	—	Other liabilities
Customer Loan Swaps-Customer	301,698	5.3	19,837	Other assets
Total economic hedges	614,904		49

Non-hedging derivatives:
Interest rate lock commitments	9,169	0.1	36	Other assets
Total non-hedging derivatives	9,169		36

Total	$786,263		$4,648

	December 31, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	2.0	$4,978	Other assets
Interest rate swap on variable rate loans	50,000	3.2	(4,941)	Other liabilities
Total cash flow hedges	125,000		37

Fair value hedges:
Interest rate swap on securities	37,190	6.6	4,774	Other assets
Total fair value hedges	37,190		4,774

Economic hedges:
Forward sale commitments	—	—	—	Other assets
Customer Loan Swaps-MNA Counterparty	191,987	5.8	(20,287)	Other liabilities
Customer Loan Swaps-RPA Counterparty	113,928	6.0	—	Other liabilities
Customer Loan Swaps-Customer	305,914	5.9	20,287	Other assets
Total economic hedges	611,829		—

Non-hedging derivatives:
Interest rate lock commitments	—	—	—	Other assets
Total non-hedging derivatives	—		—

Total	$774,019		$4,811

As of June 30, 2023 and December 31, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
June 30, 2023
Interest rate swap on securities	Securities available for sale	$31,381	$(5,809)

December 31, 2022
Interest rate swap on securities	Securities available for sale	$30,045	$(7,145)

Information about derivative assets and liabilities for the three and six months ended June 30, 2023 and 2022, follows:

	Three Months Ended June 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$387	Interest expense	$—	Interest expense	$745
Interest rate swap on variable rate loans	(462)	Interest income	—	Interest income	(531)
Total cash flow hedges	(75)		—		214

Fair value hedges:
Interest rate swap on securities	321	Interest income	—	Interest income	330
Total fair value hedges	321		—		330

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	49
Total economic hedges	—		—		49

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(111)
Total non-hedging derivatives	—		—		(111)

Total	$246		$—		$482

	Three Months Ended June 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$605	Interest expense	$—	Interest expense	$(28)
Interest rate swap on variable rate loans	(510)	Interest income	—	Interest income	(17)
Total cash flow hedges	95		—		(45)

Fair value hedges:
Interest rate swap on securities	(1,632)	Interest income	—	Interest income	(68)
Total economic hedges	(1,632)		—		(68)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(213)
Total economic hedges	—		—		(213)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	55
Total non-hedging derivatives	—		—		55

Total	$(1,537)		$—		$(271)

	Six Months Ended June 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(222)	Interest expense	$—	Interest expense	$1,409
Interest rate swap on variable rate loans	130	Interest income	—	Interest income	(997)
Total cash flow hedges	(92)		—		412

Fair value hedges:
Interest rate swap on securities	929	Interest income	—	Interest income	616
Total fair value hedges	929		—		616

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	49
Total economic hedges	—		—		49

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(103)
Total non-hedging derivatives	—		—		(103)

Total	$837		$—		$974

	Six Months Ended June 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$2,796	Interest expense	$—	Interest expense	$(141)
Interest rate swap on variable rate loans	(2,308)	Interest income	—	Interest income	(1)
Total cash flow hedges	488		—		(142)

Fair value hedges:
Interest rate swap on securities	(3,473)	Interest income	—	Interest income	(203)
Total economic hedges	(3,473)		—		(203)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(26)
Total economic hedges	—		—		(26)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(233)
Total non-hedging derivatives	—		—		(233)

Total	$(2,985)		$—		$(604)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$36,917	$5,964	$8,590	$5,501	$8,980

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	745	—
Interest rate swap on variable rate loans	(531)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	330	—	—	—

	Three Months Ended June 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$24,581	$4,207	$1,195	$1,074	$8,961

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(28)	—
Interest rate swap on variable rate loans	(17)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(68)	—	—	—

	Six Months Ended June 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$71,477	$11,755	$13,855	$9,681	$18,164

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	1,409	—
Interest rate swap on variable rate loans	(997)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	616	—	—	—

	Six Months Ended June 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$47,252	$8,033	$2,384	$2,084	$18,270

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(141)	—
Interest rate swap on variable rate loans	(1)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(203)	—	—	—

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	in Non-interest Income	2023	2022	2023	2022
Derivatives not designated as hedging instruments

Economic hedges:
Forward commitments	Mortgage banking income	$49	$(213)	$49	$(26)
Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	(111)	55	(103)	(233)

Cash flow hedges

Interest rate swaps on wholesale funding

As of June 30, 2023, we have two interest rate swaps on wholesale borrowings to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered into in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the three-month LIBOR rate. We designated the swaps as cash flow hedges.

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

Fair value hedges

Interest rate swap on securities

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. We utilize interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, we entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.  The fixed rates on the transactions have a weighted average of 2.19%.

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

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of June 30, 2023
Customer Loan Derivatives:
MNA counterparty	$(19,837)	$19,837	$—	$—
RPA counterparty	—	—	—	—
Total	$(19,837)	$19,837	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2022
Customer Loan Derivatives:
MNA counterparty	$(20,287)	$20,287	$—	$—
RPA counterparty	—	—	—	—
Total	$(20,287)	$20,287	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$203,760	$—	$203,760
US Government agency	—	77,023	—	77,023
Private label	—	58,857	—	58,857
Obligations of states and political subdivisions thereof	—	108,340	—	108,340
Corporate bonds	—	90,198	—	90,198
Loans held for sale	—	3,669	—	3,669
Derivative assets	—	29,219	36	29,255
Derivative liabilities	—	(24,604)	—	(24,604)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Mortgage-backed securities:
US Government-sponsored enterprises	$—	$215,027	$—	$215,027
US Government agency	—	82,266	—	82,266
Private label	—	60,154	—	60,154
Obligations of states and political subdivisions thereof	—	107,737	—	107,737
Corporate bonds	—	94,332	—	94,332
Loans held for sale	—	—	—	—
Derivative assets	—	30,039	—	30,039
Derivative liabilities	—	(25,228)	—	(25,228)

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of June 30, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended June 30, 2023
Balance at beginning of period	$8	$—
Realized gain recognized in non-interest income	28	49
Balance at end of period	$36	$49

Three Months Ended June 30, 2022
Balance at beginning of period	$(5)	$15
Realized gain (loss) recognized in non-interest income	55	(26)
Balance at end of period	$50	$(11)

Six Months Ended June 30, 2023
Balance at beginning of period	$—	$—
Realized gain recognized in non-interest income	36	49
Balance at end of period	$36	$49

Six Months Ended June 30, 2022
Balance at beginning of period	$283	$15
Realized loss recognized in non-interest income	(233)	(26)
Balance at end of period	$50	$(11)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value
(in thousands,	June 30,	Valuation	Unobservable	Unobservable
except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$36	Pull-through Rate Analysis	Closing Ratio	76%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	49	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$97.2 to $101.4
Total	$85

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2022	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$283	Pull-through Rate Analysis	Closing Ratio	85%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.8 to $103.2
Total	$298

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

					Fair Value
			Three Months Ended	Six Months Ended	Measurement Date as of
	Jun 30, 2023	Dec 31, 2022	June 30, 2023	June 30, 2023	June 30, 2023
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$13,095	$16,477	$(2,418)	$(3,382)	June 2023
Capitalized servicing rights	6,761	6,845	191	(84)	June 2023
Premises held for sale	252	252	—	—	June 2023
Total	$20,108	$23,574	$(2,227)	$(3,466)

There are no liabilities measured at fair value on a non-recurring basis in 2023 and 2022.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value June 30, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$10,220	Fair value of collateral-appraised value	Loss severity	10% to 53%
			Appraised value	$80 to $2,941

Individually evaluated loans	2,875	Discount cash flow	Discount rate	3.38% to 6.24%
			Cash flows	$3 to $703

Capitalized servicing rights	6,761	Discounted cash flow	Constant prepayment rate	7.03%
			Discount rate	9.55%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$20,108
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$13,587	Fair value of collateral-appraised value	Loss severity	1% to 40%
			Appraised value	$80 to $3,859

Individually evaluated loans	2,890	Discount cash flow	Discount rate	3.63% to 6.38%
			Cash flows	$100 to $539

Capitalized servicing rights	6,845	Discounted cash flow	Constant prepayment rate	7.29%
			Discount rate	9.54%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$23,574
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2023 and December 31, 2022.

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

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of June 30, 2023 and December 31, 2022.

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

	June 30, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$123,785	$123,785	$123,785	$—	$—
Securities available for sale	538,178	538,178	—	538,178	—
FHLB stock	17,784	17,784	—	17,784	—
Loans held for sale	3,669	3,669	—	3,669	—
Net loans	3,007,480	2,861,936	—	—	2,861,936
Accrued interest receivable	4,623	4,623	—	4,623	—
Cash surrender value of bank-owned life insurance policies	78,967	78,967	—	78,967	—
Derivative assets	29,255	29,255	—	29,219	36

Financial Liabilities
Non-maturity deposits	$2,454,686	$2,188,295	$—	$2,188,295	$—
Time deposits	635,559	624,656	—	624,656	—
Securities sold under agreements to repurchase	11,889	11,889	—	11,889	—
FHLB advances	387,083	386,800	—	386,800	—
Subordinated borrowings	60,371	67,671	—	67,671	—
Derivative liabilities	24,604	24,604	—	24,604	—

	December 31, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,295	$92,295	$92,295	$—	$—
Securities available for sale	559,516	559,516	—	559,516	—
FHLB stock	14,893	14,893	—	14,893	—
Loans held for sale	—	—	—	—	—
Net loans	2,902,690	2,774,863	—	—	2,774,863
Accrued interest receivable	4,257	4,257	—	4,257	—
Cash surrender value of bank-owned life insurance policies	81,197	81,197	—	81,197	—
Derivative assets	30,039	30,039	—	30,039	—

Financial Liabilities
Non-maturity deposits	$2,719,992	$2,309,555	$—	$2,309,555	$—
Time deposits	323,439	315,180	—	315,180	—
Securities sold under agreements to repurchase	13,369	13,369	—	13,369	—
FHLB advances	320,588	320,244	—	320,244	—
Subordinated borrowings	60,289	66,846	—	66,846	—
Derivative liabilities	25,228	25,228	—	25,228	—

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Non-interest income within the scope of ASC 606:
Trust management fees	$3,498	$3,462	$6,589	$6,865
Financial services fees	307	367	771	718
Interchange fees	1,928	1,921	3,938	3,895
Customer deposit fees	1,590	1,470	3,019	2,841
Other customer service fees	256	265	494	536
Total non-interest income within the scope of ASC 606	7,579	7,485	14,811	14,855
Total non-interest income not within the scope of ASC 606	1,401	1,476	3,353	3,415
Total non-interest income	$8,980	$8,961	$18,164	$18,270

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,848	$3,978	$7,797	$7,735
Products and services transferred over time	3,731	3,507	7,014	7,120
Total	$7,579	$7,485	$14,811	$14,855

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

Customer Deposit Fees

The Customer Deposit business offers a variety of deposit accounts with a range of interest rates, fee schedules and other terms, which are designed to meet the customer's financial needs. Additional depositor-related services provided to customers include ATM, bank-by-phone, internet banking, internet bill pay, mobile banking, and other cash management services, which include remote deposit capture, ACH origination, and wire transfers. These customer deposit fees are generally recognized at a point in time upon the completion of the service.

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	June 30, 2023	December 31, 2022
Balances from contracts with customers only:
Other Assets	$1,061	$1,211
Other Liabilities	2,109	2,345

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2023 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

●	Liquidity remains strong, with cash and available for sale securities representing approximately 17% of our total assets at June 30, 2023. We maintain the ability to access considerable sources of contingent liquidity at the FHLB and the FRB. We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with capital ratios of both the Company and the Bank remaining well-capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” to our consolidated financial statements.

●	Asset quality remains solid, with a non-performing asset ratio of 0.17% of our total assets as of June 30, 2023 and net charge-offs of near zero, reflecting our disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises.

We will continue our safe and sound banking practices, but the continuing impact of the crisis and further extent on the Company's operations and financial results for the remainder of 2023 is uncertain and cannot be predicted.

QUARTERLY PERFORMANCE SUMMARY

Earnings (second quarter of 2023, compared to the same period of 2022)

●	Net income was $10.8 million, compared to $10.5 million. Diluted earnings per share was $0.71, compared to $0.70. The increase is primarily due to an increase in net interest income, flat non-interest income, offset in part by an increase in non-interest expense.

●	Return on assets was 1.10% versus 1.14%, and return on equity was 10.49% compared to 10.58%. Both ratios include the benefit of higher net income, see the “Financial Position” section for further discussion of changes in assets and equity.

●	Net interest income was $28.8 million, an increase of 9%. Net interest margin (“NIM”) was 3.22%, versus 3.19%. The increase was primarily driven by loan growth and the repricing on a majority of our variable rate loans to the most recent Federal Reserve hikes while managing deposit costs at a relationship level. Since the Federal Reserve started the cycle of interest rate hikes, our accumulated deposit beta stands at 22% at quarter-end.

●	The provision for credit losses was an expense of $750 thousand compared with $534 thousand. The increase is largely driven by a combination of loan growth and general macroeconomic trends.

●	Our quarterly credit trends remained strong as we saw a favorable reduction to nonaccrual loans across all products and improvements in delinquencies.

●	Non-interest income was $9.0 million, flat with the prior year quarter. Increases in customer service income during the current quarter was offset by lower mortgage income and customer derivative income, while trust and investment management fee income.

●	Non-interest expense was $23.4 million versus $21.7 million. The increase is primarily due to higher salaries and employee benefit expenses along with higher revaluations of stock compensation and supplemental post retirement plan obligations.

●	Efficiency ratio was to 60.25% compared to 59.25% reflecting higher net interest income offset by the increase in non-interest expense.

Financial Position (June 30, 2023, compared to March 31, 2023)

●	Total assets increased to a Company record of $4.0 billion, up from $3.9 billion mainly due to loan growth.

●	Cash and cash equivalents increased to $123.8 million, from $82.7 million principally due to an increase in wholesale borrowings.

●	Securities were $556.0 million, or 14% of total assets, compared to $572.8 million, or 15% of total assets. Net unrealized losses increased to $71.9 million from $65.8 million as prevailing market rates for similar duration securities increased during the current quarter.

●	Total loans grew 9%, led by commercial loans, which increased 12%. We continue to be selective in commercial loan growth with proven business partners and lending limits, representing a mix of real estate loans, commercial and industrial loans, and lines of credit.

●	The ratio of the ACL to total loans was 0.91% compared with 0.90%. Net charge-offs continue to be insignificant.

●	Total deposits increased by $36 million to $3.1 billion. Time deposits increased $231.3 million, including $134.5 million of brokered accounts, while non-maturity deposit balances decreased $194.9 million.

●	Borrowings were $459.3 million compared to $398.6 million as wholesale funds were primarily used to grow loans during the quarter.

●	Total book value per share was $27.12 compared to $27.00. Net income during the second quarter 2023 increased our book value per share by $0.71, which was offset by a cash dividend of $0.28 per share paid to shareholders and $0.31 per share due to the increase in unrealized losses on our securities portfolio.

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

In May 2023, our Board of Directors authorized a stock repurchase plan for up to 5% of our outstanding shares of common stock, which represents approximately 756,000 shares. No repurchases were made in the second quarter 2023, but we will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2023 AND DECEMBER 31, 2022

Cash and cash equivalents

Total cash and cash equivalents were $123.8 million as of June 30, 2023, compared to $92.3 million at year-end. Interest-earning cash held with other banks totaled $77.3 million compared to $52.4 million at year-end 2022 and yielded 5.59% and 4.00%, respectively.

Securities

Securities totaled $556.0 million at June 30, 2023 and were $574.4 million at year-end 2022.  Year to date, security purchases totaled $1.0 million and were offset by $23.6 million of maturities, calls and pay-downs of amortizing securities. There were also $2.9 million of purchases of FHLB stock during the first half of 2023.  Fair value adjustments decreased the security portfolio by $71.9 million at quarter-end compared to a $71.8 million at year-end. The weighted average yield of the securities portfolio was 3.68% at June 30, 2023 compared to 3.58% at year-end. As of quarter-end and year-end, our securities portfolio had an average life of nine years with an effective duration of five years.  All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.

Loans

Loans increased $104.8 million to $3.0 billion at the end of the second quarter 2023. The increase was primarily driven by commercial loans that grew by $92.0 million, of which $41.1 million was with new customers primarily in the finance and real estate and leasing industries. Residential loans grew by annualized growth rate of 2% as we believe it was more profitable to sell most of higher yielding originations for gains in the secondary market. Consumer loans dropped by $3.9 million due to run-off of balances associated with the repricing of home equity lines of credit to the higher interest rate environment.

Allowance for Credit Losses

The ACL was $27.4 million at June 30, 2023 compared to $25.9 million at year-end.  The increase ACL balance is largely due to loan growth during the first half of 2023, however, the ratio of ACL to total loans increased to 0.91% from 0.89% at year-end due to more refined economic forecasting, especially in the national unemployment figures. Non-accruing loans were $6.7 million compared with $6.5 million at year-end primarily due to one lending relationship that is expected to be collected in full. Past due accounts between 30 to 89 days as a percentage of total loans was 0.09% at June 30, 2023 compared to 0.08% at year-end.

Deposits and Borrowings

Total deposits increased $46.8 million to $3.1 billion at the end quarter. Demand and other non-interest bearing deposits decreased $73.7 million driven by large institutional outflows mainly due to seasonality. While our deposit base does contain some larger institutional accounts, our community banking model caters to the high volume, lower average balance accounts, which generally are less rate sensitive and less likely to run-off.  Time deposits increased $312.1 million due to a shift of interest-bearing deposits to higher interest-bearing accounts, and a $187.6 million increase in brokered deposits. Savings deposits decreased $75.7 million evenly throughout the quarter. Our deposit composition at the end of quarter was 46% commercial customers and 54% consumer customers, compared with 47% and 53%, respectively at year-end.  Our uninsured or otherwise unsecured deposits represents 8% of our total deposits, which ranks us on the low end in risk for the industry, and, specifically, in comparison to others within our footprint.  Total borrowings increased by $65.1 million during the quarter due to support loan growth.

Equity

Total equity was $410.7 million at June 30, 2023 compared with $393.4 million at year-end. Tangible book value per share (non-GAAP) was $18.88 at June 30, 2023 compared with $17.78 at year-end. Equity included net unrealized losses on securities totaling a $55.3 million loss at June 30, 2023 and at year-end 2022.  Excluding unrealized net losses on securities, our tangible book value per share was $22.53 per share at June 30, 2023 compared with $21.44 per share at year-end, which is an annualized increase of 10%.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Net Interest Income

Net income in the second quarter 2023 was $10.8 million, or $0.71 per diluted share, versus $10.5 million, or $0.70 per diluted share, in the same quarter of 2022. NIM increased to 3.22% in the second quarter 2023 compared to 3.19% in the same quarter of 2022. The increase was primarily driven by new loans and yield expansion on existing variable rate loans, which were partially offset by a higher cost of funds.  Interest-bearing cash balances increased NIM by 2 basis points in the second quarter 2023 compared to a decrease of 5 basis points in the prior year quarter. The yield on loans expanded to 4.99% at the end of the second quarter 2023, up from 3.71% in the same quarter of 2022. Costs of interest-bearing liabilities increased to 1.99% in the second quarter 2023 from 0.36% in the same quarter 2022 as our costs continue to drift upwards from subsequent interest rate hikes. We also experienced a shift in deposit composition to time deposits as some customers continue to seek higher returns. In the second quarter 2023, we had a heavier reliance on whole-sale borrowings than in the second quarter 2022, which also has a cost that is almost 200 basis points higher than in the prior year quarter.

For the first six months of 2023, net interest income was $59.7 million compared with $50.8 million in the same period of 2022. The comparison of NIM and earning asset yields for the respective six month periods of 2023 and 2022 were 3.39% and 4.70%, and 3.07% and 3.34%.  Interest-bearing cash balances increased NIM by 1 basis point in the first half of 2023 compared to a decrease of 9 basis points in the same period in prior year. The explanations for the improvement in NIM are consistent with those provided in the year-over-year three month comparison above.

Provision for Credit Losses

The provision for credit losses was $750 thousand in the second quarter 2023 compared to $534 thousand in the prior year quarter.  For the first half of 2023, provision for credit losses was $1.5 million and $911 thousand in the same period of 2022.  The increase is primarily driven by loan growth and slightly higher provisioning given current market conditions. The ratio of net charge-offs to total loans was near zero for the second quarter of 2023 and year-to-date June 30, 2023 as well in the same comparative periods of 2022.  Net charge-offs have been at historic lows for the past five years, which we believe is due to our underwriting standards.

Non-Interest Income

Non-interest income was $9.0 million in the second quarter 2023 and 2022. Customer service fees grew to $3.8 million in the second quarter 2023 from $3.7 million in the same quarter of 2022 on a higher number of transactional accounts. Wealth management income was $3.8 million in the second quarter 2023 and 2022 as higher inflows of cash since 2022 were offset by lower security valuations of assets under management in 2023.  Mortgage banking income was $378 thousand in the second quarter of 2023, compared to $488 thousand in the same period of 2022 reflecting fewer sales and increased on balance sheet activity related to higher interest rates.

Non-Interest Expense

Non-interest expense was $23.4 million in the second quarter of 2023 compared to $21.7 million in the same quarter of 2022 principally due to higher salary and benefit expense. Salary and benefit expense increased due to annual salary adjustments that were effective at the end of the first quarter of 2023 and higher stock compensation and post-retirement expense in 2023 as compared to the prior year quarter.  The increase in stock compensation expense is due the revaluation of our long term incentive obligation based on a smaller change in the Company stock price as compared to the second quarter 2022.  Post-retirement expense also increased because of a smaller revaluation of obligations, which based on changes in the FTSE Above Median Double-A Index, as compared to the second quarter of 2022.

For the first six months of 2023, non-interest expense was $46.1 million and $43.6 million in the same period of 2022.  The increase in non-interest expense is due to the same reasons as discussed in the quarterly period above.  The Company's year-to-date efficiency ratio was 57.40% in 2023 compared to 60.78% in 2022 which reflects managements’ disciplined approach to expense management as revenue continues to grow.

Income Tax Expense

Income tax expense was $2.8 million in the second quarter 2023 compared with $2.7 million in the prior year quarter. The effective tax rate increased to 20.8% in the second quarter 2023, which is flat with 20.7% prior year quarter due to relatively consistent pre-tax income.

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

As of June 30, 2023, available same-day liquidity totaled approximately $557.0 million, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios.  We had unused borrowing capacity at the FHLB of $219.3 million, unused borrowing capacity at the Federal Reserve of $162.9 million and unused lines of credit totaling $51.0 million, in addition to $123.8 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at June 30, 2023 and December 31, 2022 - Equity” for a discussion of shareholders’ equity together with Note 6 “Capital Ratios and Shareholders’ Equity” in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends to shareholders in the aggregate amount of $8.1 million and $7.5 million for the six months ended June 30, 2023 and 2022, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
PER SHARE DATA
Net earnings, diluted	$0.71	$0.70	$1.57	$1.30
Adjusted earnings, diluted(1)	0.71	0.70	1.56	1.30
Total book value	27.12	26.19	27.11	26.19
Tangible book value per share(1)	18.88	17.83	18.87	17.83
Market price at period end	24.64	25.86	24.64	25.86
Dividends	0.28	0.26	0.54	0.50

PERFORMANCE RATIOS(2)
Return on assets	1.10%	1.14%	1.23%	1.07%
Adjusted return on assets(1)	1.09	1.14	1.22	1.07
Pre-tax, pre-provision return on assets	1.47	1.50	1.64	1.39
Adjusted pre-tax, pre-provision return on assets (1)	1.46	1.50	1.63	1.40
Return on equity	10.49	10.58	11.71	9.72
Adjusted return on equity(1)	10.42	10.59	11.67	9.74
Return on tangible equity	15.28	15.74	17.10	14.33
Adjusted return on tangible equity(1)	15.19	15.76	17.04	14.37
Net interest margin, fully taxable equivalent(1) (3)	3.22	3.19	3.39	3.07
Efficiency ratio(1)	60.25	59.25	57.40	60.78

FINANCIAL DATA (In millions)
Total assets	$4,029	$3,716	$4,029	$3,716
Total earning assets(4)	3,716	3,399	3,716	3,399
Total investments	556	593	556	593
Total loans	3,007	2,727	3,007	2,727
Allowance for credit losses	27	24	27	24
Total goodwill and intangible assets	125	126	125	126
Total deposits	3,090	3,079	3,090	3,079
Total shareholders' equity	411	394	411	394
Net income	11	11	24	20
Adjusted income(1)	11	11	24	20

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries) (annualized)/average loans	—%	—%	0.01%	(0.01)%
Allowance for credit losses/total loans	0.91	0.87	0.91	0.87
Loans/deposits	97	89	97	89
Shareholders' equity to total assets	10.20	10.59	10.20	10.59
Tangible shareholders' equity to total tangible assets(1)	7.32	7.46	7.32	7.46

(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of June 30, 2023 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	to Date	to Date
Commercial real estate	$1,551,748	$1,519,219	$1,495,452	$1,421,962	$1,331,860	9%	8%
Commercial and industrial	388,430	364,315	352,735	376,624	360,304	26	20
Paycheck Protection Program (PPP)	—	—	—	—	170	—	—
Total commercial loans	1,940,178	1,883,534	1,848,187	1,798,586	1,692,334	12	10
Total commercial loans, excluding PPP	1,940,178	1,883,534	1,848,187	1,798,586	1,692,164	12	10

Residential real estate	907,741	906,059	898,192	896,618	876,644	1	2
Consumer	96,947	98,616	100,855	100,822	100,816	(7)	(8)
Tax exempt and other	62,614	55,796	55,456	54,338	57,480	49	26
Total loans	$3,007,480	$2,944,005	$2,902,690	$2,850,364	$2,727,274	9%	7%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	to Date	to Date
Demand	$602,667	$636,710	$676,350	$700,218	$670,268	(21)%	(22)%
NOW	911,488	908,483	900,730	918,822	883,239	1	2
Savings	588,769	628,798	664,514	669,317	663,676	(25)	(23)
Money market	351,762	475,577	478,398	513,075	499,456	*	(53)
Total non-maturity deposits	2,454,686	2,649,568	2,719,992	2,801,432	2,716,639	(29)	(20)
Total time deposits	635,559	404,246	323,439	334,248	361,906	*	*
Total deposits	$3,090,245	$3,053,814	$3,043,431	$3,135,680	$3,078,545	5%	3%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES  (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$21,440	$299	5.59%	$63,317	$127	0.80%
Securities available for sale and FHLB stock(2)(3)	636,088	5,888	3.71	637,881	4,276	2.69
Loans:
Commercial real estate	1,536,035	19,960	5.21	1,296,162	12,348	3.82
Commercial and industrial	434,384	6,958	6.42	412,518	3,771	3.67
Paycheck protection program	—	—	—	788	27	13.99
Residential	911,788	8,537	3.76	863,172	7,635	3.55
Consumer	97,518	1,621	6.67	98,588	938	3.82
Total loans (1)	2,979,725	37,076	4.99	2,671,228	24,719	3.71
Total earning assets	3,637,253	43,263	4.77%	3,372,426	29,122	3.46%
Other assets	293,449			315,950
Total assets	$3,930,702			$3,688,376

Liabilities
NOW	$885,091	$2,081	0.94%	$893,239	$304	0.14%
Savings	602,724	559	0.37	657,047	138	0.08
Money market	423,013	2,657	2.52	457,088	213	0.19
Time deposits	468,188	3,293	2.82	375,782	540	0.58
Total interest bearing deposits	2,379,016	8,590	1.45	2,383,156	1,195	0.20
Borrowings	466,402	5,501	4.73	178,519	1,074	2.41
Total interest bearing liabilities	2,845,418	14,091	1.99%	2,561,675	2,269	0.36%
Non-interest bearing demand deposits	608,180			661,412
Other liabilities	64,346			67,069
Total liabilities	3,517,944			3,290,156

Total shareholders' equity	412,758			398,220

Total liabilities and shareholders' equity	$3,930,702			$3,688,376

Net interest spread			2.78%			3.10%
Net interest margin			3.22			3.19
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Six Months Ended June 30,
	2023			2022
	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$22,506	$508	4.55%	$100,052	$183	0.37%
Securities available for sale and FHLB stock(2)(3)	623,488	11,695	3.78	630,443	8,239	2.64
Loans:
Commercial real estate	1,522,470	38,823	5.14	1,282,528	23,255	3.66
Commercial and industrial(3)	425,676	12,967	6.14	392,006	7,132	3.67
Paycheck protection program	—	—	—	16,112	223	2.80
Residential	906,979	16,797	3.73	857,109	15,125	3.56
Consumer	98,817	3,193	6.52	98,824	1,782	3.64
Total loans (1)	2,953,942	71,780	4.90	2,646,579	47,517	3.62
Total earning assets	3,599,936	83,983	4.70%	3,377,074	55,939	3.34%

Other assets	311,354			325,144

Total assets	$3,911,290			$3,702,218

Liabilities
NOW	$885,317	$3,187	0.73%	$911,420	$618	0.14%
Savings	622,662	1,044	0.34	649,652	275	0.09
Money market	447,543	5,198	2.34	438,189	331	0.15
Time deposits	416,849	4,425	2.14	390,040	1,160	0.60
Total interest bearing deposits	2,372,371	13,854	1.18	2,389,301	2,384	0.20
Borrowings	432,867	9,681	4.51	178,643	2,084	2.35
Total interest bearing liabilities	2,805,238	23,535	1.69%	2,567,944	4,468	0.35%
Non-interest bearing demand deposits	628,663			661,677
Other liabilities	67,437			65,669
Total liabilities	3,501,338			3,295,290

Total shareholders' equity	409,952			406,928

Total liabilities and shareholders' equity	$3,911,290			$3,702,218

Net interest spread			3.01%			2.99%
Net interest margin			3.39			3.07

(1) The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2) The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Calculations	2023	2022	2023	2022
Net income		$10,791	$10,503	$23,803	$19,615
Non-recurring items:
Gain on sale of securities, net		—	—	(34)	(9)
Gain on sale of premises and equipment, net		(86)	10	(99)	(65)
Acquisition, conversion and other expenses		—	—	20	325
Income tax expense (1)		20	(2)	28	(205)
Total non-recurring items		(66)	8	(85)	46
Total adjusted income(2)	(A)	$10,725	$10,511	$23,718	$19,661

Net interest income	(B)	$28,790	$26,519	$59,696	$50,817
Plus: Non-interest income		8,980	8,961	18,164	18,270
Total Revenue		37,770	35,480	77,860	69,087
Gain on sale of securities, net		—	—	(34)	(9)
Total adjusted revenue(2)	(C)	$37,770	$35,480	$77,826	$69,078

Total non-interest expense		$23,392	$21,700	$46,096	$43,586
Non-recurring expenses:
Gain on sale of premises and equipment, net		86	(10)	99	65
Acquisition, conversion and other expenses		—	—	(20)	(325)
Total non-recurring expenses		86	(10)	79	(260)
Adjusted non-interest expense(2)	(D)	$23,478	$21,690	$46,175	$43,326

Total revenue		37,770	35,480	77,860	69,087
Total non-interest expense		23,392	21,700	46,096	43,586
Pre-tax, pre-provision net revenue		$14,378	$13,780	$31,764	$25,501

Adjusted revenue(2)		37,770	35,480	77,826	69,078
Adjusted non-interest expense(2)		23,478	21,690	46,175	43,326
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$14,292	$13,790	$31,651	$25,752

(in millions)
Average earning assets	(E)	3,637	3,372	$3,600	$3,377
Average paycheck protection program (PPP) loans	(R)	—	1	—	16
Average earning assets, excluding PPP loans	(S)	3,931	3,371	3,600	3,361
Average assets	(F)	413	3,688	3,911	3,702
Average shareholders' equity	(G)	288	398	410	407
Average tangible shareholders' equity(2)(3)	(H)	286	272	410	281
Tangible shareholders' equity, period-end(2)(3)	(I)	3,904	268	283	268
Tangible assets, period-end(2)(3)	(J)	—	3,590	3,904	3,590

		Three Months Ended June 30,		Six Months Ended June 30,
	Calculations	2023	2022	2023	2022
(in thousands)
Common shares outstanding, period-end	(K)	15,144	15,026	15,125	15,026
Average diluted shares outstanding	(L)	15,180	15,077	15,186	15,094

Adjusted earnings per share, diluted(2)	(A/L)	$0.71	$0.70	$1.57	$1.30
Tangible book value per share, period-end(2)	(I/K)	18.88	17.83	18.88	17.83
Securities adjustment, net of tax(1)(4)	(M)	(55,307)	(38,304)	(55,307)	(38,304)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	22.53	20.38	22.53	20.38
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.32	7.46	7.45	7.46

Performance ratios(5)
Return on assets		1.10%	1.14%	1.23%	1.07%
Core return on assets(2)	(A/F)	1.09	1.14	1.22	1.07
Pre-tax, pre-provision return on assets		1.47	1.50	1.64	1.39
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.63	1.50	1.63	1.40
Return on equity		10.49	10.58	11.71	9.72
Core return on equity(2)	(A/G)	10.42	10.59	11.67	9.74
Return on tangible equity		15.28	15.74	17.10	14.33
Adjusted return on tangible equity(1)(2)	(A+Q)/H	15.19	15.76	17.04	14.37
Efficiency ratio(1)(2)(6)	(D-O-Q)/(C+N)	60.25	59.25	57.40	60.78
Net interest margin	(B+P)/E	3.22	3.19	3.39	3.07

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$539	$491	$1,266	$967
Franchise taxes included in non-interest expense	(O)	163	144	311	285
Tax equivalent adjustment for net interest margin	(P)	382	334	750	654
Intangible amortization	(Q)	233	233	466	466
Interest and fees on PPP loans	(T)	—	27	—	223
(1)	Assumes a marginal tax rate of 23.80% for 2023 and 23.41% for 2022.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized losses and gains on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

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

As of June 30, 2023, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended June 30, 2023 and 2022:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At June 30, 2023
-200	$(4,283)	(3.3)%	$(12,042)	(8.6)%
-100	(2,214)	(1.7)	(5,442)	(3.9)
+100	1,194	0.9	3,048	2.2
+200	2,225	1.7	5,505	3.9
At June 30, 2022
-200	(9,239)	(7.5)	(24,179)	(18.8)
-100	(3,979)	(3.2)	(11,446)	(8.9)
+100	2,917	2.4	8,441	6.6
+200	5,070	4.1	15,789	12.3

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

As compared to June 30, 2022, sensitivity to both a down 100 basis point rate movement and an up 200 basis point rate movement has decreased.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended June 30, 2023.

On May 22, 2023, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing 756,000 shares. No shares were repurchased by the Company in the second quarter of 2023 and the maximum number of shares that may yet be purchased under the plan is 756,000 shares.

ITEM 5.           OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated  Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 7, 2023	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2023		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)