Form 10-Q
period 2023-09-30
BAR HARBOR BANKSHARES
filed 2023-11-07
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The registrant had 15,155,971 shares of common stock, par value $2.00 per share, outstanding as of November 1, 2023.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	deterioration in the financial performance and/or condition of borrowers of the Bank, including as a result of the negative impact of inflationary pressures on our customers and their businesses resulting in significant increases in credit losses and provisions for those losses;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	increased levels of other real estate owned, primarily as a result of foreclosures;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand or loan pricing;
●	adverse conditions in the national or local economies including in our markets throughout Northern New England;
●	changes in consumer spending, borrowing and saving habits;
●	the effects of civil unrest, international hostilities or other geopolitical events, including the war in Ukraine and recent hostilities in the Middle East;
●	inflation, interest rate, market, and monetary fluctuations;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
●	our ability to effectively manage problem credits;
●	our ability to successfully implement efficiency initiatives on time and with the results projected;
●	our ability to successfully develop and market new products and technology;
●	the impact of negative developments in the financial industry and United States and global capital and credit markets;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	our ability to effectively implement and to adapt to technological changes;
●	risks associated with litigation, including reputational and financial risks and the applicability of insurance coverage;
●	the vulnerability of the Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom the Company or the Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	ongoing competition in the labor markets and increased employee turnover;
●	the potential impact of climate change;

●	the impact of pandemics, epidemics or any other health-related crises, including new outbreaks of COVID-19 and actions taken by governmental officials to curb the spread of such health-related crises, and the resulting impact on general economic and financial market conditions and on the Company’s and our customers' business, results of operations, asset quality and financial condition;
●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
●	changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
●	the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	adverse impacts (including costs, fines, reputational harm, financial risks and the applicability of insurance coverage or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions; and
●	general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$41,210	$39,933
Interest-earning deposits with other banks	81,606	52,362
Total cash and cash equivalents	122,816	92,295

Securities:
Securities available for sale	509,453	559,516
Federal Home Loan Bank stock	14,834	14,893
Total securities	524,287	574,409

Loans held for sale	2,016	—

Total loans	2,992,791	2,902,690
Less: Allowance for credit losses	(28,011)	(25,860)
Net loans	2,964,780	2,876,830

Premises and equipment, net	47,790	47,622
Goodwill	119,477	119,477
Other intangible assets	5,102	5,801
Cash surrender value of bank-owned life insurance	79,469	81,197
Deferred tax assets, net	28,328	24,443
Other assets	89,876	87,729
Total assets	$3,983,941	$3,909,803

Liabilities
Deposits:
Demand	$618,421	$676,350
NOW	929,481	900,730
Savings	572,271	664,514
Money market	361,839	478,398
Time	658,482	323,439
Total deposits	3,140,494	3,043,431

Borrowings:
Senior	307,070	333,957
Subordinated	60,422	60,289
Total borrowings	367,492	394,246

Other liabilities	71,747	78,676
Total liabilities	3,579,733	3,516,353

(continued)

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

(in thousands, except share data)	September 30, 2023	December 31, 2022
Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,155,971 shares and 15,082,688 shares at September 30, 2023 and December 31, 2022 respectively	32,857	32,857
Additional paid-in capital	192,673	191,922
Retained earnings	266,365	243,815
Accumulated other comprehensive loss	(71,400)	(58,340)
Less: 1,272,417 and 1,345,700 shares of treasury stock, at cost, at September 30, 2023 and December 31, 2022, respectively	(16,287)	(16,804)
Total shareholders’ equity	404,208	393,450
Total liabilities and shareholders’ equity	$3,983,941	$3,909,803

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2023	2022	2023	2022
Interest and dividend income
Loans	$38,412	$27,940	$109,889	$75,192
Securities and other	6,723	5,145	18,478	13,178
Total interest and dividend income	45,135	33,085	128,367	88,370
Interest expense
Deposits	11,415	1,801	25,270	4,185
Borrowings	4,534	1,374	14,215	3,458
Total interest expense	15,949	3,175	39,485	7,643
Net interest income	29,186	29,910	88,882	80,727
Provision for credit losses	673	1,306	2,221	2,217
Net interest income after provision for credit losses	28,513	28,604	86,661	78,510

Non-interest income
Trust and investment management fee income	3,522	3,548	10,882	11,131
Customer service fees	3,926	3,836	11,377	11,108
Gain on sales of securities, net	—	44	34	53
Mortgage banking income	415	315	1,072	1,427
Bank-owned life insurance income	515	496	2,166	1,501
Customer derivative income	43	58	258	213
Other income	394	526	1,190	1,660
Total non-interest income	8,815	8,823	26,979	27,093

Non-interest expense
Salaries and employee benefits	13,011	12,242	39,005	35,757
Occupancy and equipment	4,469	4,458	13,275	13,254
(Gain) loss on sales of premises and equipment, net	—	—	(99)	(65)
Outside services	376	393	1,156	1,143
Professional services	436	421	1,217	1,122
Communication	170	204	507	617
Marketing	326	518	1,211	1,150
Amortization of intangible assets	233	233	699	699
Acquisition, conversion and other expenses	—	31	20	356
Provision for unfunded commitments	45	(26)	(85)	345
Other expenses	3,950	4,558	12,206	12,240
Total non-interest expense	23,016	23,032	69,112	66,618

Income before income taxes	14,312	14,395	44,528	38,985
Income tax expense	3,208	2,965	9,621	7,940
Net income	$11,104	$11,430	$34,907	$31,045

Earnings per share:
Basic	$0.73	$0.76	$2.31	$2.07
Diluted	$0.73	$0.76	2.30	2.06

Weighted average common shares outstanding:
Basic	15,155	15,058	15,135	15,029
Diluted	15,196	15,113	15,189	15,100

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income	$11,104	$11,430	$34,907	$31,045
Other comprehensive loss, before tax:
Changes in unrealized loss on securities available for sale	(14,586)	(26,933)	(14,637)	(79,186)
Changes in unrealized loss on hedging derivatives	(3,395)	(1,568)	(2,307)	(5,446)

Income taxes related to other comprehensive loss:
Changes in unrealized loss on securities available for sale	3,363	6,522	3,353	18,486
Changes in unrealized loss on hedging derivatives	782	361	531	1,254
Total other comprehensive loss	(13,836)	(21,618)	(13,060)	(64,892)
Total comprehensive (loss) income	$(2,732)	$(10,188)	$21,847	$(33,847)

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147

Net income	—	—	19,615	—	—	19,615
Other comprehensive loss	—	—	—	(43,274)	—	(43,274)
Cash dividends declared ($0.50 per share)	—	—	(7,509)	—	—	(7,509)
Net issuance (24,768 shares) to employee stock plans, including related tax effects	—	376	—	—	148	524
Recognition of stock based compensation	—	94	—	—	—	94
Balance at June 30, 2022	$32,857	$191,346	$227,698	$(40,971)	$(17,333)	$393,597

Net income	—	—	11,430	—	—	11,430
Other comprehensive loss	—	—	—	(21,618)	—	(21,618)
Cash dividends declared ($0.26 per share)	—	—	(3,910)	—	—	(3,910)
Net issuance (39,523 shares) to employee stock plans, including related tax effects	—	(530)	—	—	374	(156)
Recognition of stock based compensation	—	622	—	—	—	622
Balance at September 30, 2022	$32,857	$191,438	$235,218	$(62,589)	$(16,959)	$379,965

Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	23,803	—	—	23,803
Other comprehensive income	—	—	—	776	—	776
Cash dividends declared ($0.54 per share)	—	—	(8,148)	—	—	(8,148)
Net issuance (61,470 shares) to employee stock plans, including related tax effects	—	(264)	—	—	416	152
Recognition of stock based compensation	—	683	—	—	—	683
Balance at June 30, 2023	$32,857	$192,341	$259,470	$(57,564)	$(16,388)	$410,716

Net income	—	—	11,104	—	—	11,104
Other comprehensive loss	—	—	—	(13,836)	—	(13,836)
Cash dividends declared ($0.28 per share)	—	—	(4,209)	—	—	(4,209)
Net issuance (11,813 shares) to employee stock plans, including related tax effects	—	(381)	—	—	101	(280)
Recognition of stock based compensation	—	713	—	—	—	713
Balance at September 30, 2023	$32,857	$192,673	$266,365	$(71,400)	$(16,287)	$404,208

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$34,907	$31,045
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	2,016	4,546
Provision for credit losses	2,221	2,217
Net amortization of securities	1,758	2,287
Change in unamortized net loan costs and premiums	73	353
Premises and equipment depreciation	3,136	3,186
Stock-based compensation expense	1,396	716
Amortization of other intangibles	699	699
Income from cash surrender value of bank-owned life insurance policies	(2,166)	(1,501)
Gain on sales of securities, net	(34)	(53)
Amortization of right-of-use lease assets	900	893
Decrease in lease liabilities	(879)	(851)
Gain on premises and equipment, net	(99)	(65)
Net change in other assets and liabilities	(12,702)	(4,384)
Net cash provided by operating activities	31,226	39,088

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	32,542	67,664
Purchases of securities available for sale	(1,000)	(99,294)
Net change in loans	(90,244)	(318,724)
Purchase of Federal Home Loan Bank stock	(15,059)	(2,924)
Proceeds from sale of Federal Home Loan Bank stock	15,118	1,273
Purchase of premises and equipment, net	(3,650)	(1,842)
Proceeds from death benefit of bank-owned life insurance policy	3,904	—
Net cash used in investing activities	(58,389)	(353,847)

Cash flows from financing activities:
Net change in deposits	97,063	87,136
Net change in short-term borrowings	(26,880)	91,364
Repayments of long-term borrowings	(14)	(21,014)
Net issuance to employee stock plans	(128)	368
Cash dividends paid on common stock	(12,357)	(11,419)
Net cash provided by financing activities	57,684	146,435

Net change in cash and cash equivalents	30,521	(168,324)
Cash and cash equivalents at beginning of year	92,295	250,389
Cash and cash equivalents at end of period	$122,816	$82,065

Supplemental cash flow information:
Interest paid	$36,298	$7,028
Income taxes paid, net	12,228	6,781

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

The results for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures in the Form 10-K previously filed with the Securities and Exchange Commission (the "SEC").  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the consolidated income statement.

Goodwill assessment: In connection with acquisitions, management generally records as assets on our consolidated financial statements both goodwill and other intangible assets, such as core deposit and acquired customer relationship intangibles.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, or more frequently, if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, our goodwill is evaluated at the entity level as there is only one reporting unit. Management, at our discretion, assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

During the nine months ended September 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. In the fourth quarter of 2023, management completed its annual goodwill impairment testing using balance sheet and market data as of September 30, 2023. The Analysis was performed at the consolidated Bank level of the Company, which is considered the smallest reporting unit carrying goodwill. Based on an analysis performed, the Company's estimated fair value to a market participant as of September 30, 2023, exceeded its carrying amount resulting in no impairment charge for the period. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections and therefore, believes that there has been no further decline in the Company's fair value as of September 30, 2023. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

		December 15, 2023, including interim periods within the fiscal year	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$2,218	$1	$(40)	$2,179
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	230,746	2	(41,025)	189,723
US Government agency	84,324	—	(13,890)	70,434
Private label	61,235	23	(2,413)	58,845
Obligations of states and political subdivisions thereof	115,908	9,305	(27,805)	97,408
Corporate bonds	101,491	31	(10,658)	90,864
Total securities available for sale	$595,922	$9,362	$(95,831)	$509,453

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Debt securities:
Obligations of US Government-sponsored enterprises	$2,692	$5	$(37)	$2,660
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	249,838	14	(34,825)	215,027
US Government agency	90,318	16	(10,728)	79,606
Private label	64,056	34	(3,936)	60,154
Obligations of states and political subdivisions thereof	121,939	7,149	(21,351)	107,737
Corporate bonds	102,505	33	(8,206)	94,332
Total securities available for sale	$631,348	$7,251	$(79,083)	$559,516

Credit Quality Information

We monitor the credit quality of available for sale debt securities through credit ratings from various rating agencies and substantial price changes. In an effort to make informed decisions, we utilize credit ratings that express opinions about the credit quality of a security.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment-grade, or significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

As of September 30, 2023 and December 31, 2022, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at September 30, 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$3,051	$3,022
Over 1 year to 5 years	36,218	33,257
Over 5 years to 10 years	51,635	54,313
Over 10 years	128,713	99,859
Total bonds and obligations	219,617	190,451
Mortgage-backed securities and collateralized mortgage obligations	376,305	319,002
Total securities available for sale	$595,922	$509,453

The following table presents the gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Gross gains on sales of available for sale securities	$—	$142	$34	$151
Gross losses on sales of available for sale securities	—	(98)	—	(98)
Net gains on sale of available for sale securities	$—	$44	$34	$53

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$8	$40	$930	$40	$938
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	154	4,373	40,871	184,991	41,025	189,364
US Government agency	43	2,627	13,847	67,729	13,890	70,356
Private label	1	25	2,412	58,797	2,413	58,822
Obligations of states and political subdivisions thereof	571	7,386	27,234	88,571	27,805	95,957
Corporate bonds	1,079	6,921	9,579	80,918	10,658	87,839
Total securities available for sale	$1,848	$21,340	$93,983	$481,936	$95,831	$503,276

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2022
Debt securities:
Obligations of US Government-sponsored enterprises	$32	$435	$6	$790	$38	$1,225
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	7,005	82,483	27,820	127,745	34,825	210,228
US Government agency	2,870	42,430	7,857	34,198	10,727	76,628
Private label	841	15,694	3,095	44,396	3,936	60,090
Obligations of states and political subdivisions thereof	7,990	48,799	13,361	55,702	21,351	104,501
Corporate bonds	4,733	65,279	3,473	25,027	8,206	90,306
Total securities available for sale	$23,471	$255,120	$55,612	$287,858	$79,083	$542,978

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of September 30, 2023, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at September 30, 2023:

Obligations of US Government-sponsored enterprises

7 out of the total 8 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 4.09% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment-grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

492 out of the total 499 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 17.81% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment-grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

147 out of the total 150 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 16.49% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment-grade rated and there were no material underlying credit downgrades during the quarter.

Private label

26 of the total 28 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.94% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

66 of the total 70 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 24.29% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we think the bonds in this portfolio carry minimal risk of default, and we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

30 out of the total 33 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 10.82% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	September 30,	December 31,
(in thousands)	2023	2022
Commercial construction	$147,423	$117,577
Commercial real estate owner occupied	282,717	244,814
Commercial real estate non-owner occupied	1,168,877	1,146,674
Tax exempt	44,247	42,879
Commercial and industrial	306,279	297,112
Residential real estate	947,339	954,968
Home equity	88,064	90,865
Consumer other	7,845	7,801
Total loans	2,992,791	2,902,690
Allowance for credit losses	28,011	25,860
Net loans	$2,964,780	$2,876,830

Total unamortized net costs and premiums included in loan totals were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Net unamortized loan origination costs	$2,793	$3,184
Net unamortized fair value discount on acquired loans	(3,042)	(3,506)
Total	$(249)	$(322)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2023 and December 31, 2022, accrued interest receivable for loans totaled $11.0 million and $10.7 million, respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on our consolidated balance sheet. The level of the ACL represents management’s estimate of expected credit losses over the expected life of the loans at the consolidated balance sheet date.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended September 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$3,377	$—	$—	$300	$3,677
Commercial real estate owner occupied	2,566	—	—	(81)	2,485
Commercial real estate non-owner occupied	9,481	—	—	72	9,553
Tax exempt	101	—	—	(5)	96
Commercial and industrial	3,613	—	34	558	4,205
Residential real estate	7,376	—	13	(243)	7,146
Home equity	768	—	1	(4)	765
Consumer other	80	(74)	2	76	84
Total	$27,362	$(74)	$50	$673	$28,011

	At or for the Nine Months Ended September 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$1,098	$3,677
Commercial real estate owner occupied	2,189	—	142	154	2,485
Commercial real estate non-owner occupied	9,341	—	—	212	9,553
Tax exempt	93	—	—	3	96
Commercial and industrial	3,493	(122)	86	748	4,205
Residential real estate	7,274	(8)	28	(148)	7,146
Home equity	811	(12)	5	(39)	765
Consumer other	80	(199)	10	193	84
Total	$25,860	$(341)	$271	$2,221	$28,011

	At or for the Three Months Ended September 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$1,010	$—	$—	$213	$1,223
Commercial real estate owner occupied	2,722	—	7	132	2,861
Commercial real estate non-owner occupied	7,361	—	—	610	7,971
Tax exempt	105	—	—	(11)	94
Commercial and industrial	4,820	(8)	20	290	5,122
Residential real estate	6,806	(11)	6	85	6,886
Home equity	865	—	2	(76)	791
Consumer other	67	(66)	6	63	70
Total	$23,756	$(85)	$41	$1,306	$25,018

	At or for the Nine Months Ended Septembere 30, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$(888)	$1,223
Commercial real estate owner occupied	2,751	—	120	(10)	2,861
Commercial real estate non-owner occupied	5,650	—	—	2,321	7,971
Tax exempt	86	—	—	8	94
Commercial and industrial	5,369	(14)	56	(289)	5,122
Residential real estate	5,862	(26)	103	947	6,886
Home equity	814	(6)	22	(39)	791
Consumer other	75	(181)	9	167	70
Total	$22,718	$(227)	$310	$2,217	$25,018

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the ACL on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning Balance	$3,780	$3,910	$2,523	$2,152
Provision for credit losses	44	(86)	(26)	345
Ending Balance	$3,824	$3,824	$2,497	$2,497

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of September 30, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$6,693	$94,911	$40,320	$4,567	$—	$932	$147,423
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,693	$94,911	$40,320	$4,567	$—	$932	$147,423
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$47,571	$52,647	$30,018	$20,830	$22,548	$93,129	$266,743
Special mention	—	—	7,486	1,634	—	3,127	12,247
Substandard	—	—	—	—	—	3,603	3,603
Doubtful	—	—	—	—	—	124	124
Total	$47,571	$52,647	$37,504	$22,464	$22,548	$99,983	$282,717
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$32,985	$348,087	$213,568	$135,429	$80,171	$270,271	$1,080,511
Special mention	7,835	—	13,516	28,146	15,750	8,774	74,021
Substandard	—	—	—	—	—	14,214	14,214
Doubtful	—	—	—	—	—	131	131
Total	$40,820	$348,087	$227,084	$163,575	$95,921	$293,390	$1,168,877
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$2,672	$12,128	$812	$209	$597	$27,829	$44,247
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$2,672	$12,128	$812	$209	$597	$27,829	$44,247
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$57,318	$77,033	$23,295	$41,034	$17,732	$81,740	$298,152
Special mention	374	1,306	—	7	35	3,746	5,468
Substandard	59	99	191	117	105	611	1,182
Doubtful	—	—	—	—	88	1,389	1,477
Total	$57,751	$78,438	$23,486	$41,158	$17,960	$87,486	$306,279
Current period gross write-offs	—	—	—	—	5	117	122

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Residential real estate
Performing	$58,083	$196,017	$168,614	$98,218	$64,181	$358,368	$943,481
Nonperforming	—	—	42	—	238	3,578	3,858
Total	$58,083	$196,017	$168,656	$98,218	$64,419	$361,946	$947,339
Current period gross write-offs	—	—	—	—	—	8	8

Home equity
Performing	$10,163	$16,491	$8,886	$6,634	$4,775	$40,489	$87,438
Nonperforming	—	—	—	—	—	626	626
Total	$10,163	$16,491	$8,886	$6,634	$4,775	$41,115	$88,064
Current period gross write-offs	—	—	—	—	—	12	12

Consumer other
Performing	$3,556	$2,061	$836	$419	$72	$892	$7,836
Nonperforming	—	—	4	5	—	—	9
Total	$3,556	$2,061	$840	$424	$72	$892	$7,845
Current period gross write-offs	—	52	8	2	—	136	198

Total Loans	$227,309	$800,780	$507,588	$337,249	$206,292	$913,573	$2,992,791

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2022:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$49,722	$38,837	$2,865	$1,011	$964	$—	$93,399
Special mention	—	—	24,178	—	—	—	24,178
Substandard	—	—	—	—	—	—	—
Total	$49,722	$38,837	$27,043	$1,011	$964	$—	$117,577

Commercial real estate owner occupied
Risk rating:
Pass	$22,371	$11,290	$23,014	$31,352	$46,398	$103,295	$237,720
Special mention	—	—	243	666	173	1,870	2,952
Substandard	—	—	—	—	77	3,924	4,001
Doubtful	—	—	—	—	—	141	141
Total	$22,371	$11,290	$23,257	$32,018	$46,648	$109,230	$244,814

Commercial real estate non-owner occupied
Risk rating:
Pass	$370,856	$228,414	$145,096	$88,111	$35,213	$238,395	$1,106,085
Special mention	—	21,390	—	127	911	16,612	39,040
Substandard	—	—	—	—	—	1,404	1,404
Doubtful	—	—	—	—	—	145	145
Total	$370,856	$249,804	$145,096	$88,238	$36,124	$256,556	$1,146,674

Tax exempt
Risk rating:
Pass	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879

Commercial and industrial
Risk rating:
Pass	$83,151	$26,948	$62,835	$27,491	$9,511	$81,316	$291,252
Special mention	1,450	—	53	803	201	619	3,126
Substandard	—	113	111	65	299	2,106	2,694
Doubtful	—	—	—	—	—	40	40
Total	$84,601	$27,061	$62,999	$28,359	$10,011	$84,081	$297,112

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Residential real estate
Performing	$195,320	$177,480	$111,021	$69,170	$47,797	$349,795	$950,583
Nonperforming	—	45	—	49	641	3,650	4,385
Total	$195,320	$177,525	$111,021	$69,219	$48,438	$353,445	$954,968

Home equity
Performing	$17,107	$10,638	$8,139	$6,830	$6,997	$40,191	$89,902
Nonperforming	—	—	—	—	—	963	963
Total	$17,107	$10,638	$8,139	$6,830	$6,997	$41,154	$90,865

Consumer other
Performing	$4,321	$1,341	$863	$265	$64	$942	$7,796
Nonperforming	—	—	5	—	—	—	5
Total	$4,321	$1,341	$868	$265	$64	$942	$7,801

Total Loans	$752,984	$517,516	$378,675	$226,712	$162,477	$864,326	$2,902,690

Past Dues

The following is a summary of past due loans for the periods ended:

	September 30, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$147,423	$147,423
Commercial real estate owner occupied	246	—	—	246	282,471	282,717
Commercial real estate non-owner occupied	—	115	871	986	1,167,891	1,168,877
Tax exempt	—	—	—	—	44,247	44,247
Commercial and industrial	45	—	158	203	306,076	306,279
Residential real estate	2,227	690	2,103	5,020	942,319	947,339
Home equity	479	99	195	773	87,291	88,064
Consumer other	22	8	3	33	7,812	7,845
Total	$3,019	$912	$3,330	$7,261	$2,985,530	$2,992,791

	December 31, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$117,577	$117,577
Commercial real estate owner occupied	385	—	—	385	244,429	244,814
Commercial real estate non-owner occupied	45	145	139	329	1,146,345	1,146,674
Tax exempt	—	—	—	—	42,879	42,879
Commercial and industrial	169	—	9	178	296,934	297,112
Residential real estate	803	348	2,029	3,180	951,788	954,968
Home equity	216	160	246	622	90,243	90,865
Consumer other	41	8	—	49	7,752	7,801
Total	$1,659	$661	$2,423	$4,743	$2,897,947	$2,902,690

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	September 30, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	111	108	—
Commercial real estate non-owner occupied	570	449	749
Tax exempt	—	—	—
Commercial and industrial	1,596	8	—
Residential real estate	3,858	1,299	159
Home equity	626	1	51
Consumer other	9	—	—
Total	$6,770	$1,865	$959

	December 31, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	439	360	—
Commercial real estate non-owner occupied	550	411	—
Tax exempt	—	—	—
Commercial and industrial	207	145	—
Residential real estate	4,385	1,361	202
Home equity	963	57	14
Consumer other	5	—	—
Total	$6,549	$2,334	$216

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	September 30, 2023		December 31, 2022
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	111	—	439	—
Commercial real estate non-owner occupied	570	—	550	—
Tax exempt	—	—	—	—
Commercial and industrial	258	1,338	91	116
Residential real estate	3,858	—	4,385	—
Home equity	626	—	963	—
Consumer other	9	—	5	—
Total	$5,432	$1,338	$6,433	$116

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

These modifications typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. There were no qualifying modifications for the three and nine months ended September 30, 2022.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended September 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	66	—	—	—	0.02
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$66	$—	$—	$—	0.00%

Nine Months Ended September 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	66	1,387	—	—	0.47
Residential real estate	—	—	—	100	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$66	$1,387	$100	$—	0.05%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

(in thousands)	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	3.00	3.82	3.75
Residential real estate	—	—	1.38
Home equity	—	—	—
Consumer other	—	—	—
Total	3.00	3.82	5.13%

Nine Months Ended September 30, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	3.00	3.82	3.75
Residential real estate	—	—	1.38
Home equity	—	—	—
Consumer other	—	—	—
Total	3.00	3.82	5.13%

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of September 30, 2023 and December 31, 2022 totaled $492 thousand and $253 thousand, respectively.

Mortgage Banking

Loans held for sale at September 30, 2023 had an unpaid principal balance of $2.0 million and there were no loans held for sale as of December 31, 2022.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $6.4 million at September 30, 2023, and we had no open forward sale commitments at December 31, 2022.

For the three months ended September 30, 2023 and 2022, we sold $20.2 million and $5.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $14 thousand and a net loss $52 thousand, respectively. For the nine months ended September 30, 2023 and 2022, we sold $26.3 million and $38.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $22 thousand and $281 thousand, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at September 30, 2023 and December 31, 2022 are summarized, as follows:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$295,000	5.53%	$318,000	3.84%
Other borrowings	9,489	0.16	13,369	0.13
Total short-term borrowings	304,489	3.20	331,369	2.20
Long-term borrowings
Advances from the FHLB	2,581	0.38	2,588	0.48
Subordinated borrowings	60,422	6.19	60,289	4.95
Total long-term borrowings	63,003	5.95	62,877	4.76
Total	$367,492	3.50%	$394,246	2.45%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2023 and December 31, 2022.

We have the capacity to borrow funds on a secured basis utilizing the Bank Term Funding Program, the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At September 30, 2023, our available secured line of credit at the FRB was $158.0 million. We have pledged certain loans and securities to the FRB to support this arrangement. There were no borrowings with the FRB for the periods ended September 30, 2023 and  December 31, 2022.

We maintain, with a correspondent bank, an unused unsecured federal funds line of credit that has an aggregate overnight borrowing capacity of $50.0 million as of September 30, 2023 and December 31, 2022. There was no outstanding balance on the line of credit as of September 30, 2023 and December 31, 2022.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at September 30, 2023 include no callable advances and amortizing advances of $281 thousand. There were no callable advances outstanding and $288 thousand of amortizing advances at December 31, 2022. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2023 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2023	$295,000	5.53%
2024	2,300	—
2025	—	—
2026	—	—
2027	—	—
Thereafter	281	3.52
Total FHLB advances	$297,581	5.48%

On November 26, 2019, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which we sold and issued $40.0 million in aggregate principal amount of subordinated notes due 2029 (the “Notes”). The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $198 thousand as of September 30, 2023 and $331 thousand net of amortization as of December 31, 2022, that are netted against the subordinated debt.

We also have $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”), which are both Connecticut statutory trusts. The Debentures were issued on March 30, 2004, carry a variable interest rate of three-month SOFR plus 2.79%, and mature in 2034. The debt is callable by us at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which we are not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into our financial statements.

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

(in thousands)	September 30, 2023	December 31, 2022
Customer Repurchase Agreements
US Government-sponsored enterprises	$9,489	$13,369
Total	$9,489	$13,369

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2023	December 31, 2022
Time less than $100,000	$358,703	$157,263
Time $100,000 through $250,000	154,125	118,655
Time $250,000 or more	145,654	47,521
Total	$658,482	$323,439

At September 30, 2023 and December 31, 2022, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2023	December 31, 2022
Within 1 year	$550,775	$262,338
Over 1 year to 2 years	93,779	37,937
Over 2 years to 3 years	7,719	12,936
Over 3 years to 4 years	3,735	5,410
Over 4 years to 5 years	2,287	4,319
Over 5 years	187	499
Total	$658,482	$323,439

Included in time deposits are brokered deposits of $202.0 million and $15.1 million at September 30, 2023 and December 31, 2022, respectively.  Also included in time deposits are reciprocal deposits of $41.6 million and $27.4 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	September 30, 2023
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$443,482	13.86%	$255,967	8.00%
Common equity tier 1 capital to risk-weighted assets	351,029	10.97	143,981	4.50
Tier 1 capital to risk-weighted assets	371,649	11.62	191,976	6.00
Tier 1 capital to average assets (leverage ratio)	371,649	9.45	157,333	4.00

Bank
Total capital to risk-weighted assets	$434,770	13.60%	$257,232	8.00%
Common equity tier 1 capital to risk-weighted assets	402,937	12.61	144,594	4.50
Tier 1 capital to risk-weighted assets	402,937	12.61	192,792	6.00
Tier 1 capital to average assets (leverage ratio)	402,937	10.25	154,761	4.00

	December 31, 2022
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$416,900	13.50%	$247,041	8.00%
Common equity tier 1 capital to risk-weighted assets	326,513	10.57	138,960	4.50
Tier 1 capital to risk-weighted assets	347,133	11.24	185,281	6.00
Tier 1 capital to average assets (leverage ratio)	347,133	9.21	150,772	4.00

Bank
Total capital to risk-weighted assets	$410,053	13.29%	$246,812	8.00%
Common equity tier 1 capital to risk-weighted assets	380,286	12.33	138,832	4.50
Tier 1 capital to risk-weighted assets	380,286	12.33	185,110	6.00
Tier 1 capital to average assets (leverage ratio)	380,286	10.10	150,655	4.00

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

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive loss is, as follows:

(in thousands)	September 30, 2023	December 31, 2022
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(86,469)	$(71,832)
Net unrealized loss on hedging derivatives	(4,640)	(2,333)
Net unrealized loss on post-retirement plans	(1,675)	(1,691)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	19,939	16,586
Net unrealized loss on hedging derivatives	1,070	539
Net unrealized loss on post-retirement plans	375	391
Accumulated other comprehensive loss	$(71,400)	$(58,340)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(14,586)	$3,363	$(11,223)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(14,586)	3,363	(11,223)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(3,395)	782	(2,613)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(3,395)	782	(2,613)

Other comprehensive loss	$(17,981)	$4,145	$(13,836)

Three Months Ended September 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(26,889)	$6,512	$(20,377)
Less: reclassification adjustment for gains (losses) realized in net income	44	(10)	34
Net unrealized loss on AFS securities	(26,933)	6,522	(20,411)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(1,568)	361	(1,207)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(1,568)	361	(1,207)

Other comprehensive loss	$(28,501)	$6,883	$(21,618)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(14,603)	$3,345	$(11,258)
Less: reclassification adjustment for gains realized in net income	34	(8)	26
Net unrealized loss on AFS securities	(14,637)	3,353	(11,284)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(2,307)	531	(1,776)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on hedging derivatives	(2,307)	531	(1,776)

Other comprehensive loss	$(16,944)	$3,884	$(13,060)

Nine Months Ended September 30, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(79,133)	$18,474	$(60,659)
Less: reclassification adjustment for gains realized in net income	53	(12)	41
Net unrealized loss on AFS securities	(79,186)	18,486	(60,700)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(5,446)	1,254	(4,192)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(5,446)	1,254	(4,192)

Other comprehensive loss	$(84,632)	$19,740	$(64,892)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and nine months ended September 30, 2023 and 2022:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended September 30, 2023
Balance at beginning of period	$(55,307)	$(957)	$(1,300)	$(57,564)
Other comprehensive loss before reclassifications	(11,223)	(2,613)	—	(13,836)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(11,223)	(2,613)	—	(13,836)
Balance at end of period	$(66,530)	$(3,570)	$(1,300)	$(71,400)

Three Months Ended September 30, 2022
Balance at beginning of period	$(38,304)	$(2,115)	$(552)	$(40,971)
Other comprehensive loss before reclassifications	(20,377)	(1,207)	—	(21,584)
Less: amounts reclassified from accumulated other comprehensive income	34	—	—	34
Total other comprehensive loss	(20,411)	(1,207)	—	(21,618)
Balance at end of period	$(58,715)	$(3,322)	$(552)	$(62,589)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive loss before reclassifications	(11,258)	(1,776)	—	(13,034)
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive loss	(11,284)	(1,776)	—	(13,060)
Balance at end of period	$(66,530)	$(3,570)	$(1,300)	$(71,400)

Nine Months Ended September 30, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(60,659)	(4,192)	—	(64,851)
Less: amounts reclassified from accumulated other comprehensive income	41	—	—	41
Total other comprehensive loss	(60,700)	(4,192)	—	(64,892)
Balance at end of period	$(58,715)	$(3,322)	$(552)	$(62,589)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2023	2022	2023	2022	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$—	$44	$34	$53	Non-interest income
Tax effect	—	(10)	(8)	(12)	Tax expense
Total reclassifications for the period	$—	$34	$26	$41

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2023	2022	2023	2022	Net Income is Presented
Net realized loss on hedging derivatives:
Before tax	$—	$—	$—	$—	Non-interest income
Tax effect	—	—	—	—	Tax expense
Total reclassifications for the period	$—	$—	$—	$—

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2023	2022	2023	2022
Net income	$11,104	$11,430	$34,907	$31,045

Average number of basic common shares outstanding	15,155,457	15,057,598	15,134,954	15,028,963
Plus: dilutive effect of stock options and awards outstanding	40,067	55,757	53,765	71,317
Average number of diluted common shares outstanding(1)	15,195,524	15,113,355	15,188,719	15,100,280

Earnings per share:
Basic	$0.73	$0.76	$2.31	$2.07
Diluted	0.73	0.76	2.30	2.06
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

We offer derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements (“MNAs”) with financial institution counterparties or Risk Participation Agreements (“RPAs”) with commercial bank counterparties, for which we assume a pro rata share of the credit exposure associated with a borrower's performance related to the derivative contract with the counterparty.

The following tables present information about derivative assets and liabilities at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	1.3	$3,955	Other assets
Interest rate swap on variable rate loans	50,000	2.5	(4,707)	Other liabilities
Total cash flow hedges	125,000		(752)

Fair value hedges:
Interest rate swap on securities	37,190	5.8	5,416	Other assets
Total fair value hedges	37,190		5,416

Economic hedges:
Forward sale commitments	6,425	—	47	Other assets
Customer Loan Swaps-MNA Counterparty	183,510	5.1	(22,226)	Other liabilities
Customer Loan Swaps-RPA Counterparty	119,000	5.4	—	Other liabilities
Customer Loan Swaps-Customer	302,510	5.2	22,226	Other assets
Total economic hedges	611,445		47

Non-hedging derivatives:
Interest rate lock commitments	4,920	0.1	25	Other assets
Total non-hedging derivatives	4,920		25

Total	$778,555		$4,736

	December 31, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale fundings	$75,000	2.0	$4,978	Other assets
Interest rate swap on variable rate loans	50,000	3.2	(4,941)	Other liabilities
Total cash flow hedges	125,000		37

Fair value hedges:
Interest rate swap on securities	37,190	6.6	4,774	Other assets
Total fair value hedges	37,190		4,774

Economic hedges:
Forward sale commitments	—	—	—	Other assets
Customer Loan Swaps-MNA Counterparty	191,987	5.8	(20,287)	Other liabilities
Customer Loan Swaps-RPA Counterparty	113,928	6.0	—	Other liabilities
Customer Loan Swaps-Customer	305,914	5.9	20,287	Other assets
Total economic hedges	611,829		—

Non-hedging derivatives:
Interest rate lock commitments	—	—	—	Other assets
Total non-hedging derivatives	—		—

Total	$774,019		$4,811

As of September 30, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
September 30, 2023
Interest rate swap on securities	Securities available for sale	$27,887	$(9,303)

December 31, 2022
Interest rate swap on securities	Securities available for sale	$30,045	$(7,145)

Information about derivative assets and liabilities for the three and nine months ended September 30, 2023 and 2022, follows:

	Three Months Ended September 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(564)	Interest expense	$—	Interest expense	$816
Interest rate swap on variable rate loans	48	Interest income	—	Interest income	(578)
Total cash flow hedges	(516)		—		238

Fair value hedges:
Interest rate swap on securities	(2,096)	Interest income	—	Interest income	369
Total fair value hedges	(2,096)		—		369

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(2)
Total economic hedges	—		—		(2)

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	24
Total non-hedging derivatives	—		—		24

Total	$(2,612)		$—		$629

	Three Months Ended September 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$1,262	Interest expense	$—	Interest expense	$140
Interest rate swap on variable rate loans	(1,181)	Interest income	—	Interest income	(238)
Total cash flow hedges	81		—		(98)

Fair value hedges:
Interest rate swap on securities	(1,287)	Interest income	—	Interest income	155
Total economic hedges	(1,287)		—		155

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	19
Total economic hedges	—		—		19

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(50)
Total non-hedging derivatives	—		—		(50)

Total	$(1,206)		$—		$26

	Nine Months Ended September 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(786)	Interest expense	$—	Interest expense	$2,225
Interest rate swap on variable rate loans	178	Interest income	—	Interest income	(1,575)
Total cash flow hedges	(608)		—		650

Fair value hedges:
Interest rate swap on securities	(1,168)	Interest income	—	Interest income	985
Total fair value hedges	(1,168)		—		985

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	47
Total economic hedges	—		—		47

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(79)
Total non-hedging derivatives	—		—		(79)

Total	$(1,776)		$—		$1,603

	Nine Months Ended September 30, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$4,058	Interest expense	$—	Interest expense	$(1)
Interest rate swap on variable rate loans	(3,489)	Interest income	—	Interest income	(239)
Total cash flow hedges	569		—		(240)

Fair value hedges:
Interest rate swap on securities	(4,761)	Interest income	—	Interest income	(48)
Total economic hedges	(4,761)		—		(48)

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(7)
Total economic hedges	—		—		(7)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(283)
Total non-hedging derivatives	—		—		(283)

Total	$(4,192)		$—		$(578)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$38,412	$6,723	$11,415	$4,534	$8,815

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	816	—
Interest rate swap on variable rate loans	(578)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	369	—	—	—

	Three Months Ended September 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$27,940	$5,145	$1,801	$1,374	$8,823

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	140	—
Interest rate swap on variable rate loans	(238)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	155	—	—	—

	Nine Months Ended September 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$109,889	$18,478	$25,270	$14,215	$26,979

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	2,225	—
Interest rate swap on variable rate loans	(1,575)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	985	—	—	—

	Nine Months Ended September 30, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$75,192	$13,178	$4,185	$3,458	$27,093

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	(1)	—
Interest rate swap on variable rate loans	(239)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	(48)	—	—	—

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	in Non-interest Income	2023	2022	2023	2022
Derivatives not designated as hedging instruments

Economic hedges:
Forward commitments	Mortgage banking income	$(2)	$19	$47	$(7)
Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	24	(50)	(79)	(283)

Cash flow hedges

Interest rate swaps on wholesale funding

As of September 30, 2023, we have two interest rate swaps on wholesale borrowings to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered into in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the daily SOFR rate plus 26 basis points. We designated the swaps as cash flow hedges.

Interest rate swap on variable rate loans

We have an interest rate swap that effectively fixes our interest rate on $50 million at the daily SOFR rate plus 11 basis points of based loan assets at 0.806% plus the credit spread on the loans that reprices on weighted average basis. The instrument is specifically designed to hedge the risk of changes in its cash flows from interest receipts attributable to changes in a contractually specified interest rate, on an amount of our variable rate loan assets equal to $50 million. We designated the swap as a cash flow hedge.

Fair value hedges

Interest rate swap on securities

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. We utilize interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR and SOFR based variable interest rates, all securities are expected to convert to SOFR by December 31, 2023. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, we entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.  The fixed rates on the transactions have a weighted average of 1.70%.

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

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of September 30, 2023
Customer Loan Derivatives:
MNA counterparty	$(22,226)	$22,226	$—	$—
RPA counterparty	—	—	—	—
Total	$(22,226)	$22,226	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2022
Customer Loan Derivatives:
MNA counterparty	$(20,287)	$20,287	$—	$—
RPA counterparty	—	—	—	—
Total	$(20,287)	$20,287	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$2,179	$—	$2,179
Mortgage-backed securities:
US Government-sponsored enterprises	—	189,723	—	189,723
US Government agency	—	70,434	—	70,434
Private label	—	58,845	—	58,845
Obligations of states and political subdivisions thereof	—	97,408	—	97,408
Corporate bonds	—	90,864	—	90,864
Loans held for sale	—	2,016	—	2,016
Derivative assets	—	31,644	25	31,669
Derivative liabilities	—	(26,933)	—	(26,933)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$2,660	$—	$2,660
Mortgage-backed securities:
US Government-sponsored enterprises	—	215,027	—	215,027
US Government agency	—	79,606	—	79,606
Private label	—	60,154	—	60,154
Obligations of states and political subdivisions thereof	—	107,737	—	107,737
Corporate bonds	—	94,332	—	94,332
Loans held for sale	—	—	—	—
Derivative assets	—	30,039	—	30,039
Derivative liabilities	—	(25,228)	—	(25,228)

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of September 30, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended September 30, 2023
Balance at beginning of period	$8	$—
Realized gain recognized in non-interest income	17	47
Balance at end of period	$25	$47

Three Months Ended September 30, 2022
Balance at beginning of period	$50	$(11)
Realized gain (loss) recognized in non-interest income	(50)	19
Balance at end of period	$—	$8

Nine Months Ended September 30, 2023
Balance at beginning of period	$—	$—
Realized gain recognized in non-interest income	25	47
Balance at end of period	$25	$47

Nine Months Ended September 30, 2022
Balance at beginning of period	$283	$15
Realized loss recognized in non-interest income	(283)	(7)
Balance at end of period	$—	$8

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value
(in thousands,	September 30,	Valuation	Unobservable	Unobservable
except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$25	Pull-through Rate Analysis	Closing Ratio	76%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	47	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$97.2 to $101.4
Total	$72

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2022	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$283	Pull-through Rate Analysis	Closing Ratio	85%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.8 to $103.2
Total	$298

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

					Fair Value
			Three Months Ended	Nine Months Ended	Measurement Date as of
	Sep 30, 2023	Dec 31, 2022	September 30, 2023	September 30, 2023	September 30, 2023
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$5,387	$16,477	$(7,706)	$(11,090)	September 2023
Capitalized servicing rights	7,077	6,845	316	232	September 2023
Premises held for sale	252	252	—	—	September 2023
Total	$12,716	$23,574	$(7,390)	$(10,858)

There are no liabilities measured at fair value on a non-recurring basis in 2023 and 2022.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value September 30, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$4,311	Fair value of collateral-appraised value	Loss severity	10% to 53%
			Appraised value	$150 to $965

Individually evaluated loans	1,076	Discount cash flow	Discount rate	3.25% to 7.13%
			Cash flows	$2 to $697

Capitalized servicing rights	7,077	Discounted cash flow	Constant prepayment rate	7.04%
			Discount rate	9.56%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$12,716
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$13,587	Fair value of collateral-appraised value	Loss severity	1% to 40%
			Appraised value	$80 to $3,859

Individually evaluated loans	2,890	Discount cash flow	Discount rate	3.63% to 6.38%
			Cash flows	$100 to $539

Capitalized servicing rights	6,845	Discounted cash flow	Constant prepayment rate	7.29%
			Discount rate	9.54%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$23,574
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2023 and December 31, 2022.

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

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of September 30, 2023 and December 31, 2022.

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

	September 30, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$122,816	$122,816	$122,816	$—	$—
Securities available for sale	509,453	509,453	—	509,453	—
FHLB stock	14,834	14,834	—	14,834	—
Loans held for sale	2,016	2,016	—	2,016	—
Net loans	2,964,780	2,796,561	—	—	2,796,561
Accrued interest receivable	5,056	5,056	—	5,056	—
Cash surrender value of bank-owned life insurance policies	79,469	79,469	—	79,469	—
Derivative assets	31,669	31,669	—	31,644	25

Financial Liabilities
Non-maturity deposits	$2,482,012	$2,489,295	$—	$2,489,295	$—
Time deposits	658,482	651,067	—	651,067	—
Securities sold under agreements to repurchase	9,490	9,490	—	9,490	—
FHLB advances	297,580	297,432	—	297,432	—
Subordinated borrowings	60,422	67,470	—	67,470	—
Derivative liabilities	26,933	26,933	—	26,933	—

	December 31, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,295	$92,295	$92,295	$—	$—
Securities available for sale	559,516	559,516	—	559,516	—
FHLB stock	14,893	14,893	—	14,893	—
Loans held for sale	—	—	—	—	—
Net loans	2,902,690	2,774,863	—	—	2,774,863
Accrued interest receivable	4,257	4,257	—	4,257	—
Cash surrender value of bank-owned life insurance policies	81,197	81,197	—	81,197	—
Derivative assets	30,039	30,039	—	30,039	—

Financial Liabilities
Non-maturity deposits	$2,719,992	$2,309,555	$—	$2,309,555	$—
Time deposits	323,439	315,180	—	315,180	—
Securities sold under agreements to repurchase	13,369	13,369	—	13,369	—
FHLB advances	320,588	320,244	—	320,244	—
Subordinated borrowings	60,289	66,846	—	66,846	—
Derivative liabilities	25,228	25,228	—	25,228	—

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Non-interest income within the scope of ASC 606:
Trust management fees	$3,135	$3,077	$9,724	$9,941
Financial services fees	387	471	1,158	1,190
Interchange fees	1,971	1,953	5,909	5,849
Customer deposit fees	1,669	1,578	4,688	4,418
Other customer service fees	286	305	780	841
Total non-interest income within the scope of ASC 606	7,448	7,384	22,259	22,239
Total non-interest income not within the scope of ASC 606	1,367	1,439	4,720	4,854
Total non-interest income	$8,815	$8,823	$26,979	$27,093

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Timing of Revenue Recognition
Products and services transferred at a point in time	$4,045	$4,020	$11,842	$11,755
Products and services transferred over time	3,403	3,364	10,417	10,484
Total	$7,448	$7,384	$22,259	$22,239

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	September 30, 2023	December 31, 2022
Balances from contracts with customers only:
Other Assets	$1,093	$1,211
Other Liabilities	1,937	2,345

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2023 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

Recent Banking Crisis

In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, we intend to continue to position our balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve our clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 16.2% of our total assets at September 30, 2023. We maintain the ability to access considerable sources of contingent liquidity at the FHLB and the FRB. We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with capital ratios of both the Company and the Bank remaining well-capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” to our unaudited consolidated financial statements.

●	Asset quality remains solid, with a non-performing asset ratio of 0.17% of our total assets as of September 30, 2023 and net charge-offs of near zero, reflecting our disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises.

We will continue our safe and sound banking practices, but the continuing impact of the banking crisis and further extent on the Company's operations and financial results for the remainder of 2023 is uncertain and cannot be predicted.

QUARTERLY PERFORMANCE SUMMARY

Earnings (third quarter of 2023, compared to the same period of 2022)

●	Net income was $11.1 million, compared to $11.4 million. Diluted earnings per share was $0.73, compared to $0.76. Net interest income along with non-interest income and expense was relatively consistent in both periods. A benefit from a lower provision for loan credit losses was offset by a higher provision for income taxes due to one-time charges.

●	Return on assets was 1.11% versus 1.20% and return on equity was 10.72% compared to 11.55%. The decrease in both ratios reflect higher respective average asset and equity balances and slightly lower net income. See the “Financial Position” section for further discussion.

●	Net interest income was $29.2 million compared to $29.9 million and net interest margin (“NIM”) was 3.18%, versus 3.47%. The decrease was primarily driven by higher cost of funds offset in part by yield expansion on earnings assets. Our accumulated deposit beta stands at 27% at quarter-end.

●	The provision for credit losses was an expense of $673 thousand compared with $1.3 million. Our credit trends remain strong as expected. Non-performing assets remain at 17 basis points of total assets while net charge-offs to average loans remain near zero.

●	Non-interest income was $8.8 million in both periods on a steady source of customer service and wealth management fees.
●	Non-interest expense was $23.0 million in third quarter and the prior year quarter. Prior year expense includes $635 thousand of non-recurring items.
●	Efficiency ratio was 58.59% compared to 57.67% reflecting lower net interest income.

Financial Position (September 30, 2023, compared to June 30, 2023)

●	Total assets were $4.0 billion, at the end of the third and second quarters of 2023, primarily due to relatively flat loan growth and lower security balances as interest rates continued to rise during the quarter.

●	Cash and cash equivalents remained at consistent levels of $122.8 million, and $123.8 million.

●	Securities were $509.5 million, or 13% of total assets, compared to $556.0 million, or 14% of total assets as proceeds from amortization and prepayments were used to fund loans. Net unrealized losses increased to $86.5 million from $71.9 million as market rates for similar duration securities continued to increase during the current quarter.

●	Total loans were $3.0 billion at the end of both the third and second quarters 2023.

●	The ratio of the ACL to total loans was 0.94% compared with 0.91%. Net charge-offs continue to be insignificant and near zero.

●	Total deposits grew 7% on an annualized basis during the quarter on an increasing number of customer accounts and gain in market share.

●	Borrowings decreased by $91.8 million to $367.5 million as excess cash generated from operations was used to pay down higher costs on Federal Home Loan Bank advances.

●	Total book value per share was $26.67 compared to $27.12. Unrealized losses on securities, net of taxes, reduced book value per share by $4.39 and $3.65 at the end of the respective periods. Tangible book value per share excluding net unrealized security losses (non-GAAP) increased 5.5% on annualized basis on net income offset by dividends to shareholders.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

Cash and cash equivalents

Total cash and cash equivalents were $122.8 million as of September 30, 2023, compared to $92.3 million at year-end. Interest-earning cash held with other banks totaled $81.6 million compared to $52.4 million at year-end 2022 and yielded 5.02% and 4.00%, respectively.

Securities

Securities totaled $524.3 million at September 30, 2023 and were $574.4 million at year-end 2022.  Year to date, security purchases totaled $1.0 million and were offset by $32.5 million of maturities, calls and pay-downs of amortizing securities. Fair value adjustments increased the security portfolio to $86.5 million at quarter-end compared to  $71.8 million at year-end. The weighted average yield of the securities portfolio was 3.61% at September 30, 2023 compared to 3.58% at year-end primarily due to a repricing of variable rates, acceleration of discounts due to prepayments, and a run-off of lower coupon fixed-rate securities. As of quarter-end and year-end, our securities portfolio had an average life of nine years with an effective duration of five years.  All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.

Loans

Total loans increased by $90.0 million to $3.0 billion from year-end 2022.  The increase was primarily due to a $54.4 million increase in commercial real estate loans and $38.6 million increase in commercial and industrial loans.  Commercial real estate originations during 2023 totaled $208 million primarily in the health care, real estate rental, and retail trade industries.  Commercial and industrial loan originations totaled $79.5 million, which serves a diverse portfolio of industries, but predominantly in businesses of finance and insurance, and accommodation and food services.  Originations of both commercial real estate and commercial and industrial loans were offset by payoffs and paydowns of lower yielding loans.  Residential loans decreased by $1.4 million from year end 2022, primarily due to lower demand for prevailing mortgage rates.

Allowance for Credit Losses

The ACL was $28.0 million at September 30, 2023 compared to $25.9 million at year-end and the ratio of ACL to total loans increased to 0.94% from 0.89% at year-end.  The increase ACL balance is largely due to commercial loan growth and a specific reserve on one non-accrual commercial and industrial loan that is expected to be settled in the fourth quarter of 2023. While total non-accruing loans increased to $6.8 million from $6.5 million at year-end, we continue to see improvement in the commercial categories as we continue to work-out those loans.

Deposits and Borrowings

Total deposits increased by $97.1 million during 2023 from $3.0 billion at year-end 2022. Demand and other non-interest bearing deposits decreased $57.9 million driven by large institutional outflows mainly due to seasonality. While our deposit base does contain some larger institutional accounts, our community banking model caters to the high volume, lower average balance accounts, which generally are less rate sensitive and less likely to run-off. Time deposits increased $335.0 million due to a shift of interest-earning deposits to higher interest-bearing accounts, and a $186.8 million increase in brokered deposits to support loan growth at favorable rates. Our deposit composition at the end of quarter was 48% commercial customers and 52% consumer customers, compared with 47% and 53%, respectively at year-end. Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 8.7% of total deposits at September 30, 2023, compared to 11.2% at December 31, 2022. Total borrowings decreased by $26.8 million from year-end and $91.9 million over the prior quarter due to our initiatives pay-down higher costing wholesale debt with excess cash generated from operations.

Equity

Total equity was $404.2 million at September 30, 2023 compared with $393.4 million at year-end. Tangible book value per share (non-GAAP) was $18.45 at September 30, 2023 compared with $17.78 at year-end. Equity included net unrealized losses on securities totaling a $66.5 million loss at September 30, 2023 compared to $55.3 million at year-end 2022.  Excluding unrealized net losses on securities, our tangible book value per share was $22.84 per share at September 30, 2023 compared with $21.44 per share at year-end, which is an annualized increase of 8.13%.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Net Income

Net income in the third quarter 2023 was $11.1 million, or $0.73 per diluted share, versus $11.4 million, or $0.76 per diluted share, in the same quarter of 2022. Net interest income along with non-interest income and expense was relatively consistent in both periods. The benefit from a lower provision for loan credit losses was offset by a higher provision for income taxes due to one-time charges.

Net Interest Income

Net interest margin in the third quarter 2023 was 3.18% compared to 3.47% in the third quarter of 2022. The decrease was primarily driven by a higher cost of funds offset in part by yield expansion on earning assets.  The yield on loans expanded to 5.11% in the third quarter of 2023, up from 4.04% in the same quarter of 2022.  The yield from securities steadily increased over the past year primarily due to a repricing of variable rates, acceleration of discounts due to prepayments, and a run-off of lower coupon fixed-rate securities.  Costs of interest-bearing liabilities increased to 2.19% from 0.48% in the third quarter 2022 as our costs continue to drift upwards from subsequent rate hikes. We also experienced a shift in deposit composition from non-maturity deposits to certificates of deposits, and had a heavier reliance on whole-sale borrowings in the third quarter 2023 as compared with the prior year quarter of 2022.

For the first nine months of 2023, net interest income was $88.9 million compared with $80.7 million in the same period of 2022. The comparison of NIM and earning asset yields for the respective nine month periods of 2023 and 2022 were 3.18% and 3.22%, and 3.76% and 3.47%, respectively.  Interest-bearing cash balances increased NIM by 3 basis point in the first nine months of 2023 and same period in prior year. The explanations for the improvement in NIM are consistent with those provided in the year-over-year three month comparison above.

Provision for Credit Losses

The provision for credit losses was $673 thousand in the third quarter 2023 compared to $1.3 million in the prior year quarter driven by timing of economic forecasts and loan growth year over year.

For the nine months ended 2023 and 2022, the provision for credit losses was flat at $2.2 million. Both periods are driven by loan growth, improved economic forecasts and strong credit quality.  The ratio of net charge-offs to total loans was near zero for the quarter and year-to-date period ended September 30, 2023 compared to 0.01% and zero in the same comparative periods of 2022.  Net charge-offs continue at historic lows over the past five years, which we believe is due to our conservative lending and underwriting standards.

Non-Interest Income

Non-interest income was $8.8 million in the third quarter 2023 and 2022.  Our fee-based revenue remains a significant portion of total revenue (non-GAAP) due to the diversity of sources and considerable size of our wealth management business.  Wealth management income was $3.5 million in both periods as higher inflows of cash since 2022 were offset by lower security valuations in 2023.  Customer service fees grew to $3.9 million in the third quarter 2023 from $3.8 million in the same quarter of 2022 on a higher number of transactional accounts. Mortgage banking income was $415 thousand in the third quarter of 2023, compared to $315 thousand in the same period of 2022, which reflects a increase in sales in the secondary market, but overall lower production related to higher interest rates.

Non-interest income for the first nine months of 2023 was $27.0 million and in the same period in 2022.  Wealth management fees were $10.9 million and $11.1 million and customer service fees were $3.9 million and $3.8 million for the nine months of 2023 and 2022, respectively.  The reasons for these changes are the same as the quarterly comparison above.

Non-Interest Expense

Non-interest expense was $23.0 million in the third quarter 2023 and 2022. Salary and benefit expense was up 6% over the prior year quarter principally due to annual merit increases and lower expense deferral on decreased loan production. Other expense in the third quarter 2022 included one-time charges of $635 thousand related to the write-off of a few reconciling items.

For the first nine months of 2023, non-interest expense was $69.1 million and $66.6 million in the same period of 2022.  The increase in non-interest expense is due to the same reasons as discussed in the quarterly period above.  The Company's year-to-date efficiency ratio was 58.59% in 2023 compared to 57.67% in 2022 which reflects management’s disciplined approach to expense management as revenue continues to grow.

Income Tax Expense

Income tax expense was $3.2 million in the third quarter 2023 compared with $3.0 million in the prior year quarter.  The effective tax rate in the third quarter 2023 was 22.4%, compared to 20.6% in the same quarter of 2022.  One-time charges due to an audit settlement with the State of New Hampshire and 2022 return to provision adjustments totaled $268 thousand.  Excluding one-time charges, our effective tax rate in the third quarter 2023 was consistent with the prior year quarter.

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

As of September 30, 2023, available same-day liquidity totaled approximately $551.1 million, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of September 30, 2023, we had unused borrowing capacity at the FHLB of $219.3 million, unused borrowing capacity at the Federal Reserve of $158.0 million and unused lines of credit totaling $51.0 million, in addition to $122.8 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at September 30, 2023 and December 31, 2022 - Equity” for a discussion of shareholders’ equity together with Note 6 “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $12.4 million and $11.4 million for the nine months ended September 30, 2023 and 2022, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2022. Refer to Note 1 – “Basis of Presentation--Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q or prior SEC filings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
PER SHARE DATA
Net earnings, diluted	$0.73	$0.76	$2.30	$2.06
Adjusted earnings, diluted(1)	0.73	0.76	2.29	2.07
Total book value	26.67	25.22	26.67	25.22
Tangible book value per share(1)	18.45	16.89	18.45	16.89
Market price at period end	23.63	26.52	23.63	26.52
Dividends	0.28	0.26	0.82	0.76

PERFORMANCE RATIOS(2)
Return on assets	1.11%	1.20%	1.19%	1.11%
Adjusted return on assets(1)	1.11	1.20	1.18	1.12
Pre-tax, pre-provision return on assets	1.49	1.65	1.59	1.48
Adjusted pre-tax, pre-provision return on assets (1)	1.49	1.65	1.58	1.49
Return on equity	10.72	11.55	11.38	10.32
Adjusted return on equity(1)	10.72	11.54	11.35	10.38
Return on tangible equity	15.65	17.25	16.61	15.28
Adjusted return on tangible equity(1)	15.65	17.24	16.57	15.37
Net interest margin, fully taxable equivalent(1) (3)	3.18	3.47	3.32	3.21
Efficiency ratio(1)	58.59	57.67	57.79	59.66

FINANCIAL DATA (In millions)
Total assets	$3,984	$3,840	$3,984	$3,840
Total earning assets(4)	3,687	3,525	3,687	3,525
Total investments	524	566	524	566
Total loans	2,993	2,850	2,993	2,850
Allowance for credit losses	28	25	28	25
Total goodwill and intangible assets	125	126	125	126
Total deposits	3,140	3,136	3,140	3,136
Total shareholders' equity	404	380	404	380
Net income	11	11	35	31
Adjusted income(1)	11	11	35	31

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries) (annualized)/average loans	—%	0.01%	—%	—%
Allowance for credit losses/total loans	0.94	0.88	0.94	0.88
Loans/deposits	95	91	95	91
Shareholders' equity to total assets	10.15	9.89	10.15	9.89
Tangible shareholders' equity to total tangible assets(1)	7.25	6.85	7.25	6.85
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of September 30, 2023 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	to Date	to Date
Commercial real estate	$1,548,835	$1,551,748	$1,519,219	$1,495,452	$1,421,962	(1)%	5%
Commercial and industrial	391,347	388,430	364,315	352,735	376,624	3	15
Total commercial loans	1,940,182	1,940,178	1,883,534	1,848,187	1,798,586	—	7

Residential real estate	896,757	907,741	906,059	898,192	896,618	(5)	—
Consumer	95,160	96,947	98,616	100,855	100,822	(7)	(8)
Tax exempt and other	60,692	62,614	55,796	55,456	54,338	(12)	13
Total loans	$2,992,791	$3,007,480	$2,944,005	$2,902,690	$2,850,364	(2)%	4%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	to Date	to Date
Demand	$618,421	$602,667	$636,710	$676,350	$700,218	10%	(11)%
NOW	929,481	911,488	908,483	900,730	918,822	8	4
Savings	572,271	588,769	628,798	664,514	669,317	(11)	(19)
Money market	361,839	351,762	475,577	478,398	513,075	11	(33)
Total non-maturity deposits	2,482,012	2,454,686	2,649,568	2,719,992	2,801,432	4	(12)
Total time deposits	658,482	635,559	404,246	323,439	334,248	14	*
Total deposits	$3,140,494	$3,090,245	$3,053,814	$3,043,431	$3,135,680	7%	4%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES  (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$70,499	$892	5.02%	$59,556	$320	2.13%
Securities available for sale and FHLB stock(2)(3)	620,851	6,051	3.87	642,475	5,058	3.12
Loans:
Commercial real estate	1,550,188	20,856	5.34	1,351,599	14,510	4.26
Commercial and industrial	439,915	7,270	6.56	421,963	4,739	4.46
Paycheck protection program	—	—	—	94	—	—
Residential	909,296	8,801	3.84	882,158	7,676	3.45
Consumer	96,362	1,670	6.88	101,175	1,161	4.55
Total loans (1)	2,995,761	38,597	5.11	2,756,989	28,086	4.04
Total earning assets	3,687,111	45,540	4.90%	3,459,020	33,464	3.84%
Other assets	296,967			313,289
Total assets	$3,984,078			$3,772,309

Liabilities
NOW	$915,072	$2,567	1.11%	$905,668	$366	0.16%
Savings	579,090	616	0.42	668,255	143	0.08
Money market	358,742	2,302	2.55	491,683	808	0.65
Time deposits	645,285	5,930	3.65	349,787	485	0.55
Total interest bearing deposits	2,498,189	11,415	1.81	2,415,393	1,802	0.30
Borrowings	391,976	4,534	4.59	202,296	1,374	2.69
Total interest bearing liabilities	2,890,165	15,949	1.81%	2,617,689	3,176	0.48%
Non-interest bearing demand deposits	610,644			690,134
Other liabilities	72,409			71,934
Total liabilities	3,573,218			3,379,757

Total shareholders' equity	410,860			392,552

Total liabilities and shareholders' equity	$3,984,078			$3,772,309

Net interest spread			2.71%			3.36%
Net interest margin			3.18			3.47
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Nine Months Ended September 30,
	2023			2022
	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$39,174	$1,400	4.78%	$86,390	$503	0.78%
Securities available for sale and FHLB stock(2)(3)	616,220	17,746	3.85	630,679	13,297	2.82
Loans:
Commercial real estate	1,531,413	59,679	5.21	1,306,664	37,765	3.86
Commercial and industrial(3)	430,602	20,237	6.28	408,620	11,871	3.88
Paycheck protection program	—	—	—	4,676	223	6.39
Residential	907,051	25,598	3.77	865,259	22,801	3.52
Consumer	97,981	4,863	6.64	99,673	2,943	3.95
Total loans (1)	2,967,047	110,377	4.97	2,684,892	75,603	3.76
Total earning assets	3,622,441	129,523	4.78%	3,401,961	89,403	3.51%

Other assets	312,223			323,253

Total assets	$3,934,664			$3,725,214

Liabilities
NOW	$895,596	$5,754	0.86%	$909,793	$984	0.14%
Savings	607,880	1,660	0.37	655,727	418	0.09
Money market	419,030	7,500	2.39	455,645	1,139	0.33
Time deposits	492,117	10,355	2.81	376,496	1,645	0.58
Total interest bearing deposits	2,414,623	25,269	1.40	2,397,661	4,186	0.23
Borrowings	417,392	14,215	4.55	187,629	3,458	2.46
Total interest bearing liabilities	2,832,015	39,484	1.86%	2,585,290	7,644	0.40%
Non-interest bearing demand deposits	623,368			671,490
Other liabilities	69,026			66,298
Total liabilities	3,524,409			3,323,078

Total shareholders' equity	410,255			402,136

Total liabilities and shareholders' equity	$3,934,664			$3,725,214

Net interest spread			2.92%			3.12%
Net interest margin			3.32			3.21

(1) The average balances of loans include non-accrual loans and unamortized deferred fees and costs.

(2) The average balance for securities available for sale is based on amortized cost.

(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Calculations	2023	2022	2023	2022
Net income		$11,104	$11,430	$34,907	$31,045
Non-recurring items:
Gain on sale of securities, net		—	(44)	(34)	(53)
Gain on sale of premises and equipment, net		—	—	(99)	(65)
Acquisition, conversion and other expenses		—	31	20	356
Income tax expense (1)		—	3	28	(55)
Total non-recurring items		—	(10)	(85)	183
Total adjusted income(2)	(A)	$11,104	$11,420	$34,822	$31,228

Net interest income	(B)	$29,186	$29,910	$88,882	$80,727
Plus: Non-interest income		8,815	8,823	26,979	27,093
Total Revenue		38,001	38,733	115,861	107,820
Gain on sale of securities, net		—	(44)	(34)	(53)
Total adjusted revenue(2)	(C)	$38,001	$38,689	$115,827	$107,767

Total non-interest expense		$23,016	$23,032	$69,112	$66,618
Non-recurring expenses:
Gain on sale of premises and equipment, net		—	—	99	65
Acquisition, conversion and other expenses		—	(31)	(20)	(356)
Total non-recurring expenses		—	(31)	79	(291)
Adjusted non-interest expense(2)	(D)	$23,016	$23,001	$69,191	$66,327

Total revenue		38,001	38,733	115,861	107,820
Total non-interest expense		23,016	23,032	69,112	66,618
Pre-tax, pre-provision net revenue		$14,985	$15,701	$46,749	$41,202

Adjusted revenue(2)		38,001	38,689	115,827	107,767
Adjusted non-interest expense(2)		23,016	23,001	69,191	66,327
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$14,985	$15,688	$46,636	$41,440

(in millions)
Average earning assets	(E)	$3,687	$3,459	$3,622	$3,402
Average paycheck protection program (PPP) loans	(R)	—	—	—	5
Average earning assets, excluding PPP loans	(S)	3,687	3,459	3,622	3,397
Average assets	(F)	3,984	3,772	3,934	3,725
Average shareholders' equity	(G)	411	393	410	402
Average tangible shareholders' equity(2)(3)	(H)	286	267	285	276
Tangible shareholders' equity, period-end(2)(3)	(I)	280	254	280	254
Tangible assets, period-end(2)(3)	(J)	3,859	3,715	3,859	3,715

		Three Months Ended September 30,		Nine Months Ended September 30,
	Calculations	2023	2022	2023	2022
(in thousands)
Common shares outstanding, period-end	(K)	15,156	15,066	15,156	15,066
Average diluted shares outstanding	(L)	15,196	15,113	15,189	15,100

Adjusted earnings per share, diluted(2)	(A/L)	$0.73	$0.76	$2.29	$2.07
Tangible book value per share, period-end(2)	(I/K)	18.45	16.89	18.45	16.89
Securities adjustment, net of tax(1)(4)	(M)	(66,530)	(58,715)	(66,530)	(58,715)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	22.84	20.79	22.84	20.79
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.25	6.85	7.25	6.85

Performance ratios(5)
Return on assets		1.11%	1.20%	1.19%	1.11%
Core return on assets(2)	(A/F)	1.11	1.20	1.18	1.12
Pre-tax, pre-provision return on assets		1.49	1.65	1.59	1.48
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.49	1.65	1.58	1.49
Return on equity		10.72	11.55	11.38	10.32
Core return on equity(2)	(A/G)	10.72	11.54	11.35	10.38
Return on tangible equity		15.65	17.25	16.61	15.28
Adjusted return on tangible equity(1)(2)	(A+Q)/H	15.65	17.24	16.57	15.37
Efficiency ratio(1)(2)(6)	(D-O-Q)/(C+N)	58.59	57.67	57.79	59.66
Net interest margin	(B+P)/E	3.18	3.47	3.32	3.21

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$565	$533	$1,831	$1,500
Franchise taxes included in non-interest expense	(O)	186	149	497	434
Tax equivalent adjustment for net interest margin	(P)	405	379	1,155	1,033
Intangible amortization	(Q)	233	233	699	699
Interest and fees on PPP loans	(T)	—	—	—	223
(1)	Assumes a marginal tax rate of 23.80% for 2023 and 23.41% for 2022.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized losses and gains on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

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

As of September 30, 2023, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended September 30, 2023 and 2022:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At September 30, 2023
-200	$(4,125)	(3.2)%	$(10,532)	(7.6)%
-100	(1,359)	(1.1)	(4,201)	(3.0)
+100	1,247	1.0	2,660	1.9
+200	2,314	1.8	4,575	3.3
At September 30, 2022
-200	$(7,639)	(5.4)%	$(23,178)	(15.5)%
-100	(3,414)	(2.4)	(10,292)	(6.9)
+100	1,956	1.4	6,544	4.4
+200	3,721	2.6	12,622	8.5

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

As compared to September 30, 2022, sensitivity to both a down 100 basis point rate movement and an up 200 basis point rate movement has decreased.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended September 30, 2023.

On May 22, 2023, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing 756,000 shares. No shares were repurchased by the Company in the third quarter of 2023 and the maximum number of shares that may yet be purchased under the plan is 756,000 shares. We will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

ITEM 5.           OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 7, 2023	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2023		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)