Form 10-K
period 2023-12-31
BAR HARBOR BANKSHARES
filed 2024-03-11
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $385,509,568 based on the closing sale price of the common stock on the NYSE American on June 30, 2023, the last trading day of the registrant’s most recently completed second quarter.

The Registrant had 15,185,021 shares of common stock, par value $2.00 per share, outstanding as of March 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed within 120 days after December 31, 2023 are incorporated by reference into Part III this Annual Report on Form 10-K.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

FORM 10-K

The Company conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the Bank and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this Annual Report on Form 10-K to "our Company, "our," "us," "we" and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about our future financial and operating results and plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of our company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	deterioration in the financial performance and/or condition of borrowers of the Bank, including as a result of the negative impact of inflationary pressures on our customers and their businesses resulting in significant increases in credit losses and provisions for those losses;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	increased levels of other real estate owned, primarily as a result of foreclosures;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand or loan pricing;
●	adverse conditions in the national or local economies including in our markets throughout Northern New England;
●	changes in consumer spending, borrowing and saving habits;
●	the emergence and effects related to a future pandemic, epidemic or outbreak of an infectious disease, including actions taken by governmental officials to curb the spread of such an infectious disease, and the resulting impact on general economic and financial market conditions and on the Company’s and our customers' business, results of operations, asset quality and financial condition;
●	the effects of civil unrest, international hostilities or other geopolitical events, including the war in Ukraine and ongoing hostilities in the Middle East;
●	inflation, interest rate, market, and monetary fluctuations;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
●	our ability to effectively manage problem credits;
●	our ability to successfully implement efficiency initiatives on time and with the results projected;
●	our ability to successfully develop and market new products and technology;
●	the impact of negative developments in the financial industry and United States and global capital and credit markets;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	our ability to adapt to technological changes and to implement new technology effectively;
●	the vulnerability of the Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom the Company or the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;

●	changes in the reliability of our vendors, internal control systems or information systems;
●	ongoing competition in the labor markets and increased employee turnover;
●	the potential impact of climate change;
●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
●	changes in state and federal laws, rules, regulations, or policies applicable to banks or bank holding companies, including regulatory or legislative developments;
●	the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);
●	adverse impacts (including costs, fines, reputational harm, or other negative effects) from and risks associated with current or future litigation, regulatory examinations, or other legal and/or regulatory actions; and
●	general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

Other factors not identified above, including those described in the Annual Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

GENERAL

Bar Harbor Bankshares (the “Company,” “we,” “our” or “us” or similar terms) is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire, and Vermont. The Bank is a regional community bank that thinks differently about banking. The Bank provides the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. Having recently celebrated the 137th anniversary of the Bank’s founding, we remain focused on helping our customers achieve their goals as the key to the Bank’s success. With over 450 dedicated professionals and more than 50 locations, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our customers in order to serve their banking and financial needs. Through these efforts, we continue to be a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs, and individuals within our footprint. Our corporate goal is to be one of the most consistently high performing community banks in New England, and our business model is centered on the following:

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

Shown below is a profile and geographical footprint of the Bank as of December 31, 2023:

We serve affluent and growing markets in Maine, New Hampshire, and Vermont with more than 49 thousand, 48 thousand, and 24 thousand customers, respectively in those states. Within these markets, tourism, agriculture, and fishing industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various service industries.

Maine

We have 22 full-service branches in operation and two wealth management offices principally located in the regions of downeast, midcoast, and central Maine, which are generally characterized as rural areas. We also have a commercial loan production office in Portland, Maine. In Maine, we consider our primary market areas to be Hancock, Penobscot, Washington, Kennebec, Knox, and Sagadahoc counties. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses. They are also supported by a large contingent of retirees.

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

Vermont

We have 10 full-service branches in operation in Vermont. The branches are primarily located in central Vermont within Rutland, Windsor, and Orange counties. These markets are home to many attractions, including Killington Mountain and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, and Ludlow.

SUBSIDIARY ACTIVITIES

Bar Harbor Bankshares is a legal entity separate and distinct from its first-tier bank subsidiary, Bar Harbor Bank & Trust, and its second-tier subsidiaries, Bar Harbor Wealth Management (“BHWM”) and Cottage Street Corporation.

There are two Connecticut statutory trusts for which all of the common stock is owned. These capital trusts are unconsolidated, and their only material asset is a $20.6 million trust preferred security related to the junior subordinated debentures reported in Note 7 – Borrowed Funds of the Consolidated Financial Statements.

AVAILABLE INFORMATION

Annual, quarterly, and current reports, proxy statements and other information are required to be filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our Code of Ethics for Senior Financial Officers, Code of Conduct and Business Ethics, Securities and Insider Trading Policy and the charters of our Board of Directors’ audit committee, governance committee, and compensation and human resources committee are also available on our website (www.barharbor.bank) and in print free of charge to any shareholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office. We intend to disclose on our website any amendments or waivers to our Code of Ethics for Senior Financial Officers or Code of Conduct and Business Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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

LENDING ACTIVITIES

General

Loans are originated in four basic portfolio categories, which are discussed below. These portfolios include the categories commercial real estate, commercial and industrial, residential real estate and other consumer loans. Loan interest rates and other key loan terms are affected principally by our lending policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. The amount of long-term fixed-rate lending and adjustable-rate lending is monitored according to the Bank’s interest rate management policy. Loans originated are held for investment except for certain residential mortgages that are underwritten with the intention to be sold in the secondary mortgage market.

Loan Portfolio Analysis

The following table sets forth the year-end composition of the loan portfolio in dollar amounts and as a percentage of the portfolio for the years indicated. Further information about the composition of the loan portfolio is contained in Note 3 – Loans and Allowance for Credit Losses of the Consolidated Financial Statements.

	2023		2022
(in thousands, except		% of		% of
percentages)	Amount	Total	Amount	Total
Commercial construction	$154,048	5%	$117,577	4%
Commercial real estate owner occupied	310,015	10	244,814	8
Commercial real estate non-owner occupied	1,144,566	38	1,146,674	40
Tax exempt	43,688	2	42,879	2
Commercial and industrial	310,883	10	297,112	10
Residential real estate	940,334	32	954,968	33
Home equity	87,683	3	90,865	3
Consumer other	7,832	—	7,801	—
Total loans	$2,999,049	100%	$2,902,690	100%

Commercial Loan Exposure and Industries

All commercial loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes.  The following table summarizes the major industries of the commercial loan portfolio as of December 31, 2023 and 2022:

	2023			2022
(in thousands, except percentages)	Loans	Total Exposure	% of Total Portfolio	Loans	Total Exposure	% of Total Commerical Portfolio
Real Estate and Rental and Leasing	$1,018,035	$1,196,273	52%	$946,591	$1,212,986	51%
Accommodation and Food Services	334,838	347,588	17	334,053	347,023	18
Health Care and Social Assistance	99,601	109,771	5	105,634	145,361	6
Retail Trade	78,036	94,074	4	61,265	79,401	3
Agriculture, Forestry, Fishing and Hunting	55,214	63,052	3	60,815	68,040	3
Wholesale Trade	63,088	110,703	3	55,546	83,696	3
Educational Services	51,512	63,731	3	49,162	61,526	3
Finance and Insurance	59,753	103,444	3	33,148	52,551	2
Manufacturing	44,277	67,221	2	44,672	66,083	2
Arts, Entertainment, and Recreation	30,914	33,441	2	29,300	31,898	2
Construction	23,086	44,518	1	29,448	49,450	2
Public Administration	35,995	40,669	—	33,769	39,357	2
Transportation and Warehousing	14,424	22,139	—	14,087	16,051	1
All other	54,427	79,691	5	51,566	81,045	2
Total commercial loans	$1,963,200	$2,376,315	100%	$1,849,056	$2,334,468	100%

Within our non-owner-occupied commercial real estate portfolio (considered “Commercial construction” and “Commercial Real Estate Non-Owner Occupied” above), the top 10 loans represent approximately 13.9% of total commercial outstanding.  The average loan size in the CRE segment is approximately $2.0 million.  Delinquencies within the segment were nominal at less than 0.01% as a percentage of the total segment as of December 31, 2023.  Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. The weighted average loan-to-value ratio for the top 10 loans within the non-owner occupied segment was 61.54% as of December 31, 2023.  The top 10 office loans represent approximately 9% of the total commercial real estate segment exposure inclusive of unfunded commitments and 10% of the outstanding balances. The weighted average loan-to-value for the top ten loans within the office segment is 60.37%. Our total commercial portfolio has a pass rating of 93%, included in the commercial portfolio are office loans of $245.8 million which have a pass rating of 86%.

Maturity and Sensitivity of the Loan Portfolio

The following table shows contractual maturities of selected loan categories at December 31, 2023. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

	Within	1 to 5	5 to 15	After
(in thousands, except percentages)	1 year	Years	Years	15 Years	Total	% of Total
Contractual Maturity
Commercial construction	$6,850	$72,019	$71,924	$3,255	$154,048	5%
Commercial real estate owner occupied	8,979	79,518	204,259	17,259	310,015	10
Commercial real estate non-owner occupied	73,288	473,200	584,110	13,968	1,144,566	38
Tax exempt	5,663	6,575	22,523	8,927	43,688	2
Commercial and industrial	69,179	116,484	79,481	45,739	310,883	10
Residential real estate	1,294	33,448	144,362	761,230	940,334	32
Home equity	2,512	5,438	11,050	68,683	87,683	3
Consumer other	1,791	5,446	430	165	7,832	—
Total loans	$169,556	$792,128	$1,118,139	$919,226	$2,999,049	100%

Repricing Date
Fixed-rate	99,517	359,198	579,268	637,546	1,675,529	56
Floating or adjustable rate	70,039	432,930	538,871	281,680	1,323,520	44
Total loans	$169,556	$792,128	$1,118,139	$919,226	$2,999,049	100%

Problem Assets

There is a preference to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and may not result in a “troubled” loan designation. For residential mortgage loans, the Consumer Financial Protection Bureau (“CFPB”) guidelines are followed to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, foreclosure or other proceedings will be initiated no later than the 120th day of a delinquency, as necessary, to minimize any potential loss. Management reports on delinquent loans and non-performing assets to the Company’s Board of Directors monthly through the Board Risk Committee. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the managed assets group.

The following table presents the problem assets for the years indicated:

(in thousands, except ratios)	2023	2022
Non-accruing loans:
Commercial construction	$—	$—
Commercial real estate owner occupied	103	439
Commercial real estate non-owner occupied	340	550
Tax exempt	—	—
Commercial and industrial	363	207
Residential real estate	3,908	4,385
Home equity	809	963
Consumer other	5	5
Total loans	5,528	6,549
Other real estate owned	—	—
Total non-performing assets	$5,528	$6,549

Total non-performing loans/total loans	0.18%	0.23%
Total non-performing assets/total assets	0.14	0.17

Allowance for Credit Losses

Our loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for credit losses (“ACL”). The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans.  The ACL is discussed further in Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The following table presents an analysis of the ACL for the years indicated:

(in thousands, except ratios)	2023	2022
Balance at beginning of year	$25,860	$22,718
Charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	—	—
Commercial real estate non-owner occupied	—	—
Tax exempt	—	—
Commercial and industrial	(664)	(8)
Residential real estate	(8)	(84)
Home equity	(12)	(7)
Consumer other	(289)	(267)
Total charged-off loans	(973)	(366)
Recoveries on charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	142	120
Commercial real estate non-owner occupied	—	—
Tax exempt	—	—
Commercial and industrial	149	341
Residential real estate	31	106
Home equity	6	25
Consumer other	19	12
Total recoveries on charged-off loans	347	604
Net (charge-offs) recoveries	(626)	238
Provision for credit losses	2,908	2,904
Balance at end of year	$28,142	$25,860

Ratios:
Net charge-offs (recoveries)/average loans	0.02%	(0.01)%
Recoveries/charged-off loans	36	165
Allowance for credit losses/total loans	0.94	0.89
Allowance for credit losses/non-accruing loans	509	395

The following table presents year-end data for the approximate allocation of the ACL by loan categories at the dates indicated. For each loan category, the table shows the amount of the allowance allocated to that category as a percentage of the outstanding loans in that category. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	2023		2022
		% Allocated to		% Allocated to
(in thousands, except ratios)	Amount	Total Loans	Amount	Total Loans
Commercial construction	$4,261	0.14%	$2,579	0.09%
Commercial real estate owner occupied	2,863	0.10	2,189	0.08
Commercial real estate non-owner occupied	9,443	0.31	9,341	0.32
Tax exempt	119	—	93	—
Commercial and industrial	3,259	0.11	3,493	0.12
Residential real estate	7,352	0.25	7,274	0.25
Home equity	767	0.03	811	0.03
Consumer other	78	—	80	—
Total	$28,142	0.94%	$25,860	0.89%

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

The following table presents the amortized cost and fair value of securities available for sale for the years indicated:

	2023		2022
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Debt Securities:
Obligations of US Government-sponsored enterprises	$2,021	$1,992	$2,692	$2,660
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	223,602	193,282	249,838	215,027
US Government agency	85,005	74,213	90,318	79,606
Private label	60,888	59,051	64,056	60,154
Obligations of states and political subdivisions thereof	119,857	110,168	121,939	107,737
Corporate bonds	105,552	95,868	102,505	94,332
Total	$596,925	$534,574	$631,348	$559,516

The following table presents the amortized cost and weighted average yields of securities available for sale at by maturity:

	December 31, 2023
	Within	Over 1 Year	Over 5 Years	Over
(in thousands, except ratios)	1 Year	to 5 Years	to 10 years	10 Years	Total
Debt Securities:
Obligations of US Government-sponsored enterprises	$—	$83	$513	$1,425	$2,021
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	634	3,447	17,225	202,296	223,602
US Government agency	6	240	3,272	81,487	85,005
Private label	—	—	27,234	33,654	60,888
Obligations of states and political subdivisions thereof	—	450	2,127	117,280	119,857
Corporate bonds	3,038	49,939	47,569	5,006	105,552
Total	$3,678	$54,159	$97,940	$441,148	$596,925

Weighted Average Yield	5.51%	5.67%	5.28%	2.68%	3.40%

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

Mortgage banking activities result in two types of derivative instruments. Interest rate lock commitments are offered to residential loan customers, to allow them the ability to lock into a fixed interest rate prior to closing, for loans intended to sell are classified as non-hedging derivatives. To offset this risk, an offsetting forward sale commitment may be entered into with national financial institutions to purchase the loans selected for sale under a best efforts or mandatory delivery contract accounted for as an economic hedge.

Floating-rate fundings are certain hedging transactions and certain products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the secured interbank overnight financing rate (“SOFR”), or to an index, basket or other financial metric.

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

The following table presents the average balances and weighted average rates for deposits for the years indicated:

	2023			2022
(in thousands, except ratios)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Demand	$618,685	20%	—%	$679,081	22%	—%
NOW	900,035	30	0.98	907,123	30	0.16
Savings	594,959	20	0.39	657,591	21	0.10
Money market	406,759	13	2.48	466,426	15	0.63
Time deposits	532,981	17	3.19	366,404	12	0.61
Total	$3,053,419	100%	1.25%	$3,076,625	100%	0.24%

Estimated uninsured non-maturity deposits were $525.3 million as of December 31, 2023 and $617.7 million as of December 31, 2022. Estimated uninsured time deposits were $60.0 million and $27.9 million as of December 31, 2023 and 2022, respectively.

The following table presents the scheduled maturities of time deposits greater than $250 thousand at December 31, 2023:

(in thousands, except ratios)	Amount
Three months or less	$33,583
Over 3 months through 6 months	31,522
Over 6 months through 12 months	85,198
Over 12 months	4,122
Total	$154,425

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

We also have subordinated notes, junior subordinated debenture and other sources of liquidity that are fully described in Note 7 –Borrowed Funds of the Consolidated Financial Statements.

RETAIL BROKERAGE SERVICES

Bar Harbor Financial Services principally serves the brokerage needs of individuals ranging from first-time purchasers to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. These products are not deposits, are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, are not guaranteed by the Bank or any affiliate, and may be subject to investment risk, including possible loss of principal.

Bar Harbor Financial Services is a branch office of Osaic Institutions, Inc., (“Osaic”) a full-service third-party broker-dealer, conducting business under the assumed business name “Bar Harbor Financial Services.” Osaic is an independent registered broker-dealer and is not affiliated with the Company or its subsidiaries. Osaic was formed by a group of member banks, and is one of the largest providers of third-party investment and insurance services to banks and their customers in New England. Through Osaic, the expertise, capabilities, and experience of a well-established third-party broker-dealer is obtained in a cost effective manner.

TRUST MANAGEMENT SERVICES

The Bank has one wholly-owned subsidiary, BHWM, that provides a comprehensive array of fiduciary services including trust and estate administration, wealth advisory services, and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. As a New Hampshire-chartered trust company, BHWM is subject to New Hampshire laws applicable to trust companies and fiduciaries. Professional advisors help individuals and families structure accounts that will meet their long-term financial needs. To many wealth management clients, the effective transfer of wealth to future generations is of paramount importance. The trust services act as a fiduciary for various types of trusts and serves as the investment manager for these accounts. Outside of trust services, they also provide 401(k) plan services, financial, estate and charitable planning, investment management, family office, municipal and tax services. The employees include credentialed investment professionals with extensive experience. At December 31, 2023 and 2022, trust management services had total assets under management (“AUM”) of $2.5 billion and $2.3 billion, respectively.

HUMAN CAPITAL

We are very fortunate to have a diverse, committed team throughout Maine, New Hampshire, and Vermont who are capable, determined and empowered to drive our company forward. As of December 31, 2023, we had 462 full time equivalent employees. None of our colleagues are represented by unions.  All employment decisions are based on talent and potential for growth. Our ability to attract and retain diverse, top-tier talent while sustaining and deepening the current relationships is critical to maintaining a best-in-class customer and colleague experience. The opportunity for personal and professional development is a critically important focus of ours and one that helps us retain top talent. We are keenly aware of our ability to be a positive impact in the communities we serve, as such we are committed to supporting, developing, and encouraging colleague engagement with their communities.

We invest in our employees and continuously encourage them to build the skills they need to become an even more valuable team member. Opportunities are provided for colleagues to take on challenging and intriguing work to advance their career goals and transition into new roles as the banking industry evolves. In addition, we provide colleagues with access to a variety of programs developed to align with the knowledge, skills and capabilities that are critical to our organization’s success both now and in the future.

Attracting, retaining, and rewarding high-performing talent is key to our success. Our total rewards program is designed to recognize and reward top talent and keep colleagues engaged effectively. A critical component of our total rewards program is compensation.  Our compensation strategy is deeply rooted in a pay for performance philosophy.  The intent of this strategy is to align colleague contributions and rewards with the success of the organization. We participate in several market studies, including peers in the banking industry, to ensure competitive pay, benefits, and programs. Annual merit increases align with market data and performance to ensure fair and equitable practices are adhered to.  Incentive programs are a meaningful component of colleague compensation and are tied to both company and individual performance. To complement these programs, colleagues are also able to provide and receive recognition through our online portal, Bar Harbor Connect.  When recognized colleagues receive points that they can then redeem for rewards of their choice such as gift cards, logo items, and concert tickets.

Beyond compensation, our total rewards program underscores our commitment to colleague’s health and well-being. We offer comprehensive benefit packages, including medical, dental, vision, life, disability, and several other voluntary programs.  We also contribute to employee-owned health savings accounts and utilize our wellness program to encourage colleagues to stay fit physically and mentally. The retirement savings programs include a 401(k) plan with a generous company match that vests immediately, along with an Employee Stock Purchase Plan (ESPP) that allows colleagues to be owners of the company at a reduced price. ESPP provides a benefit to our colleagues while also encouraging them to think and make decisions like shareholders.

Providing work-life balance choices results in our colleagues’ making more meaningful contributions in the workplace. We have a generous paid time off program as well as paid volunteer time to support this.  In addition, we offer Flexible Work Arrangements, which offers options such as fully remote, partially remote, condensed workweeks, and flexible hours. The flexibility of these various arrangements allows colleagues to manage their work-life needs while continuing to deliver stellar results in the workplace.

Embracing unique perspectives and supporting inclusivity and diversity are at the core of who we are. We strive to understand the unique opportunities and challenges that our customers and colleagues face. Our commitment to racial and social equity is ingrained in our guiding principles and allows us to work together to foster an inclusive and equitable work environment.

Serving the needs of all of the members of our communities also remains an important part of our commitment and strategy. For more than 137 years, the Bank has contributed to the economic health and vitality of the communities we serve.  We are proud that our employees are involved in the communities in which we live and work. Each year, colleagues volunteer countless hours of their time on community projects and serve on nonprofit boards. In addition to these efforts, we have provided charitable donations to more than 450 community organizations across the Northern New England states of Maine, New Hampshire, and Vermont.

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

As a Maine-chartered financial institution, the Bank is subject to supervision, regular examination, and regulation by the Maine Bureau of Financial Institutions ("BFI") and the FDIC as its primary federal regulator and as its deposit insurer.  The Bank’s deposits are insured by the FDIC in accordance with applicable federal laws and regulations. The prior approval of the BFI and the FDIC is required, among other things, for the Bank to assume deposits or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. The prior approval of the FDIC is required, and the prior approval of the BFI may be required, for the Bank to establish or relocate a branch office.

BHWM, a New Hampshire chartered non-depository trust company and an indirect subsidiary of the Bank, is subject to supervision, regular examination, and regulation by the New Hampshire Banking Department. On April 30, 2022, Bar Harbor Trust Services, which was a Maine chartered non-depository trust company and a wholly-owned subsidiary of the Bank, merged with and into BHWM (formerly named Charter Trust Company).

In accordance with NH RSA 383-C:5-502, BHWM’s Capital Plan requires minimum capital of $1.0 million to be invested in accordance with NH RSA 564-B:9-902. As of December 31, 2023, BHWM’s total capital was $16.8 million and it had liquidation reserves of $504 thousand held in a money market account. BHWM also had operating reserves of $15.7 million held primarily at the Bank. As of December 31, 2023, BHWM had an appropriate liquidation reserve, minimum capital in excess of statutory requirements, and all funds were held in accordance with prudent investor standards of NH RSA 564-B:9-902 and as required by NH RSA 383-C:5-502.

Any change in applicable laws or regulations could have a material adverse impact on the operations and financial performance of the Company and the Bank. In addition, the Company and the Bank are affected by the monetary and fiscal policies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the financial markets, it is impossible for management to accurately predict future changes in monetary policy or the effect such changes may have on the business or financial condition of the Company and the Bank.

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

Source of Strength

In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to the Bank. Section 616 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions. Under this policy, the bank holding company is expected to commit resources to support its bank subsidiary, including at times when the bank holding company may not be in a financial position to provide it. As discussed below, the Company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Anti-tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a bank holding company or its affiliates.

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

Transactions with Affiliates

The holding company and the Bank are considered “affiliates” of each other under the Federal Reserve Act, and transactions between a bank and its affiliates are subject to certain restrictions, under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W. Generally, Sections 23A and 23B: (i) limit the extent to which an insured depository or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (ii) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Both the Bank and the Company have always maintained regulatory capital ratios above the levels to be considered quantitatively well-capitalized. For information regarding the regulatory capital ratios of the Bank and the Company as of December 31, 2023 and December 31, 2022, respectively, see the discussion under the section captioned Capital Resources included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report and Note 12 – Shareholders’ Equity and Earnings Per Common Share of the Consolidated Financial Statements.

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

Further, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that (i) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service; or (ii) take unreasonable advantage of: (a) a lack of understanding on the part of the consumer of the material risks, costs, or conditions of the product or service; (b) the inability of the consumer to protect the interests of the consumer in selecting or using a consumer financial product or service; or (c) the reasonable reliance by the consumer on a covered person to act in the interests of the consumer.

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

Guidance on Sound Compensation Policies

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on named executive officer compensation at least every three years (the so-called “say-on-pay vote”) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. In addition, the Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote, at least once every six years, on how frequently to hold the “say on pay” vote.

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

Credit Risks

Deterioration in local economies or real estate markets may adversely affect our financial performance, as our borrowers’ ability to repay loans and the value of the collateral securing the loans may decline.

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

As of December 31, 2023, approximately 64% of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property. Commercial loans typically involve larger balances to single borrowers or groups of related borrowers as compared to residential real estate loans. As our loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses, and/or an increase in loan charge-offs, all of which could adversely affect our financial condition and results of operations.

Greater than anticipated credit losses in the loan portfolios may adversely affect our earnings.

Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio and provide an ACL based on a number of factors. The ACL is evaluated on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, and value of the underlying collateral and the level of non-accrual loans. Although we believe the ACL is appropriate to absorb probable losses in the loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing reported net income.

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

We are required to maintain sufficient capital and adequate liquidity.

As a banking organization, our capital and liquidity are subject to regulation and supervision by banking regulators. We are required to maintain minimum levels of capital. The proportion of the Bank’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk as it relates to maintaining such levels of capital as uninsured depositors historically have been more likely to withdraw their deposits. In addition, our banking regulators could require us to maintain more and higher quality capital than previously expected. Our banking regulators could also require us to hold higher levels of short-term investments, thereby limiting our ability to invest in longer-term or less liquid assets at higher yields. The need to maintain capital and liquidity could result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. In addition, if we fail to maintain appropriate levels of capital or liquidity, we could become subject to formal or informal enforcement actions that may impose restrictions on our business, including limiting our lending activities or our ability to expand, requiring us to raise additional capital (which may be dilutive to shareholders) or requiring regulatory approval to pay dividends or otherwise return capital to shareholders. See Item 1. “Business—Regulation and Supervision—Capital Adequacy and Prompt Corrective Action” for additional information on capital requirements applicable to us and the Bank.

The Company’s earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and execute opportunities to generate fee-based income.

The Company has experienced growth, and our future business strategy is to continue to expand. Historically, the growth of our loans and deposits has been the principal factor in our increase in net-interest income. In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted. The Company’s ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income. Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest-rate trends.

Wholesale funding sources may prove insufficient to replace deposits, support operations and future growth.

We must maintain sufficient funds to respond to the needs of customers. To manage liquidity, we use a number of funding sources in addition to core deposit growth, loan repayments and maturities of loans and securities. These sources include FHLB and the Federal Reserve Bank (“FRB”) advances, proceeds from the sale of securities and loans and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we need to rely heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, our operating margins and profitability would be adversely affected.

Loss of deposits or a change in deposit mix could increase our cost of funding.

Deposits are a low cost and stable source of funding.  We compete with banks and other financial institutions for deposits. Funding costs may increase if deposits are lost and we are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest income, net interest margin, and net income.

Our access to funds from subsidiaries may be restricted.

The Company is a separate and distinct legal entity from the Bank and its non-banking subsidiaries. The Company depends on dividends, distributions and other payments from its banking and non-banking subsidiaries to fund dividend payments on its common stock, debt service of subordinated borrowings, fund stock repurchase program and to fund strategic initiatives or other obligations. The Company’s subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Company based on assertion that certain payments from subsidiaries are considered an unsafe or unsound practice, which could impede our access to funds that we may need to make payments on our obligations or dividend payments, if and when declared from time to time by our board of directors in its sole discretion out of funds legally available for that purpose.

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

In addition, we are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers and others with whom we conduct business or potential future business, particularly because our business is primarily concentrated in Northern New England. Our actual or perceived failure, including, to (i) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (ii) meet legal and regulatory requirements applicable to the Bank and to the Company; (iii) maintain the privacy of customer and accompanying personal information; (iv) maintain adequate record keeping; (v) engage in proper sales and trading practices; and (vi) identify the legal, reputational, credit, liquidity and market risks inherent in our products; or any action of one of our employees that results in actual or perceived misconduct or error, among other things, could give rise to reputational risk that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Because we primarily serve individuals and businesses located in Northern New England, any negative impact resulting from reputational harm, including any impact on our ability to attract and retain customers and employees, likely would be greater than if our business were more geographically diverse.

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

While to date we believe that we have not experienced a significant compromise, significant data loss or material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers, are under constant threat and may experience a significant event in the future. We may suffer material financial losses related to these risks or be subject to liability for compromises to its customers or third-party providers. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Bank and non-bank financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. Further, when volatility, market events or similar issues affect a subset of financial institutions, or when there are news reports or high-profile incidents relating to trends, concerns, and other issues in the banking industry, the ramifications can affect the sector as a whole, regardless of the effect, or lack thereof, on any specific institution.  We have exposure to different industries and counterparties through transactions with counterparties in the bank and non-bank financial services industries, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Future events of this nature could have an adverse effect on our business, financial condition and results of operations.

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

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio, as was the case in 2023 with the rising rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes, global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in our stock price or occurrence of a triggering event following any of its quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, require performance of a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  During 2023, our annual impairment test conducted in October, using discounted cash flows and market-based approaches, indicated that the estimated fair value of our sole reporting unit “Bar Harbor Bank & Trust” exceeded the carrying value.  In a future assessment, we could conclude that all or a portion of our goodwill is impaired, which would result in a non-cash charge to earnings.

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

A decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions, changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of wealth management AUM, which are primarily marketable securities, and the fee revenues derived from the management of these assets.

Strategic and External Risks

Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB. Throughout 2023 the Federal Open Market Committee (“FOMC”) raised the target range for the Federal funds rate on four separate occasions and-citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, an economic slowdown in China, continued global supply chain disruptions and imbalances, and increased inflationary pressure-the FOMC has indicated that ongoing increases may be appropriate.

The tightening of the FRB's monetary policies, including repeated and aggressive increases in the target range for the Federal funds rate as well as the conclusion of the FRB's tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output in 2024. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while certain commercial real estate values have stabilized as demand has returned to pre-pandemic levels in several markets; the post-pandemic outlook for commercial real estate demand remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment, the reduction of office utilization due to the impact of hybrid working patterns, greater flexibility for work location, and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, including headwinds for mortgage rates, lease rates and landlord cash flows, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

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

We compete with an ever-increasing array of financial service providers. See the section entitled “Competition” in Part I.  Item 1, “Business” of this Annual Report for additional competitor information. Competition from nationwide banks, as well as local institutions, continues to mount in our markets. To compete, we focus on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect growth and profitability.

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

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographic markets in which we operate.

Our operations are concentrated in Northern New England (and in particular, Maine, New Hampshire and Vermont). As a result, the Company's financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Therefore, the Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. The Company's success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although the Company's clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could disproportionately reduce the Company's growth rate, affect the ability of the Company's clients to repay their loans to the Company, affect the value of collateral underlying loans and generally affect the Company's financial condition and results of operations. Because of the Company's geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. For additional information on the Company's market area, see Part I, Item 1, "Business" of this Annual Report.

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

Factors associated with global climate change, including evolving and increasing regulations, increasing global concern and stakeholder scrutiny about climate change and extreme weather conditions could adversely affect our business, reputation, results of operations and financial position.

There has been an increased focus from regulators and stakeholders on environmental, social, and governance (“ESG”) matters. Our failure or perceived failure to achieve our ESG goals, maintain ESG practices, or comply with emerging ESG regulations that meet evolving regulatory or stakeholder expectations could adversely affect public perception of our business, employee morale or patient or stakeholder support, expend corporate resources, result in substantial costs and expenses, result in legal or regulatory proceedings against the Company and negatively impact our financial condition and results of operations. Damage to our reputation may reduce demand for our services and thus have an adverse effect on our future financial performance, as well as require additional resources to rebuild our reputation.

Global climate change also presents both immediate and long-term physical risks (such as extreme weather conditions) and risks associated with the transition to a low-carbon economy (such as regulatory or technology changes).  These changes could result in, for example, closures of our banking offices and other facilities, and supply chain disruptions, as well as increased costs of products, commodities and energy (including utilities), and disruptions in our information systems, which in turn could negatively impact our business and results of operations.  In addition, certain of our operations and facilities are located in regions that may be disproportionately impacted by the physical risks of climate change (including hurricanes and flooding), and we face the risk of losses incurred as a result of physical damage to our facilities and business interruptions caused by such events.  We maintain property insurance coverage to address the impact of physical damage to our facilities and for business interruption losses.  However, such insurance coverage may be insufficient to cover all losses and we may experience a material, adverse effect on our results of operations that is not recoverable through our insurance policies.  Additionally, if we experience a significant increase in climate-related events that result in material losses we may be unable to obtain similar levels of property insurance coverage in the future or at rates that are significantly higher than our current rates.  Changes in consumer preferences and additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, may increase costs associated with compliance, the operation of our facilities and supplies.  Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may adversely impact us through increased compliance costs for us and our suppliers and vendors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity threats pose a risk to the Company as crimes committed through or involving the internet. Examples of those threats are malware, phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of third-party vendors that could adversely impact operations or damage reputations.

We utilize third party service providers to support and facilitate business and operational activities to achieve strategic goals. However, third parties may expose us and our customers to various risks. We have implemented a Vendor Risk Management (“VRM”) framework, which provides the tools and practices utilized in the oversight of third-party service providers, with an objective to meet legal and regulatory obligations, contractual requirements, performance expectations, and our own principles and values. For the 2023 period, there were no material incidents affecting the VRM framework or controls.

We have developed cybersecurity and data privacy programs designed to enable and safeguard the confidentiality, integrity and availability of our information systems and data by providing proactive security expertise and risk assessments, creating and maintaining a resilient and secure environment, and fostering a culture of security awareness and compliance throughout our organization.  We maintain a robust Information Security Program that sets forth our commitment to the continual review and improvement of policies, processes, procedures, and standards for evaluating electronic and physical methods of accessing, collecting, storing, using, transmitting, disposing, and protecting sensitive information, including customer information under guidelines established as part of the Gramm Leach-Bliley Act (GLBA).

The Bank manages cybersecurity threats proactively and maintains robust controls to protect its critical systems and data by investing in secure, reliable and resilient technology infrastructure, fostering a culture of technology risk awareness and continuously improving its technology risk management practices. Our process for monitoring and mitigating cybersecurity risk is designed in conjunction with our overall Risk Management Policy and Information Security Program.  One of the key aspects of these programs are various risk assessments that are used to identify industry and company-specific risks, measure control effectiveness, identify any gaps that need to be addressed, and linking our controls with applicable policies, standards and guidelines to ensure that responsible parties are aware of their obligations with respect to this program.  Annually, we engage a third party to perform penetration testing and ongoing analysis to identify potential vulnerabilities and areas for additional enhancements as well as a full-scope independent audit of IT and Information Security processes.

All of our employees also have a responsibility to protect the privacy of Company and Bank confidential and proprietary information. They are required to undergo periodic information security awareness training to ensure a clear understanding of their roles in protecting information assets and to create a security-minded culture. Additionally, the Company carries out regular phishing simulation tests throughout the year to keep employees alert, spread awareness and ensure that employees have the knowledge and resources necessary to report suspicious activity.

The management of cybersecurity risks is ultimately the responsibility of Company management and is governed by the Board. They devote significant time and attention to the oversight of cybersecurity and information security risks. The Board through its BRC reviews monthly information technology and Information Security and Vendor Management reports that highlight key areas of focus and risk. The Board also reviews and approves the Information Security Program, the central program outlining cyber-security processes and controls annually and frequently receives presentations on and discusses cybersecurity and information security risks, industry trends and best practices.

We are subject to extensive federal and state regulation of customer privacy and the security of financial information. Our federal regulator, the FDIC, is part of the Federal Financial Institutions Examination Council (FFIEC), which publishes extensive guidelines and examination procedures that are used to review the security of financial institutions.

To date, we have not experienced a cybersecurity incident or data breach that has materially affected us or our business strategy, results of operations, or financial condition.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol “BHB”.  As of March 7, 2024, there were 15,185,021 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,375 shareholders of record, as obtained through the Company’s transfer agent.

Cash dividends declared and paid totaled $0.28 per share in the second, third and fourth quarters of 2023 and $0.26 per share in the first quarter of 2023. We currently expect that comparable cash dividends will continue to be paid in the future. However, no assurances can be given that any dividends will be declared or paid on the Company’s common stock in the future, or, if declared and paid, the amount or frequency of those dividends. The ability of the Company and the Bank to pay dividends is restricted by certain laws and regulations, and the payment of dividends by the Company and the Bank is within the discretion of their respective boards of directors.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered equity securities were sold by the Company during the year ended December 31, 2023.

On May 22, 2023, the Board approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing 756,000 shares. No shares were repurchased by the Company during the year ended December 31, 2023 and the maximum number of shares that may yet be purchased under the plan is 756,000 shares.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the cumulative total shareholder return on our common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches our cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite Index, and the S&P U.S. SmallCap Banks Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

Bar Harbor Bankshares

Total Return Performance
250
200
150
100
50
Index Value
Bar Harbor Bankshares
NYSE American Composite Index
S&P U.S. SmallCap Banks Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/30/20	12/31/21	12/31/22	12/31/23
Bar Harbor Bankshares	100.00	117.15	108.68	143.81	165.04	157.69
NYSE American Composite Index	100.00	113.72	108.34	160.76	197.94	224.59
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and footnotes and selected financial data presented elsewhere in this Annual Report. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.  The detailed financial discussion that follows focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, see the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

ANNUAL PERFORMANCE SUMMARY

Earnings (For year ended December 31, 2023 compared to the same period of 2022)

●	Net income was $44.9 million compared to $43.6, an increase of 3%, driven primarily due to a benefit to net interest income as our assets repriced to higher rates. Diluted earnings per share was $2.95, an increase of $0.07 or 2%.

●	Return on assets was 1.14% compared to 1.16%. Return on equity was 10.88% compared to 10.91%. Both ratios include higher borrowing costs and lower unrealized losses on securities as noted below under the “Financial Position” section.

●	Net interest income was $117.7 million, an increase of 4%. Net interest margin was 3.29%, a decrease of 7 basis points from the same period in 2022. The decrease is primarily due to the repricing of variable rate assets and continued loan growth offset by higher borrowing costs and cost of interest-bearing liabilities.

●	The provision for credit losses was an expense of $2.9 million in both 2023 and 2022.

●	Non-interest income was $35.8 million, compared to $35.3 million primarily due to $699 thousand higher bank-owned life insurance (“BOLI”) income related to one-time death benefits during the first quarter of 2023.

●	Non-interest expense was $93.5 million versus $91.3 million. Salaries and benefits expense increased $3.9 million to $52.5 million in 2023 due to revaluation of post-retirement plan liabilities, higher stock compensation expense and decrease in deferred loan origination costs.

●	Efficiency ratio improved to 58.7% in 2023 from 59.3% in 2022.

Financial Position (For year ended December 31, 2023 compared to the same period of 2022)

●	Total assets increased $61.1 million to $4.0 billion mainly due to loan growth offset by available for sale security pay-downs.

●	Cash and cash equivalents increased to $94.8 million, from $92.3 million primarily due to excess cash available generated from operations.

●	Total securities were $547.4 million, or 14% of total assets, compared to $574.4 million, or 15% of total assets. Net unrealized losses were $62.4 million, or 11% of gross securities, compared with a gain of $71.8 million, or 12% of gross securities. All securities are classified as available for sale preserving capital flexibility.

●	Total loans grew 3% year-over-year as commercial loans increased 6%. The increase was the net result of the strategy to grow commercial construction and commercial real estate owner-occupied segments.

●	The ratio of the allowance for credit losses to total loans was 0.94%, increasing from 0.89%, reflecting more refined economic forecasting, especially in the national unemployment figures, increase in specific reserves, and loan portfolio growth. Net charge-offs increased to $590 thousand in 2023 compared to a net recovery of $238 thousand in 2022 primarily driven by one non-accrual commercial and industrial (“C&I loan”).

●	Deposit balances increased 3% year-over-year due to consumer’s migration to brokerage accounts and higher yielding time deposits and an increase in brokered deposits.

●	Borrowings decreased to $331.5 million from $394.3 million primarily due to excess cash available generated from operations.

●	Total book value per share was $28.48 compared to $26.09. Net unrealized security losses reduced book value per share by $3.14. Tangible book value per share excluding net unrealized security losses (non-GAAP) increased 9% on an annualized basis on net income offset by dividends to shareholders.

SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2023	2022	2021
Financial Condition Data:
Total assets	$3,971	$3,910	$3,709
Total earning assets(1)	3,664	3,601	3,377
Total investments	547	574	626
Total loans	2,999	2,903	2,532
Allowance for credit losses	28	26	23
Total goodwill and intangible assets	124	125	126
Total deposits	3,141	3,043	3,049
Total borrowings	332	394	179
Total shareholders' equity	432	393	424

Operating Data:
Total interest and dividend income	$174	$127	$111
Total interest expense	57	13	15
Net interest income	118	114	96
Non-interest income	36	35	42
Net revenue(2)	154	149	138
Provision for credit losses	3	3	(1)
Total non-interest expense	93	91	91
Income tax expense	12	11	9
Net income	45	44	39

Ratios and Other Data:
Per Common Share Data
Basic earnings	$2.96	$2.90	$2.63
Diluted earnings	2.95	2.88	2.61
Total book value(5)	28.48	26.09	28.27
Dividends	1.10	1.02	0.94
Common stock price:
High	32.42	33.11	32.94
Low	19.55	24.00	21.26
Close	29.36	32.04	28.93

Weighted average common shares outstanding (in thousands):
Basic	15,142	15,040	14,969
Diluted	15,195	15,112	15,045

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2023	2022	2021
Performance Ratios:(4)
Return on assets	1.14%	1.16%	1.06%
Return on equity	10.88	10.91	9.50
Interest rate spread	2.86	3.24	2.74
Net interest margin(5)	3.29	3.36	2.88
Dividend payout ratio	36.93	35.20	35.81

Organic Growth Ratios:
Total commercial loans	6%	19%	7%
Total loans	3	15	(1)
Total deposits	3	(0)	5

Asset Quality and Condition Ratios:
Non-accruing loans/total loans	0.18%	0.23%	0.40%
Net (recoveries) charge-offs/average loans	—	(0.01)	0.01
Allowance for credit losses/total loans	0.94	0.89	0.90
Loans/deposits	95	95	83

Capital Ratios:
Tier 1 capital to average assets - Company	9.70%	9.21%	8.66%
Tier 1 capital to risk-weighted assets - Company	11.96	11.02	11.90
Tier 1 capital to average assets - Bank	10.50	10.10	9.62
Tier 1 capital to risk-weighted assets - Bank	12.96	12.67	13.22
Shareholders equity to total assets(5)	10.88	10.06	11.43
(1)	Earning assets includes non-accruing loans and interest-bearing deposits with other banks. Securities are valued at amortized cost.
(2)	Net revenue is defined as net interest income plus non-interest income.
(3)	All performance ratios are based on average balance sheet amounts, where applicable.
(4)	Fully taxable equivalent considers the impact of tax advantaged securities and loans.
(5)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and average rates and yields on a fully taxable equivalent basis for the periods included:

	Year Ended December 31,
	2023			2022			2021
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$37	$2	5.33%	$72	1	1.07%	$219	$—	0.15%
Securities available for sale and FHLB stock(2)(3)	610	26	3.88	630	19	2.99	621	16	2.63
Loans:
Commercial real estate	1,537	81	5.27	1,340	55	4.13	1,210	40	3.34
Commercial and industrial(3)	437	28	6.39	410	17	4.25	348	14	3.98
Paycheck protection program	—	—	—	1	—	17.27	51	6	11.93
Residential	905	35	3.82	873	31	3.55	825	32	3.86
Consumer	97	7	6.75	100	4	4.41	99	4	3.77
Total loans (1)	2,976	151	5.04	2,724	107	3.98	2,533	96	3.78
Total earning assets	3,623	179	4.85%	3,426	127	3.73%	3,373	112	3.33%
Cash and due from banks	34			37			35
Allowance for credit losses	(27)			(24)			(23)
Other assets	304			308			333
Total assets	$3,934			$3,747			$3,718

Liabilities
NOW	$900	$9	0.98%	$907	1	0.16%	$949	$1	0.11%
Savings	595	2	0.39	658	1	0.10	629	1	0.90
Money market	407	10	2.48	466	3	0.63	390	1	0.12
Time deposits	533	17	3.19	366	2	0.61	425	6	1.51
Total interest bearing deposits	2,435	38	1.57	2,397	7	0.31	2,393	9	0.36
Borrowings	401	18	4.56	203	6	2.71	175	7	3.82
Total interest bearing liabilities	2,836	56	1.99%	2,600	13	0.49%	2,568	16	0.59%
Non-interest bearing demand deposits	619			679			668
Other liabilities	67			69			68
Total liabilities	3,522			3,348			3,304

Total shareholders' equity	412			399			414

Total liabilities and shareholders' equity	$3,934			$3,747			$3,718

Net interest spread			2.86%			3.24%			2.74%
Net interest margin			3.29			3.36			2.88

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

	2023 Compared with 2022			2022 Compared with 2021
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Interest-earning deposits with other banks	$1,595	$(369)	$1,226	$660	$(224)	$436
Securities available for sale and FHLB stock	5,424	(575)	4,849	2,274	233	2,507
Loans:
Commercial real estate	17,630	8,110	25,740	10,614	4,340	14,954
Commercial and industrial	9,360	1,168	10,528	75	3,448	3,523
Paycheck protection program	—	(223)	(223)	114	(5,891)	(5,777)
Residential	2,376	1,142	3,518	(2,662)	1,836	(826)
Consumer	2,280	(109)	2,171	644	43	687
Total loans	31,646	10,088	41,734	8,785	3,776	12,561
Total interest income	$38,665	$9,144	$47,809	$11,719	$3,785	$15,504

Interest expense:
Deposits:
NOW	$7,342	$(12)	$7,330	$466	$(48)	$418
Savings	1,707	(66)	1,641	101	25	126
Money market	7,517	(376)	7,141	2,368	93	2,461
Time deposits	13,761	1,015	14,776	(3,318)	(886)	(4,204)
Total deposits	30,327	561	30,888	(383)	(816)	(1,199)
Borrowings	7,406	5,368	12,774	(2,249)	1,062	(1,187)
Total interest expense	$37,733	$5,929	$43,662	$(2,632)	$246	$(2,386)
Change in net interest income	$932	$3,215	$4,147	$14,351	$3,539	$17,890

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

These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company's GAAP financial information. Because non-GAAP financial measures presented in this Annual Report are not measurements determined in accordance with GAAP and are susceptible to varying calculations, these non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures presented by other companies. A reconciliation of non-GAAP financial measures to GAAP measures is provided herein. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item which management excludes when computing non-GAAP financial measures can be of substantial importance to the Company’s results for any particular quarter or year. Each non-GAAP measure used by the Company in this Annual Report as supplemental financial data should be considered in conjunction with the Company's GAAP financial information. The Company utilizes these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Year Ended December 31,
(in thousands)	Calculations	2023	2022	2021
Net income		$44,852	$43,557	$39,299
Non-recurring items:
Gain on sale of securities, net		(34)	(53)	(2,870)
Gain on sale of premises and equipment, net		182	10	378
Loss on debt extinguishment		—	—	2,851
Acquisition, conversion and other expenses		283	266	1,667
Income tax expense (1)		(104)	(51)	(479)
Total non-recurring items		327	172	1,547
Total adjusted income(2)	(A)	$45,179	$43,729	$40,846

Net interest income	(B)	$117,675	$113,681	$95,573
Plus: Non-interest income		35,829	35,321	42,261
Total Revenue		153,504	149,002	137,834
Gain on sale of securities, net		(34)	(53)	(2,870)
Total adjusted revenue(2)	(C)	$153,470	$148,949	$134,964

Total non-interest expense		$93,479	$91,253	$90,508
Non-recurring expenses:
Gain on sale of premises and equipment, net		(182)	(10)	(378)
Loss on debt extinguishment		—	—	(2,851)
Acquisition, conversion and other expenses		(283)	(266)	(1,667)
Total non-recurring expenses		(465)	(276)	(4,896)
Adjusted non-interest expense(2)	(D)	$93,014	$90,977	$85,612

Total revenue		153,504	149,002	137,834
Total non-interest expense		93,479	91,253	90,508
Pre-tax, pre-provision net revenue		$60,025	$57,749	$47,326

Adjusted revenue(2)		153,470	148,949	134,964
Adjusted non-interest expense(2)		93,014	90,977	85,612
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$60,456	$57,972	$49,352

(in millions)
Average earning assets	(E)	$3,623	$3,425	$3,373
Average paycheck protection program (PPP) loans	(R)	—	1	51
Average earning assets, excluding PPP loans	(S)	3,623	3,424	3,103
Average assets	(F)	3,934	3,747	3,718
Average shareholders' equity	(G)	412	399	414
Average tangible shareholders' equity(2)(3)	(H)	288	273	288
Tangible shareholders' equity, period-end(2)(3)	(I)	308	268	298
Tangible assets, period-end(2)(3)	(J)	3,847	3,784	3,583

		Year Ended December 31,
	Calculations	2023	2022	2021
(in thousands)
Common shares outstanding, period-end	(K)	15,172	15,083	15,001
Average diluted shares outstanding	(L)	15,195	15,112	15,045

Adjusted earnings per share, diluted(2)	(A/L)	$2.95	$2.89	$2.72
Tangible book value per share, period-end(2)	(I/K)	20.28	17.78	19.86
Securities adjustment, net of tax(1)(4)	(M)	(47,649)	(55,246)	1,985
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	23.42	21.44	19.73
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.00	7.09	8.32

Performance ratios(5)
Return on assets		1.14%	1.16%	1.06%
Core return on assets(2)	(A/F)	1.15	1.17	1.10
Pre-tax, pre-provision return on assets		1.53	1.54	1.27
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.54	1.49	1.33
Return on equity		10.88	10.91	9.50
Core return on equity(2)	(A/G)	10.96	10.96	9.87
Return on tangible equity		15.84	16.20	13.92
Adjusted return on tangible equity(1)(2)	(A+Q)/H	15.96	16.26	14.46
Efficiency ratio(1)(2)(6)	(D-O-Q)/(C+N)	58.67	59.26	61.29
Net interest margin	(B+P)/E	3.29	3.36	2.88

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$2,392	$2,020	$2,330
Franchise taxes included in non-interest expense	(O)	638	583	528
Tax equivalent adjustment for net interest margin	(P)	1,550	1,398	1,653
Intangible amortization	(Q)	932	932	940
Interest and fees on PPP loans	(T)	—	223	6,039
(1)	2023 assumes a marginal tax rate of 24.01% for the fourth quarter and 23.80% for the first three quarters.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2023 AND 2022

Cash and cash equivalents

Total cash and cash equivalents at December 31, 2023 were $94.8 million, compared to $92.3 million at December 31, 2022. Interest-earning cash held with other banks totaled $52.6 million at year-end 2023 compared to $52.4 million at year-end 2022 carrying a yield of 5.33% in 2023 versus 1.07% in 2022.

Securities

Securities totaled $547.4 million at year-end 2023 and $574.4 million at year-end 2022.  During 2023, security purchases totaled $7.5 million and were offset $44.6 million of maturities, calls and pay-downs of amortizing securities. There were $18.4 million of purchases and $20.5 million in sales of FHLB stock during the year.  Fair value adjustments decreased the security portfolio by $62.4 million in 2023 compared to a $71.8 million unrealized gain in 2022. Unrealized gains shifted to loss position in 2022 due to changes in the long-term treasury yield curve. The weighted average yield of the securities portfolio was 3.85% as of December 31, 2023 compared to 2.99% at year-end 2022. At the end of 2023, our securities portfolio had an average life of 8.7 years with an effective duration of 4.8 compared to an average life of 9.4 years with an effective duration of 5.0 years at the end of 2022. The extension of duration during 2022 was driven by the increase in rates. All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.

Loans

Loans increased by $96.4 million from year-end 2022 or 3%.  The controlled growth was a function of the tight credit markets and the rising interest rate environment in 2023 that limited commercial loan refinancing activity.  Total commercial loans were $2.0 billion, growing 6% in 2023 and 19% in 2022 which was driven mostly from new relationships primarily to commercial borrowers. Total residential loans decreased 2% or $14.6 million from year-end 2022, due to lower demand for prevailing mortgage rates and strategy to sell production to the secondary market. Home Equity lines decreased 4% or $3.2 million from year-end 2022 due to the run-off of balances associated with the repricing of home equity lines of credit.

Allowance for Credit Losses

The ACL was $28.1 million at the end of 2023 compared to $25.9 million at year-end 2022. The increase was primarily due to more refined economic forecasting, especially in the national unemployment figures and in commercial real estate prices, and loan portfolio growth.  Non-accruing loans decreased $1 million to $5.5 million, or 0.18% of total loans at the end of 2023 from $6.5 million or 0.23% of total loans at year-end 2022.  The ratio of accruing past due loans to total loans increased to 0.12% of total loans from 0.09%. Total delinquent and non-accruing loans as percentage of total loans improved to 0.30% from 0.32%. Net charge-offs increased to $626 thousand in 2023 compared to a net recovery of $238 thousand in 2022 primarily driven by the resolution of one non-accruing C&I loan.

Other Assets

Total other assets decreased $10.6 million to $356 million at December 31, 2023 from $366 million as of December 31, 2022. The decrease is primarily attributed to a $5.1 million decrease in the asset position customer loan swaps and $2.2 million decrease in interest rate swaps on wholesale funding. Other intangible assets decreased $932 thousand from 2022 driven by amortization.  Deferred tax assets, net, decreased $1.5 million as of December 31, 2023 compared to 2022 driven by the unrealized loss position in the securities available for sale portfolio. Cash surrender value of Bank Owned Life insurance decreased $1.2 million due to settlement of one-time death benefits that occurred in the first quarter of 2023.

Deposits and Borrowings

Total deposits increased $97.8 million to $3.1 billion at the end of 2023 compared to $3.0 billion at the end of 2022. Non-maturity deposits decreased $279.1 million in 2023, or 10% due to consumer’s migration to brokerage accounts and higher yielding Time deposits. 4,638 non-maturity deposit accounts with new customers were opened in 2023. Time deposits increased $376.8 million to $700.3 million at year-end 2023 versus $323.4 million in 2022.  Brokered deposits increased $204.5 million. Retail time deposits increased $172.4 million as customers moved funds from non-maturity deposits into higher yielding alternatives. Our deposit composition at year-end 2023 and 2022 was 47% commercial customers and 53% consumer customers. Total borrowings decreased $62.7 million to $271 million at December 31, 2023 compared to $334 million as of December 31, 2022 primarily due to excess cash available generated from operations.

Derivative Financial Instruments and Other Liabilities

Other liabilities totaled $66.2 million at the end of 2023 compared to $78.7 million as of December 31, 2022. The $12.5 million decrease primarily reflects a $10.0 million decrease in capital commitments on limited partnership investments, a $5.2 million net decrease in customer loan swaps, and a $1.5 million variable rate loan hedge decrease offset by $3.5 million increase in brokered CD and a $581 thousand increase in CD interest payable. The net fair value of all derivatives was an asset of $3.2 million at the end of 2023 compared to a $4.8 million asset at year-end 2022. The decrease in net derivative fair values reflects the slowing of rising long-term interest rates.  The reserve for unfunded commitments remained flat at the end of 2023 at $3.9 million, which are also recorded in other liabilities.

Equity

Total equity was $432.1 million at year-end 2023, compared with $393.5 million at year-end 2022. Book value per share was $28.48 as of December 31, 2023 compared with $26.09 at December 31, 2022. Equity included securities adjustments, net of tax, totaling a $47.6 million loss at the end of 2023 compared to a $55.3 million loss at year-end 2022.

During 2023 and 2022, the Company declared and distributed regular cash dividends on its common stock in the aggregate amounts of $16.6 million compared to $15.3 million, respectively.  The Company’s 2023 dividend payout ratio amounted to 37%, compared with 35% in 2022.  Total cash dividends paid in 2023 was $1.10 per share of common stock, compared with $1.02 per share of common stock in 2022.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 12 – Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Net Interest Income

Net interest income for 2023 was $117.7 million compared with $113.7 million in 2022. The net interest margin was 3.29% in 2023 compared to 3.35% in the prior year. Interest-earning cash balances, held mostly at the Federal Reserve Bank, reduced NIM by 2 basis points in the year and 5 basis points in 2022. The yield on earning assets totaled 4.85% compared to 3.73% in 2022. The yield on loans was 5.04% in 2023 and 3.98% in 2022. Costs of interest-bearing liabilities increased in 2023 to 1.99% from 0.49% in 2022 due to increased deposit rates. Interest expense on borrowings increased $12.8 million in 2023 compared to 2022 driven by a 79 basis point increase in the weighted average rate of borrowings to 3.24% from 2.45%, respectively, reflecting higher interest rates and increased average borrowings.

Provision for Credit Losses

The provision for credit losses in both 2023 and 2022 was a $2.9 million expense.  The expense in 2023 was primarily due to more refined economic forecasting, especially in the national unemployment figures and in commercial real estate prices, and loan portfolio growth.   Overall credit quality remains strong and credit quality metrics improved with notable decreases in non-accruing loans.

Non-Interest Income

Non-interest income in 2023 was $35.8 million compared to $35.3 million in 2022.  Trust management fees were $14.3 million in 2023 compared to $14.6 in 2022 due to lower market valuation of assets under management (“AUM”) throughout the year.  AUM was $2.5 billion compared to $2.3 billion in 2022, the increase of $143 million primarily due to higher security valuations in the fourth quarter 2023. Customer service fees increased 3% to $15.2 million in 2023 due to higher transaction volumes associated with 1,000 net new core accounts that opened during the year. BOLI income increased $699 thousand in 2023 compared to 2022 related to one-time death benefits during the first quarter of 2023.

Non-Interest Expense

Non-interest expense was $93.5 million in 2023 compared to $91.3 million in 2022. Salaries and benefits expense increased $3.9 million to $52.5 million in 2023 due to a $2.0 million increase in revaluation of post-retirement plan liabilities driven by rate environment, $711 thousand increase in stock compensation expense due to the revaluation of our long term incentive obligations and a $782 thousand decrease in deferred loan origination costs driven by lower residential loan volume.

Income Tax Expense

Income tax expense was $12.3 million for the year ended December 31, 2023, compared with $11.3 million for the year ended December 31, 2022. The effective tax rate increased to 21.5% in 2023 from 20.6% in 2022 due to a higher proportion of revenue from non-exempt sources.

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

Capital Resources

Consistent with our long-term goal of operating a sound and profitable organization, at December 31, 2023, we continue to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

At December 31, 2023, available same-day liquidity totaled approximately $1.2 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios. We have unused borrowing capacity at the FHLB of $381.4 million, unused borrowing capacity at the Federal Reserve of $126.6 million and unused lines of credit totaling $51.0 million, in addition to over $200 million in unencumbered, liquid investment portfolio assets.

Purchase Obligations

In the normal course of conducting our banking and financial services business, and in connection with providing products and services to our customers, a variety of traditional third-party contracts for support services have been entered into. Examples of such contractual agreements include, but are not limited to: services providing core banking systems, ATM and debit card processing, trust services software, accounting software and the leasing of T-1 telecommunication lines and other technology infrastructure supporting our network.  These types of purchase obligations that will come due during 2024 approximates $9.5 million as of December 31, 2023 which is expected to be funded by cash flows generated from our operations.

Impact of Inflation and Changing Prices

A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company.

The FOMC often applies contractionary monetary policies during times of high inflation, resulting in elevated interest rates.  Elevated interest rates may lower the market value of existing balance sheet assets and often result in a significant unrealized loss position.  These lower market values may negatively affect the Bank’s liquidity position as it results in a lower value of the Bank’s liquid assets.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the notes on Recently Adopted Accounting Principles and Future Application of Accounting Pronouncements in Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 – Summary of Significant Accounting Policies to our audited Consolidated Financial Statements for the year ended December 31, 2023 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of our financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.

Allowance for credit losses on loans (the “allowance”)

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

As of December 31, 2023, interest rate sensitivity modeling results indicate that the balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the years ended December 31, 2023 and 2022:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2023
-200	$(6,229)	(5.0)%	$(12,776)	(9.7)%
-100	(3,310)	(2.7)	(6,468)	(4.9)
+100	2,421	2.0	4,818	3.7
+200	4,938	(4.0)	9,143	6.9
At December 31, 2022
-200	$(6,183)	(4.3)%	$(19,692)	(12.8)%
-100	(2,261)	(1.6)	(7,954)	(5.2)
+100	1,704	1.2	5,583	3.6
+200	3,253	2.3	10,627	6.9

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

As compared to December 31, 2022, sensitivity to rate movements has decreased as the bank has incrementally shifted to a less asset sensitive position.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loan balances was $28.1 million at December 31, 2023. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans and troubled debt restructurings.

The Company uses the discounted cash flow method to estimate expected credit losses for all loan portfolio segments measured on a pool basis wherein payment expectations are adjusted for estimated prepayment speeds, probability of default (PD), and loss given default (LGD). The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime PD. This analysis also determines how expected PD and LGD will react to forecasted levels of the loss drivers. Management utilizes various economic indicators such as changes in unemployment rates, gross domestic product (GDP), property values, housing starts and other relevant factors as loss drivers and has determined that, due to historical volatility in economic data, two quarters currently represents a reasonable and supportable forecast period, followed by a six-period reversion to historical mean levels for each of the various economic indicators. The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company’s business impacting the loan portfolio, (v) and other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster. The development of the loan loss allocation for pools of loans with similar risk characteristics requires a significant amount of judgment by management and the assumptions utilized are subject to changing economic conditions.

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

•We evaluated management’s judgments used in the identification of peer banks for PD and LGD calculations, by comparing peer banks to those used in prior periods and to external information sources.

•We evaluated management’s forecasts of future economic indicators for reasonableness, which included unemployment, housing price index, and national GDP growth, among others, by comparing these forecasts to external and internal information sources.

•We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness, and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Hartford, Connecticut

March 11, 2024

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$42,221	$39,933
Interest-earning deposits with other banks	52,621	52,362
Total cash and cash equivalents	94,842	92,295

Securities:
Securities available for sale	534,574	559,516
Federal Home Loan Bank stock	12,788	14,893
Total securities	547,362	574,409

Loans held for sale	2,189	—

Total loans	2,999,049	2,902,690
Less: Allowance for credit losses	(28,142)	(25,860)
Net loans	2,970,907	2,876,830

Premises and equipment, net	48,287	47,622
Other real estate owned	—	—
Goodwill	119,477	119,477
Other intangible assets	4,869	5,801
Cash surrender value of bank-owned life insurance	80,037	81,197
Deferred tax assets, net	22,979	24,443
Other assets	79,936	87,729
Total assets	$3,970,885	$3,909,803

Liabilities
Deposits:
Demand	$569,714	$676,350
NOW	946,978	900,730
Savings	553,963	664,514
Money market	370,242	478,398
Time	700,260	323,439
Total deposits	3,141,157	3,043,431

Borrowings:
Senior	271,044	333,957
Subordinated	60,461	60,289
Total borrowings	331,505	394,246

Other liabilities	66,164	78,676
Total liabilities	3,538,826	3,516,353

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,172,131 shares and 15,082,688 shares at December 31, 2023 and December 31, 2022, respectively	32,857	32,857
Additional paid-in capital	193,114	191,922
Retained earnings	272,101	243,815
Accumulated other comprehensive loss	(49,862)	(58,340)
Less: 1,256,257 and 1,345,700 shares of treasury stock, at cost, at December 31, 2023 and December 31, 2022, respectively	(16,151)	(16,804)
Total shareholders’ equity	432,059	393,450
Total liabilities and shareholders’ equity	$3,970,885	$3,909,803

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except earnings per share data)	2023	2022	2021
Interest and dividend income
Loans	$149,420	$107,797	$95,236
Securities and other	24,762	18,729	15,568
Total interest and dividend income	174,182	126,526	110,804
Interest expense
Deposits	38,232	7,344	8,543
Borrowings	18,275	5,501	6,688
Total interest expense	56,507	12,845	15,231
Net interest income	117,675	113,681	95,573
Provision for credit losses	2,908	2,904	(1,302)
Net interest income after provision for credit losses	114,767	110,777	96,875

Non-interest income
Trust and investment management fee income	14,283	14,573	15,179
Customer service fees	15,168	14,791	13,212
Gain on sales of securities, net	34	53	2,870
Mortgage banking income	1,587	1,580	6,536
Bank-owned life insurance income	2,699	2,000	2,179
Customer derivative income	409	310	1,010
Other income	1,649	2,014	1,275
Total non-interest income	35,829	35,321	42,261

Non-interest expense
Salaries and employee benefits	52,516	48,657	47,117
Occupancy and equipment	17,584	17,575	16,356
Loss on sales of premises and equipment, net	182	10	378
Outside services	1,671	1,578	1,943
Professional services	1,586	1,612	1,756
Communication	697	880	912
Marketing	1,696	1,561	1,541
Amortization of intangible assets	932	932	940
Loss on debt extinguishment	—	—	2,851
Acquisition, conversion and other expenses	283	266	1,667
Provision for unfunded commitments	(85)	1,758	177
Other expenses	16,417	16,424	14,870
Total non-interest expense	93,479	91,253	90,508

Income before income taxes	57,117	54,845	48,628
Income tax expense	12,265	11,288	9,329
Net income	$44,852	$43,557	$39,299

Earnings per share:
Basic	$2.96	$2.90	$2.63
Diluted	$2.95	$2.88	$2.61

Weighted average common shares outstanding:
Basic	15,142	15,040	14,969
Diluted	15,195	15,112	15,045

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net income	$44,852	$43,557	$39,299
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on securities available for sale	9,481	(74,412)	(10,489)
Changes in unrealized gain (loss) on hedging derivatives	1,011	(3,463)	3,562
Changes in unrealized gain (loss) on pension	135	(973)	1,132

Income taxes related to other comprehensive income (loss):
Changes in unrealized (gain) loss on securities available for sale	(1,884)	17,181	2,451
Changes in unrealized (gain) loss on hedging derivatives	(227)	799	(827)
Changes in unrealized (gain) loss on pension	(38)	225	(266)
Total other comprehensive income (loss)	8,478	(60,643)	(4,437)
Total comprehensive income (loss)	$53,330	$(17,086)	$34,862

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2020	$32,857	$190,084	$195,607	$6,740	$(18,223)	$407,065

Net income	—	—	39,299	—	—	39,299
Other comprehensive (loss)	—	—	—	(4,437)	—	(4,437)
Impact of ASC 326 adoption	—	—	(5,242)	—	—	(5,242)
Cash dividends declared ($0.94 per share)	—	—	(14,072)	—	—	(14,072)
Net issuance (85,406 shares) to employee stock plans, including related tax effects	—	(1,357)	—	—	742	(615)
Recognition of stock based compensation	—	2,149	—	—	—	2,149
Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147

Net income	—	—	43,557	—	—	43,557
Other comprehensive loss	—	—	—	(60,643)	—	(60,643)
Cash dividends declared ($1.02 per share)	—	—	(15,334)	—	—	(15,334)
Net issuance (81,359 shares) to employee stock plans, including related tax effects	—	(892)	—	—	677	(215)
Recognition of stock based compensation	—	1,938	—	—	—	1,938
Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	44,852	—	—	44,852
Other comprehensive income	—	—	—	8,478	—	8,478
Cash dividends declared ($1.10 per share)	—	—	(16,566)	—	—	(16,566)
Net issuance (89,443 shares) to employee stock plans, including related tax effects	—	(1,458)	—	—	653	(805)
Recognition of stock based compensation	—	2,650	—	—	—	2,650
Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$44,852	$43,557	$39,299
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	(2,189)	5,523	18,579
Provision for credit losses	2,908	2,904	(1,302)
Net amortization of securities	2,429	2,869	4,471
Deferred tax (benefit) expense	(686)	(707)	427
Change in unamortized net loan costs and premiums	(145)	170	(1,354)
Premises and equipment depreciation	4,177	4,243	4,596
Stock-based compensation expense	2,650	1,938	2,149
Accretion of purchase accounting entries, net	—	—	(2,274)
Amortization of other intangibles	932	932	940
Income from cash surrender value of bank-owned life insurance policies	(2,699)	(2,000)	(2,179)
Gain on sales of securities, net	(34)	(53)	(2,870)
Amortization of right-of-use lease assets	1,204	1,196	1,064
Decrease in lease liabilities	(1,179)	(1,142)	(984)
Gain on premises and equipment, net	182	10	378
Net change in other assets and liabilities	(4,999)	(3,531)	(1,772)
Net cash provided by operating activities	47,403	55,909	59,168

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	42,184	80,870	204,275
Purchases of securities available for sale	(7,521)	(109,019)	(249,595)
Net change in loans	(96,840)	(370,712)	34,315
Purchase of Federal Home Loan Bank stock	(18,370)	(11,016)	(2,565)
Proceeds from sale of Federal Home Loan Bank stock	20,473	3,507	9,217
Purchase of premises and equipment, net	(6,533)	(2,518)	(1,716)
Proceeds from sale of premises and equipment	413	—	—
Proceeds from premises held for sale	—	—	288
Proceeds from death benefit of bank-owned life insurance policy	3,904	—	1,029
Net cash used in investing activities	(62,290)	(408,888)	(4,752)

Cash flows from financing activities:
Net change in deposits	97,726	(5,113)	142,329
Net change in short-term borrowings	(60,604)	235,567	1,347
Repayments of long-term borrowings	(2,317)	(20,020)	(159,023)
Net issuance to employee stock plans	(805)	(215)	(615)
Cash dividends paid on common stock	(16,566)	(15,334)	(14,072)
Net cash provided by financing activities	17,434	194,885	(30,034)

Net change in cash and cash equivalents	2,547	(158,094)	24,382
Cash and cash equivalents at beginning of year	92,295	250,389	226,007
Cash and cash equivalents at end of period	$94,842	$92,295	$250,389

Supplemental cash flow information:
Interest paid	$51,973	$12,451	$16,354
Income taxes paid, net	15,026	10,598	8,859

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

Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiaries, Bar Harbor Bank & Trust, Bar Harbor Wealth Management, and Cottage Street Corporation. In 2022, Charter Trust Company and Bar Harbor Trust Services merged to become Bar Harbor Wealth Management. All significant inter-company balances and transactions have been eliminated in consolidation. Assets held in a fiduciary capacity are not assets of the Company, but assets of customers, and therefore, are not included in the consolidated balance sheet.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the Company’s consolidated income statement.

Use of estimates: In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to  the allowance for credit losses (“ACL”), off-balance sheet credit exposures, available for sale securities, the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets, accounting for income taxes, post-retirement benefits, and asset impairment assessments.

Subsequent Events: Events and transactions subsequent to December 31, 2023 are evaluated for potential recognition or disclosure as required by GAAP.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and other short-term investments with maturities less than 90 days.

Securities: All securities held at December 31, 2023 and 2022 were classified as available-for-sale (“AFS”). Available for sale securities primarily consist of mortgage-backed securities, obligations of state and political subdivisions thereof, and corporate bonds and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to have a credit loss as discussed below.

Premiums and discounts on securities are amortized and accreted over the term or to first call of the securities using the level yield method. Municipal security premiums are accreted over full term straight-line and discounts are amortized over the call term on a straight light basis. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the Consolidated Statements of Income.

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

A change in the allowance on AFS debt securities may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes an AFS debt security is uncollectible based on the above described analysis. As of December 31, 2023 and December 31, 2022, there were no allowances carried on AFS debt securities. Refer to Note 2 – Securities Available for Sale of the consolidated financial statements for further discussion.

Federal Home Loan Bank Stock: Federal Home Loan Bank (“FHLB”) stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. Shares held in excess of the minimum required by the FHLB are generally redeemable at par value. Dividends from FHLB stock are reported in interest and dividend income.

FHLB stock is periodically evaluated for impairment based on the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, there was no impairment related to the carrying amount of FHLB stock as of December 31, 2023 and 2022.

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

Purchase Credit Deteriorated (PCD) Loans: Loans acquired in acquisitions include some loans that have experienced more than insignificant credit deterioration since origination. The initial ACL is determined on a collective basis and allocated to the individual loans. The sum of the loan’s purchase price and acl becomes its initial amortized cost. The difference between the initial amortized cost and the par value of the loan is a discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Non-performing loans: Residential real estate and home equity loans are generally placed on non-accrual status when reaching 90 days past due, are in process of foreclosure, or sooner if considered appropriate by management. Consumer other loans are generally placed on non-accrual when reaching 90 days or more past due, or sooner if considered appropriate by management. Secured consumer other loans are written down to net realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial and industrial loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial and industrial loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management.

When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on the loan. The interest on non-accrual loans is accounted for using the cash-basis or cost-recovery method depending on corresponding credit risk, until qualifying for return to accrual status. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, a minimum of six months.

Acquired loans that meet the criteria for non-accrual of interest prior to an acquisition are considered non-performing acquired loans that meet the criteria for non-accrual consistent with originated loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty: In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, we are no longer required to establish a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, modified loans are generally included in their respective category and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the ACL.

Loans are considered to have been modified when, due to a borrower’s financial difficulties, certain concessions are made to the borrower that would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified to borrowers experiencing financial difficulty will remain on non-accrual status for a period of at least 6 months to demonstrate that the borrower is able to meet the terms of the modified loan before being considered a candidate to return to accrual status.

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

Allowance for Credit Losses: The allowance for credit losses (the “allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is comprised of the allowance for credit losses on loans and the allowance for off-balance sheet credit exposures, which is accounted for as a separate liability in other liabilities on the balance sheet. The level of the allowance represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date.

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged- off. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist.  Loans that do not share risk characteristics are evaluated on an individual basis, which generally includes larger non-accruing commercial loans.

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

Regression analysis of historical internal and peer data is used to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes various economic indicators such as changes in unemployment rates, gross domestic product, real estate values, and other relevant factors as loss drivers. For all DCF models, management has determined that due to historic volatility in economic data, two quarters currently represents a reasonable and supportable forecast period, followed by a six-period reversion to historical mean levels for each of the various economic indicators.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Specific instrument effective yields are calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value (“NPV”). An allowance is established for the difference between the instrument’s NPV and amortized cost basis.

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

Individually Evaluated Loans: Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Off-Balance Sheet Financial Instruments: Off-balance sheet financial instruments consist of commitments to extend credit, and unused or unfunded loan funds and letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

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

Pension Plan: The pension plan is an inherited, frozen, noncontributory, qualified, defined benefit plan for certain employees who met age and service requirements.  This plan is described more fully in Note 8 – Employee Benefit Plans of the Consolidated Financial Statements.  In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances.  As of the measurement date (December 31, 2023), plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

		December 15, 2023, including interim periods within the fiscal year	The adoption of this ASU did not have a material impact on our consolidated financial statements.
Standards Not Yet Adopted
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).

		For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

1

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$2,021	$—	$(29)	$1,992
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	223,602	12	(30,332)	193,282
US Government agency	85,005	145	(10,937)	74,213
Private label	60,888	18	(1,855)	59,051
Obligations of states and political subdivisions thereof	119,857	4,515	(14,204)	110,168
Corporate bonds	105,552	19	(9,703)	95,868
Total securities available for sale	$596,925	$4,709	$(67,060)	$534,574

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Debt securities:
Obligations of US Government-sponsored enterprises	$2,692	$5	$(37)	$2,660
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	249,838	14	(34,825)	215,027
US Government agency	90,318	16	(10,728)	79,606
Private label	64,056	34	(3,936)	60,154
Obligations of states and political subdivisions thereof	121,939	7,149	(21,351)	107,737
Corporate bonds	102,505	33	(8,206)	94,332
Total securities available for sale	$631,348	$7,251	$(79,083)	$559,516

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

As of December 31, 2023 and 2022, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at December 31, 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$3,038	$3,017
Over 1 year to 5 years	50,471	47,138
Over 5 years to 10 years	45,706	44,887
Over 10 years	128,215	112,986
Total bonds and obligations	227,430	208,028
Mortgage-backed securities and collateralized mortgage obligations	369,495	326,546
Total securities available for sale	$596,925	$534,574

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

	Proceeds from Sale
	of Securities
(in thousands)	Available for Sale	Realized Gains	Realized Losses	Net
2023	$2,000	$34	$—	$34
2022	7,130	151	(98)	53
2021	92,723	2,933	(63)	2,870

There were no sales of securities in 2023, the $2.0 million represents proceeds from a called security with a $34 thousand realized gain.

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$1,084	$28	$907	$29	$1,991
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	10	3,439	30,322	188,611	30,332	192,050
US Government agency	2	120	10,935	68,891	10,937	69,011
Private label	—	26	1,855	59,007	1,855	59,033
Obligations of states and political subdivisions thereof	26	3,099	14,178	101,036	14,204	104,135
Corporate bonds	156	4,913	9,547	84,950	9,703	89,863
Total securities available for sale	$195	$12,681	$66,865	$503,402	$67,060	$516,083

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2022
Debt securities:
Obligations of US Government-sponsored enterprises	$32	$435	$6	$790	$38	$1,225
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	7,005	82,483	27,820	127,745	34,825	210,228
US Government agency	2,870	42,430	7,857	34,198	10,727	76,628
Private label	841	15,694	3,095	44,396	3,936	60,090
Obligations of states and political subdivisions thereof	7,990	48,799	13,361	55,702	21,351	104,501
Corporate bonds	4,733	65,279	3,473	25,027	8,206	90,306
Total securities available for sale	$23,471	$255,120	$55,612	$287,858	$79,083	$542,978

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$24,347	$21,341	$26,807	$23,430
Securities pledged for repurchase agreements	18,841	16,230	21,001	17,964
Securities pledged for borrowings (1)	113,775	95,318	40,686	33,962
Total securities pledged	$156,963	$132,889	$88,494	$75,356
(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of December 31, 2023, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at December 31, 2023:

Obligations of US Government-sponsored enterprises

8 out of the total 8 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.44% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment-grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

448 out of the total 493 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 13.64% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year.

US Government agency

130 out of the total 151 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 13.68% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year.

Private label

26 of the total 28 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.05% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

52 of the total 69 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 12.48% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe the bonds in this portfolio carry minimal risk of default and we are appropriately compensated for that risk. There were no material underlying credit downgrades during the year.

Corporate bonds

30 of the total 35 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 9.75% of the amortized cost of securities in unrealized loss positions. We review the financial strength of all of these bonds and have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	December 31,	December 31,
(in thousands)	2023	2022
Commercial construction	$154,048	$117,577
Commercial real estate owner occupied	310,015	244,814
Commercial real estate non-owner occupied	1,144,566	1,146,674
Tax exempt	43,688	42,879
Commercial and industrial	310,883	297,112
Residential real estate	940,334	954,968
Home equity	87,683	90,865
Consumer other	7,832	7,801
Total loans	2,999,049	2,902,690
Allowance for credit losses	28,142	25,860
Net loans	$2,970,907	$2,876,830

Total unamortized net costs and premiums included in loan totals were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Net unamortized loan origination costs	$3,039	$3,184
Net unamortized fair value discount on acquired loans	(2,891)	(3,506)
Total	$148	$(322)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2023 and 2022, accrued interest receivable for loans totaled $11.9 million and $10.7 million, respectively, and is included in the “other assets” line item on the Company’s consolidated balance sheets.

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

The activity in the allowance for credit losses for the periods ended are as follows:

	At or for the Year Ended December 31, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$1,682	$4,261
Commercial real estate owner occupied	2,189	—	142	532	2,863
Commercial real estate non-owner occupied	9,341	—	—	102	9,443
Tax exempt	93	—	—	26	119
Commercial and industrial	3,493	(664)	149	281	3,259
Residential real estate	7,274	(8)	31	55	7,352
Home equity	811	(12)	6	(38)	767
Consumer other	80	(289)	19	268	78
Total	$25,860	$(973)	$347	$2,908	$28,142

	At or for the Year Ended December 31, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$468	$2,579
Commercial real estate owner occupied	2,751	—	120	(682)	2,189
Commercial real estate non-owner occupied	5,650	—	—	3,691	9,341
Tax exempt	86	—	—	7	93
Commercial and industrial	5,369	(8)	341	(2,209)	3,493
Residential real estate	5,862	(84)	106	1,390	7,274
Home equity	814	(7)	25	(21)	811
Consumer other	75	(267)	12	260	80
Total	$22,718	$(366)	$604	$2,904	$25,860

	At or for the Year Ended December 31, 2021
	Balance at
	Beginning of	Impact of ASC				Balance at
(in thousands)	Period	326	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$824	$1,196	$—	$18	$73	$2,111
Commercial real estate owner occupied	1,783	708	(403)	290	373	2,751
Commercial real estate non-owner occupied	7,864	(2,008)	—	4	(210)	5,650
Tax exempt	58	40	—	—	(12)	86
Commercial and industrial	3,137	2,996	(59)	77	(782)	5,369
Residential real estate	5,010	1,732	(77)	159	(962)	5,862
Home equity	285	603	(154)	51	29	814
Consumer other	121	(39)	(205)	9	189	75
Total	$19,082	$5,228	$(898)	$608	$(1,302)	$22,718

Unfunded Commitments

The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

	At or for the Years Ended December 31,
(in thousands)	2023	2022	2021
Beginning Balance	$3,910	$2,152	$359
Impact of ASC 326	—	—	1,616
Provision for credit losses	(85)	1,758	177
Ending Balance	$3,825	$3,910	$2,152

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of  December 31, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$57,603	$61,015	$43,228	$20,209	$20,462	$91,187	$293,704
Special mention	160	387	7,488	1,596	—	3,066	12,697
Substandard	—	—	—	—	—	3,497	3,497
Doubtful	—	—	—	—	—	117	117
Total	$57,763	$61,402	$50,716	$21,805	$20,462	$97,867	$310,015
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$41,270	$353,613	$199,311	$127,231	$78,759	$238,973	$1,039,157
Special mention	7,809	—	14,134	37,249	15,246	17,108	91,546
Substandard	—	—	—	—	—	13,863	13,863
Doubtful	—	—	—	—	—	—	—
Total	$49,079	$353,613	$213,445	$164,480	$94,005	$269,944	$1,144,566
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$80,942	$69,402	$22,205	$38,824	$14,739	$77,273	$303,385
Special mention	364	1,446	—	776	28	3,588	6,202
Substandard	58	94	186	109	95	532	1,074
Doubtful	—	—	—	—	87	135	222
Total	$81,364	$70,942	$22,391	$39,709	$14,949	$81,528	$310,883
Current period gross write-offs	—	—	—	—	5	659	664

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Residential real estate
Performing	$72,395	$194,109	$165,434	$96,016	$62,648	$345,823	$936,425
Nonperforming	—	—	41	—	234	3,634	3,909
Total	$72,395	$194,109	$165,475	$96,016	$62,882	$349,457	$940,334
Current period gross write-offs	—	—	—	—	—	8	8

Home equity
Performing	$15,582	$15,334	$7,873	$6,633	$4,800	$36,652	$86,874
Nonperforming	—	—	—	—	—	809	809
Total	$15,582	$15,334	$7,873	$6,633	$4,800	$37,461	$87,683
Current period gross write-offs	—	—	—	—	—	12	12

Consumer other
Performing	$4,128	$1,787	$696	$301	$51	$864	$7,827
Nonperforming	—	—	4	1	—	—	5
Total	$4,128	$1,787	$700	$302	$51	$864	$7,832
Current period gross write-offs	—	52	18	5	—	214	289

Total Loans	$300,691	$804,770	$497,365	$333,145	$197,739	$865,339	$2,999,049

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2022:

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Commercial construction
Risk rating:
Pass	$49,722	$38,837	$2,865	$1,011	$964	$—	$93,399
Special mention	—	—	24,178	—	—	—	24,178
Substandard	—	—	—	—	—	—	—
Total	$49,722	$38,837	$27,043	$1,011	$964	$—	$117,577

Commercial real estate owner occupied
Risk rating:
Pass	$22,371	$11,290	$23,014	$31,352	$46,398	$103,295	$237,720
Special mention	—	—	243	666	173	1,870	2,952
Substandard	—	—	—	—	77	3,924	4,001
Doubtful	—	—	—	—	—	141	141
Total	$22,371	$11,290	$23,257	$32,018	$46,648	$109,230	$244,814

Commercial real estate non-owner occupied
Risk rating:
Pass	$370,856	$228,414	$145,096	$88,111	$35,213	$238,395	$1,106,085
Special mention	—	21,390	—	127	911	16,612	39,040
Substandard	—	—	—	—	—	1,404	1,404
Doubtful	—	—	—	—	—	145	145
Total	$370,856	$249,804	$145,096	$88,238	$36,124	$256,556	$1,146,674

Tax exempt
Risk rating:
Pass	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$8,686	$1,020	$252	$772	$13,231	$18,918	$42,879

Commercial and industrial
Risk rating:
Pass	$83,151	$26,948	$62,835	$27,491	$9,511	$81,316	$291,252
Special mention	1,450	—	53	803	201	619	3,126
Substandard	—	113	111	65	299	2,106	2,694
Doubtful	—	—	—	—	—	40	40
Total	$84,601	$27,061	$62,999	$28,359	$10,011	$84,081	$297,112

(in thousands)	2022	2021	2020	2019	2018	Prior	Total
Residential real estate
Performing	$195,320	$177,480	$111,021	$69,170	$47,797	$349,795	$950,583
Nonperforming	—	45	—	49	641	3,650	4,385
Total	$195,320	$177,525	$111,021	$69,219	$48,438	$353,445	$954,968

Home equity
Performing	$17,107	$10,638	$8,139	$6,830	$6,997	$40,191	$89,902
Nonperforming	—	—	—	—	—	963	963
Total	$17,107	$10,638	$8,139	$6,830	$6,997	$41,154	$90,865

Consumer other
Performing	$4,321	$1,341	$863	$265	$64	$942	$7,796
Nonperforming	—	—	5	—	—	—	5
Total	$4,321	$1,341	$868	$265	$64	$942	$7,801

Total Loans	$752,984	$517,516	$378,675	$226,712	$162,477	$864,326	$2,902,690

Past Dues

The following is a summary of past due loans for the periods ended:

	December 31, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$154,048	$154,048
Commercial real estate owner occupied	—	—	—	—	310,015	310,015
Commercial real estate non-owner occupied	—	—	103	103	1,144,463	1,144,566
Tax exempt	—	—	—	—	43,688	43,688
Commercial and industrial	465	59	330	854	310,029	310,883
Residential real estate	1,520	627	1,999	4,146	936,188	940,334
Home equity	600	—	337	937	86,746	87,683
Consumer other	10	2	—	12	7,820	7,832
Total	$2,595	$688	$2,769	$6,052	$2,992,997	$2,999,049

	December 31, 2022
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$117,577	$117,577
Commercial real estate owner occupied	385	—	—	385	244,429	244,814
Commercial real estate non-owner occupied	45	145	139	329	1,146,345	1,146,674
Tax exempt	—	—	—	—	42,879	42,879
Commercial and industrial	169	—	9	178	296,934	297,112
Residential real estate	803	348	2,029	3,180	951,788	954,968
Home equity	216	160	246	622	90,243	90,865
Consumer other	41	8	—	49	7,752	7,801
Total	$1,659	$661	$2,423	$4,743	$2,897,947	$2,902,690

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	December 31, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	103	44	—
Commercial real estate non-owner occupied	340	224	—
Tax exempt	—	—	—
Commercial and industrial	363	6	—
Residential real estate	3,908	1,131	118
Home equity	809	1	22
Consumer other	5	—	—
Total	$5,528	$1,406	$140

	December 31, 2022
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	439	360	—
Commercial real estate non-owner occupied	550	411	—
Tax exempt	—	—	—
Commercial and industrial	207	145	—
Residential real estate	4,385	1,361	202
Home equity	963	57	14
Consumer other	5	—	—
Total	$6,549	$2,334	$216

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the year ended December 31, 2023 and 2022.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	December 31, 2023		December 31, 2022
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	104	—	439	—
Commercial real estate non-owner occupied	340	—	550	—
Tax exempt	—	—	—	—
Commercial and industrial	229	134	91	116
Residential real estate	3,908	—	4,385	—
Home equity	808	—	963	—
Consumer other	5	—	5	—
Total	$5,394	$134	$6,433	$116

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

These modifications typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. There were no qualifying modifications for the twelve months ended December 31, 2022.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Twelve Months Ended December 31, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	65	184	—	—	0.08
Residential real estate	—	—	—	99	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$65	$184	$99	$—	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

(in thousands)	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Twelve Months Ended December 31, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	3.00	13.45	—
Residential real estate	—	—	1.38
Home equity	—	—	—
Consumer other	—	—	—
Total	3.00	13.45	1.38%

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2023 and December 31, 2022 totaled $430 thousand and $253 thousand, respectively.

Loan Concentrations

Loan concentrations in specific industries may occasionally emerge as a result of economic conditions, changes in local demands, natural loan growth and runoff. At December 31, 2023, the largest industry concentration outside of commercial real estate was the hospitality industry which represents 11% or $334.8 million of the Company’s total loan portfolio, compared with 12% or $336.4 million at December 31, 2022.

Loans to Related Parties

In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2023 and December 31, 2022 are summarized below:

(in thousands)	2023	2022
Beginning balance	$4,763	$3,379
Changes in composition(1)	—	112
New loans	—	1,576
Less: repayments	(718)	(304)
Ending balance	$4,045	$4,763
(1)	Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking

Loans sold

For the years ended December 31, 2023 and 2022, we sold $38.8 million and $38.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $192 thousand and $161 thousand, respectively.

Loans Held for Sale

We had $2.2 million of loans held for sale as of December 31, 2023, there no loans held for sale as of December 31, 2022. Loans held for sale at December 31, 2023 had an unpaid principal balance of $2.1 million, respectively. The interest rate exposure on loans held for sale is mitigated through forward delivery commitments with certain approved secondary market investors. Forward sale commitments had a notional amount of $5.0 million at December 31, 2023, and we had no open forward sale commitments at December 31, 2022. Refer to Note 10 for further discussion of forward delivery commitments.

Servicing Assets

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2023 and 2022, the Bank was servicing loans for participants totaling $595.2 million and $616.0 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.6 million for the year ended 2023 and 2022, and are included as a component of other income within non-interest income.

Servicing rights activity during 2023 and 2022, included in other assets, was as follows:

	At or for the Twelve Months Ended
	December 31,
(in thousands)	2023	2022
Balance at beginning of year	$3,383	$3,673
Additions	338	421
Amortization	(560)	(711)
Balance at end of year	$3,161	$3,383

NOTE 4.           PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2023 and December 31, 2022 are summarized as follows:

			Estimated Useful
(in thousands, except years)	2023	2022	Life
Land	$3,882	$4,934	N/A
Buildings and improvements	60,168	56,239	5-39 years
Furniture and equipment	17,630	16,225	3-8 years
Premises and equipment, gross	81,680	77,398
Accumulated depreciation	(33,393)	(29,776)
Premises and equipment, net	$48,287	$47,622

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $4.2 million, and was $4.6 million for the year ended December 31, 2021.

Premises held for sale for the years ended December 31, 2023, 2022 and 2021 were $1.2 million, $252 thousand and $226 thousand, respectively, and are included in other assets. We measure premises held for sale at the lower of amortized cost or estimated fair value less 6% selling costs.  We did not sell any premises held for sale in 2023 or 2022. We sold $579 thousand of premises held for sale in 2021 for a net loss of $291 thousand. There were no impairment charges recognized in 2023 and 2022. There were $157 thousand of impairment charges recognized in 2021 due to the demolition of a building.

NOTE 5.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2023 and 2022 is as follows:

(in thousands)	2023	2022
Balance at beginning of year	$119,477	$119,477
Acquisition	—	—
Balance at end of year	$119,477	$119,477

In the fourth quarter of 2023, we completed annual goodwill impairment testing using balance sheet and market data as of September 30, 2023. The analysis was performed at the consolidated Bank level, which is considered the smallest reporting unit carrying goodwill. No goodwill impairment was recognized for the years ended December 31, 2023, 2022 and 2021.

The components of other intangible assets in 2023 and 2022 are as follows:

	2023
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(5,686)	$3,797
Customer list and other intangibles	2,118	(1,046)	1,072
Total	$11,601	$(6,732)	$4,869

	2022
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(4,948)	$4,535
Customer list and other intangibles	2,118	(852)	1,266
Total	$11,601	$(5,800)	$5,801

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles totaled $932 thousand in 2023, $932 thousand in 2022 and $940 thousand in 2021.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2023 is as follows:

Other Intangible
(in thousands)	Assets
2024	$932
2025	932
2026	932
2027	932
2028	959
and thereafter	182
Total	$4,869

NOTE 6.           DEPOSITS

A summary of time deposits at December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Time less than $100,000	$381,902	$157,263
Time $100,000 through $250,000	163,933	118,655
Time $250,000 or more	154,425	47,521
Total	$700,260	$323,439

At December 31, 2023 and December 31, 2022, the scheduled maturities by year for time deposits are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Within 1 year	$670,961	$262,338
Over 1 year to 2 years	17,000	37,937
Over 2 years to 3 years	6,932	12,936
Over 3 years to 4 years	3,434	5,410
Over 4 years to 5 years	1,795	4,319
Over 5 years	138	499
Total	$700,260	$323,439

Included in time deposits are brokered deposits of $219.6 million and $15.1 million at December 31, 2023 and December 31, 2022, respectively. Also included in time deposits are reciprocal deposits of $43.3 million and $27.4 million at December 31, 2023 and December 31, 2022, respectively.

NOTE 7.           BORROWED FUNDS

Borrowed funds at December 31, 2023 and December 31, 2022 are summarized, as follows:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$232,300	5.46%	$318,000	3.84%
Advances from the FRB BTFP	30,000	4.90	—	—
Other borrowings	8,465	0.13	13,369	0.13
Total short-term borrowings	270,765	2.88	331,369	2.20
Long-term borrowings
Advances from the FHLB	279	4.39	2,588	0.48
Subordinated borrowings	60,461	6.22	60,289	4.95
Total long-term borrowings	60,740	6.21	62,877	4.76
Total	$331,505	3.24%	$394,246	2.45%

Short-term debt includes FHLB advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2023 and 2022.

We also have capacity to borrow funds on a secured basis utilizing the Federal Reserve Discount Window and the Bank Term Funding Program (“BTFP”). As of December 31, 2023, our available secured line of credit at the FRB was $156.6 million versus $90.4 million in 2022. The BTFP enables depository institutions to pledge eligible investment securities to the Federal Reserve with borrowing capacity based upon the par value of the collateral.

During the fourth quarter of 2023, we entered into the Bank Term Funding Program for $30 million at a fixed rate of 4.85% for a period of one year. The BTFP allows us to manage borrowing costs while obtaining favorable prepayment terms, as we may prepay at any time without penalty. There were no borrowings with the FRB at December 31, 2022.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $50 million as of December 31, 2023 and December 31, 2022. There was no outstanding balance on the line of credit as of December 31, 2023 and December 31, 2022.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at December 31, 2023 include $279 thousand and $288 thousand in 2022 of amortizing advances. There were no callable advances in 2023 and 2022. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of December 31, 2023 is as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2024	$232,300	5.46%
2025	—	—
2026	—	—
2027	—	—
2028	—	—
Thereafter	279	4.39
Total FHLB advances	$232,579	5.46%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $158 thousand and $331 thousand net of amortization as of December 31, 2023 and 2022 respectively, which are netted against the subordinated debt.

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

Our repurchase agreements accounted for as secured borrowings, as of December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Customer Repurchase Agreements
US Government-sponsored enterprises	$8,465	$13,369
Total	$8,465	$13,369

NOTE 8.           EMPLOYEE BENEFIT PLANS

Pension Plans

We maintain a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2023, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

The following tables set forth information about the plan for the year ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,245	$8,601
Interest cost	318	236
Actuarial Gain/(loss)	119	(2,114)
Benefits paid	(317)	(326)
Settlements	—	(152)
Projected benefit obligation at end of year	6,365	6,245

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	9,044	12,422
Expected return on plan assets	622	(2,900)
Benefits paid	(317)	(326)
Settlements	—	(152)
Fair value of plan assets at end of year	9,349	9,044

Overfunded status	$(2,984)	$(2,799)

Amounts recognized in consolidated balance sheet:
Other assets	$2,984	$2,799

Net periodic pension cost/(benefit) is comprised of the following for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Interest cost	$318	$236
Expected return on plan assets	(355)	(612)
Unrecognized loss	53	—
Net periodic pension benefit	$16	$(376)

Amounts recognized in other comprehensive income for the years ended December 31, 2023 and 2022 included:

(in thousands)	2023	2022
Net actuarial loss (gain)	$(148)	$1,391
Recognized loss	(53)	—
Net period pension benefit (credit)	16	(376)
Total recognized in other comprehensive income	$(185)	$1,015

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Net actuarial (gain) loss	$(148)	$1,391
Recognized loss	(53)	—
Prior service cost	—	—
Amounts Recognized in accumulated other comprehensive (gain) loss (pre-tax)	$(201)	$1,391

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $1.2 million. We expect to make no cash contributions to the pension trust during the 2024 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2023 and 2022 were as follows:

	2023	2022
Projected benefit obligation
Discount rate	5.00%	5.23%
Net periodic pension cost
Discount rate	5.23%	2.80%
Long-term rate of return on plan assets	4.00	5.00

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

The fair value of the Plan’s assets by category and level within fair value hierarchy are as follows at December 31, 2023 and 2022:

	2023
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$680	$680	$—
Mid-cap	195	195	—
Small-cap	199	199	—
International	391	391	—
Fixed income funds:
Fixed-income - core plus	—	—	—
Intermediate duration	—	—	—
Long duration	6,698	6,698	—
Common stock	663	663	—
Common/collective trusts - large-cap	180	—	180
Cash equivalents - money market	343	343	—
Total	$9,349	$9,169	$180

	2022
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$660	$660	$—
Mid-cap	210	210	—
Small-cap	214	214	—
International	420	420	—
Fixed income funds:
Long duration	6,294	6,294	—
Common stock	724	724	—
Common/collective trusts - large-cap	206	—	206
Cash equivalents - money market	316	316	—
Total	$9,044	$8,838	$206

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2023 and 2022.

Estimated benefit payments under our pension plan over the next 10 years at December 31, 2023 are as follows:

(in thousands)	Payments
2024	$342
2025	337
2026	402
2027	404
2028	423
2029-2033	2,233
Total	$4,141

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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,093	$2,606
Service cost	—	—
Interest cost	97	54
Actuarial (gain) loss	(5)	(307)
Benefits paid	(260)	(260)
Projected benefit obligation at end of year	$1,925	$2,093

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	260	260
Benefits paid	(260)	(260)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$1,925	$2,093

Amounts recognized in consolidated balance sheet
Other liabilities	$1,925	$2,093

Net periodic benefit cost is comprised of the following for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Interest cost	$97	$54
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	7	37
Net periodic benefit cost	$104	$91

Amounts recognized in other comprehensive income for the years ended December 31, 2023 and 2022 included:

(in thousands)	2023	2022
Net actuarial loss (gain)	$100	$(382)
Amortization of unrecognized actuarial loss	(7)	(37)
Total recognized in other comprehensive loss (gain)	$93	$(419)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2023 and 2022 are as follows:

(in thousands)	2023	2022
Accumulated other comprehensive loss at beginning of the year (pre-tax)	180	599
Actuarial loss (gain)	100	(382)
Amortization of actuarial loss	(7)	(37)
Accumulated other comprehensive loss at end of year (pre-tax)	$273	$180

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $204 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $10 thousand.

The principal actuarial assumptions used at December 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Discount rate beginning of year	4.92%	2.12%
Discount rate end of year	4.72	4.92

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double- A Curve as of the measurement date.

We expect to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2024	$260
2025	231
2026	221
2027	221
2028	221
2029-2033	1,104
Total	$2,258

401(k) Plan

We maintain a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21½ . Under the plan, we make a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by Bar Harbor, at its discretion, for the benefit of participating employees. The total expense for this plan in 2023, 2022, and 2021 was $1.2 million.

Other Plans

As a result of the acquisition of a business combination in 2017, we assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $6.3 million at December 31, 2023 and $6.5 million at December 31, 2022. Expense recorded in 2023 was $255 thousand compared to Income recorded in 2022 was $1.2 million.  We recorded income in 2021 under these agreements of $312 thousand.

We also assumed split-dollar life insurance agreements from the 2017 business combination with an accrued liability of $709 thousand at December 31, 2023 and $679 thousand at December 31, 2022. We recorded expense for the split-dollar life insurance agreements of $30 thousand in 2023 and income of $197 thousand in 2022. We recorded expense of $22 thousand in 2021.

NOTE 9.           INCOME TAXES

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Current:
Federal tax expense	$10,704	$10,444	$7,796
State tax expense	2,247	1,551	1,106
Total current tax expense	12,951	11,995	8,902

Deferred tax (benefit) expense	(686)	(707)	427
Total income tax expense	$12,265	$11,288	$9,329

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%) to recorded income tax expense for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$11,995	21.00%	$11,517	21.00%	$10,210	21.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,539	2.69	1,477	2.69	1,280	2.63
Tax exempt interest	(1,042)	(1.82)	(1,003)	(1.83)	(1,240)	(2.55)
Federal tax credits	(471)	(0.82)	(241)	(0.44)	(582)	(1.20)
Officers' life insurance	(578)	(1.01)	(498)	(0.91)	(466)	(0.96)
Gain on disposal of low income housing tax credit investments	—	—	—	—	—	—
Stock-based compensation plans	17	0.03	(16)	(0.03)	(73)	(0.15)
Other	805	1.40	52	0.10	200	0.42
Effective tax rate	$12,265	21.47%	$11,288	20.58%	$9,329	19.19%

The net deferred tax asset was $23.0 million at December 31, 2023 and $24.4 million at December 31, 2022.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are summarized below:

	2023		2022
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for credit losses	$6,593	$—	$5,964	$—
Deferred compensation	3,678	—	3,812	—
Unrealized gain or loss on securities available for sale	14,702	—	16,586	—
Unrealized gain or loss on derivatives	312	—	539	—
Depreciation	—	1,101	—	1,723
Deferred loan origination fees, net	—	129	129	—
Non-accrual interest	632	—	600	—
Branch acquisition costs and goodwill	—	1,987	—	1,644
Core deposit intangible	—	689	—	806
Acquisition fair value adjustments	232	—	213	—
Prepaid expenses	—	297	—	271
Mortgage servicing rights	—	741	—	780
Equity compensation	1,016	—	736	—
Prepaid pension	—	669	—	616
Contract incentives	564	—	766	—
Right of use asset	—	1,611	—	1,863
Lease liability	1,716	—	1,961	—
Other	758	—	840	—
Total	$30,203	$7,224	$32,146	$7,703

We have determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.

GAAP requires the measurement of unrecorded tax benefits related to uncertain tax positions. An unrecorded tax benefit is the difference between the tax benefit of a position taken, or expected to be taken, on a tax return and the benefit recorded for accounting purposes. At December 31, 2023 and 2022, we had no unrecorded tax benefits and do not expect our position to significantly change within the next 12 months.

We are subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire and Massachusetts. We are no longer subject to examination by taxing authorities for years before 2020.

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

We offer derivative products in the form of interest rate swaps, to commercial loan customers to facilitate their risk management strategies. These instruments are executed through Master Netting Arrangements (“MNA”) with financial institution counterparties or Risk Participation Agreements (“RPA”) with commercial bank counterparties, for which we assume a pro rata share of the credit exposure associated with a borrower's performance related to the derivative contract with the counterparty.

Information about derivative assets and liabilities at December 31, 2023 and December 31, 2022, follows:

	December 31, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	1.0	$2,803	Other assets
Interest rate swap on variable rate loans	50,000	2.2	(3,459)	Other liabilities
Total cash flow hedges	125,000		(656)

Fair value hedges:
Interest rate swap on securities	37,190	5.6	3,844	Other assets
Total fair value hedges	37,190		3,844

Economic hedges:
Forward sale commitments	5,000	—	(20)	Other liabilities
Customer Loan Swaps-MNA Counterparty	184,826	5.0	(14,842)	Other liabilities
Customer Loan Swaps-RPA Counterparty	142,199	4.9	(286)	Other liabilities
Customer Loan Swaps-Customer	327,025	4.9	15,128	Other assets
Total economic hedges	659,050		(20)

Non-hedging derivatives:
Interest rate lock commitments	3,153	0.1	63	Other assets
Total non-hedging derivatives	3,153		63

Total	$824,393		$3,231

	December 31, 2022
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	2.0	$4,978	Other assets
Interest rate swap on variable rate loans	50,000	3.2	(4,941)	Other liabilities
Total cash flow hedges	125,000		37

Fair value hedges:
Interest rate swap on securities	37,190	6.6	4,774	Other assets
Total fair value hedges	37,190		4,774

Economic hedges:
Forward sale commitments	—	—	—	Other assets
Customer Loan Swaps-MNA Counterparty	191,987	5.8	(20,287)	Other liabilities
Customer Loan Swaps-RPA Counterparty	113,928	6.0	—	Other liabilities
Customer Loan Swaps-Customer	305,914	5.9	20,287	Other assets
Total economic hedges	611,829		—

Non-hedging derivatives:
Interest rate lock commitments	—	—	—	Other assets
Total non-hedging derivatives	—		—

Total	$774,019		$4,811

As of December 31, 2023, and 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
December 31, 2023
Interest rate swap on securities	Securities available for sale	$32,680	$(4,510)

December 31, 2022
Interest rate swap on securities	Securities available for sale	$30,045	$(7,145)

Information about derivative assets and liabilities for December 31, 2023 and December 31, 2022, follows:

	Year Ended December 31, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,687)	Interest expense	$—	Interest expense	$3,062
Interest rate swap on variable rate loans	1,157	Interest income	—	Interest income	(2,167)
Total cash flow hedges	(530)		—		895

Fair value hedges:
Interest rate swap on securities	1,314	Interest income	—	Interest income	1,359
Total fair value hedges	1,314		—		1,359

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(20)
Total economic hedges	—		—		(20)

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(20)
Total non-hedging derivatives	—		—		(20)

Total	$784		$—		$2,214

(1)	As of December 31, 2023, we do not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

	Year Ended December 31, 2022
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$3,922	Interest expense	$—	Interest expense	$475
Interest rate swap on variable rate loans	(3,218)	Interest income	—	Interest income	(601)
Total cash flow hedges	704		—		(126)

Fair value hedges:
Interest rate swap on securities	—	Interest income	—	Interest income	140
Total economic hedges	—		—		140

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(15)
Total economic hedges	—		—		(15)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(283)
Total non-hedging derivatives	—		—		(283)

Total	$704		$—		$(284)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$149,420	$24,762	$38,232	$18,275	$35,829

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	3,062	—
Interest rate swap on variable rate loans	(2,167)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,359	—	—	—

	Year Ended December 31, 2022
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$107,797	$18,729	$7,344	$5,501	$35,321

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	475	—
Interest rate swap on variable rate loans	(601)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	140	—	—	—

Cash flow hedges

Interest rate swaps on wholesale funding

As of December 31, 2023, we have two interest rate swaps on wholesale borrowings (the “Swaps”) to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date. The first of the two agreements was entered in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%. A second agreement was entered in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the daily SOFR rate plus 26 basis points. We designated the Swaps as cash flow hedges.

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

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. We utilize interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to SOFR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, we entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities. The fixed rates on the transactions have a weighted average of 1.696%.

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

The below table describes the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2023
Customer Loan Derivatives:
MNA counterparty	$(14,842)	$14,842	$—	$—
RPA counterparty	(286)	286	—	—
Total	$(15,128)	$15,128	$—	$—

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

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2023 and December 31, 2022:

(in thousands)	2023	2022
Commitments to originate new loans	$55,163	$51,371
Unused funds on commercial and other lines of credit	202,516	265,587
Unadvanced funds on home equity lines of credit	118,794	122,295
Unadvanced funds on construction and real estate loans	188,794	247,382
Commercial and standby letters of credit	4,217	4,370
Letters of credit securing municipal deposits	232,500	228,900
Total	$801,984	$919,905

Legal Claims

Various legal claims arise from time to time in the normal course of business. As of December 31, 2023, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to our financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of our business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, either individually or in the aggregate, would have a material adverse effect on our financial condition or operations. Additionally, future, probable losses cannot be estimated as of December 31, 2023.

NOTE 12.           SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The actual and required capital ratios at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$450,160	14.24%	$252,888	8.00%
Common equity tier 1 capital to risk-weighted assets	357,574	11.31	142,249	4.50
Tier 1 capital to risk-weighted assets	378,194	11.96	189,666	6.00
Tier 1 capital to average assets (leverage ratio)	378,194	9.70	156,022	4.00

Bank
Total capital to risk-weighted assets	$441,278	13.97%	$252,642	8.00%
Common equity tier 1 capital to risk-weighted assets	409,312	12.96	142,111	4.50
Tier 1 capital to risk-weighted assets	409,312	12.96	189,482	6.00
Tier 1 capital to average assets (leverage ratio)	409,312	10.50	155,908	4.00

	December 31, 2022
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$416,900	13.50%	$247,041	8.00%
Common equity tier 1 capital to risk-weighted assets	326,513	10.57	138,960	4.50
Tier 1 capital to risk-weighted assets	347,133	11.24	185,281	6.00
Tier 1 capital to average assets (leverage ratio)	347,133	9.21	150,772	4.00

Bank
Total capital to risk-weighted assets	$410,053	13.29%	$246,812	8.00%
Common equity tier 1 capital to risk-weighted assets	380,286	12.33	138,832	4.50
Tier 1 capital to risk-weighted assets	380,286	12.33	185,110	6.00
Tier 1 capital to average assets (leverage ratio)	380,286	10.10	150,655	4.00

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

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(62,351)	$(71,832)
Net unrealized loss on hedging derivatives	(1,322)	(2,333)
Net unrealized loss on post-retirement plans	(1,540)	(1,691)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	14,702	16,586
Net unrealized loss on hedging derivatives	312	539
Net unrealized loss on post-retirement plans	337	391
Accumulated other comprehensive loss	$(49,862)	$(58,340)

The following table presents the components of other comprehensive income in 2023, 2022 and 2021:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2023
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,515	$(1,892)	$7,623
Less: reclassification adjustment for gains realized in net income	34	(8)	26
Net unrealized gain on AFS securities	9,481	(1,884)	7,597

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	1,011	(227)	784
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on hedging derivatives	1,011	(227)	784

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	135	(38)	97
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on post-retirement plans	135	(38)	97
Other comprehensive income	$10,627	$(2,149)	$8,478

Year Ended December 31, 2022
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(74,359)	$17,169	$(57,190)
Less: reclassification adjustment for gains realized in net income	53	(12)	41
Net unrealized loss on AFS securities	(74,412)	17,181	(57,231)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(3,463)	799	(2,664)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	(3,463)	799	(2,664)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(973)	225	(748)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(973)	225	(748)
Other comprehensive loss	$(78,848)	$18,205	$(60,643)

	2021
(in thousands)	Before Tax	Tax Effect	Net of Tax
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(7,619)	$1,779	$(5,840)
Less: reclassification adjustment for gains realized in net income	2,870	(672)	2,198
Net unrealized loss on AFS securities	(10,489)	2,451	(8,038)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	3,562	(827)	2,735
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	3,562	(827)	2,735

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	1,132	(266)	866
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	1,132	(266)	866
Other comprehensive loss	$(5,795)	$1,358	$(4,437)

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2023, 2022 and 2021:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Year Ended December 31, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive gain before reclassifications	7,623	784	97	8,504
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive income	7,597	784	97	8,478
Balance at end of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)

Year Ended December 31, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive loss before reclassifications	(57,190)	(2,664)	(748)	(60,602)
Less: amounts reclassified from accumulated other comprehensive income	41	—	—	41
Total other comprehensive loss	(57,231)	(2,664)	(748)	(60,643)
Balance at end of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)

Year Ended December 31, 2021
Balance at beginning of period	$10,023	$(1,865)	$(1,418)	$6,740
Other comprehensive loss before reclassifications	(5,840)	2,735	866	(2,239)
Less: amounts reclassified from accumulated other comprehensive income	2,198	—	—	2,198
Total other comprehensive loss	(8,038)	2,735	866	(4,437)
Balance at end of period	$1,985	$870	$(552)	$2,303

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2023, 2022 and 2021:

				Affected Line Item where
(in thousands)	2023	2022	2021	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$34	$53	$2,870	Non-interest income
Tax effect	(8)	(12)	(672)	Tax expense
Total reclassifications for the period	$26	$41	$2,198

Earnings per Share

Earnings per share have been computed based on the following:

(in thousands, except per share and share data)	2023	2022	2021
Net income	$44,852	$43,557	$39,299

Average number of basic common shares outstanding	15,142,188	15,040,162	14,968,973
Plus: dilutive effect of stock options and awards outstanding	53,048	71,799	76,189
Average number of diluted common shares outstanding(1)	15,195,236	15,111,961	15,045,162

Earnings per share:
Basic	$2.96	$2.90	$2.63
Diluted	$2.95	$2.88	$2.61

(1)	Average diluted shares outstanding are computed using the treasury stock method.

NOTE 13.           STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to our employees and non-employee directors. Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2023, 2022 and 2021, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.  As of December 31, 2023, total shares authorized under the stock-based compensation 2019 plan for employees and directors were 500,000 shares, of which 217,435 shares were available for future grants.

Compensation expense recognized in connection with the stock-based compensation plans are presented in the following table for the years ended December 31, 2023, 2022, and 2021:

(in thousands)	2023	2022	2021
Stock options	$—	$—	$—
Restricted stock awards	868	578	357
Performance stock units	857	181	317
Restricted stock units	800	1,098	1,391
Total compensation expense	$2,525	$1,857	$2,065

Tax benefits recognized from stock-based compensation plans for the years ended December 31, 2023, 2022, and 2021 are, as follows:

(in thousands)	2023	2022	2021
Stock options(1)	$17	$22	$77
Restricted stock awards	201	136	84
Performance stock units	204	43	79
Restricted stock units	193	274	344
Total tax benefit	$615	$475	$584

(1) We do not receive a tax benefit on this plan until disqualifying dispositions are made.

Stock Options

A summary of stock options as of December 31, 2023 and 2022, and changes during the year then ended is presented below:

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2023	47,327	$21.47
Granted	—	—
Exercised	(8,166)	20.64
Forfeited	—	—
Expired	(3,323)	16.99
Outstanding at December 31, 2023	35,838	$22.08	$261

Ending vested and expected to vest December 31, 2023	35,838	$22.08	$261
Exercisable at December 31, 2023	35,838	22.08	261

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2022	57,964	$20.89
Granted	—	—
Exercised	(10,637)	18.29
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2022	47,327	$21.47	$500

Ending vested and expected to vest December 31, 2022	47,327	$21.47	$500
Exercisable at December 31, 2022	47,327	21.47	500

All outstanding options were fully vested with no unrecognized compensation cost as of December 31, 2021.  The intrinsic value of the options exercised for the years ended December 31, 2023, 2022, and 2021, was approximately $74 thousand, $94 thousand and $331 thousand, respectively.  The weighted average remaining contractual term of outstanding options is approximately 1.6 years.

Restricted Stock Awards

Restricted stock awards (“RSAs”) are granted to certain directors and executive officers and vest immediately. A summary of RSAs as of December 31, 2023 and 2022, and changes during the year then ended is presented below:

	Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2023	24,824	$28.49
Awarded	39,585	29.16
Vested	(23,235)	27.36
Forfeited	—	—
Outstanding at December 31, 2023	41,174	$29.78

	Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2022	—	$—
Awarded	39,267	29.21
Vested	(14,443)	30.46
Forfeited	—	—
Outstanding at December 31, 2022	24,824	$28.49

Unrecognized expense for non-vested RSAs totaled $370 thousand as of December 31, 2023, which is expected to be recognized over the weighted average remaining contractual maturity term of 3.0 years.

Performance Stock Units

We have a long-term incentive plan where performance unit awards (“PSUs”) are granted to certain executive officers providing the opportunity to earn shares of common stock of the Company based on our performance compared to peers.  Participants in the plan were collectively granted PSUs ranging from zero to 43,247 in 2023 and from zero to 43,800 in 2022. The PSUs granted will vest only if the performance measures are achieved over a three year performance period. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. On the grant dates in 2023 and 2022, PSUs had a weighted average fair value per share of $30.64 and $28.49, respectively.  Expense is recognized over the performance period and is adjusted for changes in probability of the Company achieving profitability metrics.

The following table summarizes PSUs at target as of December 31, 2023 and 2022:

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2023	78,435	$25.70
Awarded	28,831	30.64
Vested and exercised	(15,601)	25.29
Forfeited	(6,750)	25.30
Nonvested at December 31, 2023	84,915	$27.53

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2022	70,465	$23.88
Awarded	29,200	28.49
Vested and exercised	—	—
Forfeited	(21,230)	23.35
Nonvested at December 31, 2022	78,435	$25.70

Unrecognized expense for non-vested PSUs totaled $1.3 million as of December 31, 2023, which is expected to be recognized over the weighted average remaining contractual maturity term of 2.8 years.  PSUs do not carry an exercise price and therefore have no intrinsic value as of December 31, 2023.

Restricted Stock Units

During 2023 and 2022, restricted stock units (“RSUs”) were granted to certain executive officers and senior vice presidents.  Awards to executives vest annually over 3 years while awards to senior vice presidents cliff vest at the end of three years. The RSUs granted were valued at $29.36 for 2023 and between $28.49 and $29.34 for 2022 the fair value at the date of grant and are expensed over three years.

The following table summarizes RSUs activity in 2023 and 2022:

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2023	115,816	$25.25
Granted	36,354	26.12
Vested and exercised	(43,341)	21.77
Forfeited	(6,134)	25.84
Outstanding at December 31, 2023	102,695	$27.07

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2022	133,617	$23.48
Granted	36,468	28.51
Vested and exercised	(43,059)	22.88
Forfeited	(11,210)	23.46
Outstanding at December 31, 2022	115,816	$25.25

RSUs include cash-based restricted stock units (“CRSUs”), total CRSUs vested and exercised during 2023 and 2022 were 29,043 and 24,232 shares, respectively. Unrecognized expense for non-vested RSUs totaled $1.5 million as of December 31, 2023, which is expected to be recognized over the weighted average remaining contractual maturity term of 3.0 years.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company’s common stock. The purchase price is 92% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares; however, as of December 31, 2023, December 31, 2022 and December 31, 2021, there were 177,415, 179,079 and 167,502 shares available for issuance under the ESPP, respectively. Participants may not purchase more than 400 shares during any offering period and, in any event, no more than $25 thousand worth of common stock in any calendar year.  The ESPP has been determined to be non-compensatory in nature. As a result, we expect that expenses related to the ESPP will not be material. During the years ended December 31, 2023, 2022 and 2021, there were 22,585, 20,921 and 19,481 shares of common stock issued under the ESPP, respectively.

NOTE 14.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,992	$—	$1,992
Mortgage-backed securities:
US Government-sponsored enterprises	—	193,282	—	193,282
US Government agency	—	74,213	—	74,213
Private label	—	59,051	—	59,051
Obligations of states and political subdivisions thereof	—	110,168	—	110,168
Corporate bonds	—	95,868	—	95,868
Loans held for sale	—	2,189	—	2,189
Derivative assets	—	21,775	63	21,838
Derivative liabilities	—	(18,587)	(20)	(18,607)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$2,660	$—	$2,660
Mortgage-backed securities:
US Government-sponsored enterprises	—	215,027	—	215,027
US Government agency	—	79,606	—	79,606
Private label	—	60,154	—	60,154
Obligations of states and political subdivisions thereof	—	107,737	—	107,737
Corporate bonds	—	94,332	—	94,332
Loans held for sale	—	—	—	—
Derivative assets	—	30,039	—	30,039
Derivative liabilities	—	(25,228)	—	(25,228)

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

Forward Sale Commitments. We utilize forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans originated for sale. The fair values of mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the marketplace that are observable. However, closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are not considered observable factors. As such, mandatory delivery forward commitments are classified as Level 3 measurements.

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2023 and 2022.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Year Ended December 31, 2023
Balance at beginning of period	$—	$—
Realized gain recognized in non-interest income	63	—
Balance at end of period	$63	$—

Year Ended December 31, 2022
Balance at beginning of period	$283	$15
Realized loss recognized in non-interest income	(283)	(7)
Balance at end of period	$—	$8

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value
(in thousands,	December 31,	Valuation	Unobservable	Unobservable
except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$63	Pull-through Rate Analysis	Closing Ratio	95%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%
Total	$63

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2022	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$283	Pull-through Rate Analysis	Closing Ratio	85%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.8 to $103.2
Total	$298

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2023 and 2022.

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements.

				Fair Value
				Measurement Date as of
	Dec 31, 2023	Dec 31, 2022	December 31, 2023	December 31, 2023
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$3,500	$16,477	$(12,977)	December 2023
Capitalized servicing rights	6,764	6,845	(81)	December 2023
Premises held for sale	1,154	252	902	December 2023
Total	$11,418	$23,574	$(12,156)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2023 and December 31, 2022 is as follows:

(in thousands, except ratios)	Fair Value December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,437	Fair value of collateral-appraised value	Loss severity	10% to 43%
			Appraised value	$80 to $965

Individually evaluated loans	1,063	Discount cash flow	Discount rate	3.25% to 7.13%
			Cash flows	$2 to $520

Capitalized servicing rights	6,764	Discounted cash flow	Constant prepayment rate	7.20%
			Discount rate	10.06%

Premises held for sale	1,154	Fair value of asset less selling costs	Appraised value	$1,223
			Selling Costs	6%
Total	$11,418
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands, except ratios)	Fair Value December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$13,587	Fair value of collateral-appraised value	Loss severity	1% to 40%
			Appraised value	$80 to $3,859

Individually evaluated loans	2,890	Discount cash flow	Discount rate	3.63% to 6.38%
			Cash flows	$100 to $539

Capitalized servicing rights	6,845	Discounted cash flow	Constant prepayment rate	7.29%
			Discount rate	9.54%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$267
			Selling Costs	6%
Total	$23,574
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2023 and December 31, 2022.

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

	December 31, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,842	$94,842	$94,842	$—	$—
Securities available for sale	534,574	534,574	—	534,574	—
FHLB stock	14,834	14,834	—	14,834	—
Loans held for sale	2,189	2,189	—	2,189	—
Net loans	2,999,049	2,832,173	—	—	2,832,173
Accrued interest receivable	4,921	4,921	—	4,921	—
Cash surrender value of bank-owned life insurance policies	80,037	80,037	—	80,037	—
Derivative assets	21,838	21,838	—	21,775	63

Financial Liabilities
Non-maturity deposits	$2,482,012	$2,325,307	$—	$2,325,307	$—
Time deposits	658,482	651,855	—	651,855	—
Securities sold under agreements to repurchase	38,504	38,504	—	38,504	—
FHLB advances	232,579	232,375	—	232,375	—
Subordinated borrowings	60,422	67,635	—	67,635	—
Derivative liabilities	15,607	15,607	—	15,587	20

	December 31, 2022
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,295	$92,295	$92,295	$—	$—
Securities available for sale	559,516	559,516	—	559,516	—
FHLB stock	14,893	14,893	—	14,893	—
Loans held for sale	—	—	—	—	—
Net loans	2,902,690	2,774,863	—	—	2,774,863
Accrued interest receivable	4,257	4,257	—	4,257	—
Cash surrender value of bank-owned life insurance policies	81,197	81,197	—	81,197	—
Derivative assets	30,039	30,039	—	30,039	—

Financial Liabilities
Non-maturity deposits	$2,719,992	$2,309,555	$—	$2,309,555	$—
Time deposits	323,439	315,180	—	315,180	—
Securities sold under agreements to repurchase	13,369	13,369	—	13,369	—
FHLB advances	320,588	320,244	—	320,244	—
Subordinated borrowings	60,289	66,846	—	66,846	—
Derivative liabilities	25,228	25,228	—	25,228	—

NOTE 15.           REVENUE FROM CONTRACTS WITH CUSTOMERS

We have accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of our non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Year Ended December 31,
(in thousands)	2023	2022
Non-interest income within the scope of ASC 606:
Trust management fees	$12,766	$13,022
Financial services fees	1,517	1,551
Interchange fees	7,845	7,736
Customer deposit fees	6,280	5,935
Other customer service fees	1,043	1,120
Total non-interest income within the scope of ASC 606	29,451	29,364
Total non-interest income not within the scope of ASC 606	6,378	5,957
Total non-interest income	$35,829	$35,321

	Year Ended December 31,
(in thousands)	2023	2022
Timing of Revenue Recognition
Products and services transferred at a point in time	$15,751	$15,552
Products and services transferred over time	13,700	13,812
Total	$29,451	$29,364

Trust Management Fees

The trust management business generates revenue through a range of fiduciary services including trust and estate administration, financial advice, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. These fees are primarily earned over time as we charge our customers on a monthly or quarterly basis in accordance with investment advisory agreements.  Fees are generally assessed based on a tiered scale of the market value of AUM at month end.  Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

Financial Services Fees

Bar Harbor Financial Services is a branch office of Osaic, an independent registered broker dealer offering securities and insurance products not affiliated with the Company or its subsidiaries. We have a revenue sharing agreement with Osaic for any financial service fee income generated. Financial services fees are recognized at a point in time upon the completion of service requirements.

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

Contract Balances with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	December 31, 2023	December 31, 2022
Balances from contracts with customers only:
Other Assets	$1,178	$1,211
Other Liabilities	1,769	2,345

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

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	December 31, 2023	December 31, 2022
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$6,874	$8,078

Lease Liabilities
Operating lease liabilities	Other liabilities	7,322	8,501

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

The following table presents the weighted average lease term and discount rate of the leases:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.28	7.17

Weighted-average discount rate
Operating leases	3.10%	3.09%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Lease Costs
Operating lease cost	$1,343	$1,344	$1,295
Variable lease cost	485	402	229
Total lease cost	$1,828	$1,746	$1,524

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
December 31, 2024	$1,316
December 31, 2025	1,092
December 31, 2026	987
December 31, 2027	864
December 31, 2028	726
Thereafter	2,484
Total future minimum lease payments	7,469
Amounts representing interest	(147)
Present value of net future minimum lease payments	$7,322

NOTE 17.           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2023 and 2022, and the condensed statements of income and cash flows for the years ended December 31, 2023, 2022 and 2021 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
Assets
Cash	$7,850	$7,350
Investment in subsidiaries	484,574	447,937
Premises and equipment	785	765
Other assets	5,070	3,130
Total assets	$498,279	$459,182

Liabilities and Shareholders’ Equity
Subordinated notes	$60,461	$60,289
Accrued expenses	5,759	5,443
Shareholders’ equity	432,059	393,450
Total liabilities and shareholders’ equity	$498,279	$459,182

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income:
Dividends from subsidiaries	$23,156	$20,682	$15,557
Other income	1,142	976	740
Total income	24,298	21,658	16,297
Interest expense	3,691	2,981	2,632
Non-interest expense	5,834	5,183	5,455
Total expense	9,525	8,164	8,087
Income before taxes and equity in undistributed income of subsidiaries	14,773	13,493	8,210
Income tax benefit	(1,985)	(1,709)	(1,741)
Income before equity in undistributed income of subsidiaries	16,758	15,202	9,951
Equity in undistributed income of subsidiaries	28,094	28,355	29,348
Net income	$44,852	$43,557	$39,299

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$44,852	$43,557	$39,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(28,094)	(28,355)	(29,348)
Other, net	(1,537)	3,187	(5,582)
Net cash provided by operating activities	15,221	18,389	4,369

Cash flows from investing activities:
Acquisitions, net of cash paid	—	—	—
Purchase of securities	—	—	—
Capital contribution to subsidiary	—	—	—
Net cash (used in) investing activities	—	—	—

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	—	—
Repayment of subordinated debt	—	—	—
Net proceeds from common stock	1,845	1,723	1,534
Net proceeds from reissuance of treasury stock	—	—	—
Common stock cash dividends paid	(16,566)	(15,334)	(14,072)
Net cash used in financing activities	(14,721)	(13,611)	(12,538)

Net change in cash and cash equivalents	500	4,778	(8,169)
Cash and cash equivalents at beginning of year	7,350	2,572	10,741
Cash and cash equivalents at end of year	$7,850	$7,350	$2,572

NOTE 18.           SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2023 and through the date the financial statements are issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2023, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

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

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

Josephine Iannelli Employment Agreement

On March 8, 2024, the Company and the Bank, entered into a new employment agreement with Josephine Iannelli with respect to the terms of Ms. Iannelli’s continued service as our and the Bank’s Chief Financial Officer (the “Employment Agreement”). The Employment Agreement supersedes and replaces the current employment agreement with Ms. Iannelli, which was entered into on September 14, 2020. The terms of the Employment Agreement were approved by the compensation and human resources committee of our Board of Directors (the “Compensation Committee”), and the compensation terms were established in part based upon the advice of our independent compensation consultant.

The initial term of the Employment Agreement is three years. In the absence of notice of intent not to extend the Employment Agreement, then the Employment Agreement will automatically extend for additional one-year terms. The Employment Agreement includes certain restrictive covenants that survive Ms. Iannelli’s termination of employment for a period of one year with respect to competition with us and non-solicitation of our customers and employees.

Under the terms of the Employment Agreement, Ms. Iannelli is entitled to an annual base salary of $459,000, which will be reviewed annually by the Compensation Committee, and the Employment Agreement further provides that her base compensation will not be reduced downward during the term of the Employment Agreement. We have also agreed to pay Ms. Iannelli certain other consideration and benefits. Ms. Iannelli is also eligible to participate in our annual incentive and long-term incentive plans previously approved by our Board. Other benefits under the Employment Agreement include participation in our Company benefit plans provided to other similarly situated executives and reasonable paid vacation and sick leave benefits consistent with our vacation and sick leave policies.

Ms. Iannelli’s Employment Agreement also provides for certain benefits and payments to her in the event she is terminated without “cause”, if she resigns with “good reason” (as those terms are defined in the Employment Agreement), or if the Employment Agreement is not renewed following the initial term. In addition to accrued benefits, her payment upon termination of the Employment Agreement without cause, resignation with good reason or termination of employment due to non-renewal will include (i) a lump sum payment equal to three times her base compensation as of the effective date of termination of employment, and (ii) a payment equal to 36 months of our share of premium contributions for group health benefits (including medical, vision and dental benefits). If such termination without cause or with good reason occurs as a result, or in anticipation, of a change in control (as such term is defined in the Employment Agreement), then Ms. Iannelli will also be eligible to receive a payment equal to three times her target annual bonus for such year. In each case, severance payments are conditioned on Ms. Iannelli providing us with a release of claims and complying with applicable post-employment covenants. Severance payments under the Employment Agreement may be reduced to the extent necessary to avoid the adverse tax consequences of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

The foregoing description of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text thereof, which is included as Exhibit 10.4 to this Annual Report and is incorporated into this Item 9B by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Bar Harbor Bankshares and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2024 expressed an unqualified opinion.

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

Hartford, Connecticut

March 11, 2024

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

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

10.4†**	Employment Agreement, dated as of March 8, 2024, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli

10.5†	2020 through 2022 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 14, 2022)

10.6†	2021 through 2023 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 14, 2022)

10.7†	2022 through 2024 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 14, 2023)

10.8†	2023 through 2025 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 14, 2023)

10.9†**	2024 through 2026 Long Term Executive Incentive Program Guidelines

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

10.14†

Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Bar Harbor Bankshares 2019 Equity Plan (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 14, 2023)

10.15†

Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2019)

10.16	Somesville Bank Branch Lease dated October 27, 2005 (incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K filed on March 16, 2006)

Exhibit No.	Description

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 14, 2023)

23.1**	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1**	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.

32.2***	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.

97**	Bar Harbor Bankshares Incentive-Based Compensation Recovery Policy

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in inline XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2024	/s/ Curtis C. Simard

Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David B. Woodside	/s/ Curtis C. Simard
David B. Woodside, Chairman, Board of Directors	Curtis C. Simard, Director
President & Chief Executive Officer (Principal Executive Officer)

/s/ Daina H. Belair	/s/ Josephine Iannelli
Daina H. Belair, Director	Josephine Iannelli
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Matthew L. Caras	/s/ Debra B. Miller
Matthew Caras, Director	Debra B. Miller, Director

/s/ David M. Colter	/s/ Brian D. Shaw
David M. Colter, Director	Brian D. Shaw, Director

/s/ Martha Tod Dudman	/s/ Kenneth E. Smith
Martha Tod Dudman, Director	Kenneth E. Smith, Director

/s/ Lauri E. Fernald
Lauri E. Fernald, Director