Form 10-Q
period 2024-03-31
BAR HARBOR BANKSHARES
filed 2024-05-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

The registrant had 15,232,425 shares of common stock, par value $2.00 per share, outstanding as of May 6, 2024.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	deterioration in the financial performance and/or condition of borrowers of the Bank, including as a result of the negative impact of inflationary pressures on our customers and their businesses resulting in significant increases in credit losses and provisions for those losses;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	increased levels of other real estate owned, primarily as a result of foreclosures;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand or loan pricing;
●	adverse conditions in the national or local economies including in our markets throughout Northern New England;
●	changes in consumer spending, borrowing and saving habits;
●	the emergence and effects related to a future pandemic, epidemic or outbreak of an infectious disease, including actions taken by governmental officials to curb the spread of such an infectious disease, and the resulting impact on general economic and financial market conditions and on the Company’s and our customers' business, results of operations, asset quality and financial condition;
●	the effects of civil unrest, international hostilities or other geopolitical events, including the war in Ukraine and recent hostilities in the Middle East;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	the ability to grow and retain low-cost core deposits and retain large, uninsured deposits;
●	our ability to effectively manage problem credits;
●	our ability to successfully implement efficiency initiatives on time and with the results projected;
●	our ability to successfully develop and market new products and implement technology effectively;
●	the impact of negative developments in the financial industry and United States and global capital and credit markets;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	our ability to adapt to technological changes;
●	risks associated with litigation, including reputational and financial risks and the applicability of insurance coverage;
●	the vulnerability of the Bank’s computer and information technology systems and networks, and the systems and networks of third parties with whom the Company or the Bank contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches and interruptions;

●	changes in the reliability of our vendors, internal control systems or information systems;
●	ongoing competition in the labor markets and increased employee turnover;
●	the potential impact of climate change;
●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
●	changes in state and federal laws, rules, regulations, or policies applicable to banks or bank or financial holding companies, including regulatory or legislative developments;
●	the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	adverse impacts (including costs, fines, reputational harm, financial risks and the applicability of insurance coverage or other negative effects) from current or future litigation, regulatory examinations, or other legal and/or regulatory actions; and
●	general competitive, economic, political, and market conditions, including economic conditions in the local markets where we operate.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$30,770	$42,221
Interest-earning deposits with other banks	45,449	52,621
Total cash and cash equivalents	76,219	94,842

Securities:
Securities available for sale	527,603	534,574
Federal Home Loan Bank stock	9,960	12,788
Total securities	537,563	547,362

Loans held for sale	3,137	2,189

Total loans	3,011,672	2,999,049
Less: Allowance for credit losses	(28,355)	(28,142)
Net loans	2,983,317	2,970,907

Premises and equipment, net	47,849	48,287
Other real estate owned	—	—
Goodwill	119,477	119,477
Other intangible assets	4,637	4,869
Cash surrender value of bank-owned life insurance	80,642	80,037
Deferred tax assets, net	23,849	22,979
Other assets	82,285	79,936
Total assets	$3,958,975	$3,970,885

Liabilities
Deposits:
Demand	$544,495	$569,714
Interest-bearing demand deposits	888,591	946,978
Savings	551,493	553,963
Money market	365,289	370,242
Time	777,208	700,260
Total deposits	3,127,076	3,141,157

Borrowings:
Senior	269,437	271,044
Subordinated	60,501	60,461
Total borrowings	329,938	331,505

Other liabilities	66,247	66,164
Total liabilities	3,523,261	3,538,826

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,211,877 shares and 15,172,131 shares at March 31, 2024 and December 31, 2023, respectively	32,857	32,857
Additional paid-in capital	193,246	193,114
Retained earnings	277,991	272,101
Accumulated other comprehensive loss	(52,568)	(49,862)
Less: 1,216,511 and 1,256,257 shares of treasury stock, at cost, at March 31, 2024 and December 31, 2023, respectively	(15,812)	(16,151)
Total shareholders’ equity	435,714	432,059
Total liabilities and shareholders’ equity	$3,958,975	$3,970,885

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except earnings per share data)	2024	2023
Interest and dividend income
Loans	$39,470	$34,560
Securities and other	6,353	5,791
Total interest and dividend income	45,823	40,351
Interest expense
Deposits	14,532	5,265
Borrowings	3,236	4,180
Total interest expense	17,768	9,445
Net interest income	28,055	30,906
Provision for credit losses	289	798
Net interest income after provision for credit losses	27,766	30,108

Non-interest income
Trust and investment management fee income	3,670	3,555
Customer service fees	3,710	3,677
Gain on sales of securities, net	—	34
Mortgage banking income	257	279
Bank-owned life insurance income	561	1,148
Customer derivative income	—	132
Other income	388	359
Total non-interest income	8,586	9,184

Non-interest expense
Salaries and employee benefits	13,248	12,771
Occupancy and equipment	4,473	4,414
Gain on sales of premises and equipment, net	(15)	(13)
Outside services	338	356
Professional services	400	426
Communication	189	162
Marketing	567	409
Amortization of intangible assets	233	233
Acquisition, conversion and other expenses	20	20
Provision for unfunded commitments	(185)	(175)
Other expenses	4,420	4,101
Total non-interest expense	23,688	22,704

Income before income taxes	12,664	16,588
Income tax expense	2,569	3,576
Net income	$10,095	$13,012

Earnings per share:
Basic	$0.66	$0.86
Diluted	$0.66	$0.86

Weighted average common shares outstanding:
Basic	15,198	15,110
Diluted	15,270	15,190

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net income	$10,095	$13,012
Other comprehensive income (loss), before tax:
Changes in unrealized (loss) gain on securities available for sale	(2,597)	6,006
Changes in unrealized (loss) gain on hedging derivatives	(937)	767
Changes in unrealized gain (loss) on pension	22	—

Income taxes related to other comprehensive income (loss):
Changes in unrealized loss (gain) on securities available for sale	613	(1,406)
Changes in unrealized loss (gain) on hedging derivatives	221	(178)
Changes in unrealized (gain) loss on pension	(28)	—
Total other comprehensive (loss) income	(2,706)	5,189
Total comprehensive income	$7,389	$18,201

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	13,012	—	—	13,012
Other comprehensive income	—	—	—	5,189	—	5,189
Cash dividends declared ($0.26 per share)	—	—	(3,943)	—	—	(3,943)
Net issuance (41,763 shares) to employee stock plans, including related tax effects	—	40	—	—	363	403
Recognition of stock based compensation	—	299	—	—	—	299
Balance at March 31, 2023	$32,857	$192,261	$252,884	$(53,151)	$(16,441)	$408,410

Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059

Net income	—	—	10,095	—	—	10,095
Other comprehensive loss	—	—	—	(2,706)	—	(2,706)
Cash dividends declared ($0.28 per share)	—	—	(4,205)	—	—	(4,205)
Net issuance (39,746 shares) to employee stock plans, including related tax effects	—	(355)	—	—	339	(16)
Recognition of stock based compensation	—	487	—	—	—	487
Balance at March 31, 2024	$32,857	$193,246	$277,991	$(52,568)	$(15,812)	$435,714

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$10,095	$13,012
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	948	463
Provision for credit losses	289	798
Net amortization of securities	485	540
Change in unamortized net loan costs and premiums	(265)	49
Premises and equipment depreciation	1,036	1,048
Stock-based compensation expense	487	299
Amortization of other intangibles	233	233
Income from cash surrender value of bank-owned life insurance policies	(561)	(1,148)
Gain on sales of securities, net	—	(34)
Amortization of right-of-use lease assets	126	298
Decrease in lease liabilities	(126)	(290)
Gain on premises and equipment, net	(15)	(13)
Net change in other assets and liabilities	(4,217)	2,098
Net cash provided by operating activities	8,515	17,353

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	7,738	2,534
Purchases of securities available for sale	(4,762)	(1,000)
Net change in loans	(12,434)	(41,582)
Purchase of Federal Home Loan Bank stock	(3,244)	(5,030)
Proceeds from sale of Federal Home Loan Bank stock	6,072	4,205
Purchase of premises and equipment, net	(671)	(1,153)
Proceeds from sale of premises and equipment	74	—
Proceeds from death benefit of bank-owned life insurance policy	—	3,909
Net cash used in investing activities	(7,227)	(38,117)

Cash flows from financing activities:
Net change in deposits	(14,081)	10,383
Net change in short-term borrowings	(1,604)	4,290
Repayments of long-term borrowings	(5)	(3)
Net change in subordinated debt issuance costs	—	41
Net issuance to employee stock plans	(16)	403
Cash dividends paid on common stock	(4,205)	(3,943)
Net cash provided by financing activities	(19,911)	11,171

Net change in cash and cash equivalents	(18,623)	(9,593)
Cash and cash equivalents at beginning of year	94,842	92,295
Cash and cash equivalents at end of period	$76,219	$82,702

Supplemental cash flow information:
Interest paid	$15,941	$9,417
Income taxes paid, net	4,303	5,219

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

The results for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures in the Form 10-K previously filed with the Securities and Exchange Commission (the “SEC”).  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

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

In the fourth quarter 2023, management completed its annual goodwill impairment testing using balance sheet and market data as of September 30, 2023. The analysis was performed at the consolidated Bank-level of the Company, which is considered the smallest reporting unit carrying goodwill. Based on an analysis performed, the Company's estimated fair value to a market participant as of September 30, 2023, exceeded its carrying amount resulting in no impairment charge for the period. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections and therefore, believes that there has been no further decline in the Company's fair value as of September 30, 2023. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

		Annual periods beginning after December 15, 2024	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,718	$—	$(31)	$1,687
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	218,631	4	(32,811)	185,824
US Government agency	87,527	79	(11,424)	76,182
Private label	60,520	18	(1,506)	59,032
Obligations of states and political subdivisions thereof	118,605	5,425	(15,924)	108,106
Corporate bonds	105,550	1	(8,779)	96,772
Total securities available for sale	$592,551	$5,527	$(70,475)	$527,603

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$2,021	$—	$(29)	$1,992
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	223,602	12	(30,332)	193,282
US Government agency	85,005	145	(10,937)	74,213
Private label	60,888	18	(1,855)	59,051
Obligations of states and political subdivisions thereof	119,857	4,515	(14,204)	110,168
Corporate bonds	105,552	19	(9,703)	95,868
Total securities available for sale	$596,925	$4,709	$(67,060)	$534,574

Credit Quality Information

We monitor the credit quality of available for sale debt securities through credit ratings from various rating agencies and substantial price changes. In an effort to make informed decisions, we utilize credit ratings that express opinions about the credit quality of a security.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, significant pricing changes, or drops below investment-grade, or significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

As of March 31, 2024 and December 31, 2023, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at March 31, 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$4,024	$4,024
Over 1 year to 5 years	52,916	49,626
Over 5 years to 10 years	42,276	43,158
Over 10 years	126,657	109,757
Total bonds and obligations	225,873	206,565
Mortgage-backed securities and collateralized mortgage obligations	366,678	321,038
Total securities available for sale	$592,551	$527,603

The following table presents the realized gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Gross gains on sales of available for sale securities	$—	$34
Gross losses on sales of available for sale securities	—	—
Net gains on sale of available for sale securities	$—	$34

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$865	$30	$823	$31	$1,688
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	50	3,071	32,761	182,199	32,811	185,270
US Government agency	62	6,901	11,362	66,391	11,424	73,292
Private label	1	23	1,505	57,494	1,506	57,517
Obligations of states and political subdivisions thereof	26	4,922	15,898	100,867	15,924	105,789
Corporate bonds	70	6,952	8,709	88,789	8,779	95,741
Total securities available for sale	$210	$22,734	$70,265	$496,563	$70,475	$519,297

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$1,084	$28	$907	$29	$1,991
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	10	3,439	30,322	188,611	30,332	192,050
US Government agency	2	120	10,935	68,891	10,937	69,011
Private label	—	26	1,855	59,007	1,855	59,033
Obligations of states and political subdivisions thereof	26	3,099	14,178	101,036	14,204	104,135
Corporate bonds	156	4,913	9,547	84,950	9,703	89,863
Total securities available for sale	$195	$12,681	$66,865	$503,402	$67,060	$516,083

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of March 31, 2024, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at March 31, 2024:

Obligations of US Government-sponsored enterprises

8 out of the total 8 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.77% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

466 out of the total 493 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 15.05% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

139 out of the total 154 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 13.49% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

25 of the total 28 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.55% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

61 of the total 69 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 13.69% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

33 out of the total 35 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 8.40% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	March 31,	December 31,
(in thousands)	2024	2023
Commercial construction	$158,270	$154,048
Commercial real estate owner occupied	323,581	310,015
Commercial real estate non-owner occupied	1,155,297	1,144,566
Tax exempt	39,261	43,688
Commercial and industrial	306,844	310,883
Residential real estate	933,911	940,334
Home equity	86,879	87,683
Consumer other	7,629	7,832
Total loans	3,011,672	2,999,049
Allowance for credit losses	28,355	28,142
Net loans	$2,983,317	$2,970,907

Total unamortized net costs and premiums included in loan totals were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Net unamortized loan origination costs	$2,774	$3,039
Net unamortized fair value discount on acquired loans	(2,781)	(2,891)
Total	$(7)	$148

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of

March 31, 2024 and December 31, 2023, accrued interest receivable for loans totaled $13.2 million and $11.9 million, respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

Commercial and industrial loans - Loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment in this segment.  Generally, loans are secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.  Some loans in this category may be unsecured or guaranteed by government agencies such as the US Small Business Administration.  Loans are primarily paid by the operating cash flow of the borrower.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended March 31, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$4,261	$—	$—	$(564)	$3,697
Commercial real estate owner occupied	2,863	(3)	—	221	3,081
Commercial real estate non-owner occupied	9,443	—	—	(288)	9,155
Tax exempt	119	—	—	(6)	113
Commercial and industrial	3,259	(65)	1	639	3,834
Residential real estate	7,352	—	5	294	7,651
Home equity	767	—	3	(18)	752
Consumer other	78	(45)	28	11	72
Total	$28,142	$(113)	$37	$289	$28,355

	At or for the Three Months Ended March 31, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$455	$3,034
Commercial real estate owner occupied	2,189	—	—	159	2,348
Commercial real estate non-owner occupied	9,341	—	—	3	9,344
Tax exempt	93	—	—	—	93
Commercial and industrial	3,493	(1)	6	117	3,615
Residential real estate	7,274	(4)	8	27	7,305
Home equity	811	—	2	(21)	792
Consumer other	80	(63)	1	58	76
Total	$25,860	$(68)	$17	$798	$26,607

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the ACL on unfunded commitments for the periods ended was as follows:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning Balance	$3,825	$3,910
Provision for credit losses	(186)	(175)
Ending Balance	$3,639	$3,639

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of March 31, 2024:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$1,219	$23,199	$107,106	$20,918	$4,415	$1,413	$158,270
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,219	$23,199	$107,106	$20,918	$4,415	$1,413	$158,270
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$1,328	$52,491	$67,078	$60,467	$19,975	$115,429	$316,768
Special mention	—	152	—	—	1,565	3,382	5,099
Substandard	—	—	—	—	—	1,604	1,604
Doubtful	—	—	—	—	—	110	110
Total	$1,328	$52,643	$67,078	$60,467	$21,540	$120,525	$323,581
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$10,379	$41,205	$342,797	$198,618	$135,808	$321,447	$1,050,254
Special mention	—	7,782	9,363	21,525	27,946	20,597	87,213
Substandard	—	—	—	—	—	17,830	17,830
Doubtful	—	—	—	—	—	—	—
Total	$10,379	$48,987	$352,160	$220,143	$163,754	$359,874	$1,155,297
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$501	$2,832	$8,468	$724	$208	$26,528	$39,261
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$501	$2,832	$8,468	$724	$208	$26,528	$39,261
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$25,552	$79,412	$62,520	$18,175	$33,714	$79,651	$299,024
Special mention	—	306	1,419	124	704	3,442	5,995
Substandard	—	155	201	123	124	1,001	1,604
Doubtful	—	—	—	—	—	221	221
Total	$25,552	$79,873	$64,140	$18,422	$34,542	$84,315	$306,844
Current period gross write-offs	—	—	—	62	3	—	65

Residential real estate
Performing	$7,076	$76,695	$186,939	$162,848	$94,344	$401,684	$929,586
Nonperforming	—	—	403	662	—	3,260	4,325
Total	$7,076	$76,695	$187,342	$163,510	$94,344	$404,944	$933,911
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$2,620	$15,816	$15,200	$7,107	$6,138	$39,038	$85,919
Nonperforming	—	—	—	57	—	903	960
Total	$2,620	$15,816	$15,200	$7,164	$6,138	$39,941	$86,879
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$1,913	$2,618	$1,476	$572	$212	$827	$7,618
Nonperforming	—	—	—	6	5	—	11
Total	$1,913	$2,618	$1,476	$578	$217	$827	$7,629
Current period gross write-offs	—	4	1	—	—	40	45

Total Loans	$50,588	$302,663	$802,970	$491,926	$325,158	$1,038,367	$3,011,672

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$57,603	$61,015	$43,228	$20,209	$20,462	$91,187	$293,704
Special mention	160	387	7,488	1,596	—	3,066	12,697
Substandard	—	—	—	—	—	3,497	3,497
Doubtful	—	—	—	—	—	117	117
Total	$57,763	$61,402	$50,716	$21,805	$20,462	$97,867	$310,015
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$41,270	$353,613	$199,311	$127,231	$78,759	$238,973	$1,039,157
Special mention	7,809	—	14,134	37,249	15,246	17,108	91,546
Substandard	—	—	—	—	—	13,863	13,863
Doubtful	—	—	—	—	—	—	—
Total	$49,079	$353,613	$213,445	$164,480	$94,005	$269,944	$1,144,566
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$80,942	$69,402	$22,205	$38,824	$14,739	$77,273	$303,385
Special mention	364	1,446	—	776	28	3,588	6,202
Substandard	58	94	186	109	95	532	1,074
Doubtful	—	—	—	—	87	135	222
Total	$81,364	$70,942	$22,391	$39,709	$14,949	$81,528	$310,883
Current period gross write-offs	—	—	—	—	5	659	664

Performing	$72,395	$194,109	$165,434	$96,016	$62,648	$345,823	$936,425
Nonperforming	—	—	41	—	234	3,634	3,909
Total	$72,395	$194,109	$165,475	$96,016	$62,882	$349,457	$940,334
Current period gross write-offs	—	—	—	—	—	8	8

Home equity
Performing	$15,582	$15,334	$7,873	$6,633	$4,800	$36,652	$86,874
Nonperforming	—	—	—	—	—	809	809
Total	$15,582	$15,334	$7,873	$6,633	$4,800	$37,461	$87,683
Current period gross write-offs	—	—	—	—	—	12	12

Consumer other
Performing	$4,128	$1,787	$696	$301	$51	$864	$7,827
Nonperforming	—	—	4	1	—	—	5
Total	$4,128	$1,787	$700	$302	$51	$864	$7,832
Current period gross write-offs	—	52	18	5	—	214	289

Total Loans	$300,691	$804,770	$497,365	$333,145	$197,739	$865,339	$2,999,049

Past Dues

The following is a summary of past due loans for the periods ended:

	March 31, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$158,270	$158,270
Commercial real estate owner occupied	262	359	—	621	322,960	323,581
Commercial real estate non-owner occupied	217	—	94	311	1,154,986	1,155,297
Tax exempt	—	—	—	—	39,261	39,261
Commercial and industrial	527	183	1,010	1,720	305,124	306,844
Residential real estate	1,138	1,112	787	3,037	930,874	933,911
Home equity	187	150	348	685	86,194	86,879
Consumer other	66	8	7	81	7,548	7,629
Total	$2,397	$1,812	$2,246	$6,455	$3,005,217	$3,011,672

	December 31, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$154,048	$154,048
Commercial real estate owner occupied	—	—	—	—	310,015	310,015
Commercial real estate non-owner occupied	—	—	103	103	1,144,463	1,144,566
Tax exempt	—	—	—	—	43,688	43,688
Commercial and industrial	465	59	330	854	310,029	310,883
Residential real estate	1,520	627	1,999	4,146	936,188	940,334
Home equity	600	—	337	937	86,746	87,683
Consumer other	10	2	—	12	7,820	7,832
Total	$2,595	$688	$2,769	$6,052	$2,992,997	$2,999,049

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	March 31, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	95	—	—
Commercial real estate non-owner occupied	327	201	—
Tax exempt	—	—	—
Commercial and industrial	1,152	516	—
Residential real estate	4,325	726	—
Home equity	960	1	—
Consumer other	11	1	—
Total	$6,870	$1,445	$—

	December 31, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	103	44	—
Commercial real estate non-owner occupied	340	224	—
Tax exempt	—	—	—
Commercial and industrial	363	6	—
Residential real estate	3,908	1,131	118
Home equity	809	1	22
Consumer other	5	—	—
Total	$5,528	$1,406	$140

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	March 31, 2024		December 31, 2023
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	95	—	104	—
Commercial real estate non-owner occupied	327	—	340	—
Tax exempt	—	—	—	—
Commercial and industrial	1,019	133	229	134
Residential real estate	4,325	—	3,908	—
Home equity	960	—	808	—
Consumer other	11	—	5	—
Total	$6,737	$133	$5,394	$134

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2024, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended March 31, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	33	—	—	0.00
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$33	$—	$—	0.00%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

(in thousands)	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	—	—	—
Residential real estate	—	64	—
Home equity	—	—	—
Consumer other	—	—	—
Total	—	64	—%

There were no qualifying modifications for the three months ended March 31, 2023.

Foreclosure

There were no residential mortgage loans collateralized by real estate that are in the process of foreclosure as of March 31, 2024. Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2023 totaled $430 thousand.

Mortgage Banking

Loans held for sale at March 31, 2024 had an unpaid principal balance of $3.1 million and $2.2 million as of December 31, 2023.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $6.0 million at March 31, 2024, and $5.0 million at December 31, 2023.

For the three months ended March 31, 2024 and 2023, we sold $8.4 million and $691 thousand, respectively, of residential mortgage loans on the secondary market, which resulted in a net loss on sale of loans (net of costs, including direct and indirect origination costs) of $31 thousand and a gain $8 thousand, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at March 31, 2024 and December 31, 2023 are summarized, as follows:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$196,000	5.44%	$232,300	5.46%
Advances from the FRB BTFP	65,000	4.79	30,000	4.90
Other borrowings	8,161	0.14	8,465	0.13
Total short-term borrowings	269,161	3.00	270,765	2.88
Long-term borrowings
Advances from the FHLB	276	4.42	279	4.39
Subordinated borrowings	60,501	6.24	60,461	6.22
Total long-term borrowings	60,777	6.23	60,740	6.21
Total	$329,938	3.34%	$331,505	3.24%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2024 and December 31, 2023. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Bank Term Funding Program (the “BTFP”), the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At March 31, 2024, our available secured line of credit at the FRB was $155.9 million versus $156.6 million at December 31, 2023. We have pledged certain loans and securities to the FRB to support this arrangement. The BTFP enables depository institutions to pledge eligible investment securities to the Federal Reserve with borrowing capacity based upon the par value of the collateral.

As of March 31, 2024, we maintained a BTFP balance of $65 million at a fixed rate of 4.76% with a maturity date of January 16, 2025. During the first quarter 2024, we prepaid our existing advance of $30 million at a rate of 4.85%, and entered into a new advance for $65 million at a rate of 4.76%. The BTFP was an additional source of liquidity with favorable prepayment terms, as we may prepay at any time without penalty. As announced by the Federal Reserve Board on January 24, 2024, the BTFP has ceased making new loans effective March 11, 2024.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $50.0 million as of March 31, 2024 and December 31, 2023. There was no outstanding balance on the line of credit as of March 31, 2024 and December 31, 2023.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at March 31, 2024 include no callable advances and amortizing advances of $276 thousand. There were no callable advances outstanding and $279 thousand of amortizing advances at December 31, 2023. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of March 31, 2024 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2024	$196,000	5.44%
Thereafter	276	4.42
Total FHLB advances	$196,276	5.44%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 19, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $119 thousand as of March 31, 2024 and $158 thousand net of amortization as of December 31, 2023, which are netted against the subordinated debt.

We also have $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”), which are both Connecticut statutory trusts. The Debentures issued on March 30, 2004 carry a variable interest rate of three-month SOFR plus 2.79%, and mature in 2034. The debt is callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which we are not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into our financial statements.

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

(in thousands)	March 31, 2024	December 31, 2023
Customer Repurchase Agreements
US Government-sponsored enterprises	$8,161	$8,465
Total	$8,161	$8,465

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2024	December 31, 2023
Time less than $100,000	$445,450	$381,902
Time $100,000 through $250,000	173,118	163,933
Time $250,000 or more	158,640	154,425
Total	$777,208	$700,260

At March 31, 2024 and December 31, 2023, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2024	December 31, 2023
Within 1 year	$750,747	$670,961
Over 1 year to 2 years	15,827	17,000
Over 2 years to 3 years	5,830	6,932
Over 3 years to 4 years	3,377	3,434
Over 4 years to 5 years	1,299	1,795
Over 5 years	128	138
Total	$777,208	$700,260

Included in time deposits are brokered deposits of $275.0 million and $219.6 million at March 31, 2024 and December 31, 2023, respectively.  Also included in time deposits are reciprocal deposits of $49.3 million and $43.3 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	March 31, 2024
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$456,781	14.36%	$254,393	8.00%
Common equity tier 1 capital to risk-weighted assets	364,168	11.45	143,097	4.50
Tier 1 capital to risk-weighted assets	384,788	12.10	190,795	6.00
Tier 1 capital to average assets (leverage ratio)	384,788	9.92	155,105	4.00

Bank
Total capital to risk-weighted assets	$447,860	14.10%	$254,134	8.00%
Common equity tier 1 capital to risk-weighted assets	415,867	13.09	142,950	4.50
Tier 1 capital to risk-weighted assets	415,867	13.09	190,600	6.00
Tier 1 capital to average assets (leverage ratio)	415,867	10.73	154,978	4.00

	December 31, 2023
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$450,160	14.24%	$252,888	8.00%
Common equity tier 1 capital to risk-weighted assets	357,574	11.31	142,249	4.50
Tier 1 capital to risk-weighted assets	378,194	11.96	189,666	6.00
Tier 1 capital to average assets (leverage ratio)	378,194	9.70	156,022	4.00

Bank
Total capital to risk-weighted assets	$441,278	13.97%	$252,642	8.00%
Common equity tier 1 capital to risk-weighted assets	409,312	12.96	142,111	4.50
Tier 1 capital to risk-weighted assets	409,312	12.96	189,482	6.00
Tier 1 capital to average assets (leverage ratio)	409,312	10.50	155,908	4.00

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

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive loss is, as follows:

(in thousands)	March 31, 2024	December 31, 2023
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(64,948)	$(62,351)
Net unrealized loss on hedging derivatives	(2,259)	(1,322)
Net unrealized loss on post-retirement plans	(1,518)	(1,540)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	15,315	14,702
Net unrealized loss on hedging derivatives	533	312
Net unrealized loss on post-retirement plans	309	337
Accumulated other comprehensive loss	$(52,568)	$(49,862)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2024
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(2,597)	$613	$(1,984)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(2,597)	613	(1,984)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(937)	221	(716)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(937)	221	(716)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	22	(28)	(6)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	22	(28)	(6)

Other comprehensive loss	$(3,512)	$806	$(2,706)

Three Months Ended March 31, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$6,040	$(1,414)	$4,626
Less: reclassification adjustment for gains (losses) realized in net income	34	(8)	26
Net unrealized loss on AFS securities	6,006	(1,406)	4,600

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	767	(178)	589
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	767	(178)	589

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$6,773	$(1,584)	$5,189

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three months ended March 31, 2024 and 2023:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended March 31, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive gain before reclassifications	(1,984)	(716)	(6)	(2,706)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	(1,984)	(716)	(6)	(2,706)
Balance at end of period	$(49,633)	$(1,726)	$(1,209)	$(52,568)

Three Months Ended March 31, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive loss before reclassifications	4,626	589	—	5,215
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive loss	4,600	589	—	5,189
Balance at end of period	$(50,646)	$(1,205)	$(1,300)	$(53,151)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Affected Line Item where
(in thousands)	2024	2023	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$—	$34	Non-interest income
Tax effect	—	(8)	Tax expense
Total reclassifications for the period	$—	$26

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2024	2023
Net income	$10,095	$13,012

Average number of basic common shares outstanding	15,198,337	15,109,847
Plus: dilutive effect of stock options and awards outstanding	71,496	80,242
Average number of diluted common shares outstanding(1)	15,269,833	15,190,089

Earnings per share:
Basic	$0.66	$0.86
Diluted	0.66	0.86
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	0.8	$2,361	Other assets
Interest rate swap on variable rate loans	50,000	2.0	(3,604)	Other liabilities
Total cash flow hedges	125,000		(1,243)

Fair value hedges:
Interest rate swap on securities	37,190	5.3	4,407	Other assets
Total fair value hedges	37,190		4,407

Economic hedges:
Forward sale commitments	6,000	0.1	(16)	Other liabilities
Customer Loan Swaps-MNA Counterparty	177,994	4.9	(17,037)	Other liabilities
Customer Loan Swaps-RPA Counterparty	142,199	4.7	—	Other liabilities
Customer Loan Swaps-Customer	320,193	4.8	17,037	Other assets
Total economic hedges	646,386		(16)

Non-hedging derivatives:
Interest rate lock commitments	3,397	0.4	56	Other assets
Total non-hedging derivatives	3,397		56

Total	$811,973		$3,204

	December 31, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	1.0	$2,803	Other assets
Interest rate swap on variable rate loans	50,000	2.2	(3,459)	Other liabilities
Total cash flow hedges	125,000		(656)

Fair value hedges:
Interest rate swap on securities	37,190	5.6	3,844	Other assets
Total fair value hedges	37,190		3,844

Economic hedges:
Forward sale commitments	5,000	—	(20)	Other assets
Customer Loan Swaps-MNA Counterparty	184,826	5.0	(14,842)	Other liabilities
Customer Loan Swaps-RPA Counterparty	142,199	4.9	(286)	Other liabilities
Customer Loan Swaps-Customer	327,025	4.9	15,128	Other assets
Total economic hedges	659,050		(20)

Non-hedging derivatives:
Interest rate lock commitments	3,153	0.1	63	Other assets
Total non-hedging derivatives	3,153		63

Total	$824,393		$3,231

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
March 31, 2024
Interest rate swap on securities	Securities available for sale	$31,767	$(5,423)

December 31, 2023
Interest rate swap on securities	Securities available for sale	$32,680	$(4,510)

Information about derivative assets and liabilities for the three months ended March 31, 2024 and 2023, follows:

	Three Months Ended March 31, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(338)	Interest expense	$—	Interest expense	$827
Interest rate swap on variable rate loans	(111)	Interest income	—	Interest income	(585)
Total cash flow hedges	(449)		—		242

Fair value hedges:
Interest rate swap on securities	(268)	Interest income	—	Interest income	370
Total fair value hedges	(268)		—		370

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	4
Total economic hedges	—		—		4

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(7)
Total non-hedging derivatives	—		—		(7)

Total	$(717)		$—		$609

	Three Months Ended March 31, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(610)	Interest expense	$—	Interest expense	$664
Interest rate swap on variable rate loans	592	Interest income	—	Interest income	(466)
Total cash flow hedges	(18)		—		198

Fair value hedges:
Interest rate swap on securities	607	Interest income	—	Interest income	286
Total economic hedges	607		—		286

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	—
Total economic hedges	—		—		—

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	8
Total non-hedging derivatives	—		—		8

Total	$589		$—		$492

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$39,470	$6,353	$14,532	$3,236	$8,586

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	827	—
Interest rate swap on variable rate loans	(585)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	370	—	—	—

	Three Months Ended March 31, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$34,560	$5,791	$5,265	$4,180	$9,184

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	664	—
Interest rate swap on variable rate loans	(466)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	286	—	—	—

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three  months ended March 31, 2024 and 2023:

	Location of Gain (Loss) Recognized	Three Months Ended March 31,
(In thousands)	in Non-interest Income	2024	2023
Derivatives not designated as hedging instruments

Economic hedges:
Forward commitments	Mortgage banking income	$4	$-
Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	(7)	8

Cash flow hedges

Interest rate swaps on wholesale funding

As of March 31, 2024, we have two interest rate swaps on wholesale borrowings to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered into in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the daily SOFR rate plus 26 basis points. We designated the swaps as cash flow hedges.

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

Fair value hedges

Interest rate swap on securities

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. We utilize interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to SOFR based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, we entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.  The fixed rates on the transactions have a weighted average of 1.70%.

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

The below tables describe the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of March 31, 2024
Customer Loan Derivatives:
MNA counterparty	$(17,037)	$17,037	$—	$—
RPA counterparty	—	—	—	—
Total	$(17,037)	$17,037	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2023
Customer Loan Derivatives:
MNA counterparty	$(14,842)	$14,842	$—	$—
RPA counterparty	(286)	286	—	—
Total	$(15,128)	$15,128	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,687	$—	$1,687
Mortgage-backed securities:
US Government-sponsored enterprises	—	185,824	—	185,824
US Government agency	—	76,182	—	76,182
Private label	—	59,032	—	59,032
Obligations of states and political subdivisions thereof	—	108,106	—	108,106
Corporate bonds	—	96,772	—	96,772
Loans held for sale	—	3,137	—	3,137
Derivative assets	—	23,805	56	23,861
Derivative liabilities	—	(20,641)	(16)	(20,657)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,992	$—	$1,992
Mortgage-backed securities:
US Government-sponsored enterprises	—	193,282	—	193,282
US Government agency	—	74,213	—	74,213
Private label	—	59,051	—	59,051
Obligations of states and political subdivisions thereof	—	110,168	—	110,168
Corporate bonds	—	95,868	—	95,868
Loans held for sale	—	2,189	—	2,189
Derivative assets	—	21,775	63	21,838
Derivative liabilities	—	(18,587)	(20)	(18,607)

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of March 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended March 31, 2024
Balance at beginning of period	$63	$(20)
Realized gain recognized in non-interest income	(7)	4
Balance at end of period	$56	$(16)

Three Months Ended March 31, 2023
Balance at beginning of period	$—	$—
Realized loss recognized in non-interest income	8	—
Balance at end of period	$8	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value
(in thousands,	March 31,	Valuation	Unobservable	Unobservable
except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$56	Pull-through Rate Analysis	Closing Ratio	95%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(16)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99.3 to $102.8
Total	$40

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$63	Pull-through Rate Analysis	Closing Ratio	95%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(20)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.9 to $103.3
Total	$43

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

				Fair Value
				Measurement Date as of
	Mar 31, 2024	Dec 31, 2023	March 31, 2024	March 31, 2024
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$2,911	$3,500	$(589)	March 2024
Capitalized servicing rights	6,991	6,764	227	March 2024
Premises held for sale	1,154	1,154	—	March 2024
Total	$11,056	$11,418	$(362)

There are no liabilities measured at fair value on a non-recurring basis in 2024 and 2023.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value March 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,254	Fair value of collateral-appraised value	Loss severity	0% to 40%
			Appraised value	$215 to $916

Individually evaluated loans	657	Discount cash flow	Discount rate	3.25% to 4.99%
			Cash flows	$320 to $513

Capitalized servicing rights	6,991	Discounted cash flow	Constant prepayment rate	6.87%
			Discount rate	10.06%

Premises held for sale	1,154	Fair value of asset less selling costs	Appraised value	$1,223
			Selling Costs	6%
Total	$11,056
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,437	Fair value of collateral-appraised value	Loss severity	10% to 43%
			Appraised value	$80 to $965

Individually evaluated loans	1,063	Discount cash flow	Discount rate	3.25% to 7.13%
			Cash flows	$2 to $520

Capitalized servicing rights	6,764	Discounted cash flow	Constant prepayment rate	7.20%
			Discount rate	10.06%

Premises held for sale	1,154	Fair value of asset less selling costs	Appraised value	$1,223
			Selling Costs	6%
Total	$11,418
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2024 and December 31, 2023.

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

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of March 31, 2024 and December 31, 2023.

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

	March 31, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$76,219	$76,219	$76,219	$—	$—
Securities available for sale	527,603	527,603	—	527,603	—
FHLB stock	9,960	9,960	—	9,960	—
Loans held for sale	3,137	3,137	—	3,137	—
Net loans	2,983,317	2,844,033	—	—	2,844,033
Accrued interest receivable	5,317	5,317	—	5,317	—
Cash surrender value of bank-owned life insurance policies	80,642	80,642	—	80,642	—
Derivative assets	23,861	23,861	—	23,805	56

Financial Liabilities
Non-maturity deposits	$2,349,868	$2,177,428	$—	$2,177,428	$—
Time deposits	777,208	769,302	—	769,302	—
Securities sold under agreements to repurchase	8,161	8,161	—	8,161	—
FRB advances	65,000	65,000	—	65,000	—
FHLB advances	196,276	196,159	—	196,159	—
Subordinated borrowings	60,501	67,691	—	67,691	—
Derivative liabilities	20,657	20,657	—	20,641	16

	December 31, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,842	$94,842	$94,842	$—	$—
Securities available for sale	534,574	534,574	—	534,574	—
FHLB stock	14,834	14,834	—	14,834	—
Loans held for sale	2,189	2,189	—	2,189	—
Net loans	2,970,907	2,832,173	—	—	2,832,173
Accrued interest receivable	4,921	4,921	—	4,921	—
Cash surrender value of bank-owned life insurance policies	80,037	80,037	—	80,037	—
Derivative assets	21,838	21,838	—	21,775	63

Financial Liabilities
Non-maturity deposits	$2,482,012	$2,325,307	$—	$2,325,307	$—
Time deposits	658,482	651,855	—	651,855	—
Securities sold under agreements to repurchase	8,465	8,465	—	8,465	—
FRB advances	30,000	30,000	—	30,000	—
FHLB advances	232,579	232,375	—	232,375	—
Subordinated borrowings	60,422	67,635	—	67,635	—
Derivative liabilities	15,607	15,607	—	15,587	20

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended March 31,
(in thousands)	2024	2023
Non-interest income within the scope of ASC 606:
Trust management fees	$3,243	$3,091
Financial services fees	427	464
Interchange fees	1,970	2,010
Customer deposit fees	1,502	1,429
Other customer service fees	238	238
Total non-interest income within the scope of ASC 606	7,380	7,232
Total non-interest income not within the scope of ASC 606	1,206	1,952
Total non-interest income	$8,586	$9,184

	Three Months Ended March 31,
(in thousands)	2024	2023
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,926	$3,950
Products and services transferred over time	3,454	3,282
Total	$7,380	$7,232

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	March 31, 2024	December 31, 2023
Balances from contracts with customers only:
Other Assets	$1,107	$1,178
Other Liabilities	1,720	1,769

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2024 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

NON-GAAP FINANCIAL MEASURES

Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Form 10-Q that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

Recent Banking Crisis

In light of events in the last year or so in the banking sector, including bank failures, elevated interest rates and possible recessionary concerns, we intend to continue to position our balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve our clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 15.5% of our total assets at March 31, 2024. We maintain the ability to access considerable sources of contingent liquidity at the FHLB and the FRB. We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with capital ratios of both the Company and the Bank remaining well-capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” to our unaudited consolidated financial statements.

●	Asset quality remains solid, with a non-performing asset to total assets of 0.17% of our total assets as of March 31, 2024 and net charge-offs of $76 thousand, reflecting our disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises.

We will continue our safe and sound banking practices, but the continuing impact of the banking crisis and further extent on the Company's operations and financial results for the remainder of 2024 is uncertain and cannot be predicted.

QUARTERLY PERFORMANCE SUMMARY

Earnings (first quarter  2024, compared to the same period of 2023)

●	Net income was $10.1 million, compared to $13.0 million. Diluted earnings per share was $0.66, compared to $0.86. The decrease was primarily driven by a higher cost of funds offset by rising asset yields in the first quarter 2024.

●	Return on assets was 1.03% versus 1.36% and return on equity was 9.31% compared to 12.96%. The decrease in both ratios reflect higher respective average asset and equity balances and slightly lower net income driven by increased cost of funds. See the “Financial Position” section for further discussion.

●	Net interest income was $28.1 million compared to $30.9 million and net interest margin (“NIM”) was 3.14%, versus 3.54%. The decrease was primarily driven by higher cost of funds offset in part by yield expansion on earnings assets.

●	The provision for credit losses was an expense of $289 thousand compared with $798 million. Our credit trends continue to remain strong. Non-performing assets remain at 17 basis points of total assets while net charge-offs to average loans remain near zero.

●	Non-interest income was $8.6 million compared to $9.2 million in the same quarter 2023 primarily driven by elevated bank-owned life insurance (“BOLI”) income of $622 thousand related to one-time death benefits.
●	Non-interest expense was $23.7 million in the first quarter 2024 compared to $22.7 million in the first quarter 2023 driven by salary and benefits, marketing and other expenses.
●	Efficiency ratio was 62.91% compared to 54.72% reflecting lower net interest income.

Financial Position (March 31, 2024, compared to December 31, 2023)

●	Total assets were $4.0 billion at the end of both the first quarter 2024 and the fourth quarter 2023, primarily due to loan growth offset by lower cash and security balances during the first quarter 2024.

●	Total cash and cash equivalents were $76.2 million, compared to $94.8 million at year-end 2023. Interest-earning cash held with other banks totaled $45.3 million compared to $52.6 million at year-end 2023.

●	Securities decreased to $527.6 million compared to $534.6 million at year-end 2023 driven primarily by amortizing securities pay-downs offset by security purchases.

●	Total loans were $3.0 billion at the end of both the first quarter 2024 and fourth quarter 2023.

●	The ratio of the ACL to total loans was 0.94% for both periods. Net charge-offs continue to be insignificant and near zero.

●	Total deposits remained at $3.1 billion at the end of the first quarter 2024 and the end of the fourth quarter 2023.

●	Senior borrowings remained relatively flat at $269.4 million in the first quarter 2024 compared to $271.0 million at the end of the fourth quarter of 2023.

●	The Company's book value per share was $28.64 as of March 31, 2024 compared to $28.48 as of December 31, 2023. Unrealized losses on securities, net of taxes, reduced book value per share by $3.26 and $3.14 at the end of those respective periods. Tangible book value per share (non-GAAP measure) was $20.48 at the end of the first quarter 2024, compared to $20.28 at the end of the fourth quarter 2023.

We are honored and proud to be recognized by Forbes as one of the “World’s Best Banks” again for the second consecutive year in the first quarter 2024, based largely on service and trust metrics. Of the 75 US-based banks to make the list, Bar Harbor Bank & Trust is one of only three banks headquartered in Northern New England. We believe that this recognition is a reflection of our customers’ experience with us and their trust in Bar Harbor Bank & Trust.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2024 AND DECEMBER 31, 2023

Cash and cash equivalents

Total cash and cash equivalents were $76.2 million, compared to $94.8 million at year-end 2023. Interest-earning cash held with other banks totaled $45.3 million compared to $52.6 million at year-end 2023 and yielded 5.88% and 6.42%, respectively.

Securities

Securities decreased to $527.6 million compared to $534.6 million at year-end 2023 driven by $485 thousand in net amortization, and $7.8 million of amortizing securities pay-downs offset by security purchases of $4.8 million. Fair value adjustments decreased the security portfolio by $64.9 million at quarter-end compared to $62.4 million at year-end. The year to date weighted average yield of the securities portfolio was 4.02% compared to 3.85% at year-end primarily due to a run-off of lower coupon fixed-rate securities. As of quarter-end and year-end, our securities portfolio had an average life of nine years with an effective duration of five years and all securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

Loans

Total loans grew 2%, on an annualized basis and remained at $3 billion at the end of both the first quarter 2024 and fourth quarter 2023. Commercial loans grew by $35.1 million or 7% annualized primarily driven by a $22.7 million or 6% increase in commercial real estate and $12.4 million or 12% increase in commercial and industrial growth. Residential loans decreased by $16.7 million or 8% compared to the fourth quarter 2023, primarily due to continued lower demand for prevailing mortgage rates and sales into the secondary market.  Tax exempt loans decreased by $4.7 million or 31% driven by payoffs within the first quarter 2024.

Allowance for Credit Losses

The ACL remained flat at $28.4 million at the end of the first quarter 2024 compared to $28.1 million at the end of the fourth quarter 2023.  Our ACL continues to be driven by a combination of portfolio loan growth, nominal credit movement and general macroeconomic trends.  Non-accruing loans increased during the first quarter 2024 to $6.9 million from $5.5 million in the fourth quarter 2023, but declined on a year-over-year basis. Charge-offs and specific reserves on non-accruing loans remain nominal, with these non-accruing relationships supported by relatively strong collateral values.

Deposits and Borrowings

Total deposits remained at $3.1 billion at the end of the first quarter 2024 and the end of fourth quarter 2023. The $58.4 million decrease in interest bearing demand deposits and the $25.2 million decrease in non-interest bearing demand deposits in the first quarter 2024 were offset by an increase in time deposits of $76.9 million primarily due to remix in higher yielding deposit categories as customers are anticipating rates to decrease and are maximizing their own returns.  Brokered certificate of deposit accounts (“CDs”) increased by $55 million, and senior borrowings remained relatively flat at $269.4 million in the first quarter 2024 compared to $271.0 million at the end of the fourth quarter 2023.

Equity

Total equity was $435.7 million at March 31, 2024 compared with $432.1 million at year-end. Tangible book value per share (non-GAAP) was $20.48 at March 31, 2024 compared with $20.28 at year-end. Equity included Fair value adjustments decreased the security portfolio by $64.9 million at quarter-end compared to $62.4 million at year-end.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

Net Income

Net income was $10.1 million, compared to $13.0 million.  Diluted earnings per share was $0.66, compared to $0.86.  The decrease was primarily driven by a higher cost of funds offset by rising asset yields in the first quarter 2024.

Interest and Dividend Income

Total interest and dividend income increased by $5.4 million or 13.4% to $45.8 million compared to $40.4 million in the first quarter 2023 primarily driven by the repricing of adjustable loans and originations of higher fixed rate loans within the commercial portfolio. The yield on commercial real estate loans grew 39 basis points to 5.47% at the end of the first quarter 2024 from 5.08% in the first quarter 2023. Commercial and industrial yield grew 79 basis points to yield 6.68% at the end of the first quarter 2024 compared to 5.89% at the end of the first quarter 2023. Increases in yields were driven by the current rate environment.

Net Interest Income

Net interest margin was 3.14% compared to 3.54% in the first quarter 2023. The decrease was primarily driven by a higher cost of funds offset by rising asset yields in the first quarter 2024. The yield on loans grew 49 basis points to 5.31% in the first quarter 2024, up from 4.82% in the same quarter 2023.  Costs of interest-bearing liabilities increased to 2.48% from 1.39% in the first quarter 2023 showing evolution of the market pricing amongst interest-bearing demand deposits, money market accounts and time deposits as customers are seeking out more competitive rates. We continue to experience a shift in deposit composition from non-maturity deposits to CDs. Interest expense increased $8.3 million in the first quarter 2024 compared to the first quarter of 2023 driven by the rate environment. Cost of borrowing decreased $944 thousand or 22.5% in the first quarter 2024 compared to the first quarter 2023 driven by a $68.8 million reduction in borrowing to $269.4 million from $338.2 million in the same quarter 2023.

Provision for Credit Losses

The provision for credit losses was $289 thousand compared to $798 thousand in the first quarter 2023 as net charge-offs to total loans continue to remain nominal. Credit quality continues to be strong as non-accruing loans to total loans declined 3 basis points to 0.23% at the end of the first quarter 2024 compared to 0.26% in the first quarter 2023. Total delinquent and non-accruing loans to total loans declined 15 basis points from 0.52% at the end of the first quarter 2023 to 0.37% in the first quarter 2024.

Non-Interest Income

Non-interest income was $8.6 million in the first quarter 2024 compared to $9.2 million in the same quarter 2023 primarily driven by elevated BOLI income of $622 thousand related to one-time death benefits, and customer derivative income

$132 thousand at the end of the first quarter 2023.  Wealth management income grew 3% to $3.7 million compared to $3.6 million in the first quarter 2023.

Non-Interest Expense

Non-interest expense was $23.7 million in the first quarter 2024 compared to $22.7 million in the first quarter 2023 driven by salary and benefits, marketing and other expenses.  Salary and benefit expenses increased 4% or $477 thousand from the comparative quarter driven by cost of living increases in the first quarter 2024.  Marketing expenses increased to $567 thousand compared to $409 thousand in the first quarter 2023. Other expenses increased to $4.4 million from $4.1 million in the first quarter of 2023 primarily due to increases in assessments, software expenses, and debit card replacement costs in the first quarter of 2024.

Income Tax Expense

Income tax expense was $2.6 million in the first quarter 2024 compared with $3.6 million in the prior year quarter.  The effective tax rate was 20.3% the first quarter 2024 compared to 21.6% the first quarter 2023.

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

As of March 31, 2024, available same-day liquidity totaled approximately $1.1 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of March 31, 2024, we had unused borrowing capacity at the FHLB of $426.1 million, unused borrowing capacity at the Federal Reserve of $90.9 million and unused lines of credit totaling $51.0 million, in addition to $76.2 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at March 31, 2024 and December 31, 2023 - Equity” for a discussion of shareholders’ equity together with Note 6 “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $4.2 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2023. Refer to Note 1 – “Basis of Presentation - Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q or prior SEC filings.

	Three Months Ended
	March 31,
	2024	2023
PER SHARE DATA
Net earnings, diluted	$0.66	$0.86
Adjusted earnings, diluted(1)	0.66	0.86
Total book value	28.64	27.00
Tangible book value per share(1)	20.48	18.74
Market price at period end	26.48	26.45
Dividends	0.28	0.26

PERFORMANCE RATIOS(2)
Return on assets	1.03%	1.36%
Adjusted return on assets(1)	1.03	1.36
Pre-tax, pre-provision return on assets	1.32	1.81
Adjusted pre-tax, pre-provision return on assets (1)	1.32	1.81
Return on equity	9.32	12.96
Adjusted return on equity(1)	9.32	12.94
Return on tangible equity	13.26	18.97
Adjusted return on tangible equity(1)	13.27	18.94
Net interest margin, fully taxable equivalent(1) (3)	3.14	3.54
Efficiency ratio(1)	62.91	54.72

FINANCIAL DATA (In millions)
Total assets	$3,959	$3,928
Total earning assets(4)	3,663	3,628
Total investments	538	573
Total loans	3,012	2,944
Allowance for credit losses	28	27
Total goodwill and intangible assets	124	125
Total deposits	3,127	3,054
Total shareholders' equity	436	408
Net income	10	13
Adjusted income(1)	10	13

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries) (annualized)/average loans	0.01%	0.01%
Allowance for credit losses/total loans	0.94	0.90
Loans/deposits	96	96
Shareholders' equity to total assets	11.01	10.40
Tangible shareholders' equity to total tangible assets(1)	8.13	7.45
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of March 31, 2024 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter
(in thousands, except ratios)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	to Date
Commercial real estate	$1,574,802	$1,552,061	$1,548,835	$1,551,748	$1,519,219	6%
Commercial and industrial	412,567	400,169	391,347	388,430	364,315	12
Total commercial loans	1,987,369	1,952,230	1,940,182	1,940,178	1,883,534	7

Residential real estate	873,213	889,904	896,757	907,741	906,059	(8)
Consumer	95,838	97,001	95,160	96,947	98,616	(5)
Tax exempt and other	55,252	59,914	60,692	62,614	55,796	(31)
Total loans	$3,011,672	$2,999,049	$2,992,791	$3,007,480	$2,944,005	2%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter
(in thousands, except ratios)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	to Date
Demand	$544,495	$569,714	$618,421	$602,667	$636,710	(18)%
NOW	888,591	946,978	929,481	911,488	908,483	(25)
Savings	551,493	553,963	572,271	588,769	628,798	(2)
Money market	365,289	370,242	361,839	351,762	475,577	(5)
Total non-maturity deposits	2,349,868	2,440,897	2,482,012	2,454,686	2,649,568	(15)
Total time deposits	777,208	700,260	658,482	635,559	404,246	44
Total deposits	$3,127,076	$3,141,157	$3,140,494	$3,090,245	$3,053,814	(2)%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES  (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2024			2023
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$36,608	$535	5.88%	$19,819	$209	4.28%
Securities available for sale and FHLB stock(2)(3)	604,658	6,040	4.02	643,523	5,807	3.66
Loans:
Commercial real estate	1,558,506	21,187	5.47	1,505,681	18,862	5.08
Commercial and industrial	464,762	7,718	6.68	413,921	6,009	5.89
Residential	884,767	9,004	4.09	902,348	8,260	3.71
Consumer	96,163	1,726	7.22	100,124	1,572	6.37
Total loans (1)	3,004,198	39,635	5.31	2,922,074	34,703	4.82
Total earning assets	3,645,464	46,210	5.10%	3,585,416	40,719	4.61%
Other assets	292,541			299,516
Total assets	$3,938,005			$3,884,932

Liabilities
Interest-bearing demand deposits	$899,349	$3,000	1.34%	$883,134	$1,106	0.51%
Savings	552,231	863	0.63	646,291	485	0.30
Money market	390,720	2,986	3.07	481,951	2,542	2.14
Time deposits	738,683	7,683	4.18	342,994	1,132	1.34
Total interest bearing deposits	2,580,983	14,532	2.26	2,354,370	5,265	0.91
Borrowings	298,918	3,236	4.35	398,837	4,180	4.25
Total interest bearing liabilities	2,879,901	17,768	2.48%	2,753,207	9,445	1.39%
Non-interest bearing demand deposits	554,816			651,885
Other liabilities	67,561			72,693
Total liabilities	3,502,278			3,477,785

Total shareholders' equity	435,727			407,147

Total liabilities and shareholders' equity	$3,938,005			$3,884,932

Net interest spread			2.62%			3.22%
Net interest margin			3.14			3.54
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended March 31,
(in thousands)	Calculations	2024	2023
Net income		$10,095	$13,012
Non-recurring items:
Gain on sale of securities, net		—	(34)
Gain on sale of premises and equipment, net		(15)	(13)
Acquisition, conversion and other expenses		20	20
Income tax expense (1)		(1)	6
Total non-recurring items		4	(21)
Total adjusted income(2)	(A)	$10,099	$12,991

Net interest income	(B)	$28,055	$30,906
Plus: Non-interest income		8,586	9,184
Total Revenue		36,641	40,090
Gain on sale of securities, net		—	(34)
Total adjusted revenue(2)	(C)	$36,641	$40,056

Total non-interest expense		$23,688	$22,704
Non-recurring expenses:
Gain on sale of premises and equipment, net		15	13
Acquisition, conversion and other expenses		(20)	(20)
Total non-recurring expenses		(5)	(7)
Adjusted non-interest expense(2)	(D)	$23,683	$22,697

Total revenue		36,641	40,090
Total non-interest expense		23,688	22,704
Pre-tax, pre-provision net revenue		$12,953	$17,386

Adjusted revenue(2)		36,641	40,056
Adjusted non-interest expense(2)		23,683	22,697
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$12,958	$17,359

(in millions)
Average earning assets	(E)	$3,645	$3,585
Average assets	(F)	3,938	3,885
Average shareholders' equity	(G)	436	407
Average tangible shareholders' equity(2)(3)	(H)	312	282
Tangible shareholders' equity, period-end(2)(3)	(I)	312	283
Tangible assets, period-end(2)(3)	(J)	3,835	3,803

		Three Months Ended March 31,
	Calculations	2024	2023
(in thousands)
Common shares outstanding, period-end	(K)	15,212	15,124
Average diluted shares outstanding	(L)	15,270	15,190

Adjusted earnings per share, diluted(2)	(A/L)	$0.66	$0.86
Tangible book value per share, period-end(2)	(I/K)	20.48	18.74
Securities adjustment, net of tax(1)(4)	(M)	(49,633)	(50,646)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	23.75	22.08
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.13	7.45

Performance ratios(5)
Return on assets		1.03%	1.36%
Core return on assets(2)	(A/F)	1.03	1.36
Pre-tax, pre-provision return on assets		1.32	1.81
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.32	1.81
Return on equity		9.32	12.96
Core return on equity(2)	(A/G)	9.32	12.94
Return on tangible equity		13.26	18.97
Adjusted return on tangible equity(1)(2)	(A+Q)/H	13.27	18.94
Efficiency ratio(1)(2)(6)	(D-O-Q)/(C+N)	62.91	54.72
Net interest margin	(B+P)/E	3.14	3.54

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$523	$727
Franchise taxes included in non-interest expense	(O)	70	148
Tax equivalent adjustment for net interest margin	(P)	388	368
Intangible amortization	(Q)	233	233
(1)	Assumes a marginal tax rate of 24.01% for 2024 and 23.80% for 2023.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized losses and gains on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

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

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset and Liability Committee (“ALCO”) chaired by the Bank’s Chief Financial Officer and composed of various members of the Bank’s senior management. ALCO meets regularly to review balance sheet structure, formulate strategies in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

As of March 31, 2024, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended March 31, 2024 and 2023:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At March 31, 2024
-200	$(6,051)	(5.0)%	$(12,235)	(9.6)%
-100	(3,304)	(2.7)	(6,138)	(4.8)
+100	2,297	1.9	4,306	3.4
+200	4,525	3.8	8,307	6.5
At March 31, 2023
-200	$(4,936)	(3.6)%	$(14,923)	(10.3)%
-100	(2,593)	(1.9)	(7,028)	(4.8)
+100	1,000	0.7	4,618	3.2
+200	2,068	1.5	8,422	5.8

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one-year horizon while deteriorating further from that level over the two-year horizon.

Assuming short-term and long-term interest rates increase 200 basis points from current levels (i.e., a parallel yield curve shift) over the next twelve months and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve over the one year horizon while improving further from that level over the two-year horizon.

As compared to March 31, 2023, asset sensitivity has increased in year one while in year two sensitivity decreased to downward rate movements and increased to upward rate movements.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended March 31, 2024.

On April 18, 2024, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing  approximately 761,000 shares. No shares were repurchased by the Company in the first quarter 2024 and the maximum number of shares that may yet be purchased under the plan is 761,000 shares. We will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

ITEM 5.           OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

10.1

Employment Agreement, dated as of March 8, 2024, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the SEC on March 11, 2024)

10.2	2024 through 2026 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 11, 2024)

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 8, 2024	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2024		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)