Form 10-Q
period 2024-06-30
BAR HARBOR BANKSHARES
filed 2024-08-07
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

The registrant had 15,267,106 shares of common stock, par value $2.00 per share, outstanding as of August 5, 2024.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

FORM 10-Q

Bar Harbor Bankshares conducts business operations principally through Bar Harbor Bank & Trust, which may be referred to as the “Bank” and which is a subsidiary of Bar Harbor Bankshares. Unless the context requires otherwise, references in this report to “the Company,” "our," "us," and similar terms refer to Bar Harbor Bankshares and its subsidiaries, including the Bank, collectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	changes in general business and economic conditions on a national basis and in our markets throughout Northern New England;
●	changes in consumer behavior due to political, business, and economic conditions, including inflation and concerns about liquidity;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition; (5) changes in the size and nature of our competition;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand, pricing or collectability;
●	the possibility that future credit losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
●	operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, climate change, war, terrorism, civil unrest, and future pandemics;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	our ability to effectively manage problem credits;
●	our ability to successfully develop new products and implement efficiency initiatives on time and with the results projected;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	regulatory, litigation, and reputational risks and the applicability of insurance coverage;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	the potential impact of climate change;
●	changes in legislation or regulation and accounting principles, policies, and guidelines;
●	reductions in the market value or outflows of wealth management assets under management; and
●	changes in the assumptions used in making such forward-looking statements.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$39,673	$42,221
Interest-earning deposits with other banks	62,163	52,621
Total cash and cash equivalents	101,836	94,842

Securities:
Securities available for sale	512,928	534,574
Federal Home Loan Bank stock	14,755	12,788
Total securities	527,683	547,362

Loans held for sale	3,897	2,189

Total loans	3,064,181	2,999,049
Less: Allowance for credit losses	(28,855)	(28,142)
Net loans	3,035,326	2,970,907

Premises and equipment, net	51,628	48,287
Other real estate owned	—	—
Goodwill	119,477	119,477
Other intangible assets	4,404	4,869
Cash surrender value of bank-owned life insurance	81,221	80,037
Deferred tax assets, net	24,750	22,979
Other assets	83,978	79,936
Total assets	$4,034,200	$3,970,885

Liabilities
Deposits:
Non-interest bearing demand	$553,067	$569,714
Interest-bearing demand	882,068	946,978
Savings	544,980	553,963
Money market	359,208	370,242
Time	801,143	700,260
Total deposits	3,140,466	3,141,157

Borrowings:
Senior	329,349	271,044
Subordinated	60,541	60,461
Total borrowings	389,890	331,505

Other liabilities	64,937	66,164
Total liabilities	3,595,293	3,538,826

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,232,425 shares and 15,172,131 shares at June 30, 2024 and December 31, 2023, respectively	32,857	32,857
Additional paid-in capital	193,486	193,114
Retained earnings	283,729	272,101
Accumulated other comprehensive loss	(55,487)	(49,862)
Less: 1,195,963 and 1,256,257 shares of treasury stock, at cost, at June 30, 2024 and December 31, 2023, respectively	(15,678)	(16,151)
Total shareholders’ equity	438,907	432,059
Total liabilities and shareholders’ equity	$4,034,200	$3,970,885

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share data)	2024	2023	2024	2023
Interest and dividend income
Loans	$40,634	$36,917	$80,104	$71,477
Securities and other	6,204	5,964	12,557	11,755
Total interest and dividend income	46,838	42,881	92,661	83,232
Interest expense
Deposits	14,780	8,590	29,312	13,855
Borrowings	4,299	5,501	7,535	9,681
Total interest expense	19,079	14,091	36,847	23,536
Net interest income	27,759	28,790	55,814	59,696
Provision for credit losses	585	750	874	1,548
Net interest income after provision for credit losses	27,174	28,040	54,940	58,148

Non-interest income
Trust and investment management fee income	4,193	3,805	7,863	7,360
Customer service fees	3,737	3,774	7,447	7,451
Gain on sales of securities, net	50	—	50	34
Mortgage banking income	558	378	815	657
Bank-owned life insurance income	583	503	1,144	1,651
Customer derivative income	168	83	168	215
Other income	344	437	732	796
Total non-interest income	9,633	8,980	18,219	18,164

Non-interest expense
Salaries and employee benefits	13,860	13,223	27,108	25,994
Occupancy and equipment	4,382	4,392	8,855	8,806
Gain on sales of premises and equipment, net	(248)	(86)	(263)	(99)
Outside services	462	424	800	780
Professional services	238	355	638	781
Communication	192	175	381	337
Marketing	521	476	1,088	885
Amortization of intangible assets	233	233	466	466
Acquisition, conversion and other expenses	—	—	20	20
Provision for unfunded commitments	—	45	(185)	(130)
Other expenses	4,378	4,155	8,798	8,256
Total non-interest expense	24,018	23,392	47,706	46,096

Income before income taxes	12,789	13,628	25,453	30,216
Income tax expense	2,532	2,837	5,101	6,413
Net income	$10,257	$10,791	$20,352	$23,803

Earnings per share:
Basic	$0.67	$0.71	$1.34	$1.57
Diluted	$0.67	$0.71	1.33	1.57

Weighted average common shares outstanding:
Basic	15,227	15,139	15,213	15,125
Diluted	15,275	15,180	15,273	15,186

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income	$10,257	$10,791	$20,352	$23,803
Other comprehensive income (loss), before tax:
Changes in unrealized loss on securities available for sale	(3,507)	(6,057)	(6,104)	(51)
Changes in unrealized (loss) gain on hedging derivatives	(312)	321	(1,249)	1,088
Changes in unrealized gain on pension	—	—	22	—

Income taxes related to other comprehensive income (loss):
Changes in unrealized loss on securities available for sale	827	1,396	1,440	(10)
Changes in unrealized loss (gain) on hedging derivatives	73	(73)	294	(251)
Changes in unrealized gain on pension	—	—	(28)	—
Total other comprehensive (loss) income	(2,919)	(4,413)	(5,625)	776
Total comprehensive income	$7,338	$6,378	$14,727	$24,579

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	13,012	—	—	13,012
Other comprehensive income	—	—	—	5,189	—	5,189
Cash dividends declared ($0.26 per share)	—	—	(3,943)	—	—	(3,943)
Net issuance (41,763 shares) to employee stock plans, including related tax effects	—	40	—	—	363	403
Recognition of stock based compensation	—	299	—	—	—	299
Balance at March 31, 2023	$32,857	$192,261	$252,884	$(53,151)	$(16,441)	$408,410

Net income	—	—	10,791	—	—	10,791
Other comprehensive income	—	—	—	(4,413)	—	(4,413)
Cash dividends declared ($0.28 per share)	—	—	(4,205)	—	—	(4,205)
Net issuance (19,707 shares) to employee stock plans, including related tax effects	—	(304)	—	—	53	(251)
Recognition of stock based compensation	—	384	—	—	—	384
Balance at June 30, 2023	$32,857	$192,341	$259,470	$(57,564)	$(16,388)	$410,716

Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059
Net income	—	—	10,095	—	—	10,095
Other comprehensive loss	—	—	—	(2,706)	—	(2,706)
Cash dividends declared ($0.28 per share)	—	—	(4,205)	—	—	(4,205)
Net issuance (39,746 shares) to employee stock plans, including related tax effects	—	(355)	—	—	339	(16)
Recognition of stock based compensation	—	487	—	—	—	487
Balance at March 31, 2024	$32,857	$193,246	$277,991	$(52,568)	$(15,812)	$435,714

Net income	—	—	10,257	—	—	10,257
Other comprehensive loss	—	—	—	(2,919)	—	(2,919)
Cash dividends declared ($0.30 per share)	—	—	(4,519)	—	—	(4,519)
Net issuance (20,548 shares) to employee stock plans, including related tax effects	—	(444)	—	—	134	(310)
Recognition of stock based compensation	—	684	—	—	—	684
Balance at June 30, 2024	$32,857	$193,486	$283,729	$(55,487)	$(15,678)	$438,907

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$20,352	$23,803
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	1,708	(3,669)
Provision for credit losses	874	1,548
Net amortization of securities	894	1,202
Change in unamortized net loan costs and premiums	(540)	159
Premises and equipment depreciation	2,096	2,112
Stock-based compensation expense	1,171	683
Amortization of other intangibles	466	466
Income from cash surrender value of bank-owned life insurance policies	(1,144)	(1,651)
Gain on sales of securities, net	(50)	(34)
Amortization of right-of-use lease assets	442	597
Decrease in lease liabilities	(440)	(582)
Gain on premises and equipment, net	(263)	(99)
Net change in other assets and liabilities	(9,954)	(12,153)
Net cash provided by operating activities	15,612	12,382

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	36,656	22,456
Purchases of securities available for sale	(22,845)	(1,000)
Net change in loans	(64,753)	(104,995)
Purchase of Federal Home Loan Bank stock	(9,953)	(14,262)
Proceeds from sale of Federal Home Loan Bank stock	7,986	11,371
Purchase of premises and equipment, net	(5,489)	(2,194)
Proceeds from sale of premises held for sale	1,136	—
Proceeds from death benefit of bank-owned life insurance policy	—	3,904
Net cash used in investing activities	(57,262)	(84,720)

Cash flows from financing activities:
Net change in deposits	(691)	46,814
Net change in short-term borrowings	58,310	65,020
Repayments of long-term borrowings	(5)	(10)
Net change in subordinated debt	80	—
Net issuance to employee stock plans	(326)	152
Cash dividends paid on common stock	(8,724)	(8,148)
Net cash provided by financing activities	48,644	103,828

Net change in cash and cash equivalents	6,994	31,490
Cash and cash equivalents at beginning of year	94,842	92,295
Cash and cash equivalents at end of period	$101,836	$123,785

Supplemental cash flow information:
Interest paid	$34,298	$21,708
Income taxes paid, net	7,857	8,530

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

		Annual periods beginning after December 15, 2024	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,677	$2	$(29)	$1,650
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	215,288	1	(33,118)	182,171
US Government agency	98,099	58	(11,850)	86,307
Private label	46,975	22	(1,266)	45,731
Obligations of states and political subdivisions thereof	117,397	5,342	(16,337)	106,402
Corporate bonds	101,947	126	(11,406)	90,667
Total securities available for sale	$581,383	$5,551	$(74,006)	$512,928

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$2,021	$—	$(29)	$1,992
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	223,602	12	(30,332)	193,282
US Government agency	85,005	145	(10,937)	74,213
Private label	60,888	18	(1,855)	59,051
Obligations of states and political subdivisions thereof	119,857	4,515	(14,204)	110,168
Corporate bonds	105,552	19	(9,703)	95,868
Total securities available for sale	$596,925	$4,709	$(67,060)	$534,574

Credit Quality Information

We monitor the credit quality of available for sale debt securities through credit ratings from various rating agencies and substantial price changes. In an effort to make informed decisions, we utilize credit ratings that express opinions about the credit quality of a security.  Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, significant pricing changes, or drops below investment-grade. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

As of June 30, 2024 and December 31, 2023, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at June 30, 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$1,011	$651
Over 1 year to 5 years	52,527	46,808
Over 5 years to 10 years	42,338	43,408
Over 10 years	125,145	107,852
Total bonds and obligations	221,021	198,719
Mortgage-backed securities and collateralized mortgage obligations	360,362	314,209
Total securities available for sale	$581,383	$512,928

The following table presents the realized gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Gross gains on sales of available for sale securities	$50	$—	$50	$34
Gross losses on sales of available for sale securities	—	—	—	—
Net gains on sale of available for sale securities	$50	$—	$50	$34

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$—	$29	$787	$29	$787
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	16	3,530	33,102	178,525	33,118	182,055
US Government agency	259	16,520	11,591	63,968	11,850	80,488
Private label	6	1,487	1,260	39,221	1,266	40,708
Obligations of states and political subdivisions thereof	59	4,133	16,278	99,933	16,337	104,066
Corporate bonds	521	6,931	10,885	80,612	11,406	87,543
Total securities available for sale	$861	$32,601	$73,145	$463,046	$74,006	$495,647

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$1,084	$28	$907	$29	$1,991
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	10	3,439	30,322	188,611	30,332	192,050
US Government agency	2	120	10,935	68,891	10,937	69,011
Private label	—	26	1,855	59,007	1,855	59,033
Obligations of states and political subdivisions thereof	26	3,099	14,178	101,036	14,204	104,135
Corporate bonds	156	4,913	9,547	84,950	9,703	89,863
Total securities available for sale	$195	$12,681	$66,865	$503,402	$67,060	$516,083

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of June 30, 2024, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at June 30, 2024:

Obligations of US Government-sponsored enterprises

7 out of the total 8 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 3.54% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

474 out of the total 487 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 15.39% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

145 out of the total 159 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 12.83% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

22 of the total 25 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.02% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

61 of the total 67 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.20% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

32 out of the total 35 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 11.53% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	June 30,	December 31,
(in thousands)	2024	2023
Commercial construction	$179,259	$154,048
Commercial real estate owner occupied	277,385	310,015
Commercial real estate non-owner occupied	1,229,493	1,144,566
Tax exempt	38,118	43,688
Commercial and industrial	322,657	310,883
Residential real estate	918,578	940,334
Home equity	90,465	87,683
Consumer other	8,226	7,832
Total loans	3,064,181	2,999,049
Allowance for credit losses	28,855	28,142
Net loans	$3,035,326	$2,970,907

Total unamortized net costs and premiums included in loan totals were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Net unamortized loan origination costs	$2,499	$3,039
Net unamortized fair value discount on acquired loans	(2,644)	(2,891)
Total	$(145)	$148

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $13.2 million and $11.9 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended June 30, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$3,697	$—	$—	$520	$4,217
Commercial real estate owner occupied	3,081	—	—	(461)	2,620
Commercial real estate non-owner occupied	9,155	—	—	419	9,574
Tax exempt	113	—	—	(3)	110
Commercial and industrial	3,834	(18)	16	150	3,982
Residential real estate	7,651	—	3	(138)	7,516
Home equity	752	—	1	10	763
Consumer other	72	(88)	1	88	73
Total	$28,355	$(106)	$21	$585	$28,855

	At or for the Six Months Ended June 30, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$4,261	$—	$—	$(44)	$4,217
Commercial real estate owner occupied	2,863	(3)	—	(240)	2,620
Commercial real estate non-owner occupied	9,443	—	—	131	9,574
Tax exempt	119	—	—	(9)	110
Commercial and industrial	3,259	(83)	17	789	3,982
Residential real estate	7,352	—	8	156	7,516
Home equity	767	—	4	(8)	763
Consumer other	78	(133)	29	99	73
Total	$28,142	$(219)	$58	$874	$28,855

	At or for the Three Months Ended June 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$3,034	$—	$—	$343	$3,377
Commercial real estate owner occupied	2,348	—	139	79	2,566
Commercial real estate non-owner occupied	9,344	—	—	137	9,481
Tax exempt	93	—	—	8	101
Commercial and industrial	3,615	(121)	49	70	3,613
Residential real estate	7,305	(4)	7	68	7,376
Home equity	792	(12)	2	(14)	768
Consumer other	76	(62)	7	59	80
Total	$26,607	$(199)	$204	$750	$27,362

	At or for the Six Months Ended June 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$798	$3,377
Commercial real estate owner occupied	2,189	—	139	238	2,566
Commercial real estate non-owner occupied	9,341	—	—	140	9,481
Tax exempt	93	—	—	8	101
Commercial and industrial	3,493	(122)	55	187	3,613
Residential real estate	7,274	(8)	15	95	7,376
Home equity	811	(12)	4	(35)	768
Consumer other	80	(125)	8	117	80
Total	$25,860	$(267)	$221	$1,548	$27,362

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning Balance	$3,639	$3,735	$3,825	$3,910
Provision for credit losses	—	45	(186)	(130)
Ending Balance	$3,639	$3,780	$3,639	$3,780

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of June 30, 2024:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$3,134	$28,460	$120,612	$12,931	$3,927	$10,195	$179,259
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$3,134	$28,460	$120,612	$12,931	$3,927	$10,195	$179,259
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$2,505	$51,829	$61,677	$30,689	$19,739	$103,496	$269,935
Special mention	—	147	—	—	1,310	2,339	3,796
Substandard	—	—	—	—	—	3,547	3,547
Doubtful	—	—	—	—	—	107	107
Total	$2,505	$51,976	$61,677	$30,689	$21,049	$109,489	$277,385
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$55,812	$41,109	$345,156	$235,349	$134,787	$314,034	$1,126,247
Special mention	—	—	9,336	21,404	27,864	19,646	78,250
Substandard	—	7,756	—	—	—	17,240	24,996
Doubtful	—	—	—	—	—	—	—
Total	$55,812	$48,865	$354,492	$256,753	$162,651	$350,920	$1,229,493
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$1,706	$2,820	$6,528	$713	$208	$26,143	$38,118
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,706	$2,820	$6,528	$713	$208	$26,143	$38,118
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$33,902	$67,597	$63,974	$16,419	$35,986	$78,221	$296,099
Special mention	11	15,725	1,385	997	243	3,281	21,642
Substandard	—	148	549	199	117	3,816	4,829
Doubtful	—	—	—	—	—	87	87
Total	$33,913	$83,470	$65,908	$17,615	$36,346	$85,405	$322,657
Current period gross write-offs	—	—	—	62	3	18	83

Residential real estate
Performing	$13,797	$78,444	$181,085	$159,689	$92,599	$389,312	$914,926
Nonperforming	—	—	469	—	—	3,183	3,652
Total	$13,797	$78,444	$181,554	$159,689	$92,599	$392,495	$918,578
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$6,765	$15,957	$15,632	$7,138	$5,977	$38,080	$89,549
Nonperforming	—	54	—	55	—	807	916
Total	$6,765	$16,011	$15,632	$7,193	$5,977	$38,887	$90,465
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$3,310	$2,229	$1,261	$462	$167	$792	$8,221
Nonperforming	—	—	—	3	1	1	5
Total	$3,310	$2,229	$1,261	$465	$168	$793	$8,226
Current period gross write-offs	—	32	3	—	2	96	133

Total Loans	$120,942	$312,275	$807,664	$486,048	$322,925	$1,014,327	$3,064,181

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$57,603	$61,015	$43,228	$20,209	$20,462	$91,187	$293,704
Special mention	160	387	7,488	1,596	—	3,066	12,697
Substandard	—	—	—	—	—	3,497	3,497
Doubtful	—	—	—	—	—	117	117
Total	$57,763	$61,402	$50,716	$21,805	$20,462	$97,867	$310,015
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$41,270	$353,613	$199,311	$127,231	$78,759	$238,973	$1,039,157
Special mention	7,809	—	14,134	37,249	15,246	17,108	91,546
Substandard	—	—	—	—	—	13,863	13,863
Doubtful	—	—	—	—	—	—	—
Total	$49,079	$353,613	$213,445	$164,480	$94,005	$269,944	$1,144,566
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$80,942	$69,402	$22,205	$38,824	$14,739	$77,273	$303,385
Special mention	364	1,446	—	776	28	3,588	6,202
Substandard	58	94	186	109	95	532	1,074
Doubtful	—	—	—	—	87	135	222
Total	$81,364	$70,942	$22,391	$39,709	$14,949	$81,528	$310,883
Current period gross write-offs	—	—	—	—	5	659	664

Performing	$72,395	$194,109	$165,434	$96,016	$62,648	$345,823	$936,425
Nonperforming	—	—	41	—	234	3,634	3,909
Total	$72,395	$194,109	$165,475	$96,016	$62,882	$349,457	$940,334
Current period gross write-offs	—	—	—	—	—	8	8

Home equity
Performing	$15,582	$15,334	$7,873	$6,633	$4,800	$36,652	$86,874
Nonperforming	—	—	—	—	—	809	809
Total	$15,582	$15,334	$7,873	$6,633	$4,800	$37,461	$87,683
Current period gross write-offs	—	—	—	—	—	12	12

Consumer other
Performing	$4,128	$1,787	$696	$301	$51	$864	$7,827
Nonperforming	—	—	4	1	—	—	5
Total	$4,128	$1,787	$700	$302	$51	$864	$7,832
Current period gross write-offs	—	52	18	5	—	214	289

Total Loans	$300,691	$804,770	$497,365	$333,145	$197,739	$865,339	$2,999,049

Past Dues

The following is a summary of past due loans for the periods ended:

	June 30, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$179,259	$179,259
Commercial real estate owner occupied	—	835	—	835	276,550	277,385
Commercial real estate non-owner occupied	206	—	89	295	1,229,198	1,229,493
Tax exempt	—	—	—	—	38,118	38,118
Commercial and industrial	172	45	1,094	1,311	321,346	322,657
Residential real estate	629	222	1,123	1,974	916,604	918,578
Home equity	542	214	75	831	89,634	90,465
Consumer other	35	39	1	75	8,151	8,226
Total	$1,584	$1,355	$2,382	$5,321	$3,058,860	$3,064,181

	December 31, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$154,048	$154,048
Commercial real estate owner occupied	—	—	—	—	310,015	310,015
Commercial real estate non-owner occupied	—	—	103	103	1,144,463	1,144,566
Tax exempt	—	—	—	—	43,688	43,688
Commercial and industrial	465	59	330	854	310,029	310,883
Residential real estate	1,520	627	1,999	4,146	936,188	940,334
Home equity	600	—	337	937	86,746	87,683
Consumer other	10	2	—	12	7,820	7,832
Total	$2,595	$688	$2,769	$6,052	$2,992,997	$2,999,049

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	June 30, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	91	—	—
Commercial real estate non-owner occupied	311	190	—
Tax exempt	—	—	—
Commercial and industrial	1,302	99	—
Residential real estate	3,652	943	34
Home equity	916	1	—
Consumer other	5	1	—
Total	$6,277	$1,234	$34

	December 31, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	103	44	—
Commercial real estate non-owner occupied	340	224	—
Tax exempt	—	—	—
Commercial and industrial	363	6	—
Residential real estate	3,908	1,131	118
Home equity	809	1	22
Consumer other	5	—	—
Total	$5,528	$1,406	$140

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	June 30, 2024		December 31, 2023
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	91	—	104	—
Commercial real estate non-owner occupied	311	—	340	—
Tax exempt	—	—	—	—
Commercial and industrial	1,302	—	229	134
Residential real estate	3,652	—	3,908	—
Home equity	916	—	808	—
Consumer other	5	—	5	—
Total	$6,277	$—	$5,394	$134

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and 2023, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended June 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	—%
Six Months Ended June 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	32	—	—	0.00
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$32	$—	$—	—

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended June 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	1,419	—	18	0.46
Residential real estate	—	—	—	101	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$1,419	$101	$18	0.05%
Six Months Ended June 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	1,419	—	18	0.46
Residential real estate	—	—	—	101	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$1,419	$101	$18	0.05%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

(in thousands)	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	—	—	—%
Six Months Ended June 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	—	—	—
Residential real estate	—	64.00	—
Home equity	—	—	—
Consumer other	—	—	—
Total	—	64.00	—%

(in thousands)	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	—	3.82	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	—	3.82	—%
Six Months Ended June 30, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	—	3.82	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	—	3.82	—%

Foreclosure

There were $36 thousand of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of June 30, 2024. Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2023 totaled $430 thousand.

Mortgage Banking

Loans held for sale at June 30, 2024 had an unpaid principal balance of $3.8 million and $2.2 million as of December 31, 2023.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $10.9 million at June 30, 2024, and $5.0 million at December 31, 2023.

For the three months ended June 30, 2024 and 2023, we sold $8.8 million and $5.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $216 thousand and $16 thousand, respectively. For the six months ended June 30, 2024 and 2023, we sold $17.2 million and $6.1 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $184 thousand and $8 thousand, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at June 30, 2024 and December 31, 2023 are summarized, as follows:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$254,300	5.46%	$232,300	5.46%
Advances from the FRB BTFP	65,000	4.76	30,000	4.90
Other borrowings	9,776	0.47	8,465	0.56
Total short-term borrowings	329,076	5.18	270,765	5.22
Long-term borrowings
Advances from the FHLB	274	2.70	279	4.39
Subordinated borrowings	60,540	6.22	60,461	6.22
Total long-term borrowings	60,814	6.21	60,740	6.21
Total	$389,890	5.34%	$331,505	5.40%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2024 and December 31, 2023. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “Reserve Bank”). At June 30, 2024, our available secured line of credit at the FRB was $157.3 million versus $156.6 million at December 31, 2023. We have pledged certain loans and securities to the FRB to support this arrangement.

As of June 30, 2024, we maintained a Bank Term Funding Program (the “BTFP”) balance of $65 million at a fixed rate of 4.76% with a maturity date of January 16, 2025. During the first quarter 2024, we prepaid our existing advance of $30 million at a rate of 4.85%, and entered into a new advance for $65 million at a rate of 4.76%. The BTFP was an additional source of liquidity with favorable prepayment terms, as we may prepay at any time without penalty. As announced by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on January 24, 2024, the BTFP has ceased making new loans effective March 11, 2024.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of June 30, 2024 and December 31, 2023. There was no outstanding balance on the line of credit as of June 30, 2024 and December 31, 2023.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at June 30, 2024 include no callable advances and amortizing advances of $274 thousand. There were no callable advances outstanding and $279 thousand of amortizing advances at December 31, 2023. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of June 30, 2024 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2024	$254,300	5.46%
Thereafter	274	2.70
Total FHLB advances	$254,574	5.45%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 19, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $79 thousand as of June 30, 2024 and $158 thousand net of amortization as of December 31, 2023, which are netted against the subordinated debt.

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

(in thousands)	June 30, 2024	December 31, 2023
Customer Repurchase Agreements
US Government-sponsored enterprises	$9,776	$8,465
Total	$9,776	$8,465

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2024	December 31, 2023
Time less than $100,000	$452,609	$381,902
Time $100,000 through $250,000	183,367	163,933
Time $250,000 or more	165,167	154,425
Total	$801,143	$700,260

At June 30, 2024 and December 31, 2023, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2024	December 31, 2023
Within 1 year	$778,222	$670,961
Over 1 year to 2 years	14,621	17,000
Over 2 years to 3 years	4,424	6,932
Over 3 years to 4 years	2,479	3,434
Over 4 years to 5 years	1,283	1,795
Over 5 years	114	138
Total	$801,143	$700,260

Included in time deposits are brokered deposits of $281.4 million and $219.6 million at June 30, 2024 and December 31, 2023, respectively.  Also included in time deposits are reciprocal deposits of $53.7 million and $43.3 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	June 30, 2024
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$463,626	14.29%	$259,576	8.00%
Common equity tier 1 capital to risk-weighted assets	370,512	11.42	146,011	4.50
Tier 1 capital to risk-weighted assets	391,132	12.05	194,682	6.00
Tier 1 capital to average assets (leverage ratio)	391,132	10.01	156,223	4.00

Bank
Total capital to risk-weighted assets	$457,619	14.12%	$259,238	8.00%
Common equity tier 1 capital to risk-weighted assets	425,125	13.12	145,822	4.50
Tier 1 capital to risk-weighted assets	425,125	13.12	194,429	6.00
Tier 1 capital to average assets (leverage ratio)	425,125	10.89	156,094	4.00

	December 31, 2023
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$450,160	14.24%	$252,888	8.00%
Common equity tier 1 capital to risk-weighted assets	357,574	11.31	142,249	4.50
Tier 1 capital to risk-weighted assets	378,194	11.96	189,666	6.00
Tier 1 capital to average assets (leverage ratio)	378,194	9.70	156,022	4.00

Bank
Total capital to risk-weighted assets	$441,278	13.97%	$252,642	8.00%
Common equity tier 1 capital to risk-weighted assets	409,312	12.96	142,111	4.50
Tier 1 capital to risk-weighted assets	409,312	12.96	189,482	6.00
Tier 1 capital to average assets (leverage ratio)	409,312	10.50	155,908	4.00

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

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive loss is, as follows:

(in thousands)	June 30, 2024	December 31, 2023
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(68,455)	$(62,351)
Net unrealized loss on hedging derivatives	(2,571)	(1,322)
Net unrealized loss on post-retirement plans	(1,517)	(1,540)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	16,142	14,702
Net unrealized loss on hedging derivatives	606	312
Net unrealized loss on post-retirement plans	308	337
Accumulated other comprehensive loss	$(55,487)	$(49,862)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2024
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(3,457)	$815	$(2,642)
Less: reclassification adjustment for gains realized in net income	50	(12)	38
Net unrealized loss on AFS securities	(3,507)	827	(2,680)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(312)	73	(239)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(312)	73	(239)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(3,819)	$900	$(2,919)

Three Months Ended June 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(6,057)	$1,396	$(4,661)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(6,057)	1,396	(4,661)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	321	(73)	248
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	321	(73)	248

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(5,736)	$1,323	$(4,413)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2024
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(6,054)	$1,428	$(4,626)
Less: reclassification adjustment for gains realized in net income	50	(12)	38
Net unrealized loss on AFS securities	(6,104)	1,440	(4,664)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(1,249)	294	(955)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized loss on hedging derivatives	(1,249)	294	(955)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	22	(28)	(6)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on post-retirement plans	22	(28)	(6)
Other comprehensive loss	$(7,331)	$1,706	$(5,625)

Six Months Ended June 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(17)	$(18)	$(35)
Less: reclassification adjustment for gains realized in net income	34	(8)	26
Net unrealized loss on AFS securities	(51)	(10)	(61)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	1,088	(251)	837
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on hedging derivatives	1,088	(251)	837

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive income	$1,037	$(261)	$776

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and six months ended June 30, 2024 and 2023:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended June 30, 2024
Balance at beginning of period	$(49,633)	$(1,726)	$(1,209)	$(52,568)
Other comprehensive loss before reclassifications	(2,642)	(239)	—	(2,881)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive loss	(2,680)	(239)	—	(2,919)
Balance at end of period	$(52,313)	$(1,965)	$(1,209)	$(55,487)

Three Months Ended June 30, 2023
Balance at beginning of period	$(50,646)	$(1,205)	$(1,300)	$(53,151)
Other comprehensive (loss) gain before reclassifications	(4,661)	248	—	(4,413)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss) gain	(4,661)	248	—	(4,413)
Balance at end of period	$(55,307)	$(957)	$(1,300)	$(57,564)

Six Months Ended June 30, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive loss before reclassifications	(4,626)	(955)	(6)	(5,587)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive loss	(4,664)	(955)	(6)	(5,625)
Balance at end of period	$(52,313)	$(1,965)	$(1,209)	$(55,487)

Six Months Ended June 30, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive (loss) gain before reclassifications	(35)	837	—	802
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive (loss) gain	(61)	837	—	776
Balance at end of period	$(55,307)	$(957)	$(1,300)	$(57,564)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2024	2023	2024	2023	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$50	$—	$50	$34	Non-interest income
Tax effect	(12)	—	(12)	(8)	Tax expense
Total reclassifications for the period	$38	$—	$38	$26

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2024	2023	2024	2023
Net income	$10,257	$10,791	$20,352	$23,803

Average number of basic common shares outstanding	15,227,457	15,139,057	15,212,897	15,124,533
Plus: dilutive effect of stock options and awards outstanding	47,964	40,882	59,782	61,249
Average number of diluted common shares outstanding(1)	15,275,421	15,179,939	15,272,679	15,185,782

Earnings per share:
Basic	$0.67	$0.71	$1.34	$1.57
Diluted	0.67	0.71	1.33	1.57
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	0.5	$1,670	Other assets
Interest rate swap on variable rate loans	50,000	1.7	(3,261)	Other liabilities
Total cash flow hedges	125,000		(1,591)

Fair value hedges:
Interest rate swap on securities	37,190	5.1	4,361	Other assets
Total fair value hedges	37,190		4,361

Economic hedges:
Forward sale commitments	10,850	—	15	Other assets
Customer Loan Swaps-MNA Counterparty	177,994	4.7	(16,744)	Other liabilities
Customer Loan Swaps-RPA Counterparty	152,204	4.6	—	Other liabilities
Customer Loan Swaps-Customer	330,198	4.6	16,744	Other assets
Total economic hedges	671,246		15

Non-hedging derivatives:
Interest rate lock commitments	7,467	0.1	146	Other assets
Total non-hedging derivatives	7,467		146

Total	$840,903		$2,931

	December 31, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	1.0	$2,803	Other assets
Interest rate swap on variable rate loans	50,000	2.2	(3,459)	Other liabilities
Total cash flow hedges	125,000		(656)

Fair value hedges:
Interest rate swap on securities	37,190	5.6	3,844	Other assets
Total fair value hedges	37,190		3,844

Economic hedges:
Forward sale commitments	5,000	—	(20)	Other liabilities
Customer Loan Swaps-MNA Counterparty	184,826	5.0	(14,842)	Other liabilities
Customer Loan Swaps-RPA Counterparty	142,199	4.9	—	Other liabilities
Customer Loan Swaps-Customer	327,025	4.9	14,842	Other assets
Total economic hedges	659,050		(20)

Non-hedging derivatives:
Interest rate lock commitments	3,153	0.1	63	Other assets
Total non-hedging derivatives	3,153		63

Total	$824,393		$3,231

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
June 30, 2024
Interest rate swap on securities	Securities available for sale	$31,849	$(5,341)

December 31, 2023
Interest rate swap on securities	Securities available for sale	$32,680	$(4,510)

Information about derivative assets and liabilities for the three and six months ended June 30, 2024 and 2023, follows:

	Three Months Ended June 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(528)	Interest expense	$—	Interest expense	$828
Interest rate swap on variable rate loans	262	Interest income	—	Interest income	(585)
Total cash flow hedges	(266)		—		243

Fair value hedges:
Interest rate swap on securities	28	Interest income	—	Interest income	371
Total fair value hedges	28		—		371

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	31
Total economic hedges	—		—		31

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	90
Total non-hedging derivatives	—		—		90

Total	$(238)		$—		$735

	Three Months Ended June 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$387	Interest expense	$—	Interest expense	$745
Interest rate swap on variable rate loans	(462)	Interest income	—	Interest income	(531)
Total cash flow hedges	(75)		—		214

Fair value hedges:
Interest rate swap on securities	321	Interest income	—	Interest income	330
Total economic hedges	321		—		330

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	49
Total economic hedges	—		—		49

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(111)
Total non-hedging derivatives	—		—		(111)

Total	$246		$—		$482

	Six Months Ended June 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(866)	Interest expense	$—	Interest expense	$1,655
Interest rate swap on variable rate loans	151	Interest income	—	Interest income	(1,170)
Total cash flow hedges	(715)		—		485

Fair value hedges:
Interest rate swap on securities	(240)	Interest expense	—	Interest income	741
Total fair value hedges	(240)		—		741

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	35
Total economic hedges	—		—		35

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	83
Total non-hedging derivatives	—		—		83

Total	$(955)		$—		$1,344

	Six Months Ended June 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(222)	Interest expense	$—	Interest expense	$1,409
Interest rate swap on variable rate loans	130	Interest income	—	Interest income	(997)
Total cash flow hedges	(92)		—		412

Fair value hedges:
Interest rate swap on securities	929	Interest income	—	Interest income	616
Total economic hedges	929		—		616

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	49
Total economic hedges	—		—		49

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(103)
Total non-hedging derivatives	—		—		(103)

Total	$837		$—		$974

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$40,634	$6,204	$14,780	$4,299	$9,633

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	828	—
Interest rate swap on variable rate loans	(585)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	371	—	—	—

	Three Months Ended June 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$36,917	$5,964	$8,590	$5,501	$8,980

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	745	—
Interest rate swap on variable rate loans	(531)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	330	—	—	—

	Six Months Ended June 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$80,104	$12,557	$29,312	$7,535	$18,219

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	1,655	—
Interest rate swap on variable rate loans	(1,169)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	741	—	—	—

	Six Months Ended June 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$71,477	$11,755	$13,855	$9,681	$18,164

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	1,409	—
Interest rate swap on variable rate loans	(997)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	616	—	—	—

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	in Non-interest Income	2024	2023	2024	2023
Economic hedges:
Forward commitments	Mortgage banking income	$31	$49	$35	$49

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	90	(111)	83	(103)

Cash flow hedges

Interest rate swaps on wholesale funding

As of June 30, 2024, we have two interest rate swaps on wholesale borrowings to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered into in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the daily SOFR rate plus 26 basis points. We designated the swaps as cash flow hedges.

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

The below tables describe the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of June 30, 2024
Customer Loan Derivatives:
MNA counterparty	$(16,744)	$16,744	$—	$—
RPA counterparty	—	—	—	—
Total	$(16,744)	$16,744	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2023
Customer Loan Derivatives:
MNA counterparty	$(14,842)	$14,842	$—	$—
RPA counterparty	—	—	—	—
Total	$(14,842)	$14,842	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,650	$—	$1,650
Mortgage-backed securities:
US Government-sponsored enterprises	—	182,171	—	182,171
US Government agency	—	86,307	—	86,307
Private label	—	45,731	—	45,731
Obligations of states and political subdivisions thereof	—	106,402	—	106,402
Corporate bonds	—	90,667	—	90,667
Loans held for sale	—	3,897	—	3,897
Derivative assets	—	22,775	161	22,936
Derivative liabilities	—	(20,005)	—	(20,005)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,992	$—	$1,992
Mortgage-backed securities:
US Government-sponsored enterprises	—	193,282	—	193,282
US Government agency	—	74,213	—	74,213
Private label	—	59,051	—	59,051
Obligations of states and political subdivisions thereof	—	110,168	—	110,168
Corporate bonds	—	95,868	—	95,868
Loans held for sale	—	2,189	—	2,189
Derivative assets	—	21,775	63	21,838
Derivative liabilities	—	(18,587)	(20)	(18,607)

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of June 30, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2024 and 2023:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended June 30, 2024
Balance at beginning of period	$56	$(16)
Realized gain recognized in non-interest income	90	31
Balance at end of period	$146	$15

Three Months Ended June 30, 2023
Balance at beginning of period	$8	$—
Realized gain (loss) recognized in non-interest income	28	49
Balance at end of period	$36	$49

Six Months Ended June 30, 2024
Balance at beginning of period	$63	$(20)
Realized gain recognized in non-interest income	83	35
Balance at end of period	$146	$15

Six Months Ended June 30, 2023
Balance at beginning of period	$—	$—
Realized loss recognized in non-interest income	36	49
Balance at end of period	$36	$49

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value
(in thousands,	June 30,	Valuation	Unobservable	Unobservable
except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$146	Pull-through Rate Analysis	Closing Ratio	93%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	15	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100 to $102.8
Total	$161

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$63	Pull-through Rate Analysis	Closing Ratio	95%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(20)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.9 to $103.3
Total	$43

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

				Fair Value
				Measurement Date as of
	Jun 30, 2024	Dec 31, 2023	June 30, 2024	June 30, 2024
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$2,629	$3,500	$(871)	June 2024
Capitalized servicing rights	6,994	6,764	230	June 2024
Premises held for sale	252	1,154	(902)	June 2024
Total	$9,875	$11,418	$(1,543)

There are no liabilities measured at fair value on a non-recurring basis in 2024 and 2023.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value June 30, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$1,752	Fair value of collateral-appraised value	Loss severity	10% to 40%
			Appraised value	$215 to $680

Individually evaluated loans	877	Discount cash flow	Discount rate	3.25% to 4.99%
			Cash flows	$317 to $510

Capitalized servicing rights	6,994	Discounted cash flow	Constant prepayment rate	6.83%
			Discount rate	10.06%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$265
			Selling Costs	5%
Total	$9,875
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,437	Fair value of collateral-appraised value	Loss severity	10% to 43%
			Appraised value	$80 to $965

Individually evaluated loans	1,063	Discount cash flow	Discount rate	3.25% to 7.13%
			Cash flows	$2 to $520

Capitalized servicing rights	6,764	Discounted cash flow	Constant prepayment rate	7.20%
			Discount rate	10.06%

Premises held for sale	1,154	Fair value of asset less selling costs	Appraised value	$1,223
			Selling Costs	6%
Total	$11,418
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2024 and December 31, 2023.

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

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of June 30, 2024 and December 31, 2023.

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

	June 30, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$101,836	$101,836	$101,836	$—	$—
Securities available for sale	512,928	512,928	—	512,928	—
FHLB stock	14,755	14,755	—	14,755	—
Loans held for sale	3,897	3,897	—	3,897	—
Net loans	3,035,326	2,869,157	—	—	2,869,157
Accrued interest receivable	4,958	4,958	—	4,958	—
Cash surrender value of bank-owned life insurance policies	81,221	81,221	—	81,221	—
Derivative assets	22,936	22,936	—	22,775	161

Financial Liabilities
Non-maturity deposits	$2,339,323	$2,184,194	$—	$2,184,194	$—
Time deposits	801,143	793,797	—	793,797	—
Securities sold under agreements to repurchase	74,775	74,775	—	74,775	—
FRB advances	65,000	65,000	—	65,000	—
FHLB advances	254,574	254,393	—	254,393	—
Subordinated borrowings	60,541	68,573	—	68,573	—
Derivative liabilities	20,005	20,005	—	20,005	—

	December 31, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,842	$94,842	$94,842	$—	$—
Securities available for sale	534,574	534,574	—	534,574	—
FHLB stock	14,834	14,834	—	14,834	—
Loans held for sale	2,189	2,189	—	2,189	—
Net loans	2,970,907	2,832,173	—	—	2,832,173
Accrued interest receivable	4,921	4,921	—	4,921	—
Cash surrender value of bank-owned life insurance policies	80,037	80,037	—	80,037	—
Derivative assets	21,838	21,838	—	21,775	63

Financial Liabilities
Non-maturity deposits	$2,482,012	$2,325,307	$—	$2,325,307	$—
Time deposits	658,482	651,855	—	651,855	—
Securities sold under agreements to repurchase	8,465	8,465	—	8,465	—
FRB advances	30,000	30,000	—	30,000	—
FHLB advances	232,579	232,375	—	232,375	—
Subordinated borrowings	60,422	67,635	—	67,635	—
Derivative liabilities	15,607	15,607	—	15,587	20

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Non-interest income within the scope of ASC 606:
Trust management fees	$3,745	$3,498	$6,987	$6,589
Financial services fees	448	307	876	771
Interchange fees	1,895	1,928	3,865	3,938
Customer deposit fees	1,587	1,590	3,089	3,019
Other customer service fees	255	256	493	494
Total non-interest income within the scope of ASC 606	7,930	7,579	15,310	14,811
Total non-interest income not within the scope of ASC 606	1,703	1,401	2,909	3,353
Total non-interest income	$9,633	$8,980	$18,219	$18,164

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,969	$3,848	$7,895	$7,797
Products and services transferred over time	3,961	3,731	7,415	7,014
Total	$7,930	$7,579	$15,310	$14,811

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

Financial Services Fees

Bar Harbor Financial Services is a branch office of Osaic Institutions, Inc. (“Osaic”), a full-service third-party broker-dealer, conducting business under the assumed business name “Bar Harbor Financial Services.” Osaic is an independent registered broker-dealer and is not affiliated with the Company or its subsidiaries. We have a revenue sharing agreement with Osaic for any financial service fee income generated. Financial services fees are recognized at a point in time upon the completion of service requirements.

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	June 30, 2024	December 31, 2023
Balances from contracts with customers only:
Other Assets	$1,274	$1,178
Other Liabilities	1,531	1,769

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2024 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

●	Liquidity remains strong, with cash and available for sale securities representing approximately 14.1% of our total assets at June 30, 2024. We maintain the ability to access considerable sources of contingent liquidity at the FHLB and the FRB. We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with capital ratios of both the Company and the Bank remaining well-capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” to our unaudited consolidated financial statements.

●	Asset quality remains solid, with a non-performing asset to total assets of 0.16% of our total assets as of June 30, 2024 and net charge-offs of $85 thousand, reflecting our strong credit performance in midst of a challenging environment.

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

QUARTERLY PERFORMANCE SUMMARY

Earnings (second quarter 2024, compared to the same period of 2023)

●	GAAP net income was $10.3 million and $0.67 per diluted share and core (Non-GAAP) net income was $10.0 million or $0.66 per diluted share compared to GAAP and core (Non-GAAP) net income of $10.8 million or $0.71 per diluted share.

●	Return on assets was 1.04% versus 1.10% and return on equity was 9.46% compared to 10.49%. The decrease in both ratios reflect higher respective average asset and equity balances and slightly lower net income driven by increased cost of funds. See the “Financial Position” section for further discussion.

●	Net interest income was $27.8 million compared to $28.8 million and net interest margin (“NIM”) was 3.09%, versus 3.22%. The decrease was primarily driven by higher cost of funds offset in part by yield expansion on earnings assets.

●	The provision for credit losses was an expense of $585 thousand compared with $750 thousand. Our credit trends continue to remain strong. Non-performing assets remain at 16 basis points of total assets while net charge-offs to average loans remain near zero.

●	Non-interest income was $9.6 million compared to $9.0 million in the same quarter 2023. Wealth management income experienced 10% growth to $4.2 million compared to $3.8 million in the in the second quarter 2023. Assets under management grew 12% in the second quarter 2024 to $2.6 billion from $2.3 billion in the second quarter 2023 driven by higher security valuations and a 2% growth in the managed accounts.

●	Non-interest expense was $24.0 million in the second quarter 2024 compared to $23.4 million in the second quarter 2023 driven by salary and benefits, and other expenses offset by the gain on sale of our Avery Lane office and lower professional services fees. Other expenses increased to $4.4 million from $4.2 million in the second quarter 2023 primarily due to increases in charitable contributions to the community, software expenses, and debit and ATM card expenses.

●	Efficiency ratio was 62.96% compared to 60.25% reflecting lower net interest income.

Financial Position (June 30, 2024, compared to March 31, 2024)

●	Total assets grew $75.2 million at the end of the second quarter 2024 compared to the first quarter 2024 primarily due to loan growth and higher cash balances partially offset by lower securities available for sale at the end of the quarter.

●	Total cash and cash equivalents were $101.8 million, compared to $76.2 million at end of the first quarter 2024. Interest-earning deposits held with other banks totaled $62.2 million compared to $45.5 million at end of the first quarter and yielded 5.65% and 5.88%, respectively.

●	Securities available for sale decreased to $512.9 million compared to $527.6 million in the first quarter 2024 driven by amortizing securities pay-downs partially offset by security purchases. The weighted average yield of the total securities portfolio for the second quarter 2024 was 4.00% compared to 4.02% at the end of the previous quarter.

●	Total loans grew $52.5 million or 7% on an annualized basis. Commercial loans grew by $68.6 million or 14% annualized compared to first quarter 2024.

●	Credit quality continues to remain stable and strong. The ratio of the ACL to total loans was 0.94% for both periods. Net charge-offs continue to be insignificant and near zero.

●	Total deposits were at $3.1 billion at the end of the second quarter 2024 and first quarter 2024. We continued to see a shift from non-maturity deposits to certificate of deposit accounts (“CDs”).

●	Senior borrowings increased $59.9 million to $329.4 million from the first quarter 2024 driven by funding loan growth and liquidity.

●	The Company's book value per share was $28.81 as of June 30, 2024 compared to $28.64 as of March 31, 2024. Unrealized losses on securities, net of taxes, reduced book value per share by $3.43 and $3.26 at the end of those respective periods. Tangible book value per share (non-GAAP) was $20.68 at the end of the second quarter 2024, compared to $20.48 at the end of the first quarter 2024.

In the first quarter of 2024, we were recognized by Forbes as one of the “World’s Best Banks” for the second consecutive year. Of the 75 US-based banks to make the list, Bar Harbor Bank & Trust is one of only three banks headquartered in Northern New England.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2024 AND DECEMBER 31, 2023

Cash and cash equivalents

Total cash and cash equivalents were $101.8 million, compared to $94.8 million at year-end 2023. Interest-earning cash held with other banks totaled $62.1 million compared to $52.6 million at year-end 2023 and yielded 5.65% and 6.42%, respectively.

Securities

Securities decreased to $512.9 million compared to $534.6 million at year-end 2023 driven by $408 thousand in net amortization, and $22.0 million of amortizing securities pay-downs offset by security purchases of $18.1 million. Fair value adjustments decreased the security portfolio by $68.5 million at quarter-end compared to $62.4 million at year-end. The year to date weighted average yield of the securities portfolio was 4.00% compared to 3.85% at year-end primarily due to a run-off of lower coupon fixed-rate securities. As of quarter-end and year-end, our securities portfolio had an average life of nine years with an effective duration of five years and all securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

Loans

Total loans grew 4%, on an annualized basis to $3.1 billion. Commercial loans grew by $103.7 million driven by an $82.6 million or 11% increase in commercial real estate and $21.1 million or 11% increase in commercial and industrial growth. Residential loans decreased by $35.2 million or 7% compared to the fourth quarter 2023, primarily due to continued lower demand for prevailing mortgage rates. Tax exempt loans decreased by $6.2 million or 21% driven by payoffs within the second quarter 2024.

Allowance for Credit Losses

The ACL increased to $28.9 million at the end of second quarter 2024 compared to $28.1 million at the end of the fourth quarter 2023.  Our ACL continues to be driven by a combination of portfolio loan growth, nominal credit movement and general macroeconomic trends.  Non-accruing loans increased during the second quarter 2024 to $6.3 million from $5.5 million in the fourth quarter 2023, but declined 6% on a year-over-year basis. Charge-offs and specific reserves on non-accruing loans remain nominal, with these non-accruing relationships supported by relatively strong collateral values.

Deposits and Borrowings

Total deposits were flat at $3.1 billion. Time deposits increased by $100.9 million primarily due to remix into higher yielding deposit categories. Weighted average yield on time deposits increased to 4.25% from 2.14% as of the fourth quarter 2023. Brokered CDs increased by $73.1 million compared to year end.  Interest bearing demand deposits decreased $64.9 million at a weighted average yield of 1.39% compared to 1.33% as of the fourth quarter 2023. Non-interest bearing demand deposits decreased $16.6 million compared to the fourth quarter 2023. Senior borrowings increased $58.3 million to $329.3 million in the second quarter 2024 compared to $271.0 million at the end of the fourth quarter 2023.

Equity

Total equity was $438.9 million at June 30, 2024 compared with $432.1 million at year-end. Tangible book value per share (non-GAAP) was $20.68 at June 30, 2024 compared with $20.28 at year-end. Equity including Fair value adjustments decreased the security portfolio by $68.5 million at quarter-end compared to $62.4 million at year-end.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

Net Income

Net income in the second quarter 2024 was $10.3 million, compared to $10.8 million.  Diluted earnings per share was $0.67, compared to $0.71. Net income for the first half of 2024 was $20.4 million, or $1.33 per diluted share compared to $23.8 million, or $1.57 per diluted share, in the same period of 2023. The decrease was primarily driven by a higher cost of funds partially offset by rising asset yields in the second quarter and first half of 2024.

Interest and Dividend Income

Total interest and dividend income in the second quarter 2024 increased by $4.0 million or 9.23% to $46.8 million compared to $42.8 million in the second quarter 2023 primarily driven by the repricing of adjustable loans and originations of higher fixed rate loans within the commercial portfolio. The yield on commercial real estate loans grew to 5.61% at the end of the second quarter 2024 from 5.21% in the second quarter 2023. Commercial and industrial yield grew to 6.76% at the end of the second quarter 2024 compared to 6.42% at the end of the second quarter 2023. Increases in yields were driven by the current rate environment.

Total interest and dividend income in the first half 2024 increased by $9.4 million or 11.33% to $92.7 million compared to $83.2 million in comparative prior year primarily driven by the growth in the portfolio driven by originations of higher fixed rate loans and the repricing of the adjustable loans within the commercial portfolio. The yield on commercial real estate loans grew to 5.53% at the end of the first half 2024 from 5.14% in the first half 2023. Commercial and industrial yield grew to 6.71% at the end of the first half 2024 compared to 6.14% at the end of the first half 2023. Increases in yields were driven by the current rate environment.

Net Interest Income

NIM in the second quarter 2024 was 3.09% compared to 3.22% in the second quarter 2023. The yield on loans grew to 5.41% in the second quarter 2024, up from 4.99% in the same quarter 2023.  Costs of interest-bearing deposits increased to 2.35% from 1.45% in the second quarter 2023. Borrowings decreased $69.5 million from the second quarter 2023 compounded with a decrease in yields on interest bearing liabilities to 4.57% in the second quarter 2024.

NIM in the first half of 2024 was 3.12% compared to 3.39% in the first half of 2023.  The yield on loans grew to 5.36% in the first half 2024, up from 4.90% in the comparative period 2023.  Costs of interest-bearing deposits increased to 2.30% from 1.18% in the first half 2023. Borrowings decreased $69.5 million from the second quarter 2023 compounded with a decrease in yields on interest bearing liabilities to 4.45% in the first half 2024.

The decrease in both periods was primarily driven by higher cost of funds partially offset by lower borrowing costs. Competitive pricing within the interest rate environment and a $186 million growth in interest-bearing deposit balances year-over-year showing a deposit mix shift from non-maturity deposits to CDs.

Provision for Credit Losses

The provision for credit losses in the second quarter 2024 was $585 thousand compared to $750 thousand in the second quarter 2023 as net charge-offs to total loans continue to remain nominal. Non-accruing loans to total loans declined to 0.20% at the end of second quarter 2024 compared to 0.22% in the second quarter 2023.

The provision for credit losses in the first half 2024 was $874 thousand compared to $1.5 million in the second quarter first half 2023. The increase ACL balance in the first half of 2023 was largely due to loan growth, however, the ratio of ACL to total loans increased to 0.94% in the first half of 2024 from 0.91% at the end of 2023 due to more refined economic forecasting, especially in the national unemployment figures. Net charge-offs to total loans were $161 thousand compared to $49 thousand in the first half of 2023.

Non-Interest Income

Non-interest income was $9.6 million in the second quarter 2024 compared to $9.0 million in the same quarter 2023. Wealth management income grew 10% to $4.2 million compared to $3.8 million in the in the second quarter 2023.  Assets under management grew 12% in the second quarter 2024 to $2.6 billion from $2.3 billion in the second quarter 2023 driven by higher security valuations and a 2% growth in the managed accounts.  Mortgage banking income increased $180 thousand compared to the second quarter 2023 driven by increased margins on our held–for-sale mortgage business.

Non-interest income remained flat $18.2 million in the first half of 2024 and 2023. Wealth management income grew $503 thousand to $7.9 million compared to $7.4 million in the in the first half 2023 driven by the same reasons as discussed in the quarterly above. BOLI income decreased $503 thousand driven by timing of one-time death benefits that occurred during the first quarter 2023.   Mortgage banking income increased $157 thousand compared to the first half 2023 driven by increased volume and margins on our held–for-sale mortgage business.

Non-Interest Expense

Non-interest expense was $24.0 million in the second quarter 2024 compared to $23.4 million in the second quarter 2023 driven by salary and benefits, and other expenses partially offset by the gain on sale of our Avery Lane office and lower professional services fees.  Salary and benefit expenses increased 5% or $637 thousand from the comparative quarter 2023 driven in part by stock compensation due to increases in stock price and lower loan origination fee deferrals in the second quarter 2024. Other expenses increased to $4.4 million from $4.2 million in the second quarter 2023 primarily due to increases in charitable contributions to the community, software expenses, and debit and ATM card expenses.

Non-interest expense in the first half of 2024 was $47.7 million compared to $46.1 million driven by the same reasons as discussed in the quarterly period above.

Income Tax Expense

Income tax expense was $2.5 million in the second quarter 2024 compared with $2.8 million in the prior year quarter.  The effective tax rate was 19.8% the second quarter 2024 compared to 20.8% the second quarter 2023.

Income tax expense for the first half of 2024 was $5.1 million compared with $6.4 million in the prior year first half. The effective tax rate was 20.0% the first half 2024 compared to 21.2% the first half 2023.

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

As of June 30, 2024, available same-day liquidity totaled approximately $1.2 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of June 30, 2024, we had unused borrowing capacity at the FHLB of $364.8 million, unused borrowing capacity at the Federal Reserve of $92.3 million and unused lines of credit totaling $41.0 million, in addition to $101.8 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at June 30, 2024 and December 31, 2023 - Equity” for a discussion of shareholders’ equity together with Note 6 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $8.7 million and $8.1 million for the six months ended June 30, 2024 and 2023, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 – “Basis of Presentation - Recent Accounting Pronouncements” of the Consolidated Financial Statements in this Form 10-Q and Note 1 - “Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Form 10-K. There have been no significant changes in our application of critical accounting policies and estimates since December 31, 2023. Refer to Note 1 – “Basis of Presentation - Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q or prior SEC filings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
PER SHARE DATA
Net earnings, diluted	$0.67	$0.71	$1.33	$1.57
Adjusted earnings, diluted(1)	0.66	0.71	1.31	1.56
Total book value	28.81	27.12	28.81	27.11
Tangible book value per share(1)	20.68	18.88	20.68	18.87
Market price at period end	26.88	24.64	26.88	24.64
Dividends	0.30	0.28	0.58	0.54

PERFORMANCE RATIOS(2)
Return on assets	1.04%	1.10%	1.04%	1.23%
Adjusted return on assets(1)	1.02	1.09	1.02	1.22
Pre-tax, pre-provision return on assets	1.36	1.47	1.34	1.64
Adjusted pre-tax, pre-provision return on assets (1)	1.33	1.46	1.32	1.63
Return on equity	9.46	10.49	9.39	11.71
Adjusted return on equity(1)	9.25	10.42	9.22	11.67
Return on tangible equity	13.44	15.28	13.35	17.10
Adjusted return on tangible equity(1)	13.15	15.19	13.12	17.04
Net interest margin, fully taxable equivalent(1) (3)	3.09	3.22	3.12	3.39
Efficiency ratio(1)	62.96	60.25	62.93	57.40

FINANCIAL DATA (In millions)
Total assets	$4,034	$4,029	$4,034	$4,029
Total earning assets(4)	3,726	3,716	3,726	3,716
Total investments	528	556	528	556
Total loans	3,064	3,007	3,064	3,007
Allowance for credit losses	29	27	29	27
Total goodwill and intangible assets	124	125	124	125
Total deposits	3,140	3,090	3,140	3,090
Total shareholders' equity	439	411	439	411
Net income	10	11	20	24
Adjusted income(1)	10	11	20	24

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries) (annualized)/average loans	0.01%	—%	0.01%	0.01%
Allowance for credit losses/total loans	0.94	0.91	0.94	0.91
Loans/deposits	98	97	98	97
Shareholders' equity to total assets	10.88	10.20	10.88	10.20
Tangible shareholders' equity to total tangible assets(1)	8.06	7.32	8.06	7.32
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and securities are valued at amortized cost.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of June 30, 2024 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	to Date	to Date
Commercial real estate	$1,634,658	$1,574,802	$1,552,061	$1,548,835	$1,551,748	15%	11%
Commercial and industrial	421,297	412,567	400,169	391,347	388,430	8	11
Total commercial loans	2,055,955	1,987,369	1,952,230	1,940,182	1,940,178	14	11

Residential real estate	854,718	873,213	889,904	896,757	907,741	(8)	(7)
Consumer	99,776	95,838	97,001	95,160	96,947	16	6
Tax exempt and other	53,732	55,252	59,914	60,692	62,614	(11)	(21)
Total loans	$3,064,181	$3,011,672	$2,999,049	$2,992,791	$3,007,480	7%	4%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	to Date	to Date
Non-interest bearing demand	$553,067	$544,495	$569,714	$618,421	$602,667	6%	(6)%
Interest-bearing demand	882,068	888,591	946,978	929,481	911,488	(3)	(14)
Savings	544,980	551,493	553,963	572,271	588,769	(5)	(3)
Money market	359,208	365,289	370,242	361,839	351,762	(7)	(6)
Total non-maturity deposits	2,339,323	2,349,868	2,440,897	2,482,012	2,454,686	(2)	(8)
Time	801,143	777,208	700,260	658,482	635,559	12	29
Total deposits	$3,140,466	$3,127,076	$3,141,157	$3,140,494	$3,090,245	2%	—%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2024			2023
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$27,407	$385	5.65%	$21,440	$299	5.59%
Securities available for sale and FHLB stock(2)(3)	606,779	6,038	4.00	636,088	5,888	3.71
Loans:
Commercial real estate	1,600,253	22,302	5.61	1,536,035	19,960	5.21
Commercial and industrial	468,052	7,867	6.76	434,384	6,958	6.42
Residential	865,412	8,879	4.13	911,788	8,537	3.76
Consumer	97,371	1,757	7.26	97,518	1,621	6.67
Total loans (1)	3,031,088	40,805	5.41	2,979,725	37,076	4.99
Total earning assets	3,665,274	47,228	5.18%	3,637,253	43,263	4.77%
Other assets	294,475			293,449
Total assets	$3,959,749			$3,930,702

Liabilities
Interest-bearing demand	$858,657	$2,962	1.39%	$885,091	$2,081	0.94%
Savings	542,950	875	0.65	602,724	559	0.37
Money market	355,731	2,589	2.93	423,013	2,657	2.52
Time	775,932	8,354	4.33	468,188	3,293	2.82
Total interest bearing deposits	2,533,270	14,780	2.35	2,379,016	8,590	1.45
Borrowings	378,121	4,299	4.57	466,402	5,501	4.73
Total interest bearing liabilities	2,911,391	19,079	2.64%	2,845,418	14,091	1.99%
Non-interest bearing demand deposits	546,448			608,180
Other liabilities	65,712			64,346
Total liabilities	3,523,551			3,517,944

Total shareholders' equity	436,198			412,758

Total liabilities and shareholders' equity	$3,959,749			$3,930,702

Net interest spread			2.55%			2.78%
Net interest margin			3.09			3.22
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Six Months Ended June 30,
	2024			2023
	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$34,010	$920	5.44%	$22,506	508	4.55%
Securities available for sale and FHLB stock(2)(3)	590,651	12,078	4.11	623,488	11,695	3.78
Loans:
Commercial real estate	1,581,490	43,489	5.53	1,522,470	38,823	5.14
Commercial and industrial(3)	466,890	15,585	6.71	425,676	12,967	6.14
Residential	874,013	17,883	4.11	906,979	16,797	0.73
Consumer	96,928	3,483	7.23	98,817	3,193	6.52
Total loans (1)	3,019,321	80,440	5.36	2,953,942	71,780	4.90
Total earning assets	3,643,982	93,438	5.16%	3,599,936	83,983	4.70%
Cash and due from banks	31,106			32,174
Allowance for credit losses	(28,363)			(26,497)
Other assets	305,508			305,677
Total assets	$3,952,233			$3,911,290

Liabilities
Interest-bearing demand	$879,122	$5,962	1.36%	$885,317	3,187	0.73%
Savings	547,604	1,738	0.64	622,662	1,044	0.34
Money market	372,961	5,575	3.01	447,543	5,198	2.34
Time	758,935	16,037	4.25	416,849	4,425	2.14
Total interest bearing deposits	2,558,622	29,312	2.30	2,372,371	13,854	1.18
Borrowings	340,333	7,535	4.45	432,867	9,681	4.51
Total interest bearing liabilities	2,898,955	36,847	2.56%	2,805,238	23,535	1.69%
Non-interest bearing demand deposits	550,734			628,663
Other liabilities	66,582			67,437
Total liabilities	3,516,271			3,501,338

Total shareholders' equity	435,962			409,952

Total liabilities and shareholders' equity	$3,952,233			$3,911,290

Net interest spread			2.60%			3.01%
Net interest margin			3.12			3.39

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Calculations	2024	2023	2024	2023
Net income		$10,257	$10,791	$20,352	$23,803
Non-recurring items:
Gain on sale of securities, net		(50)	—	(50)	(34)
Gain on sale of premises and equipment, net		(248)	(86)	(263)	(99)
Acquisition, conversion and other expenses		—	—	20	20
Income tax expense (1)		71	20	(61)	28
Total non-recurring items		(227)	(66)	(354)	(85)
Total adjusted income(2)	(A)	$10,030	$10,725	$19,998	$23,718

Net interest income	(B)	$27,759	$28,790	$55,814	$59,696
Plus: Non-interest income		9,633	8,980	18,219	18,164
Total Revenue		37,392	37,770	74,033	77,860
Gain on sale of securities, net		(50)	—	(50)	(34)
Total adjusted revenue(2)	(C)	$37,342	$37,770	$73,983	$77,826

Total non-interest expense		$24,018	$23,392	$47,706	$46,096
Non-recurring expenses:
Gain on sale of premises and equipment, net		248	86	263	99
Acquisition, conversion and other expenses		—	—	(20)	(20)
Total non-recurring expenses		248	86	243	79
Adjusted non-interest expense(2)	(D)	$24,266	$23,478	$47,949	$46,175

Total revenue		37,392	37,770	74,033	77,860
Total non-interest expense		24,018	23,392	47,706	46,096
Pre-tax, pre-provision net revenue		$13,374	$14,378	$26,327	$31,764

Adjusted revenue(2)		37,342	37,770	73,983	77,826
Adjusted non-interest expense(2)		24,266	23,478	47,949	46,175
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$13,076	$14,292	$26,034	$31,651

(in millions)
Average earning assets	(E)	$3,665	$3,637	$3,644	$3,600
Average assets	(F)	3,960	3,931	3,952	3,911
Average shareholders' equity	(G)	436	413	436	410
Average tangible shareholders' equity(2)(3)	(H)	312	288	312	410
Tangible shareholders' equity, period-end(2)(3)	(I)	312	286	315	283
Tangible assets, period-end(2)(3)	(J)	3,910	3,904	3,910	3,904

		Three Months Ended June 30,		Six Months Ended June 30,
	Calculations	2024	2023	2024	2023
(in thousands)
Common shares outstanding, period-end	(K)	15,232	15,144	15,232	15,125
Average diluted shares outstanding	(L)	15,275	15,180	15,273	15,186

Adjusted earnings per share, diluted(2)	(A/L)	$0.66	$0.71	$1.31	1.57
Tangible book value per share, period-end(2)	(I/K)	20.68	18.88	20.68	18.88
Securities adjustment, net of tax(1)(4)	(M)	(52,313)	(55,307)	(52,313)	(55,307)
Tangible book value per share, excluding securities adjustment(2)(4)	(I+M)/K	24.12	22.53	24.12	22.53
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.06	7.32	8.06	7.45

Performance ratios(5)
Return on assets		1.04%	1.10%	1.04%	1.23
Core return on assets(2)	(A/F)	1.02	1.09	1.02	1.22
Pre-tax, pre-provision return on assets		1.36	1.47	1.34	1.64
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.33	1.63	1.32	1.63
Return on equity		9.46	10.49	9.39	11.71
Core return on equity(2)	(A/G)	9.25	10.42	9.22	11.67
Return on tangible equity		13.44	15.28	13.35	17.10
Adjusted return on tangible equity(1)(2)	(A+Q)/H	13.15	15.19	13.12	17.04
Efficiency ratio(1)(2)(6)	(D-O-Q)/(C+N)	62.96	60.25	62.93	57.40
Net interest margin	(B+P)/E	3.09	3.22	3.12	3.39

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$528	$539	$1,051	$1,266
Franchise taxes included in non-interest expense	(O)	191	163	261	311
Tax equivalent adjustment for net interest margin	(P)	389	382	777	750
Intangible amortization	(Q)	233	233	466	466
(1)	Assumes a marginal tax rate of 23.82% in the second quarter of 2024 and 24.01% for the first quarter 2024 and 23.80% for 2023.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	Securities adjustment, net of tax represents the total unrealized losses and gains on available-for-sale securities recorded on our consolidated balance sheets within total common shareholders' equity.
(5)	All performance ratios are based on average balance sheet amounts, where applicable.
(6)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

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

As of June 30, 2024, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended June 30, 2024 and 2023:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At June 30, 2024
-200	$(5,543)	(4.6)%	$(12,859)	(9.9)%
-100	(3,000)	(2.5)	(6,352)	(4.9)
+100	2,192	1.8	4,625	3.5
+200	4,367	3.6	8,865	6.8
At June 30, 2023
-200	$(4,283)	(3.3)%	$(12,042)	(8.6)%
-100	(2,214)	(1.7)	(5,442)	(3.9)
+100	1,194	0.9	3,048	2.2
+200	2,225	1.7	5,505	3.9

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

As compared to June 30, 2023, asset sensitivity has increased in both year one and year two.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A.          RISK FACTORS

We believe there were no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” of our

Form 10-K.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended June 30, 2024.

On April 18, 2024, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing approximately 761,000 shares. No shares were repurchased by the Company in the first and second quarters 2024 and the maximum number of shares that may yet be purchased under the plan is 761,000 shares. We will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

ITEM 5.           OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 7, 2024	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2024		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)