Form 10-Q
period 2024-09-30
BAR HARBOR BANKSHARES
filed 2024-11-07
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

The registrant had 15,267,856 shares of common stock, par value $2.00 per share, outstanding as of November 5, 2024.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$39,877	$42,221
Interest-earning deposits with other banks	41,343	52,621
Total cash and cash equivalents	81,220	94,842
Securities:
Securities available for sale	535,892	534,574
Federal Home Loan Bank stock	7,600	12,788
Total securities	543,492	547,362
Loans held for sale	1,272	2,189
Total loans	3,081,735	2,999,049
Less: Allowance for credit losses	(29,023)	(28,142)
Net loans	3,052,712	2,970,907
Premises and equipment, net	51,644	48,287
Other real estate owned	—	—
Goodwill	119,477	119,477
Other intangible assets	4,171	4,869
Cash surrender value of bank-owned life insurance	81,824	80,037
Deferred tax assets, net	20,923	22,979
Other assets	73,192	79,936
Total assets	$4,029,927	$3,970,885

Liabilities
Deposits:
Non-interest bearing demand	$604,963	$569,714
Interest-bearing demand	913,910	946,978
Savings	544,235	553,963
Money market	380,624	370,242
Time	817,354	700,260
Total deposits	3,261,086	3,141,157
Borrowings:
Senior	186,207	271,044
Subordinated	60,580	60,461
Total borrowings	246,787	331,505
Other liabilities	62,138	66,164
Total liabilities	3,570,011	3,538,826

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,267,856 shares and 15,172,131 shares at September 30, 2024 and December 31, 2023, respectively	32,857	32,857
Additional paid-in capital	194,189	193,114
Retained earnings	291,392	272,101
Accumulated other comprehensive loss	(43,085)	(49,862)
Less: 1,160,532 and 1,256,257 shares of treasury stock, at cost, at September 30, 2024 and December 31, 2023, respectively	(15,437)	(16,151)
Total shareholders’ equity	459,916	432,059
Total liabilities and shareholders’ equity	$4,029,927	$3,970,885

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2024	2023	2024	2023
Interest and dividend income
Loans	$42,042	$38,412	$122,146	$109,889
Securities and other	6,538	6,723	19,095	18,478
Total interest and dividend income	48,580	45,135	141,241	128,367
Interest expense
Deposits	16,174	11,415	45,486	25,270
Borrowings	3,448	4,534	10,983	14,215
Total interest expense	19,622	15,949	56,469	39,485
Net interest income	28,958	29,186	84,772	88,882
Provision for credit losses	228	673	1,102	2,221
Net interest income after provision for credit losses	28,730	28,513	83,670	86,661

Non-interest income
Trust and investment management fee income	4,129	3,522	11,992	10,882
Customer service fees	3,788	3,926	11,235	11,377
Gain on sales of securities, net	—	—	50	34
Mortgage banking income	681	415	1,496	1,072
Bank-owned life insurance income	570	515	1,714	2,166
Customer derivative income	265	43	433	258
Other income	220	186	576	588
Total non-interest income	9,653	8,607	27,496	26,377

Non-interest expense
Salaries and employee benefits	14,383	13,011	41,491	39,005
Occupancy and equipment	4,453	4,469	13,308	13,275
Gain on sales of premises and equipment, net	—	—	(263)	(99)
Outside services	386	376	1,186	1,156
Professional services	441	436	1,079	1,217
Communication	189	170	570	507
Marketing	434	326	1,522	1,211
Amortization of intangible assets	233	233	699	699
Acquisition, conversion and other expenses	—	—	20	20
Provision for unfunded commitments	35	45	(150)	(85)
Other expenses	4,218	3,742	12,640	11,604
Total non-interest expense	24,772	22,808	72,102	68,510

Income before income taxes	13,611	14,312	39,064	44,528
Income tax expense	1,418	3,208	6,519	9,621
Net income	$12,193	$11,104	$32,545	$34,907

Earnings per share:
Basic	$0.80	$0.73	$2.14	$2.31
Diluted	$0.80	$0.73	$2.13	$2.30

Weighted average common shares outstanding:
Basic	15,261	15,155	15,229	15,135
Diluted	15,326	15,196	15,292	15,189

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income	$12,193	$11,104	$32,545	$34,907
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on securities available for sale	16,147	(14,586)	10,043	(14,637)
Changes in unrealized gain (loss) on hedging derivatives	82	(3,395)	(1,167)	(2,307)
Changes in unrealized gain on pension	—	—	22	—

Income taxes related to other comprehensive income (loss):
Changes in unrealized (gain) loss on securities available for sale	(3,808)	3,363	(2,368)	3,353
Changes in unrealized (gain) loss on hedging derivatives	(19)	782	275	531
Changes in unrealized gain on pension	—	—	(28)	—
Total other comprehensive income (loss)	12,402	(13,836)	6,777	(13,060)
Total comprehensive income (loss)	$24,595	$(2,732)	$39,322	$21,847

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	23,803	—	—	23,803
Other comprehensive income	—	—	—	776	—	776
Cash dividends declared ($0.54 per share)	—	—	(8,148)	—	—	(8,148)
Net issuance (61,470 shares) to employee stock plans, including related tax effects	—	(264)	—	—	416	152
Recognition of stock based compensation	—	683	—	—	—	683
Balance at June 30, 2023	$32,857	$192,341	$259,470	$(57,564)	$(16,388)	$410,716

Net income	—	—	11,104	—	—	11,104
Other comprehensive loss	—	—	—	(13,836)	—	(13,836)
Cash dividends declared ($0.28 per share)	—	—	(4,209)	—	—	(4,209)
Net issuance (11,813 shares) to employee stock plans, including related tax effects	—	(381)	—	—	101	(280)
Recognition of stock based compensation	—	713	—	—	—	713
Balance at September 30, 2023	$32,857	$192,673	$266,365	$(71,400)	$(16,287)	$404,208

Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059
Net income	—	—	20,352	—	—	20,352
Other comprehensive loss	—	—	—	(5,625)	—	(5,625)
Cash dividends declared ($0.58 per share)	—	—	(8,724)	—	—	(8,724)
Net issuance (60,294 shares) to employee stock plans, including related tax effects	—	(799)	—	—	473	(326)
Recognition of stock based compensation	—	1,171	—	—	—	1,171
Balance at June 30, 2024	$32,857	$193,486	$283,729	$(55,487)	$(15,678)	$438,907

Net income	—	—	12,193	—	—	12,193
Other comprehensive loss	—	—	—	12,402	—	12,402
Cash dividends declared ($0.30 per share)	—	—	(4,530)	—	—	(4,530)
Net issuance (35,431 shares) to employee stock plans, including related tax effects	—	(221)	—	—	241	20
Recognition of stock based compensation	—	924	—	—	—	924
Balance at September 30, 2024	$32,857	$194,189	$291,392	$(43,085)	$(15,437)	$459,916

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$32,545	$34,907
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	(917)	2,016
Provision for credit losses	1,102	2,221
Net amortization of securities	1,312	1,758
Change in unamortized net loan costs and premiums	(656)	73
Premises and equipment depreciation	3,138	3,136
Stock-based compensation expense	2,095	1,396
Amortization of other intangibles	699	699
Income from cash surrender value of bank-owned life insurance policies	(1,714)	(2,166)
Gain on sales of securities, net	(50)	(34)
Amortization of right-of-use lease assets	753	900
Decrease in lease liabilities	(744)	(879)
Gain on premises and equipment, net	(263)	(99)
Net change in other assets and liabilities	1,813	(12,835)
Net cash provided by operating activities	39,113	31,093

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	47,017	32,542
Purchases of securities available for sale	(39,271)	(1,000)
Net change in loans	(82,251)	(90,244)
Purchase of Federal Home Loan Bank stock	(11,523)	(15,059)
Proceeds from sale of Federal Home Loan Bank stock	16,711	15,118
Purchase of premises and equipment, net	(6,548)	(3,650)
Proceeds from sale of premises held for sale	1,479	—
Proceeds from death benefit of bank-owned life insurance policy	—	3,904
Net cash used in investing activities	(74,386)	(58,389)

Cash flows from financing activities:
Net change in deposits	119,929	97,063
Net change in short-term borrowings	(84,829)	(26,880)
Repayments of long-term borrowings	(7)	(14)
Net change in subordinated debt	118	133
Net issuance to employee stock plans	(306)	(128)
Cash dividends paid on common stock	(13,254)	(12,357)
Net cash provided by financing activities	21,651	57,817

Net change in cash and cash equivalents	(13,622)	30,521
Cash and cash equivalents at beginning of year	94,842	92,295
Cash and cash equivalents at end of period	$81,220	$122,816

Supplemental cash flow information:
Interest paid	$53,997	$36,298
Income taxes paid, net	7,079	12,228

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

Income tax expense was $1.4 million in the third quarter 2024 compared with $3.2 million in the prior year quarter.  The effective tax rate was 10.4% for the third quarter 2024 compared to 22.4% for the third quarter 2023.  The reduction in tax expense in the current quarter is driven by a multiple year tax refund for tax exempt interest income on loans.

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

In the third quarter 2024, management completed its annual goodwill impairment testing using balance sheet and market data as of June 30, 2024. The analysis was performed at the consolidated Bank-level of the Company, which is considered the smallest reporting unit carrying goodwill. Based on an analysis performed, the Company's estimated fair value to a market participant as of September 30, 2024, exceeded its carrying amount resulting in no impairment charge for the period. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections and therefore, believes that there has been no further decline in the Company's fair value as of September 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

		Annual periods beginning after December 15, 2024	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,380	$1	$(18)	$1,363
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	214,465	85	(25,098)	189,452
US Government agency	104,994	427	(9,094)	96,327
Private label	46,310	26	(949)	45,387
Obligations of states and political subdivisions thereof	118,147	4,174	(12,994)	109,327
Corporate bonds	102,904	280	(9,148)	94,036
Total securities available for sale	$588,200	$4,993	$(57,301)	$535,892

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$2,021	$—	$(29)	$1,992
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	223,602	12	(30,332)	193,282
US Government agency	85,005	145	(10,937)	74,213
Private label	60,888	18	(1,855)	59,051
Obligations of states and political subdivisions thereof	119,857	4,515	(14,204)	110,168
Corporate bonds	105,552	19	(9,703)	95,868
Total securities available for sale	$596,925	$4,709	$(67,060)	$534,574

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

As of September 30, 2024 and December 31, 2023, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at September 30, 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$3,003	$2,598
Over 1 year to 5 years	52,409	48,118
Over 5 years to 10 years	42,355	43,323
Over 10 years	124,664	110,687
Total bonds and obligations	222,431	204,726
Mortgage-backed securities and collateralized mortgage obligations	365,769	331,166
Total securities available for sale	$588,200	$535,892

The following table presents the realized gains and losses from the sale of AFS securities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Gross gains on sales of available for sale securities	$—	$—	$50	$34
Gross losses on sales of available for sale securities	—	—	—	—
Net gains on sale of available for sale securities	$—	$—	$50	$34

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$—	$18	$649	$18	$649
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	6	4,349	25,092	176,860	25,098	181,209
US Government agency	38	4,814	9,056	64,026	9,094	68,840
Private label	3	1,317	946	25,274	949	26,591
Obligations of states and political subdivisions thereof	6	2,378	12,988	102,422	12,994	104,800
Corporate bonds	417	4,083	8,731	78,766	9,148	82,849
Total securities available for sale	$470	$16,941	$56,831	$447,997	$57,301	$464,938

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$1,084	$28	$907	$29	$1,991
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	10	3,439	30,322	188,611	30,332	192,050
US Government agency	2	120	10,935	68,891	10,937	69,011
Private label	—	26	1,855	59,007	1,855	59,033
Obligations of states and political subdivisions thereof	26	3,099	14,178	101,036	14,204	104,135
Corporate bonds	156	4,913	9,547	84,950	9,703	89,863
Total securities available for sale	$195	$12,681	$66,865	$503,402	$67,060	$516,083

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of September 30, 2024, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at September 30, 2024:

Obligations of US Government-sponsored enterprises

7 out of the total 8 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.63% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

400 out of the total 487 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 12.17% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

121 out of the total 159 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 11.67% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

19 of the total 25 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.45% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

54 of the total 67 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 11.44% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

29 out of the total 35 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 9.94% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	September 30,	December 31,
(in thousands)	2024	2023
Commercial construction	$132,643	$154,048
Commercial real estate owner occupied	302,694	310,015
Commercial real estate non-owner occupied	1,296,596	1,144,566
Tax exempt	38,338	43,688
Commercial and industrial	310,322	310,883
Residential real estate	899,123	940,334
Home equity	94,146	87,683
Consumer other	7,873	7,832
Total loans	3,081,735	2,999,049
Allowance for credit losses	29,023	28,142
Net loans	$3,052,712	$2,970,907

Total unamortized net costs and premiums included in loan totals were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Net unamortized loan origination costs	$2,041	$3,039
Net unamortized fair value discount on acquired loans	(2,549)	(2,891)
Total	$(508)	$148

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $12.3 million and $11.9 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended September 30, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$4,217	$—	$—	$(1,464)	$2,753
Commercial real estate owner occupied	2,620	—	—	314	2,934
Commercial real estate non-owner occupied	9,574	—	—	965	10,539
Tax exempt	110	—	—	7	117
Commercial and industrial	3,982	(9)	1	217	4,191
Residential real estate	7,516	—	5	51	7,572
Home equity	763	—	3	80	846
Consumer other	73	(89)	29	58	71
Total	$28,855	$(98)	$38	$228	$29,023

	At or for the Nine Months Ended September 30, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$4,261	$—	$—	$(1,508)	$2,753
Commercial real estate owner occupied	2,863	(3)	—	74	2,934
Commercial real estate non-owner occupied	9,443	—	—	1,096	10,539
Tax exempt	119	—	—	(2)	117
Commercial and industrial	3,259	(91)	17	1,006	4,191
Residential real estate	7,352	—	13	207	7,572
Home equity	767	—	8	71	846
Consumer other	78	(223)	58	158	71
Total	$28,142	$(317)	$96	$1,102	$29,023

	At or for the Three Months Ended September 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$3,377	$—	$—	$300	$3,677
Commercial real estate owner occupied	2,566	—	—	(81)	2,485
Commercial real estate non-owner occupied	9,481	—	—	72	9,553
Tax exempt	101	—	—	(5)	96
Commercial and industrial	3,613	—	34	558	4,205
Residential real estate	7,376	—	13	(243)	7,146
Home equity	768	—	1	(4)	765
Consumer other	80	(74)	2	76	84
Total	$27,362	$(74)	$50	$673	$28,011

	At or for the Nine Months Ended September 30, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$1,098	$3,677
Commercial real estate owner occupied	2,189	—	142	154	2,485
Commercial real estate non-owner occupied	9,341	—	—	212	9,553
Tax exempt	93	—	—	3	96
Commercial and industrial	3,493	(122)	86	748	4,205
Residential real estate	7,274	(8)	28	(148)	7,146
Home equity	811	(12)	5	(39)	765
Consumer other	80	(199)	10	193	84
Total	$25,860	$(341)	$271	$2,221	$28,011

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning Balance	$3,640	$3,780	$3,825	$3,910
Provision for credit losses	35	45	(150)	(85)
Ending Balance	$3,675	$3,825	$3,675	$3,825

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of September 30, 2024:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$16,490	$28,989	$71,155	$895	$5,343	$9,771	$132,643
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$16,490	$28,989	$71,155	$895	$5,343	$9,771	$132,643
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$26,103	$59,703	$61,243	$30,222	$21,028	$98,435	$296,734
Special mention	—	136	—	—	—	2,095	2,231
Substandard	—	—	—	—	—	3,626	3,626
Doubtful	—	—	—	—	—	103	103
Total	$26,103	$59,839	$61,243	$30,222	$21,028	$104,259	$302,694
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$71,774	$40,475	$406,603	$243,094	$133,453	$312,889	$1,208,288
Special mention	—	—	379	21,266	27,781	13,658	63,084
Substandard	—	7,730	—	—	—	17,494	25,224
Doubtful	—	—	—	—	—	—	—
Total	$71,774	$48,205	$406,982	$264,360	$161,234	$344,041	$1,296,596
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$4,629	$2,669	$6,284	$614	$178	$23,964	$38,338
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$4,629	$2,669	$6,284	$614	$178	$23,964	$38,338
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$54,982	$65,061	$48,793	$14,726	$33,556	$68,402	$285,520
Special mention	10	15,182	1,357	910	168	3,058	20,685
Substandard	128	137	476	227	111	2,951	4,030
Doubtful	—	—	—	—	—	87	87
Total	$55,120	$80,380	$50,626	$15,863	$33,835	$74,498	$310,322
Current period gross write-offs	—	—	—	62	7	22	91

Residential real estate
Performing	$22,821	$72,614	$177,091	$156,724	$91,186	$375,105	$895,541
Nonperforming	—	—	463	—	—	3,119	3,582
Total	$22,821	$72,614	$177,554	$156,724	$91,186	$378,224	$899,123
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$15,213	$16,213	$13,275	$7,275	$5,706	$35,510	$93,192
Nonperforming	—	—	47	55	—	852	954
Total	$15,213	$16,213	$13,322	$7,330	$5,706	$36,362	$94,146
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$3,679	$1,856	$1,073	$352	$140	$742	$7,842
Nonperforming	—	8	—	2	1	20	31
Total	$3,679	$1,864	$1,073	$354	$141	$762	$7,873
Current period gross write-offs	—	56	9	—	2	156	223

Total Loans	$215,829	$310,773	$788,239	$476,362	$318,651	$971,881	$3,081,735

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$57,603	$61,015	$43,228	$20,209	$20,462	$91,187	$293,704
Special mention	160	387	7,488	1,596	—	3,066	12,697
Substandard	—	—	—	—	—	3,497	3,497
Doubtful	—	—	—	—	—	117	117
Total	$57,763	$61,402	$50,716	$21,805	$20,462	$97,867	$310,015
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$41,270	$353,613	$199,311	$127,231	$78,759	$238,973	$1,039,157
Special mention	7,809	—	14,134	37,249	15,246	17,108	91,546
Substandard	—	—	—	—	—	13,863	13,863
Doubtful	—	—	—	—	—	—	—
Total	$49,079	$353,613	$213,445	$164,480	$94,005	$269,944	$1,144,566
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt
Risk rating:
Pass	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$80,942	$69,402	$22,205	$38,824	$14,739	$77,273	$303,385
Special mention	364	1,446	—	776	28	3,588	6,202
Substandard	58	94	186	109	95	532	1,074
Doubtful	—	—	—	—	87	135	222
Total	$81,364	$70,942	$22,391	$39,709	$14,949	$81,528	$310,883
Current period gross write-offs	—	—	—	—	5	659	664

Residential real estate
Performing	$72,395	$194,109	$165,434	$96,016	$62,648	$345,823	$936,425
Nonperforming	—	—	41	—	234	3,634	3,909
Total	$72,395	$194,109	$165,475	$96,016	$62,882	$349,457	$940,334
Current period gross write-offs	—	—	—	—	—	8	8

Home equity
Performing	$15,582	$15,334	$7,873	$6,633	$4,800	$36,652	$86,874
Nonperforming	—	—	—	—	—	809	809
Total	$15,582	$15,334	$7,873	$6,633	$4,800	$37,461	$87,683
Current period gross write-offs	—	—	—	—	—	12	12

Consumer other
Performing	$4,128	$1,787	$696	$301	$51	$864	$7,827
Nonperforming	—	—	4	1	—	—	5
Total	$4,128	$1,787	$700	$302	$51	$864	$7,832
Current period gross write-offs	—	52	18	5	—	214	289

Total Loans	$300,691	$804,770	$497,365	$333,145	$197,739	$865,339	$2,999,049

Past Dues

The following is a summary of past due loans for the periods ended:

	September 30, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$132,643	$132,643
Commercial real estate owner occupied	89	156	798	1,043	301,651	302,694
Commercial real estate non-owner occupied	195	—	274	469	1,296,127	1,296,596
Tax exempt	—	—	—	—	38,338	38,338
Commercial and industrial	99	15	747	861	309,461	310,322
Residential real estate	478	1,070	1,279	2,827	896,296	899,123
Home equity	137	589	297	1,023	93,123	94,146
Consumer other	18	3	28	49	7,824	7,873
Total	$1,016	$1,833	$3,423	$6,272	$3,075,463	$3,081,735

	December 31, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$154,048	$154,048
Commercial real estate owner occupied	—	—	—	—	310,015	310,015
Commercial real estate non-owner occupied	—	—	103	103	1,144,463	1,144,566
Tax exempt	—	—	—	—	43,688	43,688
Commercial and industrial	465	59	330	854	310,029	310,883
Residential real estate	1,520	627	1,999	4,146	936,188	940,334
Home equity	600	—	337	937	86,746	87,683
Consumer other	10	2	—	12	7,820	7,832
Total	$2,595	$688	$2,769	$6,052	$2,992,997	$2,999,049

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	September 30, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	846	743	—
Commercial real estate non-owner occupied	469	195	—
Tax exempt	—	—	—
Commercial and industrial	1,219	389	—
Residential real estate	3,582	928	—
Home equity	954	1	—
Consumer other	30	1	—
Total	$7,100	$2,257	$—

	December 31, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	103	44	—
Commercial real estate non-owner occupied	340	224	—
Tax exempt	—	—	—
Commercial and industrial	363	6	—
Residential real estate	3,908	1,131	118
Home equity	809	1	22
Consumer other	5	—	—
Total	$5,528	$1,406	$140

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	September 30, 2024		December 31, 2023
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	846	—	104	—
Commercial real estate non-owner occupied	469	—	340	—
Tax exempt	—	—	—	—
Commercial and industrial	1,219	—	229	134
Residential real estate	3,582	—	3,908	—
Home equity	954	—	808	—
Consumer other	30	—	5	—
Total	$7,100	$—	$5,394	$134

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended September 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	9	—	—	0.00
Residential real estate	—	70	—	—	76	0.02
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$70	$9	$—	$76	0.01%
Nine Months Ended September 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	—	9	—	—	0.00
Residential real estate	—	70	31	—	76	0.02
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$70	$40	$—	$76	0.01

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended September 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	66	—	—	—	0.02
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$66	$—	$—	$—	0.00%
Nine Months Ended September 30, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt	—	—	—	—	—	—
Commercial and industrial	—	66	1,387	—	—	0.47
Residential real estate	—	—	—	100	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$66	$1,387	$100	$—	0.05%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	—	58	—
Residential real estate	3	60	1.25
Home equity	—	—	—
Consumer other	—	—	—
Nine Months Ended September 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	—	58	—
Residential real estate	3	61	1.25
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	3	4	3.75
Residential real estate	—	—	1.38
Home equity	—	—	—
Consumer other	—	—	—
Nine Months Ended September 30, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt	—	—	—
Commercial and industrial	3	4	3.75
Residential real estate	—	—	1.38
Home equity	—	—	—
Consumer other	—	—	—

Foreclosure

There were $331 thousand of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of September 30, 2024. Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2023 totaled $430 thousand.

Mortgage Banking

Loans held for sale at September 30, 2024 had an unpaid principal balance of $1.2 million and $2.2 million as of December 31, 2023.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $7.0 million at September 30, 2024, and $5.0 million at December 31, 2023.

For the three months ended September 30, 2024 and 2023, we sold $20.7 million and $20.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $317 thousand and $14 thousand, respectively. For the nine months ended September 30, 2024 and 2023, we sold $37.9 million and $26.3 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $502 thousand and $22 thousand, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at September 30, 2024 and December 31, 2023 are summarized, as follows:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$133,800	4.99%	$232,300	5.46%
Advances from the FRB BTFP	45,000	4.76	30,000	4.90
Other borrowings	7,136	0.21	8,465	0.56
Total short-term borrowings	185,936	4.73	270,765	5.22
Long-term borrowings
Advances from the FHLB	272	3.58	279	4.39
Subordinated borrowings	60,579	6.17	60,461	6.22
Total long-term borrowings	60,851	6.16	60,740	6.21
Total	$246,787	5.01%	$331,505	5.40%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2024 and December 31, 2023. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “Reserve Bank”). At September 30, 2024, our available secured line of credit at the Reserve Bank was $132.0 million versus $156.6 million at December 31, 2023. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

As of September 30, 2024, we maintained a Bank Term Funding Program (the “BTFP”) balance of $45 million at a fixed rate of 4.76% with a maturity date of January 16, 2025. During the first quarter 2024, we prepaid our existing advance of $30 million at a rate of 4.85%, and entered into a new advance for $65 million at a rate of 4.76%. During the third quarter of 2024, we prepaid $20 million of our existing advance. The BTFP was an additional source of liquidity with favorable prepayment terms, as we may prepay at any time without penalty. As announced by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on January 24, 2024, the BTFP has ceased making new loans effective March 11, 2024.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of September 30, 2024 and December 31, 2023. There was no outstanding balance on the line of credit as of September 30, 2024 and December 31, 2023.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at September 30, 2024 include no callable advances and amortizing advances of $272 thousand. There were no callable advances outstanding and $279 thousand of amortizing advances at December 31, 2023. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of September 30, 2024 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2024	$113,800	5.15%
2025	20,000	4.05
Thereafter	272	3.58
Total FHLB advances	$134,072	4.98%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 19, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. The transaction included debt issuance costs of $40 thousand as of September 30, 2024 and $158 thousand net of amortization as of December 31, 2023, which are netted against the subordinated debt. On September 27, 2024, we notified the trustee of the Notes that we had exercised our option to partially redeem an aggregate $20.0 million of the Notes, effective December 1, 2024.

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

(in thousands)	September 30, 2024	December 31, 2023
Customer Repurchase Agreements
US Government-sponsored enterprises	$7,136	$8,465
Total	$7,136	$8,465

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2024	December 31, 2023
Time less than $100,000	$449,922	$381,902
Time $100,000 through $250,000	187,100	163,933
Time $250,000 or more	180,332	154,425
Total	$817,354	$700,260

At September 30, 2024 and December 31, 2023, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2024	December 31, 2023
Within 1 year	$795,594	$670,961
Over 1 year to 2 years	14,049	17,000
Over 2 years to 3 years	4,301	6,932
Over 3 years to 4 years	2,282	3,434
Over 4 years to 5 years	1,014	1,795
Over 5 years	114	138
Total	$817,354	$700,260

Included in time deposits are brokered deposits of $274.3 million and $219.6 million at September 30, 2024 and December 31, 2023, respectively.  Also included in time deposits are reciprocal deposits of $55.6 million and $43.3 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios are, as follows:

	September 30, 2024
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$472,668	14.37%	$263,059	8.00%
Common equity tier 1 capital to risk-weighted assets	379,352	11.54	147,971	4.50
Tier 1 capital to risk-weighted assets	399,972	12.16	197,295	6.00
Tier 1 capital to average assets (leverage ratio)	399,972	10.09	158,637	4.00

Bank
Total capital to risk-weighted assets	$465,418	14.17%	$262,744	8.00%
Common equity tier 1 capital to risk-weighted assets	432,722	13.18	147,793	4.50
Tier 1 capital to risk-weighted assets	432,722	13.18	197,058	6.00
Tier 1 capital to average assets (leverage ratio)	432,722	10.92	158,511	4.00

	December 31, 2023
			Minimum Regulatory
	Actual		Capital Requirements
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$450,160	14.24%	$252,888	8.00%
Common equity tier 1 capital to risk-weighted assets	357,574	11.31	142,249	4.50
Tier 1 capital to risk-weighted assets	378,194	11.96	189,666	6.00
Tier 1 capital to average assets (leverage ratio)	378,194	9.70	156,022	4.00

Bank
Total capital to risk-weighted assets	$441,278	13.97%	$252,642	8.00%
Common equity tier 1 capital to risk-weighted assets	409,312	12.96	142,111	4.50
Tier 1 capital to risk-weighted assets	409,312	12.96	189,482	6.00
Tier 1 capital to average assets (leverage ratio)	409,312	10.50	155,908	4.00

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

Accumulated other comprehensive (loss) income

Components of accumulated other comprehensive loss is, as follows:

(in thousands)	September 30, 2024	December 31, 2023
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(52,308)	$(62,351)
Net unrealized loss on hedging derivatives	(2,489)	(1,322)
Net unrealized loss on post-retirement plans	(1,517)	(1,540)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	12,334	14,702
Net unrealized loss on hedging derivatives	587	312
Net unrealized loss on post-retirement plans	308	337
Accumulated other comprehensive loss	$(43,085)	$(49,862)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2024
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$16,147	$(3,808)	$12,339
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on AFS securities	16,147	(3,808)	12,339

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	82	(19)	63
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	82	(19)	63

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive gain	$16,229	$(3,827)	$12,402

Three Months Ended September 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(14,586)	$3,363	$(11,223)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on AFS securities	(14,586)	3,363	(11,223)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(3,395)	782	(2,613)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(3,395)	782	(2,613)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(17,981)	$4,145	$(13,836)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2024
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$10,093	$(2,380)	$7,713
Less: reclassification adjustment for gains realized in net income	50	(12)	38
Net unrealized gain on AFS securities	10,043	(2,368)	7,675

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(1,167)	275	(892)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized loss on hedging derivatives	(1,167)	275	(892)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	22	(28)	(6)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gain on post-retirement plans	22	(28)	(6)
Other comprehensive gain	$8,898	$(2,121)	$6,777

Nine Months Ended September 30, 2023
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$(14,603)	$3,345	$(11,258)
Less: reclassification adjustment for gains realized in net income	34	(8)	26
Net unrealized loss on AFS securities	(14,637)	3,353	(11,284)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(2,307)	531	(1,776)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized loss on hedging derivatives	(2,307)	531	(1,776)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	—	—	—
Other comprehensive loss	$(16,944)	$3,884	$(13,060)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and nine months ended September 30, 2024 and 2023:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended September 30, 2024
Balance at beginning of period	$(52,313)	$(1,965)	$(1,209)	$(55,487)
Other comprehensive gain before reclassifications	12,339	63	—	12,402
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive gain	12,339	63	—	12,402
Balance at end of period	$(39,974)	$(1,902)	$(1,209)	$(43,085)

Three Months Ended September 30, 2023
Balance at beginning of period	$(55,307)	$(957)	$(1,300)	$(57,564)
Other comprehensive loss before reclassifications	(11,223)	(2,613)	—	(13,836)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(11,223)	(2,613)	—	(13,836)
Balance at end of period	$(66,530)	$(3,570)	$(1,300)	$(71,400)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive gain before reclassifications	7,713	(892)	(6)	6,815
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive gain	7,675	(892)	(6)	6,777
Balance at end of period	$(39,974)	$(1,902)	$(1,209)	$(43,085)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive loss before reclassifications	(11,258)	(1,776)	—	(13,034)
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive loss	(11,284)	(1,776)	—	(13,060)
Balance at end of period	$(66,530)	$(3,570)	$(1,300)	$(71,400)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2024	2023	2024	2023	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$—	$—	$50	$34	Non-interest income
Tax effect	—	—	(12)	(8)	Tax expense
Total reclassifications for the period	$—	$—	$38	$26

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2024	2023	2024	2023
Net income	$12,193	$11,104	$32,545	$34,907

Average number of basic common shares outstanding	15,260,942	15,155,457	15,229,029	15,134,954
Plus: dilutive effect of stock options and awards outstanding	65,132	40,067	62,863	53,765
Average number of diluted common shares outstanding(1)	15,326,074	15,195,524	15,291,892	15,188,719

Earnings per share:
Basic	$0.80	$0.73	$2.14	$2.31
Diluted	0.80	0.73	2.13	2.30
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

The following tables present information about derivative assets and liabilities at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	0.3	$745	Other assets
Interest rate swap on variable rate loans	50,000	1.5	(2,069)	Other liabilities
Total cash flow hedges	125,000		(1,324)

Fair value hedges:
Interest rate swap on securities	37,190	4.8	3,005	Other assets
Total fair value hedges	37,190		3,005

Economic hedges:
Forward sale commitments	7,025	0.1	(8)	Other liabilities
Customer Loan Swaps-MNA Counterparty	193,534	4.4	(10,620)	Other liabilities
Customer Loan Swaps-RPA Counterparty	143,914	5.3	—	Other liabilities
Customer Loan Swaps-Customer	337,448	4.8	10,620	Other assets
Total economic hedges	681,921		(8)

Non-hedging derivatives:
Interest rate lock commitments	7,502	0.1	147	Other assets
Total non-hedging derivatives	7,502		147

Total	$851,613		$1,820

	December 31, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	1.0	$2,803	Other assets
Interest rate swap on variable rate loans	50,000	2.2	(3,459)	Other liabilities
Total cash flow hedges	125,000		(656)

Fair value hedges:
Interest rate swap on securities	37,190	5.6	3,844	Other assets
Total fair value hedges	37,190		3,844

Economic hedges:
Forward sale commitments	5,000	—	(20)	Other liabilities
Customer Loan Swaps-MNA Counterparty	197,683	4.9	(14,842)	Other liabilities
Customer Loan Swaps-RPA Counterparty	133,703	4.9	—	Other liabilities
Customer Loan Swaps-Customer	331,386	4.9	14,842	Other assets
Total economic hedges	667,772		(20)

Non-hedging derivatives:
Interest rate lock commitments	3,153	0.1	63	Other assets
Total non-hedging derivatives	3,153		63

Total	$833,115		$3,231

As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
September 30, 2024
Interest rate swap on securities	Securities available for sale	$33,019	$(4,171)

December 31, 2023
Interest rate swap on securities	Securities available for sale	$32,680	$(4,510)

Information about derivative assets and liabilities for the three and nine months ended September 30, 2024 and 2023, follows:

	Three Months Ended September 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(706)	Interest expense	$—	Interest expense	$828
Interest rate swap on variable rate loans	911	Interest income	—	Interest income	(588)
Total cash flow hedges	205		—		240

Fair value hedges:
Interest rate swap on securities	(142)	Interest income	—	Interest income	372
Total fair value hedges	(142)		—		372

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(23)
Total economic hedges	—		—		(23)

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	1
Total non-hedging derivatives	—		—		1

Total	$63		$—		$590

	Three Months Ended September 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(564)	Interest expense	$—	Interest expense	$816
Interest rate swap on variable rate loans	48	Interest income	—	Interest income	(578)
Total cash flow hedges	(516)		—		238

Fair value hedges:
Interest rate swap on securities	(2,096)	Interest income	—	Interest income	369
Total economic hedges	(2,096)		—		369

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(2)
Total economic hedges	—		—		(2)

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	24
Total non-hedging derivatives	—		—		24

Total	$(2,612)		$—		$629

	Nine Months Ended September 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,572)	Interest expense	$—	Interest expense	$2,483
Interest rate swap on variable rate loans	1,062	Interest income	—	Interest income	(1,758)
Total cash flow hedges	(510)		—		725

Fair value hedges:
Interest rate swap on securities	(382)	Interest expense	—	Interest income	1,113
Total fair value hedges	(382)		—		1,113

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	12
Total economic hedges	—		—		12

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	84
Total non-hedging derivatives	—		—		84

Total	$(892)		$—		$1,934

	Nine Months Ended September 30, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(786)	Interest expense	$—	Interest expense	$2,225
Interest rate swap on variable rate loans	178	Interest income	—	Interest income	(1,575)
Total cash flow hedges	(608)		—		650

Fair value hedges:
Interest rate swap on securities	(1,168)	Interest income	—	Interest income	985
Total economic hedges	(1,168)		—		985

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	47
Total economic hedges	—		—		47

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	(79)
Total non-hedging derivatives	—		—		(79)

Total	$(1,776)		$—		$1,603

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$42,042	$6,538	$16,174	$3,448	$9,653

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	828	—
Interest rate swap on variable rate loans	(588)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	372	—	—	—

	Three Months Ended September 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$38,412	$6,723	$11,415	$4,534	$8,815

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	816	—
Interest rate swap on variable rate loans	(578)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	369	—	—	—

	Nine Months Ended September 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$122,146	$19,095	$45,486	$10,983	$27,496

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	2,483	—
Interest rate swap on variable rate loans	(1,758)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,113	—	—	—

	Nine Months Ended September 30, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$109,889	$18,478	$25,270	$14,215	$26,979

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	2,225	—
Interest rate swap on variable rate loans	(1,575)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	985	—	—	—

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	in Non-interest Income	2024	2023	2024	2023
Economic hedges:
Forward commitments	Mortgage banking income	$(23)	$(2)	$12	$47

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	1	24	84	(79)

Cash flow hedges

Interest rate swaps on wholesale funding

As of September 30, 2024, we have two interest rate swaps on wholesale borrowings to limit our exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The first of the two agreements was entered into in November 2019 with a $50.0 million notional amount and pays a fixed interest rate of 1.53%.  A second agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the daily SOFR rate plus 26 basis points. We designated the swaps as cash flow hedges.

Interest rate swap on variable rate loans

We have an interest rate swap that effectively fixes our interest rate on $50 million at the daily SOFR rate plus 11 basis points of based loan assets at 0.806% plus the credit spread on the loans that reprices on a weighted average basis. The instrument is specifically designed to hedge the risk of changes in its cash flows from interest receipts attributable to changes in a contractually specified interest rate, on an amount of our variable rate loan assets equal to $50 million. We designated the swap as a cash flow hedge.

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

The below tables describe the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of September 30, 2024
Customer Loan Derivatives:
MNA counterparty	$(10,620)	$10,620	$—	$—
RPA counterparty	—	—	—	—
Total	$(10,620)	$10,620	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2023
Customer Loan Derivatives:
MNA counterparty	$(14,842)	$14,842	$—	$—
RPA counterparty	—	—	—	—
Total	$(14,842)	$14,842	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,363	$—	$1,363
Mortgage-backed securities:
US Government-sponsored enterprises	—	189,452	—	189,452
US Government agency	—	96,327	—	96,327
Private label	—	45,387	—	45,387
Obligations of states and political subdivisions thereof	—	109,327	—	109,327
Corporate bonds	—	94,036	—	94,036
Loans held for sale	—	1,272	—	1,272
Derivative assets	—	14,370	147	14,517
Derivative liabilities	—	(12,689)	(8)	(12,697)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,992	$—	$1,992
Mortgage-backed securities:
US Government-sponsored enterprises	—	193,282	—	193,282
US Government agency	—	74,213	—	74,213
Private label	—	59,051	—	59,051
Obligations of states and political subdivisions thereof	—	110,168	—	110,168
Corporate bonds	—	95,868	—	95,868
Loans held for sale	—	2,189	—	2,189
Derivative assets	—	21,775	63	21,838
Derivative liabilities	—	(18,587)	(20)	(18,607)

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of September 30, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended September 30, 2024
Balance at beginning of period	$146	$15
Realized gain recognized in non-interest income	1	(23)
Balance at end of period	$147	$(8)

Three Months Ended September 30, 2023
Balance at beginning of period	$8	$—
Realized gain (loss) recognized in non-interest income	17	47
Balance at end of period	$25	$47

Nine Months Ended September 30, 2024
Balance at beginning of period	$63	$(20)
Realized gain recognized in non-interest income	84	12
Balance at end of period	$147	$(8)

Nine Months Ended September 30, 2023
Balance at beginning of period	$—	$—
Realized loss recognized in non-interest income	25	47
Balance at end of period	$25	$47

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value
(in thousands,	September 30,	Valuation	Unobservable	Unobservable
except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$147	Pull-through Rate Analysis	Closing Ratio	88%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(8)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$101 to $104.2
Total	$139

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$63	Pull-through Rate Analysis	Closing Ratio	95%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(20)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.9 to $103.3
Total	$43

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

					Fair Value
			Three Months Ended	Nine Months Ended	Measurement Date as of
	Sep 30, 2024	Dec 31, 2023	September 30, 2024	September 30, 2024	September 30, 2024
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$3,496	$3,500	$867	$(4)	September 2024
Capitalized servicing rights	6,545	6,764	(449)	(219)	September 2024
Premises held for sale	252	1,154	—	(902)	September 2024
Total	$10,293	$11,418	$418	$(1,125)

There are no liabilities measured at fair value on a non-recurring basis in 2024 and 2023.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is, as follows:

(in thousands, except ratios)	Fair Value September 30, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$3,001	Fair value of collateral-appraised value	Loss severity	10% to 61%
			Appraised value	$215 to $1,260

Individually evaluated loans	495	Discount cash flow	Discount rate	4.00% to 4.99%
			Cash flows	$504 to $505

Capitalized servicing rights	6,545	Discounted cash flow	Constant prepayment rate	7.64%
			Discount rate	10.06%

Premises held for sale	252	Fair value of asset less selling costs	Appraised value	$265
			Selling Costs	5%
Total	$10,293
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,437	Fair value of collateral-appraised value	Loss severity	10% to 43%
			Appraised value	$80 to $965

Individually evaluated loans	1,063	Discount cash flow	Discount rate	3.25% to 7.13%
			Cash flows	$2 to $520

Capitalized servicing rights	6,764	Discounted cash flow	Constant prepayment rate	7.20%
			Discount rate	10.06%

Premises held for sale	1,154	Fair value of asset less selling costs	Appraised value	$1,223
			Selling Costs	6%
Total	$11,418
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2024 and December 31, 2023.

Individually evaluated loans

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

Capitalized loan servicing rights

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

Other real estate owned (“OREO”)

OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of September 30, 2024 and December 31, 2023.

Premises held for sale

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

	September 30, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$81,220	$81,220	$81,220	$—	$—
Securities available for sale	535,892	535,892	—	535,892	—
FHLB stock	7,600	7,600	—	7,600	—
Loans held for sale	1,272	1,272	—	1,272	—
Net loans	3,052,715	2,900,619	—	—	2,900,619
Accrued interest receivable	5,360	5,360	—	5,360	—
Cash surrender value of bank-owned life insurance policies	81,824	81,824	—	81,824	—
Derivative assets	14,517	14,517	—	14,370	147

Financial Liabilities
Non-maturity deposits	$2,443,732	$2,338,648	$—	$2,338,648	$—
Time deposits	817,354	815,614	—	815,614	—
Securities sold under agreements to repurchase	7,136	7,136	—	7,136	—
FRB advances	45,000	44,990	—	44,990	—
FHLB advances	134,072	133,994	—	133,994	—
Subordinated borrowings	60,579	68,443	—	68,443	—
Derivative liabilities	12,697	12,697	—	12,689	8

	December 31, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,842	$94,842	$94,842	$—	$—
Securities available for sale	534,574	534,574	—	534,574	—
FHLB stock	14,834	14,834	—	14,834	—
Loans held for sale	2,189	2,189	—	2,189	—
Net loans	2,970,907	2,832,173	—	—	2,832,173
Accrued interest receivable	4,921	4,921	—	4,921	—
Cash surrender value of bank-owned life insurance policies	80,037	80,037	—	80,037	—
Derivative assets	21,838	21,838	—	21,775	63

Financial Liabilities
Non-maturity deposits	$2,482,012	$2,325,307	$—	$2,325,307	$—
Time deposits	658,482	651,855	—	651,855	—
Securities sold under agreements to repurchase	8,465	8,465	—	8,465	—
FRB advances	30,000	30,000	—	30,000	—
FHLB advances	232,579	232,375	—	232,375	—
Subordinated borrowings	60,422	67,635	—	67,635	—
Derivative liabilities	15,607	15,607	—	15,587	20

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Non-interest income within the scope of ASC 606:
Trust management fees	$3,476	$3,135	$10,464	$9,724
Financial services fees	653	387	1,528	1,158
Interchange fees	1,977	1,971	5,842	5,909
Customer deposit fees	1,521	1,669	4,610	4,688
Other customer service fees	290	286	783	780
Total non-interest income within the scope of ASC 606	7,917	7,448	23,227	22,259
Total non-interest income not within the scope of ASC 606	1,736	1,159	4,269	4,118
Total non-interest income	$9,653	$8,607	$27,496	$26,377

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Timing of Revenue Recognition
Products and services transferred at a point in time	$4,199	$4,045	$12,095	$11,842
Products and services transferred over time	3,718	3,403	11,132	10,417
Total	$7,917	$7,448	$23,227	$22,259

Trust Management Fees

The trust management business generates revenue through a range of fiduciary services including trust and estate administration and investment management to individuals, businesses, not-for-profit organizations, and municipalities. These fees are primarily earned over time as we charge our customers on a monthly or quarterly basis in accordance with investment advisory agreements.  Fees are generally assessed based on a tiered scale of the average monthly market value of assets under management.  Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	September 30, 2024	December 31, 2023
Balances from contracts with customers only:
Other Assets	$1,332	$1,178
Other Liabilities	1,485	1,769

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2024 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

●	Liquidity remains strong, with cash and available for sale securities representing approximately 15.3% of our total assets at September 30, 2024. We maintain the ability to access sources of contingent liquidity at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Boston (the “Reserve Bank”). We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with both the Company and the Bank well capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” to our unaudited consolidated financial statements.

●	Asset quality remains solid, with non-performing assets to total assets of 0.18% as of September 30, 2024 and net charge-offs of $60 thousand, reflecting our strong credit performance in the midst of a challenging environment.

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

QUARTERLY PERFORMANCE SUMMARY

Earnings (third quarter 2024, compared to the same period of 2023)

●	GAAP and core (Non-GAAP) net income of $12.2 million or $0.80 per diluted share compared to GAAP and core (Non-GAAP) net income of $11.1 million or $0.73 per diluted share in the same quarter of 2023.

●	Return on assets was 1.20% versus 1.11% and return on equity was 10.68% compared to 10.72%. Return on average assets was higher due to higher net income and average asset balances. The decrease in the return on equity ratio reflected higher average asset and equity balances. See the “Financial Position” section for further discussion.

●	Net interest income was $29.0 million compared to $29.2 million and net interest margin (“NIM”) was 3.15%, versus 3.18%. The decrease was primarily driven by higher cost of funds partially offset by yield expansion on earnings assets.

●	The provision for credit losses was $228 thousand compared to $673 thousand in the third quarter 2023 as net charge-offs remain stable and minimal and credit quality continues to remain strong. Total accruing delinquent loans were down to 0.10% in the third quarter of 2024 from 0.16% in the third quarter 2023 and total delinquent and non-accruing loans were down to 0.33% from 0.39%. Total non-accruing loans to total loans remained flat year over year at 0.23%.

●	Non-interest income grew $1.1 million to $9.7 million in the third quarter 2024 compared to $8.6 million in the same quarter 2023 primarily driven by wealth management income.

●	Non-interest expense was $24.8 million in the third quarter 2024 compared to $22.8 million in the third quarter 2023 driven by salary and benefits, and other expenses. Other expenses increased to $4.2 million from $3.7 million in the third quarter 2023 primarily due to increases in media relations expenses, software expenses, and debit and ATM card expenses.

●	The efficiency ratio was 62.09% compared to 58.37% reflecting higher non-interest expenses primarily due to salaries and benefits and marketing expenses.

Financial Position (September 30, 2024, compared to June 30, 2024)

●	Total assets remained steady at $4.0 billion at the end of the third quarter 2024 compared to the second quarter 2024 primarily due to consistent loan growth, increased deposits and securities available for sale offset by lower borrowings and cash at the end of the third quarter.

●	Total cash and cash equivalents were $81.2 million at the third quarter 2024, compared to $101.8 million at end of the second quarter 2024. Interest-earning deposits held with other banks totaled $41.3 million at the third quarter 2024 compared to $62.2 million at the second quarter and yielded 5.54% and 5.65%, respectively. The change in cash balances was driven by utilization for loan originations and security purchases.

●	Securities available for sale increased to $535.9 million compared to $512.9 million in the second quarter 2024 driven by $16.4 million in purchases partially offset by paydowns of $10.4 million, net amortization of $418 thousand, and matured and called securities of $96 thousand. FHLB stock decreased to $7.6 million in the third quarter 2024 compared to $14.8 million in the second quarter 2024 driven by $120.5 million in paydowns of FHLB borrowings. Fair value adjustments decreased the security portfolio by $52.3 million at the end of the third quarter compared to $68.5 million at the end of the second quarter. The weighted average yield of the total securities portfolio for the third quarter 2024 was 3.96% compared to 4.00% at the end of the previous quarter primarily due to the interest rate environment and change in the profile of the yield curve. As of the end of the second and third quarters 2024, our securities portfolio maintained an average life of nine and eight years, respectively, with an effective duration of five years for both quarters, and all securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

●	Total loans grew $17.6 million or 2% on an annualized basis. Commercial loans grew 1% primarily driven by a $42.7 million, or 10% annualized increase in commercial real estate partially offset by a $38.7 million, or 37% annualized, decrease in commercial and industrial loans driven by paydowns, payoffs and a mix shift to tax exempt and other. Residential real estate decreased by $18.2 million, or 8% annualized, compared to the second quarter 2024, as we focus on growing the portfolio with higher yielding commercial loans. Consumer loans increased $3.7 million, or 15% annualized, driven by continued growth in home equity line originations and drawdowns on established lines in the third quarter 2024.

●	The allowance for credit losses continued to build, standing at $29.0 million at the end of the third quarter 2024 compared to $28.9 million at the end of the second quarter 2024. Our allowance for credit losses continues to be driven by a combination of portfolio loan growth, nominal credit movement and general macroeconomic trends. Non-accruing loans increased during the third quarter 2024 to $7.1 million from $6.3 million in the second quarter 2024 driven by commercial real estate and consumer installment changes partially offset by commercial installment and residential real estate decreases. The increase in non-accruing loans was centered in one well-secured owner-occupied CRE credit ($759 thousand) that is carrying no associated specific reserve after being reviewed for impairment. Total non-accruing loans to total loans was 0.23% in the third quarter compared to 0.20% in the second quarter 2024 which remains below peer group medians and averages.

●	Total deposits increased $120.6 million to $3.3 billion in the third quarter 2024 from $3.1 billion at the second quarter 2024. Non-maturity deposits increased 15% on an annualized basis, or $104.4 million, to $2.4 billion driven by a $51.9 million increase in non-interest bearing demand, a $31.8 million increase in interest-bearing demand, and a $21.4 million increase in money market balances. Average yields on interest-bearing deposits increased 10 points to 2.45%.

●	Senior borrowings decreased $143.1 million to $186.2 million from the second quarter 2024 driven by increased deposits and cash balances available to fund loan growth and investment purchases. FHLB borrowings decreased $120.5 million to $133.8 million at the end of the third quarter 2024 compared to $254.3 million at the end of the second quarter 2024. Borrowings under the Federal Reserve’s Bank Term Funding Program decreased $20.0 million to $45 million at the end of the third quarter 2024 compared to $65 million at the end of the second quarter 2024. Total borrowing costs decreased from 4.57% at the end of the second quarter 2024 to 4.38% at the end of the third quarter 2024.

●	The Company's book value per share was $30.12 as of September 30, 2024 compared to $28.81 as of June 30, 2024. Tangible book value per share (non-GAAP) was $22.02 at the end of the third quarter 2024 compared to $20.68 at the end of the second quarter 2024.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

Cash and cash equivalents

Total cash and cash equivalents were $81.2 million compared to $94.8 million at year-end 2023. Interest-earning cash held with other banks totaled $41.3 million for the nine months ended September 30, 2024 compared to $52.6 million at year-end 2023 and yielded 5.5% and 6.4%, respectively.

Securities

Total securities decreased to $543.5 million compared to $547.4 million at year-end 2023 driven by a $5.2 million lower FHLB stock balance due to $98.5 million in paydowns of borrowings partially offset by a $1.3 million increase in securities available for sale. Securities available for sale year to date increased by $1.3 million driven by security purchases that replaced paydowns, $7.0 million in called or matured securities which were offset by fair value adjustments. The year to date weighted average yield of the securities portfolio was 4.0% compared to 3.9% at year-end primarily due to a run-off of lower coupon fixed-rate securities as well as higher yielding purchases. As of quarter-end, our securities portfolio had an average life of eight years compared with an average life of nine years at year-end. The effective duration of the portfolio was five years for the quarter-end and year-end and all securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

Loans

Total loans grew 2.8%, or $82.7 million, to $3.1 billion. Commercial loans grew 5.5%, or $107.6 million, driven by a $125.2 million, or 8.1%, increase in commercial real estate loans partially offset by a decrease in commercial and industrial loans of $17.6 million, or 4.4%. Residential loans decreased by $53.3 million or 6.0% compared to the fourth quarter 2023, primarily due to continued lower demand for prevailing mortgage rates. Tax exempt loans increased by $22.0 million or 36.7% driven by a shift within the portfolio in the third quarter 2024.

Allowance for Credit Losses

The ACL increased by $881 thousand to $29.0 million at the end of third quarter 2024 compared to $28.1 million at the end of the fourth quarter 2023.  Our ACL continued to be driven by a combination of portfolio loan growth, nominal credit movement and general macroeconomic trends.  Non-accruing loans increased to $7.1 million from $5.5 million in the fourth quarter 2023.   Charge-offs and specific reserves on non-accruing loans remained nominal, with these non-accruing relationships supported by relatively strong collateral values.

Deposits

Total deposits increased $119.9 million to $3.3 billion compared to $3.1 billion at the end of 2023. Total average yield on time deposits for the quarter ended September 30, 2024 increased to 2.5% from 2.1% as of the fourth quarter 2023. Time deposits increased by $117.1 million primarily due to remix into higher yielding deposit categories as yields increased to 4.4% at quarter ended September 30, 2024 compared to 3.7% for the quarter ended December 31, 2024.  Brokered CDs increased by $72.4 million compared to year end. Interest bearing demand deposits decreased $33.0 million at a weighted average yield of 1.5% compared to 1.3% as of the fourth quarter 2023. Non-interest bearing demand deposits increased $35.2 million compared to the fourth quarter 2023.

Borrowings

Senior borrowings decreased $84.8 million to $246.7 million as of September 30, 2024 compared to $331.5 million at the end of the fourth quarter 2023.  The decline in borrowings was primarily driven by FHLB paydowns attributed to higher seasonal deposit growth.

Equity

Total equity was $459.9 million at September 30, 2024 compared with $432.1 million at year-end. Tangible book value per share (non-GAAP) was $22.02 at September 30, 2024 compared with $20.28 at year-end.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

Net Income

Net income in the third quarter 2024 was $12.2 million compared to $11.1 million.  Diluted earnings per share was $0.80, compared to $0.73. Net income was higher in the quarter driven by a one-time tax refund adjustment for tax exempt loan interest.

Net income for the nine months ended September 30, 2024 was $32.5 million, or $2.14 per diluted share compared to $34.9 million, or $2.31 per diluted share, in the same period of 2023. The decrease was primarily driven by a higher cost of funds on deposits partially offset by lower borrowing costs and increased interest and dividend income from rising asset yields in the third quarter and nine months ended September 30, 2024.

Interest and Dividend Income

Total interest and dividend income in the third quarter 2024 increased by $3.5 million or 7.6% to $48.6 million compared to $45.1 million in the third quarter 2023 primarily driven by the repricing of adjustable loans and originations of higher fixed rate loans within the commercial portfolio. The yield on commercial real estate loans grew to 5.7% at the end of the third quarter 2024 from 5.3% for the third quarter ended 2023. Commercial and industrial yield grew to 7.0% at the end of the third quarter 2024 from 6.6% for the quarter ended 2023. Increases in yields were driven by the current rate environment.

Total interest and dividend income in the nine months ended September 30, 2024 increased by $12.9 million or 10.0% to $141.2 million compared to $128.4 million in comparative prior year primarily driven by the same circumstances noted above for the quarter. The yield on commercial real estate loans grew to 5.6% for the nine months ended September 30, 2024 from 5.2% in the first nine months of 2023. Commercial and industrial yield grew to 6.8% at September 30, 2024 compared to 6.3% at September 30, 2023. Increases in yields were driven by the same circumstances above.

Net Interest Income and Net Interest Margin

NIM in the third quarter 2024 and 2023 was 3.2% respectively. The yield on loans grew to 5.5% in the third quarter 2024, up from 5.1% in the same quarter 2023.  Costs of interest-bearing deposits increased $4.8 million driven by yields moving to 2.5% from 1.8% in the third quarter 2023 along with an increase in deposit balances. Borrowings costs decreased $1.1 million from the third quarter 2023 compounded with a decrease in yields to 4.4% in the third quarter 2024 from 4.6% in the same quarter 2023.

NIM in the nine months ended September 30, 2024 was 3.1% compared to 3.3% in the same period ended 2023.  The yield on loans grew to 5.4% in the nine months ended September 30, 2024, up from 5.0% in the comparative period 2023.  Costs of interest-bearing deposits increased $20.2 million driven by yields moving to 2.4% from 1.4% in the nine months ended September 30, 2023. Borrowings costs decreased $3.2 million for the first nine months of 2024 driven by lower borrowing levels and decrease in yields to 4.5% for the nine months ended September 30, 2024 compared to 4.6% for the same period ended 2023.

The decrease in both periods was primarily driven by higher cost of funds partially offset by lower borrowing costs. Competitive pricing within the interest rate environment and a $158.9 million growth in total deposits driven in time deposits year-over-year partially offset by mix change between interest-bearing and non-interest bearing demand deposits.

Provision for Credit Losses

The provision for credit losses in the third quarter 2024 was $228 thousand compared to $673 thousand in the third quarter 2023 as net charge-offs to total loans continue to remain nominal. Non-accruing loans to total loans remained flat at 0.23% at the end of the third quarter 2024 compared the third quarter 2023.

The provision for credit losses in the nine months ended September 30, 2024 was $1.1 million lower than the prior year at $1.1 million compared to $2.2 million in the nine months ended September 30, 2023. The increase ACL balance in the nine months ended September 30, 2023 was largely due to loan growth; however, the ratio of ACL to total loans has remained stable at 0.94% in the first nine months of 2024 compared to the same period in 2023 driven by more refined economic forecasting, especially in the national unemployment figures. Net charge-offs to total loans were $221 thousand compared to $70 thousand in the nine months ended September 30, 2023.

Non-Interest Income

Non-interest income was $9.7 million in the third quarter ended 2024 compared to $8.6 million in the same quarter 2023. Wealth management income grew 17.2% to $4.1 million compared to $3.5 million in the in the third quarter 2023 driven by an increase in managed accounts and increased investment market values. Mortgage banking income increased $266 thousand compared to the third quarter 2023 driven by increased margins on our held–for-sale mortgage business.

Non-interest income increased $1.1 million to $27.5 million in the nine months ended September 30, 2024 compared to $26.4 million for the same period in 2023. Wealth management income grew $1.1 million to $12.0 million compared to $10.9 million in the nine months ended September 30, 2023 driven by the same reasons as discussed in the quarterly above. Assets under management grew 20% in the third quarter 2024 to $2.6 billion from $2.3 billion in the third quarter 2023 driven by higher security valuations and an 8% growth in the managed accounts.  BOLI income decreased $452 thousand driven by timing of one-time death benefits that occurred during the first quarter 2023. Mortgage banking income increased $424 thousand compared to the nine months ended September 30, 2023 driven by increased volume and margins on our held–for-sale mortgage business.

Non-Interest Expense

Non-interest expense was $24.8 million in the third quarter 2024 compared to $22.8 million in the third quarter 2023 driven by salary and benefits, and other expenses. Salary and benefit expenses increased 10.5%, or $1.4 million, from the third quarter 2023 driven in part by stock compensation due to a $7.21 per share increase in stock price and a lower discount on postretirement liabilities year over year. Other expenses increased to $4.2 million from $3.7 million in the third quarter 2023 primarily due to increases in media relations expenses, software expenses, and debit and ATM card expenses.

Non-interest expense was $72.1 million for the nine months ended September 30, 2024 compared to $68.5 million in the same period in 2023. Salaries and benefits expenses increased $2.5 million for the nine months ended September 30, 2024 to $41.5 million driven by the same items mentioned above. Other expenses increased $1.0 million in the nine months ended September 30, 2024 driven by software expenses and debit and ATM card expenses.

Income Tax Expense

Income tax expense was $1.4 million in the third quarter 2024 compared with $3.2 million in the prior year quarter.  The effective tax rate was 10.4% for the third quarter 2024 compared to 22.4% for the third quarter 2023.  The reduction in tax expense in the current quarter is driven by a multiple year tax refund for tax exempt interest income on loans.

Income tax expense for the nine months ended September 30, 2024 was $6.5 million compared with $9.6 million for the same period in 2023. The effective tax rate was 16.6% for the nine months ended September 30, 2024 compared to 21.6% for the nine months ended September 30, 2023.

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

As of September 30, 2024, available same-day liquidity totaled approximately $1.1 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of September 30, 2024, we had unused borrowing capacity at the FHLB of $475.1 million, unused borrowing capacity at the Reserve Bank of $87.0 million and unused lines of credit totaling $41.0 million, in addition to $101.8 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at September 30, 2024 and December 31, 2023 - Equity” for a discussion of shareholders’ equity together with Note 6 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $13.3 million and $12.4 million for the nine months ended September 30, 2024 and 2023, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
PER SHARE DATA
Net earnings, diluted	$0.80	$0.73	$2.13	$2.30
Adjusted earnings, diluted(1)	0.80	0.73	2.11	2.29
Total book value	30.12	26.67	30.12	26.67
Tangible book value per share(1)	22.02	18.45	22.02	18.45
Market price at period end	30.84	23.63	30.84	23.63
Dividends	0.30	0.28	0.88	0.82

PERFORMANCE RATIOS(2)
Return on assets	1.20%	1.11%	1.09%	1.19%
Adjusted return on assets(1)	1.20	1.11	1.08	1.18
Pre-tax, pre-provision return on assets	1.37	1.49	1.35	1.59
Adjusted pre-tax, pre-provision return on assets (1)	1.37	1.49	1.34	1.58
Return on equity	10.68	10.72	9.97	11.38
Adjusted return on equity(1)	10.68	10.72	9.86	11.35
Return on tangible equity	14.90	15.65	14.16	16.61
Adjusted return on tangible equity(1)	14.90	15.65	14.01	16.57
Net interest margin, fully taxable equivalent(1) (3)	3.15	3.18	3.14	3.32
Efficiency ratio(1)	62.09	58.37	62.52	57.59

FINANCIAL DATA (In millions)
Total assets	$4,030	$3,984	$4,030	$3,984
Total earning assets(4)	3,720	3,687	3,720	3,687
Total investments	543	524	543	524
Total loans	3,082	2,993	3,082	2,993
Allowance for credit losses	29	28	29	28
Total goodwill and intangible assets	124	125	124	125
Total deposits	3,261	3,140	3,261	3,140
Total shareholders' equity	460	404	460	404
Net income	12	11	33	35
Adjusted income(1)	12	11	32	35

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries)(5)/average loans	0.01%	—%	0.01%	—%
Allowance for credit losses/total loans	0.94	0.94	0.94	0.94
Loans/deposits	95	95	95	95
Shareholders' equity to total assets	11.41	10.15	11.41	10.15
Tangible shareholders' equity to total tangible assets(1)	8.61	7.25	8.61	7.25
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and interest-bearing deposit with other banks. Securities are valued at amortized cost.
(5)	Current quarter annualized.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loan and deposit data and accompanying growth rates as of September 30, 2024 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	to Date	to Date
Commercial real estate	$1,677,310	$1,634,658	$1,574,802	$1,552,061	$1,548,835	10%	11%
Commercial and industrial	382,554	421,297	412,567	400,169	391,347	(37)	(6)
Total commercial loans	2,059,864	2,055,955	1,987,369	1,952,230	1,940,182	1	7

Residential real estate	836,566	854,718	873,213	889,904	896,757	(8)	(8)
Consumer	103,415	99,776	95,838	97,001	95,160	15	9
Tax exempt and other	81,890	53,732	55,252	59,914	60,692	*	49
Total loans	$3,081,735	$3,064,181	$3,011,672	$2,999,049	$2,992,791	2%	4%

*Indicates ratio greater than 100%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	to Date	to Date
Non-interest bearing demand	$604,963	$553,067	$544,495	$569,714	$618,421	38%	8%
Interest-bearing demand	913,910	882,068	888,591	946,978	929,481	14	(5)
Savings	544,235	544,980	551,493	553,963	572,271	(1)	(2)
Money market	380,624	359,208	365,289	370,242	361,839	24	4
Total non-maturity deposits	2,443,732	2,339,323	2,349,868	2,440,897	2,482,012	18	—
Time	817,354	801,143	777,208	700,260	658,482	8	22
Total deposits	$3,261,086	$3,140,466	$3,127,076	$3,141,157	$3,140,494	15%	5%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2024			2023
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$54,897	$765	5.54%	$70,499	$892	5.02%
Securities available for sale and FHLB stock(2)(3)	601,489	5,991	3.96	620,851	6,051	3.87
Loans:
Commercial real estate	1,645,933	23,445	5.67	1,550,188	20,856	5.34
Commercial and industrial	473,049	8,297	6.98	439,915	7,270	6.56
Residential	851,426	8,793	4.11	909,296	8,801	3.84
Consumer	101,230	1,840	7.23	96,362	1,670	6.88
Total loans (1)	3,071,638	42,375	5.49	2,995,761	38,597	5.11
Total earning assets	3,728,024	49,131	5.24%	3,687,111	45,540	4.90%
Cash and due from banks	34,036			36,713
Allowance for credit losses	(28,893)			(27,473)
Goodwill and other intangible assets	123,761			124,926
Other assets	170,113			162,801
Total assets	$4,027,041			$3,984,078

Liabilities
Interest-bearing demand	$888,325	$3,314	1.48%	$915,072	$2,567	1.11%
Savings	547,482	958	0.70	579,090	616	0.42
Money market	378,855	2,985	3.13	358,742	2,302	2.55
Time	807,180	8,917	4.39	645,285	5,930	3.65
Total interest bearing deposits	2,621,842	16,174	2.45	2,498,189	11,415	1.81
Borrowings	312,891	3,448	4.38	391,976	4,534	4.59
Total interest bearing liabilities	2,934,733	19,622	2.66%	2,890,165	15,949	2.19%
Non-interest bearing demand deposits	577,428			610,644
Other liabilities	60,731			72,409
Total liabilities	3,572,892			3,573,218

Total shareholders' equity	454,149			410,860

Total liabilities and shareholders' equity	$4,027,041			$3,984,078

Net interest spread			2.58%			2.71%
Net interest margin			3.15			3.18
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Nine Months Ended September 30,
	2024			2023
	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$39,174	$1,685	5.75%	$39,174	1,400	4.78%
Securities available for sale and FHLB stock(2)(3)	590,056	18,069	4.09	616,220	17,746	3.85
Loans:
Commercial real estate	1,603,932	66,934	5.57	1,531,413	59,679	5.21
Commercial and industrial(3)	468,913	23,882	6.80	430,602	20,237	6.28
Residential	865,701	26,676	4.12	907,051	25,598	3.77
Consumer	98,492	5,323	7.22	97,981	4,863	6.64
Total loans (1)	3,037,038	122,815	5.40	2,967,047	110,377	4.97
Total earning assets	3,666,268	142,569	5.19%	3,622,441	129,523	4.78%
Cash and due from banks	32,188			33,588
Allowance for credit losses	(28,543)			(26,836)
Goodwill and other intangible assets	123,983			124,913
Other assets	181,816			180,558
Total assets	$3,975,712			$3,934,664

Liabilities
Interest-bearing demand	$882,884	$9,276	1.40%	$895,596	5,754	0.86%
Savings	547,436	2,696	0.66	607,880	1,660	0.37
Money market	375,216	8,560	3.05	419,030	7,500	2.39
Time	775,316	24,954	4.30	492,117	10,355	2.81
Total interest bearing deposits	2,580,852	45,486	2.35	2,414,623	25,269	1.40
Borrowings	326,648	10,983	4.49	417,392	14,215	4.55
Total interest bearing liabilities	2,907,500	56,469	2.59%	2,832,015	39,484	1.86%
Non-interest bearing demand deposits	561,063			623,368
Other liabilities	71,187			69,026
Total liabilities	3,539,750			3,524,409

Total shareholders' equity	435,962			410,255

Total liabilities and shareholders' equity	$3,975,712			$3,934,664

Net interest spread			2.60%			2.92%
Net interest margin			3.14			3.32

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Calculations	2024	2023	2024	2023
Net income		$12,193	$11,104	$32,544	$34,907
Non-recurring items:
Gain on sale of securities, net		—	—	(50)	(34)
Gain on sale of premises and equipment, net		—	—	(263)	(99)
Acquisition, conversion and other expenses		—	—	20	20
Income tax expense (1)		—	—	(61)	28
Total non-recurring items		—	—	(354)	(85)
Total adjusted income(2)	(A)	$12,193	$11,104	$32,190	$34,822

Net interest income	(B)	$28,958	$29,186	$84,772	$88,882
Plus: Non-interest income		9,653	8,815	27,496	26,423
Total Revenue		38,611	38,001	112,268	115,305
Gain on sale of securities, net		—	—	(50)	(34)
Total adjusted revenue(2)	(C)	$38,611	$38,001	$112,218	$115,271

Total non-interest expense		$24,772	$23,016	$72,103	$68,556
Non-recurring expenses:
Gain on sale of premises and equipment, net		—	—	263	99
Acquisition, conversion and other expenses		—	—	(20)	(20)
Total non-recurring expenses		—	—	243	79
Adjusted non-interest expense(2)	(D)	$24,772	$23,016	$72,346	$68,635

Total revenue		38,611	38,001	112,268	115,305
Total non-interest expense		24,772	23,016	72,103	68,556
Pre-tax, pre-provision net revenue		$13,839	$14,985	$40,165	$46,749

Adjusted revenue(2)		38,611	38,001	112,218	115,271
Adjusted non-interest expense(2)		24,772	23,016	72,346	68,635
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$13,839	$14,985	$39,872	$46,636

(in millions)
Average earning assets	(E)	$3,728	$3,687	$3,666	$3,622
Average assets	(F)	4,027	3,984	3,976	3,935
Average shareholders' equity	(G)	454	411	436	410
Average tangible shareholders' equity(2)(3)	(H)	330	286	312	285
Tangible shareholders' equity, period-end(2)(3)	(I)	336	280	336	280
Tangible assets, period-end(2)(3)	(J)	3,906	3,859	3,906	3,859

		Three Months Ended September 30,		Nine Months Ended September 30,
	Calculations	2024	2023	2024	2023
(in thousands)
Common shares outstanding, period-end	(K)	15,268	15,156	15,268	15,156
Average diluted shares outstanding	(L)	15,326	15,196	15,292	15,189

Adjusted earnings per share, diluted(2)	(A/L)	$0.80	$0.73	$2.11	$2.29
Tangible book value per share, period-end(2)	(I/K)	22.02	18.45	22.02	18.45
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.61	7.25	8.61	7.25

Performance ratios(4)
Return on assets		1.20%	1.11%	1.09%	1.19%
Core return on assets(2)	(A/F)	1.20	1.11	1.08	1.18
Pre-tax, pre-provision return on assets		1.37	1.49	1.35	1.59
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.37	1.49	1.34	1.58
Return on equity		10.68	10.72	9.97	11.38
Core return on equity(2)	(A/G)	10.68	10.72	9.86	11.35
Return on tangible equity		14.90	15.65	14.16	16.61
Adjusted return on tangible equity(1)(2)	(A+Q)/H	14.90	15.65	14.01	16.57
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	62.09	58.59	62.52	57.59
Net interest margin	(B+P)/E	3.15	3.18	3.14	3.32

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$686	$565	$1,737	$1,831
Franchise taxes included in non-interest expense	(O)	138	186	399	497
Tax equivalent adjustment for net interest margin	(P)	550	405	1,327	1,155
Intangible amortization	(Q)	233	233	699	699
(1)	Assumes a marginal tax rate of 23.82% in the second and third quarter of 2024 and 24.01% for the first quarter 2024 and 23.80% for 2023.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

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

As of September 30, 2024, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended September 30, 2024 and 2023:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At September 30, 2024
-200	$(5,070)	(4.1)%	$(13,418)	(9.9)%
-100	(2,875)	(2.3)	(6,555)	(4.8)
+100	2,899	2.4	5,873	4.3
+200	5,162	4.2	10,758	7.9
At September 30, 2023
-200	$(4,125)	(3.2)%	$(10,532)	(7.6)%
-100	(1,359)	(1.1)	(4,201)	(3.0)
+100	1,247	1.0	2,660	1.9
+200	2,314	1.8	4,575	3.3

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

As compared to September 30, 2023, asset sensitivity has increased in both year one and year two.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A.          RISK FACTORS

We believe there were no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” of our

Form 10-K.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended September 30, 2024.

On April 18, 2024, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing approximately 761,000 shares. No shares were repurchased by the Company in the first nine months of 2024 and the maximum number of shares that may yet be purchased under the plan is 761,000 shares. We will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

ITEM 5.           OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 7, 2024	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2024		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)