Form 10-K
period 2024-12-31
BAR HARBOR BANKSHARES
filed 2025-03-11
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $460,895,173 based on the closing sale price of the common stock on the NYSE American on June 28, 2024, the last trading day of the registrant’s most recently completed second quarter.

The Registrant had 15,317,222 shares of common stock, par value $2.00 per share, outstanding as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed within 120 days after December 31, 2024 are incorporated by reference into Part III this Annual Report on Form 10-K.

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

GENERAL

Bar Harbor Bankshares (the “Company,” “we,” “our” or “us” or similar terms) is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire, and Vermont. The Bank is a regional community bank that thinks differently about banking. The Bank provides the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. Having recently celebrated the 138th anniversary of the Bank’s founding, we remain focused on helping our customers achieve their goals as the key to the Bank’s success. With over 450 dedicated professionals and more than 50 locations, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our customers in order to serve their banking and financial needs. Through these efforts, we continue to be a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs, and individuals within our footprint. Our corporate goal is to be one of the most consistently high performing community banks in New England, and our business model is centered on the following:

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

Shown below is a profile and geographical footprint of the Bank as of December 31, 2024:

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

There are two Connecticut statutory trusts for which all of the common stock is owned by the Company. These capital trusts are unconsolidated, and their only material asset is a $20.6 million trust preferred security related to the junior subordinated debentures reported in Note 7 – Borrowed Funds of the Consolidated Financial Statements.

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

	2024		2023
(in thousands, except		% of		% of
percentages)	Amount	Total	Amount	Total
Commercial construction	$131,617	4%	$154,048	5%
Commercial real estate owner occupied	302,074	10	310,015	10
Commercial real estate non-owner occupied	1,358,903	43	1,144,566	38
Tax exempt and other	44,275	2	43,688	2
Commercial and industrial	319,766	10	310,883	10
Residential real estate	888,251	28	940,334	32
Home equity	94,141	3	87,683	3
Consumer other	8,069	—	7,832	—
Total loans	$3,147,096	100%	$2,999,049	100%

Commercial Loan Exposure and Industries

All commercial loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes.  The following table summarizes the major industries of the commercial loan portfolio as of December 31, 2024 and 2023:

	2024			2023
(in thousands, except percentages)	Loans	Total Exposure	% of Total Portfolio	Loans	Total Exposure	% of Total Commercial Portfolio
Real Estate and Rental and Leasing	$1,109,613	$1,286,712	51%	$1,018,035	$1,196,273	52%
Accommodation and Food Services	415,321	444,028	19	334,838	347,588	17
Health Care and Social Assistance	96,767	105,873	4	99,601	109,771	5
Retail Trade	77,771	95,424	4	78,036	94,074	4
Finance and Insurance	79,692	117,718	4	59,753	103,444	3
Wholesale Trade	62,832	112,913	3	63,088	110,703	3
Agriculture, Forestry, Fishing and Hunting	47,591	58,335	2	55,214	63,052	3
Educational Services	47,635	56,855	2	51,512	63,731	3
Public Administration	37,106	38,191	2	35,995	40,669	—
Manufacturing	36,627	56,644	2	44,277	67,221	2
Arts, Entertainment, and Recreation	29,794	32,221	1	30,914	33,441	2
Construction	23,817	67,060	1	23,086	44,518	1
Transportation and Warehousing	12,069	14,411	1	14,424	22,139	—
All other	80,000	115,435	4	51,566	79,691	5
Total commercial loans	$2,156,635	$2,601,820	100%	$1,963,200	$2,376,315	100%

Within our non-owner-occupied commercial real estate portfolio (considered “Commercial construction” and “Commercial Real Estate Non-Owner Occupied” above), the top 10 loans represent approximately 12.7% of total commercial real estate loans outstanding. The average loan size in the CRE segment is approximately $2.1 million. Delinquencies within the segment were nominal at less than 0.02% as a percentage of the total segment as of December 31, 2024. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. The weighted average loan-to-value ratio for the top 10 loans within the non-owner occupied segment was 60.7% as of December 31, 2024. The top 10 office loans represent approximately 8.3% of the total commercial real estate segment exposure inclusive of unfunded commitments and 9.0% of the outstanding balances. The weighted average loan-to-value for the top 10 loans within the office segment is 68.8%. Our total commercial portfolio has a pass rating of 95%, included in the commercial portfolio are office loans of $247.8 million which have a pass rating of 85%.

Maturity and Sensitivity of the Loan Portfolio

The following table shows contractual maturities of selected loan categories at December 31, 2024. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

	Within	1 to 5	5 to 15	After
(in thousands, except percentages)	1 year	Years	Years	15 Years	Total	% of Total
Contractual Maturity
Commercial construction	$24,794	$62,021	40,307	4,495	$131,617	4%
Commercial real estate owner occupied	14,956	95,317	176,464	15,337	302,074	10
Commercial real estate non-owner occupied	105,868	678,114	564,631	10,290	1,358,903	43
Tax exempt and other	27,276	2,282	14,716	1	44,275	2
Commercial and industrial	43,043	118,343	123,573	34,807	319,766	10
Residential real estate	2,210	37,579	135,969	712,493	888,251	28
Home equity	2,427	3,057	12,902	75,755	94,141	3
Consumer other	2,827	4,810	290	142	8,069	—
Total loans	$223,401	$1,001,523	$1,068,852	$853,320	$3,147,096	100%

Repricing Date
Fixed-rate	107,184	424,840	507,205	582,517	1,621,746	52
Floating or adjustable rate	116,217	576,683	561,647	270,803	1,525,350	48
Total loans	$223,401	$1,001,523	$1,068,852	$853,320	$3,147,096	100%

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

The following table presents the problem assets for the years indicated:

(in thousands, except ratios)	2024	2023
Non-accruing loans:
Commercial construction	$—	$—
Commercial real estate owner occupied	736	103
Commercial real estate non-owner occupied	277	340
Tax exempt and other	—	—
Commercial and industrial	1,099	363
Residential real estate	3,591	3,908
Home equity	1,267	809
Consumer other	24	5
Total loans	6,994	5,528
Non-Performing securities available for sale	5,760	—
Other real estate owned	—	—
Total non-performing assets	$12,754	$5,528

Total non-performing loans/total loans	0.22%	0.18%
Total non-performing assets/total assets	0.31	0.14

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

The following table presents an analysis of the ACL for the years indicated:

(in thousands, except ratios)	2024	2023
Balance at beginning of year	$28,142	$25,860
Charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	(3)	—
Commercial real estate non-owner occupied	—	—
Tax exempt and other	—	—
Commercial and industrial	(187)	(664)
Residential real estate	—	(8)
Home equity	—	(12)
Consumer other	(277)	(289)
Total charged-off loans	(467)	(973)
Recoveries on charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	—	142
Commercial real estate non-owner occupied	—	—
Tax exempt and other	—	—
Commercial and industrial	29	149
Residential real estate	15	31
Home equity	11	6
Consumer other	59	19
Total recoveries on charged-off loans	114	347
Net (charge-offs) recoveries	(353)	(626)
Provision for credit losses	955	2,908
Balance at end of year	$28,744	$28,142

Ratios:
Net charge-offs (recoveries)/average loans	0.01%	0.02%
Recoveries/charged-off loans	24	36
Allowance for credit losses/total loans	0.91	0.94
Allowance for credit losses/non-accruing loans	411	509

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

	2024		2023
		% Allocated to		% Allocated to
(in thousands, except ratios)	Amount	Total Loans	Amount	Total Loans
Commercial construction	$2,096	0.07%	$4,261	0.14%
Commercial real estate owner occupied	2,794	0.09	2,863	0.10
Commercial real estate non-owner occupied	11,104	0.35	9,443	0.31
Tax exempt and other	128	0.01	119	—
Commercial and industrial	5,064	0.16	3,259	0.11
Residential real estate	6,732	0.21	7,352	0.25
Home equity	741	0.02	767	0.03
Consumer other	85	—	78	—
Total	$28,744	0.91%	$28,142	0.94%

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

The following table presents the amortized cost and fair value of securities available for sale for the years indicated:

	2024		2023
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Debt Securities:
Obligations of US Government-sponsored enterprises	$1,344	$1,318	$2,021	$1,992
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	208,818	177,316	223,602	193,282
US Government agency	115,177	103,916	85,005	74,213
Private label	40,633	39,564	60,888	59,051
Obligations of states and political subdivisions thereof	116,421	105,452	119,857	110,168
Corporate bonds	100,923	93,452	105,552	95,868
Total	$583,316	$521,018	$596,925	$534,574

The following table presents the amortized cost and weighted average yields of securities available for sale at by maturity:

	December 31, 2024
	Within	Over 1 Year	Over 5 Years	Over
(in thousands, except ratios)	1 Year	to 5 Years	to 10 years	10 Years	Total
Debt Securities:
Obligations of US Government-sponsored enterprises	$—	$330	$305	$709	$1,344
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	787	2,657	16,361	189,013	208,818
US Government agency	8	157	3,466	111,546	115,177
Private label	—	4,000	26,074	10,559	40,633
Obligations of states and political subdivisions thereof	—	600	2,768	113,053	116,421
Corporate bonds	3,000	51,469	41,454	5,000	100,923
Total	$3,795	$59,213	$90,428	$429,880	$583,316

Weighted Average Yield	7.42%	5.68%	5.27%	2.56%	3.33%

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

The following table presents the average balances and weighted average rates for deposits for the years indicated:

	2024			2023
(in thousands, except ratios)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Non-interest bearing demand	$570,787	18%	—%	$618,685	20%	—%
Interest-bearing demand	886,272	28	1.41	900,035	30	0.98
Savings	546,517	17	0.67	594,959	20	0.39
Money market	379,997	12	3.02	406,759	13	2.48
Time deposits	791,228	25	4.30	532,981	17	3.19
Total	$3,174,801	100%	1.94%	$3,053,419	100%	1.25%

Estimated uninsured non-maturity deposits were $404.7 million as of December 31, 2024 and $525.3 million as of December 31, 2023. Estimated uninsured time deposits were $85.3 million and $60.0 million as of December 31, 2024 and 2023, respectively.

The following table presents the scheduled maturities of time deposits greater than $250 thousand at December 31, 2024:

(in thousands, except ratios)	Amount
Three months or less	$39,188
Over 3 months through 6 months	62,799
Over 6 months through 12 months	81,767
Over 12 months	2,910
Total	$186,664

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

TRUST MANAGEMENT SERVICES

The Bank has one wholly-owned subsidiary, BHWM, that provides a comprehensive array of fiduciary services including trust and estate administration, wealth advisory services, and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. As a New Hampshire-chartered trust company, BHWM is subject to New Hampshire laws applicable to trust companies and fiduciaries. Professional advisors help individuals and families structure accounts that will meet their long-term financial needs. To many wealth management clients, the effective transfer of wealth to future generations is of paramount importance. The trust services act as a fiduciary for various types of trusts and serves as the investment manager for these accounts. Outside of trust services, they also provide 401(k) plan services, financial, estate and charitable planning, investment management, family office, municipal and tax services. The employees include credentialed investment professionals with extensive experience. At December 31, 2024 and 2023, trust management services had total assets under management (“AUM”) of $2.8 billion and $2.5 billion, respectively.

HUMAN CAPITAL

We are very fortunate to have a committed team throughout Maine, New Hampshire, and Vermont who are capable, determined and empowered to drive our company forward. As of December 31, 2024, we had 458 full time equivalent employees. None of our colleagues are represented by unions.  All employment decisions are based on talent and potential for growth. Our ability to attract and retain top-tier talent while sustaining and deepening the current relationships is critical to maintaining a best-in-class customer and colleague experience. The opportunity for personal and professional development is a critically important focus of ours and one that helps us retain top talent. We are keenly aware of our ability to be a positive impact in the communities we serve, as such we are committed to supporting, developing, and encouraging colleague engagement with their communities.

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

Embracing unique perspectives and supporting inclusivity are at the core of who we are. We strive to understand the unique opportunities and challenges that our customers and colleagues face and are committed to fostering an inclusive and equitable work environment.

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

REGULATION AND SUPERVISION

The following discussion addresses elements of the regulatory framework applicable to the Company.  This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system and depositors, rather than the shareholders of a bank holding company such as the Company.

The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

Regulation of the Company

As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and the Maine Bureau of Financial Institutions (the “BFI”).

The Federal Reserve Board has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength.  Under the BHC Act, as amended by the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank.  This support may be required at times when the Company may not have the resources to provide support to the Bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities.  The BHC Act prohibits a bank holding company, without prior approval of the Federal Reserve Board, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.

The BHC Act also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, among other permitted activities, a bank holding company may engage directly or indirectly in, and acquire control of companies engaged in, activities that the Federal Reserve Board has determined to be closely related to banking, subject to certain notification requirements.

Limitations on Acquisitions of Company Common Stock.  The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction.  Under rebuttable presumptions of control established by the Federal Reserve Board, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the Federal Reserve Board, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.  On July 30, 2024, the FDIC approved a notice of proposed rulemaking to amend the FDIC’s rules implementing the Change in Bank Control Act.  If adopted, the proposed rule would eliminate an exemption from prior notice to the FDIC for a proposed change in control involving the acquisition of voting securities of a depository institution holding company for which the Federal Reserve Board reviews a notice pursuant to the Change in Bank Control Act.  As a result, if the proposed rule is adopted, the acquisition of control of a bank holding company for an insured state nonmember bank would require prior notice to both the FDIC and the Federal Reserve Board.

In addition, the BHC Act prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve Board.  Among other circumstances, under the BHC Act, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.  The Federal Reserve has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company for purposes of the BHC Act.

Maine law also requires that any “person or company” obtain the approval of the Maine Superintendent of Financial Institutions before acquiring control of a Maine financial institution.  For purposes of Maine law, a “person” means an individual or individuals acting in concert, and a company may be deemed to control a Maine financial institution, among other circumstances, if it would be presumed to control the financial institution under the Change in Bank Control Act, including through acting in concert with other persons or entities.

Other Regulations

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

Regulation of the Bank

As a Maine-chartered financial institution, the Bank is subject to supervision, regular examination, and regulation by the Maine Bureau of Financial Institutions (“BFI”) and the FDIC as its primary federal regulator and as its deposit insurer.  The Bank is also subject to various Maine business and banking regulations and the regulations issued by the Consumer Financial Protection Bureau (“CFPB”) (as enforced by the FDIC).  The Federal Reserve Board may also directly examine the subsidiaries of the Company, including the Bank.

The FDIC and the BFI have the authority to issue cease and desist orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-related parties.

Deposit Insurance.  The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per depositor with respect to deposits held in the same right and capacity.  Deposit insurance premiums are based on assets.  The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using the CAMELS rating system and other factors.  The CAMELS rating system is a supervisory rating system designed to take into account and reflect various financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk.  To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier.  The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating).  This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  The FDIC is also required to recover losses to its Deposit Insurance Fund arising from the use of the systemic risk exception invoked on March 12, 2023, by the Secretary of the Treasury, acting on the recommendation of the Board of Directors of the FDIC and the Federal Reserve, and after consultation with the President, to allow the FDIC to complete its resolution of both Silicon Valley Bank and Signature Bank in a manner that fully protected depositors.  The FDIC is required to recover such losses through one or more special assessments on insured depository institution, depository institution holding companies (with the concurrence of the Secretary of the Treasury with respect to holding companies), or both, as the FDIC determines appropriate.  On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover such losses.  For 2024, the FDIC insurance expense for the Bank was $1.8 million.

In addition, under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Acquisitions and Branching.  Prior approval from the BFI and the FDIC is required in order for the Bank to acquire another bank or establish a new branch office.  Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act.  In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks.  The FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks.  Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company.  In order to form a financial subsidiary, a state-chartered bank must be “well capitalized,” and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits.  The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.”  Certain depository institutions that have brokered deposits in excess of 10% of total assets may be subject to increased FDIC deposit insurance premium assessments.  However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits, and established small banks (generally those with less than $10 billion in assets) are not subject to a brokered deposit adjustment.  Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  Failure of an institution to receive at least a “satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  On October 23, 2023, the FDIC approved changes to its CRA regulations, maintaining the existing CRA ratings (outstanding, satisfactory, needs to improve, and substantial noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics.  On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state trade associations jointly sued the Federal Reserve Board, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority in adopting revised regulations to implement the CRA.  The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case.  On March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule with respect to the plaintiff trade associations while the case moves forward.  The banking agencies have appealed the issuance of the injunction to the U.S. Court of Appeals for the Fifth Circuit.  However, the new CRA regulations are currently expected to become effective on January 1, 2026.  The Bank has achieved a rating of “satisfactory” on its most recent examination dated.

Lending Restrictions.  Federal law limits a bank’s authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons.  Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons.  Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements.  The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank.  These rules are intended to reflect the relationship between a banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items.  The Federal Reserve Board and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions.  Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, ACL on loans.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve Board’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  The Company’s currently outstanding trust preferred securities were grandfathered under this rule.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned one of several categories of risk weights based primarily on relative risk.  Under the Federal Reserve Board’s rules applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum leverage ratio requirement of 4.0%.  Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s prompt corrective action rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Bank is considered “well capitalized” under this definition.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals.  A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank.  A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized.  However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10.0% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.  The Company is considered “well capitalized” under this definition.  A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.

Safety and Soundness Standard.   Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits.  In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA.  See “-Regulatory Capital Requirements” above.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries.  Revenues of the Company are derived primarily from dividends paid to it by the Bank.  The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.

Restrictions on Bank Holding Company Dividends.  The Federal Reserve Board has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay a dividend that exceeds earnings for the period for which the dividend is being paid.  Further, under the Federal Reserve Board’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain the required capital conservation buffer.  See “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.

Restrictions on Bank Dividends.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Maine law requires the approval of the BFI for any dividend that would reduce a bank’s capital below prescribed limits.  In addition, the ability of shareholders to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors).

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries.  An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of “covered transactions” outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of “covered transactions” of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution.  For this purpose, “covered transactions” are defined by statute to include: a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  “Covered transactions” are also subject to certain collateral security requirements.  “Covered transactions” as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms.  If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments.  Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.

Consumer Protection Regulation

General. The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms.  Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings.  Additionally, the CFPB’s qualified mortgage rule, requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling.  The Economic Growth Act included provisions that ease certain requirements related to residential mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties.  In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers.  The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, individual states in our market area have promulgated data security regulations with respect to personal information of their residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act.  Under the Bank Secrecy Act (the “BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000.  In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.  In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.  In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control.  The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others.  These sanctions, which are administered by U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), take many different forms.  Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities.  Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences for the Bank.

Other Significant Banking Regulations Applicable to the Bank

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

In accordance with NH RSA 383-C:5-502, BHWM’s Capital Plan requires minimum capital of $1.0 million to be invested in accordance with NH RSA 564-B:9-902. As of December 31, 2024, BHWM’s total capital was $13.2 million and it had liquidation reserves of $505 thousand held in a money market account.  BHWM also had operating reserves of $11.2 million held primarily at the Bank. As of December 31, 2024, BHWM had an appropriate liquidation reserve, minimum capital in excess of statutory requirements, and all funds were held in accordance with prudent investor standards of NH RSA 564-B:9-902 and as required by NH RSA 383-C:5-502.

Employee Retirement Income Security Act of 1974.  The Bank and BHWM are each also subject to ERISA, and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients.  ERISA and related provisions of the Internal Revenue Code of 1986, as amended, impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank or BHWM, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.

The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict BHWM  from conducting business in the event it fails to comply with such laws and regulations.  Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines.

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

Our earnings and cash flows are largely dependent upon net interest income. Net interest income is the difference between interest income earned on interest-bearing assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, both domestic and foreign, demand for loans, securities and deposits, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, or the slope of the yield curve could influence not only the interest received on loans and securities and the amount of interest paid on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, loans and investment securities may be subject to extension risk, which could negatively impact our net interest margin as well.

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

Wholesale funding sources may prove insufficient to replace deposits and support operations and future growth.

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

Additionally, any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.

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

If we are unable to access the capital markets, have prolonged net deposit outflows, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.

Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations or regulatory guidance, or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve Board to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, the withdrawal of or failure to attract customer deposits, or increased regulatory liquidity, capital and margin requirements.

Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, selling or securitizing loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

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

Secondary mortgage market conditions may adversely affect our financial condition and earnings.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of its quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, require performance of a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2024, our annual impairment test conducted in October, using discounted cash flows and market-based approaches, indicated that the estimated fair value of our sole reporting unit “Bar Harbor Bank & Trust” exceeded the carrying value. In a future assessment, we could conclude that all or a portion of our goodwill is impaired, which would result in a non-cash charge to earnings.

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

A decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions, changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of wealth management AUM, which are primarily marketable securities, and the fee revenues derived from the management of these assets. Market volatility that results in clients liquidating investments, as well as lower asset values, can reduce the level of AUM and decrease our wealth management revenues, which could materially adversely affect our results of operations.

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

As of December 31, 2024, approximately 67% of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property. Commercial loans typically involve larger balances to single borrowers or groups of related borrowers as compared to residential real estate loans. As our loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses, and/or an increase in loan charge-offs, all of which could adversely affect our financial condition and results of operations.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (e.g., computer viruses or electrical or telecommunications outages, natural disaster, pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that our vendors’ business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate (e.g., by requiring us to expend significant resources to correct the defect), as well as potential liability to customers, reputational damage, and regulatory intervention.

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

The financial services industry undergoes rapid technological changes with frequent introductions of new technology-driven products and services, including developments in artificial intelligence. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We offer electronic banking services for consumer and business customers via our website, including Internet banking and electronic bill payment, as well as mobile banking. We also offer debit cards, ATM cards, and automatic and ACH transfers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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

We may incur significant losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. In some cases, management of our risks depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, we may fail to adequately protect against risks and may incur losses. While we believe that we have adopted appropriate management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving laws, rules and regulations and evolving interpretations by regulatory authorities. In addition there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and our results of operations or financial condition could be materially adversely affected.

Our internal controls, procedures and policies may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If such events were to occur again in the future and result in the receivership of financial institutions, there is no guarantee that the systemic risk exception would be invoked to allow the FDIC to complete its resolution of such financial institutions in a manner that fully protects depositors or counterparties. We have exposure to a number of different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs as those proposed by the new U.S. Administration; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; federal government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors.

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

Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.

Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest rates, fluctuations in equity, commodity and futures prices, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, the cost of debt capital and our access to credit markets, the value of wealth management AUM and the fee income related to wealth management AUM, customer allocation of capital among investment alternatives, and our competitiveness with respect to deposit pricing. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated, which may limit the effectiveness of our strategies to manage these risks.

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

Future pandemics, severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business and the business of our customers.

Future pandemics, severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In particular, such events may have a particularly negative impact upon the business of customers who are engaged in the hospitality industry in our markets, which could have a direct negative impact on our business and results of operations. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities.

Legal, Regulatory and Compliance Risks

We are subject to extensive government regulation and supervision, which may interfere with the ability to conduct business and may negatively impact our financial results.

Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. We expect to become subject to future laws, rules and regulations beyond those currently proposed, adopted or contemplated in the U.S., as well as evolving interpretations of existing and future laws, rules and regulations. These and other restrictions could subject us to additional costs, limit the types of financial services and products we can offer, and/or limit the pricing we can charge on certain banking services, among other things. Compliance personnel and resources may increase costs of operations and adversely impact earnings.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.

As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities, including our responsibilities as a fiduciary. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

We are subject to stringent capital requirements which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements.

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

Future capital offerings may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources or, if our banking subsidiaries’ capital ratios fall below required minimums, we could be forced to raise additional capital by making additional offerings of debt, common or preferred stock, trust preferred securities, and senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Moreover, we cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition and results of operations.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend practices;
•	future sales of our equity or equity-related securities; and
•	changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.

Attractive acquisition opportunities may not be available to us in the future, which could limit the growth of our business.

We may not be able to sustain a positive rate of growth or expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

Anti-takeover provisions could negatively impact our stockholders.

Provisions of the articles of incorporation, Bylaws and applicable Maine law may delay or discourage transactions involving an actual or potential change in the Company’s control or change in its management, including transactions in which shareholders might otherwise receive a premium for their shares, or transactions that its shareholders might otherwise deem to be in their best interests. Our articles of organization authorize our Board of Directors to issue preferred stock without stockholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us.

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

We utilize third party service providers to support and facilitate business and operational activities to achieve strategic goals. However, third parties may expose us and our customers to various risks. We have implemented a Vendor Risk Management (“VRM”) framework, which provides the tools and practices utilized in the oversight of third-party service providers, with an objective to meet legal and regulatory obligations, contractual requirements, performance expectations, and our own principles and values. For the 2024 period, there were no material incidents affecting the VRM framework or controls.

We have developed cybersecurity and data privacy programs designed to enable and safeguard the confidentiality, integrity and availability of our information systems and data by providing proactive security expertise and risk assessments, creating and maintaining a resilient and secure environment, and fostering a culture of security awareness and compliance throughout our organization.  We maintain a robust Information Security Program that sets forth our commitment to the continual review and improvement of policies, processes, procedures, and standards for evaluating electronic and physical methods of accessing, collecting, storing, using, transmitting, disposing of, and protecting sensitive information, including customer information under guidelines established as part of the Gramm Leach-Bliley Act (GLBA).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol “BHB”.  As of March 7, 2025, there were 15,317,222 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,315 shareholders of record, as obtained through the Company’s transfer agent.

Cash dividends declared and paid totaled $0.30 per share in the second, third and fourth quarters of 2024 and $0.28 per share in the first quarter of 2024. We currently expect that comparable cash dividends will continue to be paid in the future. However, no assurances can be given that any dividends will be declared or paid on the Company’s common stock in the future, or, if declared and paid, the amount or frequency of those dividends. The ability of the Company to pay dividends is contingent on the ability of the Bank to dividend funds to the Company to finance the payment of those dividends. The ability of the Company and the Bank to pay dividends is restricted by certain laws and regulations, and the payment of dividends by the Company and the Bank is within the discretion of their respective boards of directors.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered equity securities were sold by the Company during the year ended December 31, 2024.

On April 18, 2024, the Board approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing 761,000 shares. No shares were repurchased by the Company during the year ended December 31, 2024 and the maximum number of shares that may yet be purchased under the plan is 761,000 shares. We will continue examine buying opportunities considering market conditions, including interest rate volatility and potential loan and risk-weighted asset growth.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the cumulative total shareholder return on our common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches our cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite Index, and the S&P U.S. Small Cap Banks Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

Bar Harbor Bankshares

Total Return Performance
Bar Harbor Bankshares
NYSE American Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/30/20	12/31/21	12/31/22	12/31/23	12/30/24
Bar Harbor Bankshares	100.00	92.77	122.76	140.87	134.60	146.22
NYSE American Composite Index	100.00	95.27	141.37	174.07	197.50	206.76
S&P U.S. Small Cap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and footnotes and selected financial data presented elsewhere in this Annual Report. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.  The detailed financial discussion that follows focuses on 2024 results compared to 2023. For a discussion of 2023 results compared to 2022, see the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

ANNUAL PERFORMANCE SUMMARY

Earnings (For year ended December 31, 2024 compared to the same period of 2023)

●	Net income was $43.5 million compared to $44.9, a decrease of 3%, driven primarily due to higher net interest expense as deposits repriced to higher rates. Diluted earnings per share was $2.84, compared to $2.95 for the previous year.

●	Return on assets was 1.09% compared to 1.14%. Return on equity was 9.75% compared to 10.88%. Both ratios include higher cost of funds and relatively flat unrealized losses on securities as noted below under the “Financial Position” section.

●	Net interest income was $113.8 million, compared to $117.7 million in the previous year. Net interest margin was 3.15% compared to 3.29% for 2023. The decrease is primarily due to the repricing of deposits and continued loan growth offset by higher borrowing costs and cost of interest-bearing liabilities.

●	The provision for credit losses was an expense of $2.1 million in 2024 compared to $2.9 million in 2023.

●	Non-interest income was $36.9 million, compared to $35.1 million primarily due to $1.4 million higher Trust and investment management fee income driven by increased assets under management and improved market performance.

●	Non-interest expense was $96.0 million versus $92.7 million. Salaries and benefits expense increased $2.3 million driven by cost of living increases, higher commissions and incentive costs. Other expenses increased $1.7 million driven by increased Debit, ATM and credit card expenses, software costs and adjustments in cash surrender values on a split dollar policy.

●	Efficiency ratio was 61.83% compared to 58.47% at the end of 2023.

Financial Position (For year ended December 31, 2024 compared to the same period of 2023)

●	Total assets increased $86.1 million to $4.1 billion mainly due to loan growth offset by available for sale security pay-downs.

●	Cash and cash equivalents were $72.2 million compared to $94.8 million in the previous year primarily due to loan growth and paydown of borrowings.

●	Total securities were $533.3 million, or 13% of total assets, compared to $547.4 million, or 14% of total assets. Net unrealized losses were flat at $62.3 million, compared with a gain of $62.4 million in the previous period, or 12% and 11% of gross securities for the respective periods. All securities are classified as available for sale preserving capital flexibility.

●	Total loans grew 5% annualized year over year. The increase was the net result of the strategy to grow commercial construction and commercial real estate owner-occupied segments.

●	The ratio of the allowance for credit losses to total loans was 0.91%, increasing from 0.94%, reflecting updated economic forecasting, especially in the national unemployment figures and decreases in specific reserves, offset with loan portfolio growth. Net charge-offs were 0.01% of average loans, a nominal increase compared to last year.

●	Deposit balances increased 4% annualized due to consumers’ migration to money market accounts and higher yielding time deposits.

●	Borrowings decreased to $40.9 million primarily due to excess cash available generated from operations used to pay off $20 million in subordinated debt and $30 million, net in Bank Term Funding Program borrowings with the FRB offset by a $10 million increase in FHLB advances.

●	Total book value per share was $30.00 compared to $28.48. The dividend increased to $0.30 per share an increase of 9.7% to yield an annualized dividend yield of 3.92%.

SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2024	2023	2022
Financial Condition Data:
Total assets	$4,083	$3,971	$3,910
Total earning assets(1)	3,782	3,664	3,601
Total investments	533	547	574
Total loans	3,147	2,999	2,903
Allowance for credit losses	29	28	26
Total goodwill and intangible assets	123	124	125
Total deposits	3,268	3,141	3,043
Total borrowings	291	332	394
Total shareholders' equity	458	432	393

Operating Data:
Total interest and dividend income	$189	$174	$127
Total interest expense	75	57	13
Net interest income	114	118	114
Non-interest income	37	35	35
Net revenue(2)	151	154	149
Provision for credit losses	2	3	3
Total non-interest expense	96	93	91
Income tax expense	9	12	11
Net income	44	45	44

Ratios and Other Data:
Per Common Share Data
Basic earnings	$2.86	$2.96	$2.90
Diluted earnings	2.84	2.95	2.88
Total book value(5)	30.00	28.48	26.09
Dividends	1.18	1.10	1.02
Common stock price:
High	38.47	32.42	33.11
Low	23.26	19.55	24.00
Close	30.58	29.36	32.04

Weighted average common shares outstanding (in thousands):
Basic	15,240	15,142	15,040
Diluted	15,311	15,195	15,112

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2024	2023	2022
Performance Ratios:(3)(4)
Return on assets	1.09%	1.14%	1.16%
Return on equity	9.75	10.88	10.91
Interest rate spread	2.61	2.86	3.24
Net interest margin(5)	3.15	3.29	3.36
Dividend payout ratio	40.85	36.93	35.20

Organic Growth Ratios:
Total commercial loans	9%	6%	19%
Total loans	5	3	15
Total deposits	4	3	(0)

Asset Quality and Condition Ratios:
Non-accruing loans/total loans	0.22%	0.18%	0.23%
Net charge-offs (recoveries)/average loans	0.01	—	(0.01)
Allowance for credit losses/total loans	0.91	0.94	0.89
Loans/deposits	96	95	95

Capital Ratios:
Tier 1 capital to average assets - Company	10.30%	9.70%	9.21%
Tier 1 capital to risk-weighted assets - Company	12.06	11.96	11.02
Tier 1 capital to average assets - Bank	10.66	10.50	10.10
Tier 1 capital to risk-weighted assets - Bank	12.50	12.96	12.67
Shareholders equity to total assets(5)	11.23	10.88	10.06
(1)	Earning assets includes non-accruing loans and interest-bearing deposits with other banks. Securities are valued at amortized cost.
(2)	Net revenue is defined as net interest income plus non-interest income.
(3)	All performance ratios are based on average balance sheet amounts, where applicable.
(4)	Fully taxable equivalent considers the impact of tax advantaged securities and loans.
(5)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and average rates and yields on a fully taxable equivalent basis for the periods included:

	Year Ended December 31,
	2024			2023			2022
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$36	$2	5.54%	$37	2	5.33%	$72	$1	1.07%
Securities available for sale and FHLB stock(2)(3)	590	24	4.03	610	26	3.88	630	19	2.99
Loans:
Commercial real estate	1,626	91	5.59	1,537	81	5.27	1,340	55	4.13
Commercial and industrial(3)	466	32	6.75	437	28	6.39	410	17	4.25
Paycheck protection program	—	—	—	—	—	—	1	—	17.27
Residential	859	35	4.12	905	35	3.82	873	31	3.55
Consumer	100	7	7.14	97	7	6.75	100	4	4.41
Total loans (1)	3,051	165	5.40	2,976	151	5.04	2,724	107	3.98
Total earning assets	3,677	191	5.18%	3,623	179	4.85%	3,426	127	3.73%
Cash and due from banks	32			34			37
Allowance for credit losses	(29)			(27)			(24)
Goodwill and other intangible assets	124			125			125
Other assets	182			179			183
Total assets	$3,986			$3,934			$3,747

Liabilities
Interest-bearing demand	$886	$12	1.41%	$900	9	0.98%	$907	$1	0.16%
Savings	547	4	0.67	595	2	0.39	658	1	0.10
Money market	380	12	3.02	407	10	2.48	466	3	0.63
Time	791	34	4.30	533	17	3.19	366	2	0.61
Total interest bearing deposits	2,604	62	2.37	2,435	38	1.57	2,397	7	0.31
Borrowings	300	13	4.40	401	18	4.56	203	6	2.71
Total interest bearing liabilities	2,904	75	2.58%	2,836	56	1.99%	2,600	13	0.49%
Non-interest bearing demand deposits	571			619			679
Other liabilities	65			67			69
Total liabilities	3,540			3,522			3,348

Total shareholders' equity	446			412			399

Total liabilities and shareholders' equity	$3,986			$3,934			$3,747

Net interest spread			2.61%			2.86%			3.24%
Net interest margin			3.15			3.29			3.36
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

	2024 Compared with 2023			2023 Compared with 2022
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Interest-earning deposits with other banks	$78	$(91)	$(13)	$1,595	$(369)	$1,226
Securities available for sale and FHLB stock	929	(812)	117	5,424	(575)	4,849
Loans:
Commercial real estate	5,100	4,724	9,824	17,630	8,110	25,740
Commercial and industrial	1,698	1,886	3,584	9,360	1,168	10,528
Paycheck protection program	—	—	—	—	(223)	(223)
Residential	2,605	(1,761)	844	2,376	1,142	3,518
Consumer	382	160	542	2,280	(109)	2,171
Total loans	9,785	5,009	14,794	31,646	10,088	41,734
Total interest income	$10,792	$4,106	$14,898	$38,665	$9,144	$47,809

Interest expense:
Deposits:
NOW	$3,790	$(135)	$3,655	$7,342	$(12)	$7,330
Savings	1,546	(190)	1,356	1,707	(66)	1,641
Money market	2,059	(663)	1,396	7,517	(376)	7,141
Time deposits	8,818	8,239	17,057	13,761	1,015	14,776
Total deposits	16,213	7,251	23,464	30,327	561	30,888
Borrowings	(461)	(4,625)	(5,086)	7,406	5,368	12,774
Total interest expense	$15,752	$2,626	$18,378	$37,733	$5,929	$43,662
Change in net interest income	$(4,960)	$1,480	$(3,480)	$932	$3,215	$4,147

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Year Ended December 31,
(in thousands)	Calculations	2024	2023	2022
Net income		$43,544	$44,852	$43,557
Non-recurring items:
Gain on sale of securities, net		(50)	(34)	(53)
Gain on sale of premises and equipment, net		(192)	182	10
Acquisition, conversion and other expenses		20	283	266
Income tax expense (1)		53	(104)	(51)
Total non-recurring items		(169)	327	172
Total adjusted income(2)	(A)	$43,375	$45,179	$43,729

Net interest income	(B)	$113,839	$117,675	$113,681
Plus: Non-interest income		36,888	35,073	34,647
Total Revenue		150,727	152,748	148,328
Gain on sale of securities, net		(50)	(34)	(53)
Total adjusted revenue(2)	(C)	$150,677	$152,714	$148,275

Total non-interest expense		$95,987	$92,723	$90,579
Non-recurring expenses:
Gain on sale of premises and equipment, net		192	(182)	(10)
Acquisition, conversion and other expenses		(20)	(283)	(266)
Total non-recurring expenses		172	(465)	(276)
Adjusted non-interest expense(2)	(D)	$96,159	$92,258	$90,303

Total revenue		150,727	152,748	148,328
Total non-interest expense		95,987	92,723	90,579
Pre-tax, pre-provision net revenue		$54,740	$60,025	$57,749

Adjusted revenue(2)		150,677	152,714	148,275
Adjusted non-interest expense(2)		96,159	92,258	90,303
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$54,518	$60,456	$57,972

(in millions)
Average earning assets	(E)	$3,677	$3,623	$3,425
Average assets	(F)	3,986	3,934	3,747
Average shareholders' equity	(G)	446	412	399
Average tangible shareholders' equity(2)(3)	(H)	323	288	273
Tangible shareholders' equity, period-end(2)(3)	(I)	335	308	268
Tangible assets, period-end(2)(3)	(J)	3,960	3,847	3,784

		Year Ended December 31,
	Calculations	2024	2023	2022
(in thousands)
Common shares outstanding, period-end	(K)	15,280	15,172	15,083
Average diluted shares outstanding	(L)	15,311	15,195	15,112

Adjusted earnings per share, diluted(2)	(A/L)	$2.84	$2.95	2.89
Tangible book value per share, period-end(2)	(I/K)	21.93	20.28	17.78
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.46	8.00	7.09

Performance ratios(4)
Return on assets		1.09%	1.14%	1.16%
Core return on assets(2)	(A/F)	1.09	1.15	1.17
Pre-tax, pre-provision return on assets		1.37	1.53	1.54
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.37	1.54	1.49
Return on equity		9.75	10.88	10.91
Core return on equity(2)	(A/G)	9.72	10.96	10.96
Return on tangible equity		13.72	15.84	16.20
Adjusted return on tangible equity(1)(2)	(A+Q)/H	13.67	15.96	16.26
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	61.83	58.47	59.54
Net interest margin	(B+P)/E	3.15	3.29	3.36

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$2,455	$2,392	2,020
Franchise taxes included in non-interest expense	(O)	538	638	583
Tax equivalent adjustment for net interest margin	(P)	1,905	1,550	1,398
Intangible amortization	(Q)	932	932	932
Interest and fees on PPP loans	(T)	—	—	223
(1)	2024 assumes a marginal tax rate of 23.73% for the fourth quarter, 23.82% for the second and third quarters and 24.01% for the first quarter.

2023 assumes a marginal tax rate of 24.01% for the fourth quarter and 23.80% for the first three quarters. 2022 assumes a marginal tax rate of 23.53% for the fourth quarter and 23.41% for the first three quarters.

(2)	Non-GAAP financial measure.
(3)	Tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Tangible assets are computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by using adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue tax effected for tax-advantaged assets.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2024 AND 2023

Cash and cash equivalents

Total cash and cash equivalents at December 31, 2024 were $72.2 million, compared to $94.8 million at December 31, 2023. Interest-earning cash held with other banks totaled $37.9 million at year-end 2024 compared to $52.6 million at year-end 2023 carrying a yield of 5.54% in 2024 versus 5.33% in 2023.

Securities

Securities totaled $533.3 million at year-end 2024 and $547.4 million at year-end 2023.  During 2024, security purchases totaled $53.5 million and were offset by $64.4 million of maturities, calls and pay-downs of amortizing securities. There were $21.4 million of purchases and $21.9 million in sales of FHLB stock during the year.  Fair value adjustments decreased the security portfolio by $62.3 million in 2024 compared to a $62.4 million unrealized loss in 2023. Unrealized losses stabilized in 2024 due to changes in the long-term treasury yield curve. The weighted average yield of the securities portfolio was 4.03% as of December 31, 2024 compared to 3.88% at year-end 2023. At the end of 2024, our securities portfolio had an average life of 9 years with an effective duration of 5 years for both periods respectively. All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.

Loans

Loans increased by $148.1 million from year-end 2023 or 5% annualized.  The growth was primarily in real estate and rental and leasing, and partially in finance and insurance industries. Total commercial loans were $2.1 billion, growing 9% annualized in 2024 and 6% in 2023 which was driven mostly from new relationships primarily to commercial borrowers. Total residential loans decreased 7% annualized or $63.4 million from year-end 2023, due to lower demand for prevailing mortgage rates and the continued strategy to sell production to the secondary market. Home Equity lines increased 7% or $6.5 million from year-end 2023 due to record available home equity levels and increased demand for credit. By borrowing some of the value of a home, homeowners are able to make home improvements or consolidate, pay down or pay off higher-interest debts.

Allowance for Credit Losses

The allowance for credit losses on loans was $28.7 million at December 31, 2024 compared to $28.1 million as of December 31, 2023. The increase was primarily due to commercial real estate prices, and loan portfolio growth. Net charge offs to average loans were 0.01% in 2024 compared to 0.02% in 2023.   Non-accruing loans increased $1.4 million to $7.0 million, or 0.22% of total loans at the end of 2024 from $5.5 million or 0.18% of total loans at year-end 2023 driven by increases in commercial and industrial, commercial real estate owner occupied and home equity loans. Net charge-offs decreased to $353 thousand in 2024 from $626 thousand in 2023 compared driven by the resolution of one non-accruing C&I loan.

The allowance for credit losses on available for sale investments increased to $568 thousand at December 31, 2024, driven by two corporate securities with a book value of $9.0 million, unrealized non-credit losses of $2.7 million and unrealized credit losses of $568 thousand. There was no ACL on available for sale securities at December 31, 2023.

Premises and Equipment

Premises and equipment increased $2.9 million at December 31, 2024 to $51.2 million compared to $48.3 million at December 31, 2023, driven by $10.5 million in additions of $4.6 million in building and land improvement, $3.5 million in aircraft and $2.3 million in furniture and equipment. The additional expenses were largely attributed to facilities renovations and improvements at our 135 High Street location in Ellsworth, Maine and our disposal of our Avery Lane location earlier in the year offset by $4.2 million in depreciation expense.

Other Assets

Total other assets increased $356 thousand to $307.7 million at December 31, 2024 from $307.3 million as of December 31, 2023. The increase is attributed to a $1.8 million increase in cash surrender value of bank owned life insurance and deferred tax assets, net, of $351 thousand million as of December 31, 2024 compared to 2023 offset by intangible asset amortization of $931 thousand and fair value adjustments in derivative assets attributed to a maturity and the interest rate environment.

Deposits

Total deposits increased $126.5 million to $3.3 billion at the end of 2024 compared to $3.1 billion at the end of 2023. Non-maturity deposits remained relatively flat decreasing $3.5 million in 2024. 10,135 non-maturity deposit accounts were opened with consumer customers while 1,479 non-maturity deposit accounts were opened with business customers in 2024. Time deposits increased $130.0 million to $830.3 million at year-end 2024 versus $700.3 million in 2023. Our retail teams opened 8,787 new time deposit accounts in 2024.   Retail time deposits increased $62.2 million as customers moved funds from non-maturity deposits into higher yielding alternatives. Our deposit composition at year-end 2024 and 2023 was 47% commercial customers and 53% consumer customers. Brokered deposits increased $36.4 million and comprised 8% of total deposits at December 31, 2024 compared to 7% of total deposits at December 31, 2023.

Borrowings

Total borrowings decreased $40.9 million to $290.6 million at December 31, 2024 compared to $331.5 million as of December 31, 2023 primarily due to excess cash available generated from operations. The Bank Term Funding Program (the “BTFP”) was an additional source of liquidity with favorable prepayment terms of which during the fourth quarter of 2024, we prepaid our outstanding BTFP advance of $30 million, net of current activity which was held at a fixed rate of 4.76%.  Our Subordinated Note Purchase Agreement had a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. Beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, we had the option to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. During the fourth quarter of 2024 we obtained approval from the Federal Reserve and redeemed $20.0 million of the outstanding subordinated notes. These paydowns were partially offset by an increase in  FHLB advances of $10.3 million to $243.0 million at December 31, 2024 compared to $233.0 million at December 31, 2023.

Derivative Financial Instruments and Other Liabilities

Other liabilities totaled $66.6 million at the end of 2024 compared to $66.2 million as of December 31, 2023. The $447 thousand increase was primarily driven by a $1.9 million increase in lease obligations driven by extensions and $1.3 million in higher brokered CD interest payable offset by a $1.4 million decrease in fair value of loan hedge liabilities and $1.2 million in unpaid services payable due to year over year lower renovation accruals and paydowns of outstanding commitments. The reserve for unfunded commitments declined $775 thousand at the end of 2024 to $3.1 million compared to $3.9 million at December 31, 2023, which are also recorded in other liabilities.

Equity

Total equity was $458.4 million at year-end 2024, compared with $432.1 million at year-end 2023. Book value per share was $30.00 as of December 31, 2024 compared with $28.48 at December 31, 2023. Equity included securities adjustments, net of tax, totaling a $47.7 million loss at the end of 2024 compared to a $47.6 million loss at year-end 2023.

During 2024 and 2023, the Company declared and distributed regular cash dividends on its common stock in the aggregate amounts of $17.8 million compared to $16.6 million, respectively.  The Company’s 2024 dividend payout ratio amounted to 42%, compared with 37% in 2023.  Total cash dividends paid in 2024 was $1.18 per share of common stock, compared with $1.10 per share of common stock in 2023.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 12 – Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Net Interest Income

Net interest income for 2024 was $113.8 million compared with $117.7 million in 2023. The net interest margin was 3.15% in 2024 compared to 3.29% in the prior year. The yield on earning assets totaled 5.18% compared at December 31, 2024 compared to 3.73% at December 31, 2023. The yield on loans was 5.40% in 2024 and 5.04% in 2023. Costs of interest-bearing liabilities increased in 2024 to 2.58% from 1.99% in 2023 due to increased deposit rates and market competition. Interest expense on borrowings decreased $5.1 million in 2024 compared to 2023 driven by a decrease in average borrowings by $101 million and at an average rate of 4.40% from 4.56%, respectively, reflecting lower interest rates and decreased average borrowings.

Provision for Credit Losses

The provision for credit losses was $2.1 million at December 31, 2024 compared to  $2.9 million expense at December 31, 2023.  The expense in 2024 was primarily due to more refined economic forecasting, especially in the national unemployment figures and in commercial real estate prices, and loan portfolio growth.

Non-Interest Income

Non-interest income in 2024 was $36.9 million compared to $35.1 million in 2023.  Trust management fees were $15.7 million in 2024 compared to $14.3 million in 2023 due to higher market valuation of assets under management (“AUM”) throughout the year.  AUM was $2.8 billion compared to $2.5 billion in 2023, the increase of $327 million primarily due to higher security valuations throughout 2024. Customer service fees decreased 2.2% to $14.8 million in 2024 from $15.2 million in 2023 due to lower transaction volumes. BOLI income decreased $395 thousand in 2024 compared to 2023 related to one-time death benefits during the first quarter of 2023.

Non-Interest Expense

Non-interest expense increased $3.3 million to $96.0 million in 2024 compared to $92.7 million in 2023. Salaries and benefits expense increased $2.3 million to $54.9 million in 2024 driven by $1.1 million in salaries and other incentive benefits, $617 thousand in commissions, and $642 thousand increase in stock compensation expense due to the revaluation of our long term incentive obligations. Other expenses increased $1.7 million driven by Debit and ATM card expenses of $354 thousand for current year replacement initiative,  a decrease in cash surrender value of a split dollar insurance arrangement for $353 thousand, software expenses of $290 thousand, credit card expenses of $199 thousand, $98 thousand in higher charitable donations and $369 thousand in miscellaneous expenses.

Income Tax Expense

Income tax expense was $9.1 million for the year ended December 31, 2024 compared to $12.3 million for the year ended December 31, 2023. The effective tax rate decreased to 17.26% in 2024 from 21.5% in 2023 due to a one-time multiple year tax refund on tax exempt loan income and a state apportionment adjustment in the third quarter of 2024 in addition to lower income before taxes year over year.

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

Capital Resources

Consistent with our long-term goal of operating a sound and profitable organization, at December 31, 2024, we continue to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

At December 31, 2024, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios. At December 31, 2024, we had unused borrowing capacity at the FHLB of $307.7 million, unused borrowing capacity at the Federal Reserve of $105.6 million and unused lines of credit totaling $41.0 million, in addition to over $200 million in unencumbered, liquid investment portfolio assets.

Purchase Obligations

In the normal course of conducting our banking and financial services business, and in connection with providing products and services to our customers, a variety of traditional third-party contracts for support services have been entered into. Examples of such contractual agreements include, but are not limited to: services providing core banking systems, ATM and debit card processing, trust services software, accounting software and the leasing of T-1 telecommunication lines and other technology infrastructure supporting our network.  These types of purchase obligations that will come due during 2024 approximates $10.2 million as of December 31, 2024 which is expected to be funded by cash flows generated from our operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 – Summary of Significant Accounting Policies to our audited Consolidated Financial Statements for the year ended December 31, 2024 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of our financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.

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

As of December 31, 2024, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended December 31, 2024 and 2023:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2024
-200	$(6,422)	(5.3)%	$(14,688)	(11.1)%
-100	(3,511)	(2.9)	(7,321)	(5.5)
+100	2,597	2.0	5,625	4.2
+200	5,127	4.2	10,880	8.2
At December 31, 2023
-200	$(6,229)	(5.0)%	$(12,776)	(9.7)%
-100	(3,310)	(2.7)	(6,468)	(4.9)
+100	2,421	2.0	4,818	3.7
+200	4,938	4.0	9,143	6.9

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

As compared to December 31, 2023, asset sensitivity has increased in both year one and year two.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loan balances was $28.7 million at December 31, 2024. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans.

The Company uses the discounted cash flow method to estimate expected credit losses for all loan portfolio segments measured on a pool basis wherein payment expectations are adjusted for estimated prepayment speeds, probability of default (PD), and loss given default (LGD). The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime PD. This analysis also determines how expected PD and LGD will react to forecasted levels of the loss drivers. Management utilizes various economic indicators such as changes in unemployment rates, gross domestic product (GDP), real estate values, and other relevant factors as loss drivers and has determined that, due to historical volatility in economic data, two quarters currently represents a reasonable and supportable forecast period, followed by a six-period reversion to historical mean levels for each of the various economic indicators. The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company’s business impacting the loan portfolio, (v) and other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster. The development of the loan loss allocation for pools of loans with similar risk characteristics requires a significant amount of judgment by management and the assumptions utilized are subject to changing economic conditions.

We identified the Company’s allowance for credit losses on loans as a critical audit matter, specifically the economic forecasts and qualitative factors, because they involved complex auditor judgment in the evaluation of the Company’s assumptions. Additionally, complex auditor judgment was required to examine the methodology that underpins the allowance for credit losses on pools of loans with similar risk characteristics, specifically the determination of PD and LGD that is embedded in the DCF model.

Our audit procedures related to this critical audit matter included the following, among others:

●	We obtained an understanding of the relevant controls related to the allowance for credit losses on loans and tested such controls for design and operating effectiveness, including those over model approval, validation and approval of key data inputs such as economic forecasts and qualitative factors.

●	We tested the completeness and accuracy of data used by management in determining inputs to the PD and LGD, by agreeing those inputs to internal or external information sources.

●	We evaluated management’s judgments used in the identification of peer banks for PD and LGD calculations, by comparing peer banks to those used in prior periods and to external information sources.

●	We evaluated management’s forecasts of future economic indicators for reasonableness, which included unemployment, real estate values, and national GDP growth, among others, by comparing these forecasts to external and internal information sources.

●	We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Hartford, Connecticut

March 11, 2025

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$34,266	$42,221
Interest-earning deposits with other banks	37,896	52,621
Total cash and cash equivalents	72,162	94,842
Securities:
Securities available for sale	521,018	534,574
Federal Home Loan Bank stock	12,237	12,788
Total securities	533,255	547,362
Less: Allowance for credit losses on securities available for sale	(568)	—
Net securities	532,687	547,362
Loans held for sale	1,235	2,189
Total loans	3,147,096	2,999,049
Less: Allowance for credit losses	(28,744)	(28,142)
Net loans	3,118,352	2,970,907
Premises and equipment, net	51,237	48,287
Other real estate owned	—	—
Goodwill	119,477	119,477
Other intangible assets	3,938	4,869
Cash surrender value of bank-owned life insurance	81,858	80,037
Deferred tax assets, net	23,330	22,979
Other assets	79,051	79,936
Total assets	$4,083,327	$3,970,885

Liabilities
Deposits:
Non-interest bearing demand	$575,649	$569,714
Interest-bearing demand	910,191	946,978
Savings	545,816	553,963
Money market	405,758	370,242
Time	830,274	700,260
Total deposits	3,267,688	3,141,157
Borrowings:
Senior	249,981	271,044
Subordinated	40,620	60,461
Total borrowings	290,601	331,505
Other liabilities	66,610	66,164
Total liabilities	3,624,899	3,538,826

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,428,388 shares; outstanding 15,279,783 shares and 15,172,131 shares at December 31, 2024 and December 31, 2023, respectively	32,857	32,857
Additional paid-in capital	194,607	193,114
Retained earnings	297,857	272,101
Accumulated other comprehensive loss	(51,536)	(49,862)
Less: 1,148,605 and 1,256,257 shares of treasury stock, at cost, at December 31, 2024 and December 31, 2023, respectively	(15,357)	(16,151)
Total shareholders’ equity	458,428	432,059
Total liabilities and shareholders’ equity	$4,083,327	$3,970,885

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except earnings per share data)	2024	2023	2022
Interest and dividend income
Loans	$163,846	$149,420	$107,797
Securities and other	24,878	24,762	18,729
Total interest and dividend income	188,724	174,182	126,526
Interest expense
Deposits	61,696	38,232	7,344
Borrowings	13,189	18,275	5,501
Total interest expense	74,885	56,507	12,845
Net interest income	113,839	117,675	113,681
Provision for credit losses on securities available for sale	1,171	—	—
Provision for credit losses on loans	955	2,908	2,904
Net interest income after provision for credit losses	111,713	114,767	110,777

Non-interest income
Trust and investment management fee income	15,701	14,283	14,573
Customer service fees	14,839	15,168	14,791
Gain on sales of securities, net	50	34	53
Mortgage banking income	2,093	1,587	1,580
Bank-owned life insurance income	2,304	2,699	2,000
Customer derivative income	928	409	310
Other income	973	893	1,340
Total non-interest income	36,888	35,073	34,647

Non-interest expense
Salaries and employee benefits	54,849	52,516	48,657
Occupancy and equipment	13,788	13,386	13,283
Depreciation	4,196	4,198	4,292
(Gain) loss on sales of premises and equipment, net	(192)	182	10
Outside services	1,558	1,671	1,578
Professional services	1,422	1,586	1,612
Communication	759	697	880
Marketing	2,014	1,696	1,561
Amortization of intangible assets	932	932	932
FDIC assessment	1,808	1,743	1,019
Acquisition, conversion and other expenses	20	283	266
Provision for unfunded commitments	(775)	(85)	1,758
Other expenses	15,608	13,918	14,731
Total non-interest expense	95,987	92,723	90,579

Income before income taxes	52,614	57,117	54,845
Income tax expense	9,070	12,265	11,288
Net income	$43,544	$44,852	$43,557

Earnings per share:
Basic	$2.86	$2.96	$2.90
Diluted	$2.84	$2.95	$2.88

Weighted average common shares outstanding:
Basic	15,240	15,142	15,040
Diluted	15,311	15,195	15,112

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net income	$43,544	$44,852	$43,557
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on securities available for sale	53	9,481	(74,412)
Changes in unrealized (loss) gain on hedging derivatives	(2,046)	1,011	(3,463)
Changes in unrealized (loss) gain on pension	(25)	135	(973)

Income taxes related to other comprehensive income (loss):
Changes in unrealized (gain) loss on securities available for sale	(145)	(1,884)	17,181
Changes in unrealized loss (gain) on hedging derivatives	474	(227)	799
Changes in unrealized loss (gain) on pension	15	(38)	225
Total other comprehensive (loss) income	(1,674)	8,478	(60,643)
Total comprehensive income (loss)	$41,870	$53,330	$(17,086)

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2021	$32,857	$190,876	$215,592	$2,303	$(17,481)	$424,147

Net income	—	—	43,557	—	—	43,557
Other comprehensive loss	—	—	—	(60,643)	—	(60,643)
Cash dividends declared ($1.02 per share)	—	—	(15,334)	—	—	(15,334)
Net issuance (81,359 shares) to employee stock plans, including related tax effects	—	(892)	—	—	677	(215)
Recognition of stock based compensation	—	1,938	—	—	—	1,938
Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	44,852	—	—	44,852
Other comprehensive income	—	—	—	8,478	—	8,478
Cash dividends declared ($1.10 per share)	—	—	(16,566)	—	—	(16,566)
Net issuance (89,443 shares) to employee stock plans, including related tax effects	—	(1,458)	—	—	653	(805)
Recognition of stock based compensation	—	2,650	—	—	—	2,650
Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059

Net income	—	—	43,544	—	—	43,544
Other comprehensive loss	—	—	—	(1,674)	—	(1,674)
Cash dividends declared ($1.18 per share)	—	—	(17,788)	—	—	(17,788)
Net issuance (107,652 shares) to employee stock plans, including related tax effects	—	(1,799)	—	—	794	(1,005)
Recognition of stock based compensation	—	3,292	—	—	—	3,292
Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428

The accompanying notes are an integral part of these consolidated financial statements.

21,053BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$43,544	$44,852	$43,557
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	954	(2,189)	5,523
Provision for credit losses on loans	955	2,908	2,904
Provision for credit losses on securities available for sale	1,171	—	—
Net amortization of securities	1,655	2,429	2,869
Deferred tax (benefit) expense	(366)	(686)	(707)
Change in unamortized net loan costs and premiums	(1,057)	(145)	170
Premises and equipment depreciation	4,196	4,198	4,292
Stock-based compensation expense	3,292	2,650	1,938
Amortization of other intangibles	932	932	932
Income from cash surrender value of bank-owned life insurance policies	(2,304)	(2,699)	(2,000)
Gain on sales of securities, net	(50)	(34)	(53)
Amortization of right-of-use lease assets	(1,712)	1,204	1,196
Decrease in lease liabilities	1,918	(1,179)	(1,142)
Gain on premises and equipment, net	(192)	182	10
Net change in other assets and liabilities	(565)	(5,020)	(3,580)
Net cash provided by operating activities	52,371	47,403	55,909

Cash flows from investing activities:
Proceeds from sales, maturities, calls and prepayments of securities available for sale	64,391	42,184	80,870
Purchases of securities available for sale	(53,496)	(7,521)	(109,019)
Net change in loans	(147,343)	(96,840)	(370,712)
Purchase of Federal Home Loan Bank stock	(21,375)	(18,370)	(11,016)
Proceeds from sale of Federal Home Loan Bank stock	21,926	20,473	3,507
Purchase of premises and equipment, net	(7,396)	(6,533)	(2,518)
Proceeds from sale of premises held for sale	1,408	413	—
Proceeds from death benefit of bank-owned life insurance policy	—	3,904	—
Net cash used in investing activities	(141,885)	(62,290)	(408,888)

Cash flows from financing activities:
Net change in deposits	126,531	97,726	(5,113)
Net change in short-term borrowings	(21,053)	(60,604)	235,567
Repayments of long-term borrowings	(10)	(2,317)	(20,020)
Net change in subordinated debt	159	—	—
Repayments of subordinated debt	(20,000)	—	—
Net issuance to employee stock plans	(1,005)	(805)	(215)
Cash dividends paid on common stock	(17,788)	(16,566)	(15,334)
Net cash provided by financing activities	66,834	17,434	194,885

Net change in cash and cash equivalents	(22,680)	2,547	(158,094)
Cash and cash equivalents at beginning of year	94,842	92,295	250,389
Cash and cash equivalents at end of period	$72,162	$94,842	$92,295

Supplemental cash flow information:
Interest paid	$73,399	$51,973	$12,451
Income taxes paid, net	9,863	15,026	10,598

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

Subsequent Events: Events and transactions subsequent to December 31, 2024 are evaluated for potential recognition or disclosure as required by GAAP.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and other short-term investments with maturities less than 90 days.

Securities: All securities held at December 31, 2024 and 2023 were classified as available-for-sale (“AFS”). Available for sale securities primarily consist of mortgage-backed securities, obligations of state and political subdivisions thereof, and corporate bonds and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to have a credit loss as discussed below.

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

Allowance for Credit Loss on AFS Debt Securities: Credit quality of AFS debt securities is monitored through credit ratings from various rating agencies and substantial price changes. Credit ratings express opinions about the credit quality of a security and are utilized by us to make informed decisions. Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that is non-credit related and has not been recorded through an allowance is recognized in other comprehensive income.

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

FHLB stock is periodically evaluated for impairment based on the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, there was no impairment related to the carrying amount of FHLB stock as of December 31, 2024 and 2023.

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

Loans: Loans held for investment are reported at amortized cost. Amortized cost is the principal balance outstanding net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased or acquired.

For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual term of the loan using either the level-yield for loans with defined repayment terms, or straight-line method for open ended loans such as lines of credit. When a loan is paid off, the unamortized portion of deferred fees or costs are recognized in interest income. Interest income on originated loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status.

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

Loans are considered to have been modified in a troubled debt restructuring, when, due to a borrower’s financial difficulties, certain concessions are made to the borrower that would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified to borrowers experiencing financial difficulty will remain on non-accrual status for a period of at least 6 months to demonstrate that the borrower is able to meet the terms of the modified loan before being considered a candidate to return to accrual status.

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

Pension Plan: The pension plan is an inherited, frozen, noncontributory, qualified, defined benefit plan for certain employees who met age and service requirements.  This plan is described more fully in Note 8 – Employee Benefit Plans of the Consolidated Financial Statements.  In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances.  As of the measurement date December 31, 2024, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

Segment Reporting:  The Company’s reportable segment is determined by the Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. Operations of the Company are solely within community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third-party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Consolidated net income of the company is the primary performance metric utilized by the CODM. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. The majority of the Company’s revenue is from the business of banking. While the Company has assigned certain management responsibilities by business lines, the Company’s CODM monitors and evaluates financial performance on a Company-wide basis.  Accordingly, segment information is not presented in the Consolidated Financial Statements. Therefore, the Company has determined that its business is conducted in one reportable segment and represents the consolidated financial statements of the Company.

Recent Accounting Pronouncements

The following table provides a brief description of accounting standards that could have a material impact to the Company’s consolidated financial statements upon adoption:

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2024
ASU2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted.

		Annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted.	The adoption of this ASU did not have a material impact on our consolidated financial statements. Depreciation was broken out from Occupancy and Equipment expenses prospectively and retrospectively.
ASU 2024-04 Debt-Debt with Conversion and other options (subtopic 470-20): Induced Conversions of Convertible Debt Instruments

The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. The amendments do not change the other criteria that are required to be satisfied to account for a settlement transaction as an induced conversion.

		December 15, 2025	The adoption of this ASU does not have an impact on our consolidated financial statements as we do not hold convertible debt instruments.

ASU 2024-03 Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:
1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and
(e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).
2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

	Annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	The adoption of this ASU did not have a material impact on our consolidated financial statements. Depreciation was broken out from Occupancy and Equipment expenses prospectively and retrospectively.
ASU 2024-02 Codification Improvements—Amendments to Remove References to the Concepts Statements

This Update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas

	December 15, 2024	The adoption of this ASU did not have a material impact on our consolidated financial statements.
ASU 2024-01 Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

The amendments in this Update related to the scope application issue apply to all reporting entities that account for profits interest awards as compensation to employees or nonemployees in return for goods or services to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance.

	Annual periods beginning after December 15, 2024, and interim periods within those annual periods	The adoption of this ASU did not have an impact on our consolidated financial statements.
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

	Annual periods beginning after December 15, 2024	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

1

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,344	$—	$(26)	$1,318	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	208,818	22	(31,524)	177,316	—
US Government agency	115,177	53	(11,314)	103,916	—
Private label	40,633	25	(1,094)	39,564	—
Obligations of states and political subdivisions thereof	116,421	5,564	(16,533)	105,452	—
Corporate bonds	100,923	290	(7,761)	93,452	(568)
Total securities available for sale	$583,316	$5,954	$(68,252)	$521,018	$(568)

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$2,021	$—	$(29)	$1,992	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	223,602	12	(30,332)	193,282	—
US Government agency	85,005	145	(10,937)	74,213	—
Private label	60,888	18	(1,855)	59,051	—
Obligations of states and political subdivisions thereof	119,857	4,515	(14,204)	110,168	—
Corporate bonds	105,552	19	(9,703)	95,868	—
Total securities available for sale	$596,925	$4,709	$(67,060)	$534,574	$—

Credit Quality Information

We monitor the credit quality of available for sale securities through credit ratings from various rating agencies and substantial price changes. In an effort to make informed decisions, we utilize credit ratings that express opinions about the credit quality of a security. Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment-grade, or significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at December 31, 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$3,000	$2,618
Over 1 year to 5 years	52,398	48,177
Over 5 years to 10 years	44,527	42,074
Over 10 years	118,763	107,353
Total bonds and obligations	218,688	200,222
Mortgage-backed securities and collateralized mortgage obligations	364,628	320,796
Total securities available for sale	$583,316	$521,018

The following table summarizes proceeds from the sale of AFS securities and realized gains and losses:

	Proceeds from Sale
	of Securities
(in thousands)	Available for Sale	Realized Gains	Realized Losses	Net
2024	$3,000	$50	$—	$50
2023	2,000	34	—	34
2022	7,130	151	(98)	53

There were no sales of securities in 2024, the $3.0 million represents proceeds from a called security with a $50 thousand realized gain. There were no sales of securities in 2023, the $2.0 million represents proceeds from a called security with a $34 thousand realized gain.

Accrued interest receivable on available for sale securities totaled $3.3 million at December 31, 2024 and $4.0 million at December 31, 2023, which is reported in other assets on the statement of financial position.

The following tables summarize available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$2	$707	$24	$611	$26	$1,318
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	109	8,003	31,415	165,116	31,524	173,119
US Government agency	817	35,174	10,497	60,789	11,314	95,963
Private label	1	948	1,093	19,839	1,094	20,787
Obligations of states and political subdivisions thereof	115	4,962	16,418	99,109	16,533	104,071
Corporate bonds	26	2,438	4,495	75,002	4,521	77,440
Total securities available for sale	$1,070	$52,232	$63,942	$420,466	$65,012	$472,698

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2023
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$1,084	$28	$907	$29	$1,991
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	10	3,439	30,322	188,611	30,332	192,050
US Government agency	2	120	10,935	68,891	10,937	69,011
Private label	—	26	1,855	59,007	1,855	59,033
Obligations of states and political subdivisions thereof	26	3,099	14,178	101,036	14,204	104,135
Corporate bonds	156	4,913	9,547	84,950	9,703	89,863
Total securities available for sale	$195	$12,681	$66,865	$503,402	$67,060	$516,083

Obligations of US Government-sponsored enterprises

7 out of the total 7 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.96% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment-grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

460 out of the total 484 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 15.40% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year.

US Government agency

137 out of the total 161 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 10.55% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year.

Private label

18 of the total 24 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 5.00% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

62 of the total 67 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.37% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for that risk. There were no material underlying credit downgrades during the year.

Corporate bonds

27 of the total 32 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 5.31% of the amortized cost of securities in unrealized loss positions. We review the financial strength of all of these bonds, and have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of December 31, 2024, prior to this recovery. Our ability and intent to hold these securities until recovery is supported by our capital and liquidity positions as well as historically low portfolio turnover.

Management recorded and allowance for credit losses on two corporate notes where there was a change in future estimated cash flows during the year ended December 31, 2024. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The table below presents a rollforward by major security type for the year ended December 31, 2024 of the allowance for credit losses on available for sale debt securities held at period end:

(in thousands)	Obligations of US Government-sponsored enterprises	US Government -sponsored enterprises	US Government agency	Private Label	Obligations of states and political subdivisions thereof	Corporate Bonds	Total
Balance at January 1, 2024	$—	$—	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	—	—	—	—	1,171	1,171
Credit losses on previously impaired securities	—	—	—	—	—	—	—
Write-offs charged against the allowance	—	—	—	—	—	(603)	(603)
Recoveries of amounts previously written off	—	—	—	—	—	—	—
Balance at December 31, 2024	$—	$—	$—	$—	$—	$568	$568

As of December 31, 2023, we carried no allowance on available for sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The Company recorded a change in the allowance for credit losses due to the passage of time in interest income of $603 thousand in December 31, 2024. There was no allowance for credit losses on interest income for the year ended December 31, 2023.

We have nonaccrual securities available for sale of $9 million that have $568 thousand in related allowance for credit losses as of December 31, 2024. There were no available for sale debt securities in nonaccrual status and no related allowance for credit losses as of December 31, 2023.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$18,483	$15,821	$24,347	$21,341
Securities pledged for repurchase agreements	16,764	14,020	18,841	16,230
Securities pledged for borrowings (1)	35,819	30,634	113,775	95,318
Total securities pledged	$71,066	$60,475	$156,963	$132,889
(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

The following table summarizes the balance of securities available for sale at December 31, 2024 that represent greater than 10% of shareholders’ equity:

(in thousands)	Amortized Cost	Fair Value
Federal National Mortgage Association	$138,375	$118,106
Federal Home Loan Mortgage Corporation	70,443	59,210
Government National Mortgage Association	115,177	103,916
Obligations of states and political subdivisions thereof	116,421	105,452
Corporate Bonds	100,923	93,452

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	December 31,	December 31,
(in thousands)	2024	2023
Commercial construction	$131,617	$154,048
Commercial real estate owner occupied	302,074	310,015
Commercial real estate non-owner occupied	1,358,903	1,144,566
Tax exempt and other	44,275	43,688
Commercial and industrial	319,766	310,883
Residential real estate	888,251	940,334
Home equity	94,141	87,683
Consumer other	8,069	7,832
Total loans	3,147,096	2,999,049
Allowance for credit losses	28,744	28,142
Net loans	$3,118,352	$2,970,907

Total unamortized net costs and premiums included in loan totals were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Net unamortized loan origination costs	$1,982	$3,039
Net unamortized fair value discount on acquired loans	(2,442)	(2,891)
Total	$(460)	$148

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2024 and 2023, accrued interest receivable for loans totaled $10.5 million and $11.9 million, respectively, and is included in the “other assets” line item on the Company’s consolidated balance sheets.

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

Tax Exempt and other - Loans in this segment primarily include loans to various state and municipal government entities. Loans made to these borrowers may provide us with tax-exempt income. While governed and underwritten similar to commercial loans they do have unique requirements based on established polices. Almost all state and municipal loans are considered a general obligation of the issuing entity. Given the size of many municipal borrowers, borrowings are normally not rated by major rating agencies.

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

The activity in the allowance for credit losses for the periods ended are as follows:

	At or for the Year Ended December 31, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$4,261	$—	$—	$(2,165)	$2,096
Commercial real estate owner occupied	2,863	(3)	—	(66)	2,794
Commercial real estate non-owner occupied	9,443	—	—	1,661	11,104
Tax exempt and other	119	—	—	9	128
Commercial and industrial	3,259	(187)	29	1,963	5,064
Residential real estate	7,352	—	15	(635)	6,732
Home equity	767	—	11	(37)	741
Consumer other	78	(277)	59	225	85
Total	$28,142	$(467)	$114	$955	$28,744

	At or for the Year Ended December 31, 2023
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,579	$—	$—	$1,682	$4,261
Commercial real estate owner occupied	2,189	—	142	532	2,863
Commercial real estate non-owner occupied	9,341	—	—	102	9,443
Tax exempt and other	93	—	—	26	119
Commercial and industrial	3,493	(664)	149	281	3,259
Residential real estate	7,274	(8)	31	55	7,352
Home equity	811	(12)	6	(38)	767
Consumer other	80	(289)	19	268	78
Total	$25,860	$(973)	$347	$2,908	$28,142

	At or for the Year Ended December 31, 2022
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,111	$—	$—	$468	$2,579
Commercial real estate owner occupied	2,751	—	120	(682)	2,189
Commercial real estate non-owner occupied	5,650	—	—	3,691	9,341
Tax exempt and other	86	—	—	7	93
Commercial and industrial	5,369	(8)	341	(2,209)	3,493
Residential real estate	5,862	(84)	106	1,390	7,274
Home equity	814	(7)	25	(21)	811
Consumer other	75	(267)	12	260	80
Total	$22,718	$(366)	$604	$2,904	$25,860

Unfunded Commitments

The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

	At or for the Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning Balance	$3,825	$3,910	$2,152
Provision for credit losses	(776)	(85)	1,758
Ending Balance	$3,049	$3,825	$3,910

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

The following tables presents our loans by year of origination, loan segmentation and risk indicator as of  December 31, 2024 and 2023:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$42,705	$46,869	$60,102	$29,808	$20,761	$96,123	$296,368
Special mention	—	128	—	—	—	2,070	2,198
Substandard	—	—	—	—	—	3,442	3,442
Doubtful	—	—	—	—	—	66	66
Total	$42,705	$46,997	$60,102	$29,808	$20,761	$101,701	$302,074
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$142,348	$47,986	$405,235	$234,520	$156,873	$295,646	$1,282,608
Special mention	—	—	—	20,446	3,913	26,969	51,328
Substandard	—	7,702	—	—	—	17,265	24,967
Doubtful	—	—	—	—	—	—	—
Total	$142,348	$55,688	$405,235	$254,966	$160,786	$339,880	$1,358,903
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$79,211	$62,047	$47,739	$12,154	$32,239	$65,002	$298,392
Special mention	9	14,878	1,266	834	60	632	17,679
Substandard	128	72	408	221	—	2,866	3,695
Doubtful	—	—	—	—	—	—	—
Total	$79,348	$76,997	$49,413	$13,209	$32,299	$68,500	$319,766
Current period gross write-offs	—	48	28	62	18	31	187

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Residential real estate
Performing	$35,872	$67,708	$174,677	$154,229	$89,752	$362,421	$884,659
Nonperforming	—	194	458	—	—	2,940	3,592
Total	$35,872	$67,902	$175,135	$154,229	$89,752	$365,361	$888,251
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$19,175	$15,762	$12,515	$6,648	$5,536	$33,238	$92,874
Nonperforming	—	—	198	53	—	1,016	1,267
Total	$19,175	$15,762	$12,713	$6,701	$5,536	$34,254	$94,141
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$4,432	$1,644	$870	$276	$108	$715	$8,045
Nonperforming	—	8	—	1	—	15	24
Total	$4,432	$1,652	$870	$277	$108	$730	$8,069
Current period gross write-offs	—	59	12	—	2	204	277

Total Loans	$369,226	$294,918	$765,576	$460,563	$313,824	$942,989	$3,147,096

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2023:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial construction
Risk rating:
Pass	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$14,040	$99,115	$35,978	$3,992	$—	$923	$154,048
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$57,603	$61,015	$43,228	$20,209	$20,462	$91,187	$293,704
Special mention	160	387	7,488	1,596	—	3,066	12,697
Substandard	—	—	—	—	—	3,497	3,497
Doubtful	—	—	—	—	—	117	117
Total	$57,763	$61,402	$50,716	$21,805	$20,462	$97,867	$310,015
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$41,270	$353,613	$199,311	$127,231	$78,759	$238,973	$1,039,157
Special mention	7,809	—	14,134	37,249	15,246	17,108	91,546
Substandard	—	—	—	—	—	13,863	13,863
Doubtful	—	—	—	—	—	—	—
Total	$49,079	$353,613	$213,445	$164,480	$94,005	$269,944	$1,144,566
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,340	$8,468	$787	$208	$590	$27,295	$43,688
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$80,942	$69,402	$22,205	$38,824	$14,739	$77,273	$303,385
Special mention	364	1,446	—	776	28	3,588	6,202
Substandard	58	94	186	109	95	532	1,074
Doubtful	—	—	—	—	87	135	222
Total	$81,364	$70,942	$22,391	$39,709	$14,949	$81,528	$310,883
Current period gross write-offs	—	—	—	—	5	659	664

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Residential real estate
Performing	$72,395	$194,109	$165,434	$96,016	$62,648	$345,823	$936,425
Nonperforming	—	—	41	—	234	3,634	3,909
Total	$72,395	$194,109	$165,475	$96,016	$62,882	$349,457	$940,334
Current period gross write-offs	—	—	—	—	—	8	8

Home equity
Performing	$15,582	$15,334	$7,873	$6,633	$4,800	$36,652	$86,874
Nonperforming	—	—	—	—	—	809	809
Total	$15,582	$15,334	$7,873	$6,633	$4,800	$37,461	$87,683
Current period gross write-offs	—	—	—	—	—	12	12

Consumer other
Performing	$4,128	$1,787	$696	$301	$51	$864	$7,827
Nonperforming	—	—	4	1	—	—	5
Total	$4,128	$1,787	$700	$302	$51	$864	$7,832
Current period gross write-offs	—	52	18	5	—	214	289

Total Loans	$300,691	$804,770	$497,365	$333,145	$197,739	$865,339	$2,999,049

Past Due Loans

The following is a summary of past due loans for the periods ended:

	December 31, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$131,617	$131,617
Commercial real estate owner occupied	—	—	6	6	302,068	302,074
Commercial real estate non-owner occupied	184	—	93	277	1,358,626	1,358,903
Tax exempt and other	—	—	—	—	44,275	44,275
Commercial and industrial	428	227	578	1,233	318,533	319,766
Residential real estate	14,076	2,426	663	17,165	871,086	888,251
Home equity	963	441	193	1,597	92,544	94,141
Consumer other	35	20	1	56	8,013	8,069
Total	$15,686	$3,114	$1,534	$20,334	$3,126,762	$3,147,096

	December 31, 2023
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$154,048	$154,048
Commercial real estate owner occupied	—	—	—	—	310,015	310,015
Commercial real estate non-owner occupied	—	—	103	103	1,144,463	1,144,566
Tax exempt and other	—	—	—	—	43,688	43,688
Commercial and industrial	465	59	330	854	310,029	310,883
Residential real estate	1,520	627	1,999	4,146	936,188	940,334
Home equity	600	—	337	937	86,746	87,683
Consumer other	10	2	—	12	7,820	7,832
Total	$2,595	$688	$2,769	$6,052	$2,992,997	$2,999,049

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	December 31, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	736	671	—
Commercial real estate non-owner occupied	277	184	—
Tax exempt and other	—	—	—
Commercial and industrial	1,099	295	—
Residential real estate	3,591	898	—
Home equity	1,267	1	2
Consumer other	24	1	—
Total	$6,994	$2,050	$2

	December 31, 2023
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	103	44	—
Commercial real estate non-owner occupied	340	224	—
Tax exempt and other	—	—	—
Commercial and industrial	363	6	—
Residential real estate	3,908	1,131	118
Home equity	809	1	22
Consumer other	5	—	—
Total	$5,528	$1,406	$140

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the year ended December 31, 2024 and 2023.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended.

	December 31, 2024		December 31, 2023
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	736	—	104	—
Commercial real estate non-owner occupied	277	—	340	—
Tax exempt and other	—	—	—	—
Commercial and industrial	1,099	—	229	134
Residential real estate	3,591	—	3,908	—
Home equity	1,267	—	808	—
Consumer other	24	—	5	—
Total	$6,994	$—	$5,394	$134

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024 and 2023, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Twelve Months Ended December 31, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	9	—	—	0.00
Residential real estate	—	70	30	—	72	0.02
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$70	$39	$—	$72	0.01%

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Twelve Months Ended December 31, 2023
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	65	184	—	—	0.08
Residential real estate	—	—	—	99	—	0.01
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$65	$184	$99	$—	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 and 2023.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Twelve Months Ended December 31, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	58	—
Residential real estate	3	61	1.25
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Twelve Months Ended December 31, 2023
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	3	13	—
Residential real estate	—	—	1.38
Home equity	—	—	—
Consumer other	—	—	—

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2024 and December 31, 2023 totaled $83 thousand and $430 thousand, respectively.

Loan Concentrations

Loan concentrations in specific industries may occasionally emerge as a result of economic conditions, changes in local demands, natural loan growth and runoff. At December 31, 2024, the largest industry concentration outside of commercial real estate was the hospitality industry which represents 19% or $415.3 million of the Company’s total loan portfolio, compared with 11% or $334.8 million at December 31, 2023.

Loans to Related Parties

In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2024 and December 31, 2023 are summarized below:

(in thousands)	2024	2023
Beginning balance	$4,045	$4,763
Changes in composition(1)	—	—
New loans	35	—
Less: repayments	(1,525)	(718)
Ending balance	$2,555	$4,045
(1)	Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking

Loans sold

For the years ended December 31, 2024, 2023 and 2022, we sold $54.9 million, $38.8 million, and $38.6 million respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $663 thousand, $192 thousand, and $161 thousand respectively.

Loans Held for Sale

We had $1.2 million of loans held for sale as of December 31, 2024, and $2.2 million as of December 31, 2023. Loans held for sale at December 31, 2024 and 2023 had an unpaid principal balance of $1.2 million and $2.1 million, respectively. The interest rate exposure on loans held for sale is mitigated through forward delivery commitments with certain approved secondary market investors. Forward sale commitments had a notional amount of $4.8 million at December 31, 2024, and $5.0 million at December 31, 2023. Refer to Note 10 for further discussion of forward delivery commitments.

Servicing Assets

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2024 and 2023, the Bank was servicing loans for participants totaling $591.8 million and $595.2 million, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $2.1 million for the year ended 2024 and $1.6 million for the years ended 2023 and 2022, and are included as a component of other income within non-interest income.

Servicing rights activity during 2024 and 2023, included in other assets, was as follows:

	At or for the Twelve Months Ended
	December 31,
(in thousands)	2024	2023
Balance at beginning of year	$3,161	$3,383
Additions	530	338
Amortization	(602)	(560)
Balance at end of year	$3,089	$3,161

NOTE 4.           PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2024 and December 31, 2023 are summarized as follows:

			Estimated Useful
(in thousands, except years)	2024	2023	Life
Land	$4,807	$3,882	N/A
Buildings and improvements	59,860	60,168	5-39 years
Furniture and equipment	19,590	17,630	3-8 years
Premises and equipment, gross	84,257	81,680
Accumulated depreciation	(33,020)	(33,393)
Premises and equipment, net	$51,237	$48,287

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $4.2 million, and was $4.3 million for the year ended December 31, 2022.

Premises held for sale for the years ended December 31, 2024, 2023 and 2022 were $419 thousand, $1.2 million and $252 thousand, respectively, and are included in other assets. We measure premises held for sale at the lower of amortized cost or estimated fair value less anticipated selling costs.  We sold $903 thousand of premises held for sale in 2024 that resulted in a gain of $232 thousand, which is included in the gain on sales of premises and equipment, net. We did not sell any premises held for sale in 2023 or 2022. There were no impairment charges recognized in 2024, 2023 and 2022.

NOTE 5.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2024 and 2023 is as follows:

(in thousands)	2024	2023
Balance at beginning of year	$119,477	$119,477
Acquisition	—	—
Balance at end of year	$119,477	$119,477

In the third quarter of 2024, management completed its annual goodwill impairment testing using balance sheet and market data as of June 30, 2024. The analysis was performed at the consolidated Bank-level of the Company, which is considered the smallest reporting unit carrying goodwill. Based on an analysis performed, the Company’s estimated fair value to a market participant as of September 30, 2024, exceeded its carrying amount resulting in no impairment charge for the period. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections and therefore, believes that there has been no further decline in the Company’s fair value as of September 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. No goodwill impairment was recognized for the years ended December 31, 2024, 2023 and 2022.

The components of other intangible assets in 2024 and 2023 are as follows:

	2024
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(6,423)	$3,060
Customer list and other intangibles	2,118	(1,240)	878
Total	$11,601	$(7,663)	$3,938

	2023
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(5,686)	$3,797
Customer list and other intangibles	2,118	(1,046)	1,072
Total	$11,601	$(6,732)	$4,869

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles totaled $932 thousand in 2024, $932 thousand in 2023 and $932 thousand in 2022.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2024 is as follows:

Other Intangible
(in thousands)	Assets
2025	$932
2026	932
2027	932
2028	959
2029	183
and thereafter	—
Total	$3,938

NOTE 6.           DEPOSITS

A summary of time deposits at December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Time less than $100,000	$439,648	$381,902
Time $100,000 through $250,000	203,962	163,933
Time $250,000 or more	186,664	154,425
Total	$830,274	$700,260

At December 31, 2024 and December 31, 2023, the scheduled maturities by year for time deposits are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Within 1 year	$806,974	$670,961
Over 1 year to 2 years	16,422	17,000
Over 2 years to 3 years	4,028	6,932
Over 3 years to 4 years	1,805	3,434
Over 4 years to 5 years	931	1,795
Over 5 years	114	138
Total	$830,274	$700,260

Included in time deposits are brokered deposits of $256.0 million and $219.6 million at December 31, 2024 and December 31, 2023, respectively. Also included in time deposits are reciprocal deposits of $62.5 million and $43.3 million at December 31, 2024 and December 31, 2023, respectively.

NOTE 7.           BORROWED FUNDS

Borrowed funds at December 31, 2024 and December 31, 2023 are summarized, as follows:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$242,650	4.49%	$232,300	5.46%
Advances from the FRB BTFP	—	—	30,000	4.90
Other borrowings	7,062	0.19	8,465	0.56
Total short-term borrowings	249,712	4.35	270,765	5.22
Long-term borrowings
Advances from the FHLB	269	4.50	279	4.39
Subordinated borrowings	40,620	6.60	60,461	6.22
Total long-term borrowings	40,889	6.59	60,740	6.21
Total	$290,601	4.75%	$331,505	5.40%

Short-term debt includes FHLB advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2024 and 2023. We have no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “Reserve Bank”). As of December 31, 2024 and 2023 our available secured line of credit at the Reserve Bank was $105.6 million and $156.6 million, respectively. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

The Bank Term Funding Program (the “BTFP”) was an additional source of liquidity with favorable prepayment terms. During the fourth quarter of 2024, we prepaid our outstanding BTFP advance of $45 million at a fixed rate of 4.76%.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40 million as of December 31, 2024 and December 31, 2023. There was no outstanding balance on the line of credit as of December 31, 2024 and December 31, 2023.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at December 31, 2024 include no callable advances and amortizing advances of $269 thousand. There were no callable advances and amortizing advances of $279 thousand in 2023. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of December 31, 2024 is as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2025	$242,650	4.49%
Thereafter	269	4.50
Total FHLB advances	$242,919	4.49%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. During the fourth quarter of 2024 we paid down $20.0 million of the outstanding subordinated notes. The transaction included debt issuance costs of $158 thousand net of amortization as of December 31, 2023, which are netted against the subordinated debt. The issuance costs were fully amortized by December 31, 2024.

We also have $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”), which are both Connecticut statutory trusts. The Debentures issued on March 30, 2004, carry a variable interest rate of three-month SOFR plus 2.79%, and mature in 2034. The debt is callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which we are not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into our financial statements.

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

Our repurchase agreements accounted for as secured borrowings, as of December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Customer Repurchase Agreements
US Government-sponsored enterprises	$7,062	$8,465
Total	$7,062	$8,465

NOTE 8.           EMPLOYEE BENEFIT PLANS

Pension Plans

We maintain a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2024, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

The following tables set forth information about the plan for the year ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,365	$6,245
Service cost	—	—
Interest cost	310	318
Actuarial (loss)/gain	(340)	119
Benefits paid	(338)	(317)
Settlements	(4)	—
Projected benefit obligation at end of year	5,993	6,365

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	9,349	9,044
Expected (loss)/return on plan assets	(36)	622
Benefits paid	(338)	(317)
Settlements	(4)	—
Fair value of plan assets at end of year	8,971	9,349

Overfunded status	$(2,978)	$(2,984)

Amounts recognized in consolidated balance sheet:
Other assets	$2,978	$2,984

Net periodic pension cost/(benefit) is comprised of the following for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Interest cost	$310	$318
Expected return on plan assets	(367)	(355)
Unrecognized loss	35	53
Net periodic pension (cost)/benefit	$(22)	$16

Amounts recognized in other comprehensive income for the years ended December 31, 2024 and 2023 included:

(in thousands)	2024	2023
Net actuarial loss (gain)	$62	$(148)
Recognized loss	(35)	(53)
Net period pension benefit (credit)/cost	(22)	16
Total recognized loss/(gain) in other comprehensive income	$5	$(185)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Beginning of the year Accumulated other comprehensive income	$1,309	$1,510

Net actuarial loss (gain)	62	(148)
Recognized (loss) gain	(35)	(53)
Prior service cost	—	—
Amounts Recognized in accumulated other comprehensive loss/(gain) (pre-tax)	$27	$(201)

Ending Accumulated other comprehensive income	$1,336	$1,309

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $1.2 million. We expect to make no cash contributions to the pension trust during the 2025 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2024 and 2023 were as follows:

	2024	2023
Projected benefit obligation
Discount rate	5.58%	5.00%
Net periodic pension cost
Discount rate	5.00%	5.23%
Long-term rate of return on plan assets	4.00	4.00

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

The fair value of the Plan’s assets by category and level within fair value hierarchy are as follows at December 31, 2024 and 2023:

	2024
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$839	$839	$—
Mid-cap	221	221	—
Small-cap	213	213	—
International	396	396	—
Fixed income funds:
Fixed-income - core plus	—	—	—
Intermediate duration	—	—	—
Long duration	6,093	6,093	—
Common stock	691	691	—
Common/collective trusts - large-cap	200	—	200
Cash equivalents - money market	318	318	—
Total	$8,971	$8,771	$200

	2023
(in thousands)	Total	Level 1	Level 2
Equity mutual funds:
Large-cap	$680	$680	$—
Mid-cap	195	195	—
Small-cap	199	199	—
International	391	391	—
Fixed income funds:
Long duration	6,698	6,698	—
Common stock	663	663	—
Common/collective trusts - large-cap	180	—	180
Cash equivalents - money market	343	343	—
Total	$9,349	$9,169	$180

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2024 and 2023.

Estimated benefit payments under our pension plan over the next 10 years at December 31, 2024 are as follows:

(in thousands)	Payments
2025	$345
2026	412
2027	417
2028	433
2029	439
2030-2034	2,285
Total	$4,331

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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,925	$2,093
Service cost	—	—
Interest cost	87	97
Actuarial (gain) loss	7	(5)
Benefits paid	(260)	(260)
Projected benefit obligation at end of year	$1,759	$1,925

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Expected return on plan assets	—	—
Contributions by employer	260	260
Benefits paid	(260)	(260)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$1,759	$1,925

Amounts recognized in consolidated balance sheet
Other liabilities	$1,759	$1,925

Net periodic benefit cost is comprised of the following for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Interest cost	$87	$97
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	10	7
Net periodic benefit cost	$97	$104

Amounts recognized in other comprehensive income for the years ended December 31, 2024 and 2023 included:

(in thousands)	2024	2023
Net actuarial loss	$8	$58
Amortization of unrecognized actuarial loss	(10)	(7)
Total recognized (gain)/loss in other comprehensive Income	$(2)	$51

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2024 and 2023 are as follows:

(in thousands)	2024	2023
Accumulated other comprehensive loss at beginning of the year (pre-tax)	$231	$180

Actuarial loss	8	58
Amortization of actuarial loss	(10)	(7)
Total recognized (gain)/loss in other comprehensive Income	$(2)	$51

Accumulated other comprehensive loss at end of year (pre-tax)	$229	$231

The after tax components of accumulated other comprehensive loss, which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $151 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $10 thousand.

The principal actuarial assumptions used at December 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Discount rate beginning of year	4.72%	4.92%
Discount rate end of year	5.15	4.72

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the Citigroup Above Median Double- A Curve as of the measurement date.

We expect to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2025	$231
2026	221
2027	221
2028	221
2029	221
2030-2034	969
Total	$2,084

401(k) Plan

We maintain a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21½. Under the plan, we make a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by Bar Harbor, at its discretion, for the benefit of participating employees. The total expense for this plan in 2024, 2023, and 2022 was $1.2 million.

Other Plans

As a result of the acquisition of a business combination in 2017, we assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The total liability for these agreements included in other liabilities was $5.8 million at December 31, 2024 and $6.3 million at December 31, 2023. Expense recorded in 2024 was $90 thousand compared to expense recorded in 2023 was $255 thousand.  We recorded income in 2022 under these agreements of $1.2 million.

We also assumed split-dollar life insurance agreements from the 2017 business combination with an accrued liability of  $674 thousand at December 31, 2024 and $709 thousand at December 31, 2023. We recorded income for the split-dollar life insurance agreements of $32 thousand in 2024 and expense of $30 thousand in 2023. We recorded expense of $197 thousand in 2022.

NOTE 9.           INCOME TAXES

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2024, 2023 and 2022:

(in thousands)	2024	2023	2022
Current:
Federal tax expense	$7,688	$10,704	$10,444
State tax expense	1,748	2,247	1,551
Total current tax expense	9,436	12,951	11,995

Deferred tax (benefit) expense	(366)	(686)	(707)
Total income tax expense	$9,070	$12,265	$11,288

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%) to recorded income tax expense for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
(in thousands, except ratios)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$11,049	21.00%	$11,995	21.00%	$11,517	21.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,287	2.45	1,539	2.69	1,477	2.69
Tax exempt interest	(1,405)	(2.67)	(1,042)	(1.82)	(1,003)	(1.83)
Federal tax credits	(239)	(0.45)	(471)	(0.82)	(241)	(0.44)
Officers' life insurance	(416)	(0.79)	(578)	(1.01)	(498)	(0.91)
Gain on disposal of low income housing tax credit investments	—	—	—	—	—	—
Stock-based compensation plans	(37)	(0.07)	17	0.03	(16)	(0.03)
Other	(1,169)	(2.22)	805	1.40	52	0.10
Effective tax rate	$9,070	17.25%	$12,265	21.47%	$11,288	20.58%

The net deferred tax asset was $23.3 million at December 31, 2024 and $23.0 million at December 31, 2023.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are summarized below:

	2024		2023
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for credit losses	$6,872	$—	$6,593	$—
Deferred compensation	3,941	—	3,678	—
Unrealized gain or loss on securities available for sale	14,557	—	14,702	—
Unrealized gain or loss on derivatives	786	—	312	—
Depreciation	—	1,403	—	1,101
Deferred loan origination fees, net	13	—	—	129
Non-accrual interest	731	—	632	—
Branch acquisition costs and goodwill	—	2,363	—	1,987
Core deposit intangible	—	547	—	689
Acquisition fair value adjustments	260	—	232	—
Prepaid expenses	—	287	—	297
Mortgage servicing rights	—	738	—	741
Equity compensation	1,269	—	1,016	—
Prepaid pension	—	673	—	669
Contract incentives	391	—	564	—
Right of use asset	—	2,053	—	1,611
Lease liability	2,209	—	1,716	—
Other	365	—	758	—
Total	$31,394	$8,064	$30,203	$7,224

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.

GAAP requires the measurement of unrecorded tax benefits related to uncertain tax positions. An unrecorded tax benefit is the difference between the tax benefit of a position taken, or expected to be taken on a tax return and the benefit recorded for accounting purposes. At December 31, 2024 and 2023, we had no unrecorded tax benefits and do not expect our position to significantly change within the next 12 months.

We are subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire, Massachusetts and various other states. We are no longer subject to examination by taxing authorities for years before 2021.

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

Information about derivative assets and liabilities at December 31, 2024 and December 31, 2023, follows:

	December 31, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$25,000	0.3	$261	Other assets
Interest rate swap on variable rate loans	50,000	1.2	(2,036)	Other liabilities
Total cash flow hedges	75,000		(1,775)

Fair value hedges:
Interest rate swap on securities	37,190	4.6	3,969	Other assets
Total fair value hedges	37,190		3,969

Economic hedges:
Forward sale commitments	4,786	—	13	Other assets
Customer Loan Swaps-MNA Counterparty	240,031	4.3	(14,243)	Other liabilities
Customer Loan Swaps-RPA Counterparty	162,302	5.2	(286)	Other liabilities
Customer Loan Swaps-Customer	402,333	4.7	14,529	Other assets
Total economic hedges	809,452		13

Non-hedging derivatives:
Interest rate lock commitments	3,760	0.1	85	Other assets
Total non-hedging derivatives	3,760		85

Total	$925,402		$2,292

	December 31, 2023
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$75,000	1.0	$2,803	Other assets
Interest rate swap on variable rate loans	50,000	2.2	(3,459)	Other liabilities
Total cash flow hedges	125,000		(656)

Fair value hedges:
Interest rate swap on securities	37,190	5.6	3,844	Other assets
Total fair value hedges	37,190		3,844

Economic hedges:
Forward sale commitments	5,000	—	(20)	Other liabilities
Customer Loan Swaps-MNA Counterparty	197,683	4.9	(14,842)	Other liabilities
Customer Loan Swaps-RPA Counterparty	133,703	4.9	(286)	Other liabilities
Customer Loan Swaps-Customer	331,386	4.9	15,128	Other assets
Total economic hedges	667,772		(20)

Non-hedging derivatives:
Interest rate lock commitments	3,153	0.1	63	Other assets
Total non-hedging derivatives	3,153		63

Total	$833,115		$3,231

As of December 31, 2024, and 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
December 31, 2024
Interest rate swap on securities	Securities available for sale	$31,627	$(5,563)

December 31, 2023
Interest rate swap on securities	Securities available for sale	$32,680	$(4,510)

Information about derivative assets and liabilities for December 31, 2024 and December 31, 2023, follows:

	Year Ended December 31, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,941)	Interest expense	$—	Interest expense	$3,020
Interest rate swap on variable rate loans	1,082	Interest income	—	Interest income	(2,269)
Total cash flow hedges	(859)		—		751

Fair value hedges:
Interest rate swap on securities	(713)	Interest income	—	Interest income	1,429
Total fair value hedges	(713)		—		1,429

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	33
Total economic hedges	—		—		33

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	22
Total non-hedging derivatives	—		—		22

Total	$(1,572)		$—		$2,235
(1)	As of December 31, 2024, we do not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

	Year Ended December 31, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,687)	Interest expense	$—	Interest expense	$3,062
Interest rate swap on variable rate loans	1,157	Interest income	—	Interest income	(2,167)
Total cash flow hedges	(530)		—		895

Fair value hedges:
Interest rate swap on securities	1,314	Interest income	—	Interest income	1,359
Total economic hedges	1,314		—		1,359

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(20)
Total economic hedges	—		—		(20)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(20)
Total non-hedging derivatives	—		—		(20)

Total	$784		$—		$2,214

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$163,846	$24,878	$61,696	$13,189	$36,888

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	3,020	—
Interest rate swap on variable rate loans	(2,269)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,429	—	—	—

	Year Ended December 31, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$149,420	$24,762	$38,232	$18,275	$35,829

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	3,062	—
Interest rate swap on variable rate loans	(2,167)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,359	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for the three and twelve months ended December 31, 2024 and 2023 is as follows:

	Location of Gain (Loss) Recognized	Year Ended December 31,
(In thousands)	in Non-interest Income	2024	2023
Economic hedges:
Forward commitments	Mortgage banking income	$33	$(20)

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	22	(20)

Cash flow hedges

Interest rate swaps on wholesale funding

As of December 31, 2024, we have one interest rate swap on wholesale borrowings (the “Swaps”) to limit its exposure to rising interest rates over a five year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date. The agreement was entered in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the daily SOFR rate plus 26 basis points. We designated the Swaps as cash flow hedges.

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

Fair value hedges

Interest rate swap on securities

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. We utilize interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to SOFR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2019, we entered into eight swap transactions with a notional amount of $37.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities. The fixed rates on the transactions have a weighted average rate of 1.696%.

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

The below table describes the potential effect of master netting arrangements on the consolidated balance sheet and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2024
Customer Loan Derivatives:
MNA counterparty	$(14,243)	$14,243	$—	$—
RPA counterparty	(286)	286	—	—
Total	$(14,529)	$14,529	$—	$—

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

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2024 and December 31, 2023:

(in thousands)	2024	2023
Commitments to originate new loans	$50,889	$55,163
Unused funds on commercial and other lines of credit	283,967	202,516
Unadvanced funds on home equity lines of credit	115,406	118,794
Unadvanced funds on construction and real estate loans	230,451	188,794
Commercial and standby letters of credit	2,683	4,217
Letters of credit securing municipal deposits	254,750	232,500
Total	$938,146	$801,984

Legal Claims

Various legal claims arise from time to time in the normal course of business. As of December 31, 2024, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to our financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of our business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, either individually or in the aggregate, would have a material adverse effect on our financial condition or operations. Additionally, future, probable losses cannot be estimated as of December 31, 2024.

NOTE 12.           SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited Consolidated Financial Statements.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1, common equity Tier 1, and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk. The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. In addition, a Tier 1 leverage ratio of 4.0% is required. Additionally, the capital rules require a bank holding company to maintain a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s prompt corrective action rules, an insured state nonmember bank is considered “well capitalized” if its capital ratios meet or exceed the ratios as set forth in the following table and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank must meet well capitalized requirements under prompt corrective action provisions. Prompt corrective action provisions are not applicable to bank holding companies.

A bank holding company is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

At December 31, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.

The actual and required capital ratios at December 31, 2024 and December 31, 2023 are set forth as follows:

	December 31, 2024
			Minimum Required for
	Actual		Capital Adequacy purposes
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$454,960	13.47%	$270,206	8.00%
Common equity Tier 1 capital to risk-weighted assets	386,548	11.45	151,918	4.50
Tier 1 capital to risk-weighted assets	407,168	12.06	202,571	6.00
Tier 1 capital to average assets (leverage ratio)	407,168	10.30	158,123	4.00

Bank
Total capital to risk-weighted assets	$452,823	13.44%	$269,538	8.00%
Common equity Tier 1 capital to risk-weighted assets	421,031	12.50	151,571	4.50
Tier 1 capital to risk-weighted assets	421,031	12.50	202,095	6.00
Tier 1 capital to average assets (leverage ratio)	421,031	10.66	157,985	4.00

	December 31, 2023
			Minimum Required for
	Actual		Capital Adequacy purposes
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio
Company (consolidated)
Total capital to risk-weighted assets	$450,160	14.24%	$252,888	8.00%
Common equity Tier 1 capital to risk-weighted assets	357,574	11.31	142,249	4.50
Tier 1 capital to risk-weighted assets	378,194	11.96	189,666	6.00
Tier 1 capital to average assets (leverage ratio)	378,194	9.70	156,022	4.00

Bank
Total capital to risk-weighted assets	$441,278	13.97%	$252,642	8.00%
Common equity Tier 1 capital to risk-weighted assets	409,312	12.96	142,111	4.50
Tier 1 capital to risk-weighted assets	409,312	12.96	189,482	6.00
Tier 1 capital to average assets (leverage ratio)	409,312	10.50	155,908	4.00

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities	$(62,298)	$(62,351)
Net unrealized loss on hedging derivatives	(3,368)	(1,322)
Net unrealized loss on post-retirement plans	(1,565)	(1,540)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities	14,557	14,702
Net unrealized loss on hedging derivatives	786	312
Net unrealized loss on post-retirement plans	352	337
Accumulated other comprehensive loss	$(51,536)	$(49,862)

The following table presents the components of other comprehensive income in 2024, 2023 and 2022:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2024
Net unrealized loss on AFS securities:
Net unrealized loss arising during the period	$103	$(157)	$(54)
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized loss on AFS securities	53	(145)	(92)

Net unrealized loss on hedging derivatives:
Net unrealized loss arising during the period	(2,046)	474	(1,572)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on hedging derivatives	(2,046)	474	(1,572)

Net unrealized loss on post-retirement plans:
Net unrealized loss arising during the period	(25)	15	(10)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized loss on post-retirement plans	(25)	15	(10)
Other comprehensive loss	$(2,018)	$344	$(1,674)

Year Ended December 31, 2023
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$9,515	$(1,892)	$7,623
Less: reclassification adjustment for gains (losses) realized in net income	34	(8)	26
Net unrealized gain on AFS securities	9,481	(1,884)	7,597

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	1,011	(227)	784
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	1,011	(227)	784

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	135	(38)	97
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	135	(38)	97
Other comprehensive gain	$10,627	$(2,149)	$8,478

Year Ended December 31, 2022
Net unrealized gain on AFS securities:
Net unrealized gain arising during the period	$(74,359)	$17,169	$(57,190)
Less: reclassification adjustment for gains (losses) realized in net income	53	(12)	41
Net unrealized gain on AFS securities	(74,412)	17,181	(57,231)

Net unrealized gain on hedging derivatives:
Net unrealized gain arising during the period	(3,463)	799	(2,664)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on hedging derivatives	(3,463)	799	(2,664)

Net unrealized gain on post-retirement plans:
Net unrealized gain arising during the period	(973)	225	(748)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain on post-retirement plans	(973)	225	(748)
Other comprehensive gain	$(78,848)	$18,205	$(60,643)

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2024, 2023 and 2022:

	Net unrealized	Net gain (loss) on	Net unrealized
	gain (loss)	effective cash	loss
	on AFS	flow hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Year Ended December 31, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive loss before reclassifications	(54)	(1,572)	(10)	(1,636)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive loss	(92)	(1,572)	(10)	(1,674)
Balance at end of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)

Year Ended December 31, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive gain before reclassifications	7,623	784	97	8,504
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive gain	7,597	784	97	8,478
Balance at end of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)

Year Ended December 31, 2022
Balance at beginning of period	$1,985	$870	$(552)	$2,303
Other comprehensive gain before reclassifications	(57,190)	(2,664)	(748)	(60,602)
Less: amounts reclassified from accumulated other comprehensive income	41	—	—	41
Total other comprehensive gain	(57,231)	(2,664)	(748)	(60,643)
Balance at end of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2024, 2023 and 2022:

				Affected Line Item where
(in thousands)	2024	2023	2022	Net Income is Presented
Net realized gains on AFS securities:
Before tax	$50	$34	$53	Non-interest income
Tax effect	(12)	(8)	(12)	Tax expense
Total reclassifications for the period	$38	$26	$41

Earnings per Share

Earnings per share have been computed based on the following:

(in thousands, except per share and share data)	2024	2023	2022
Net income	$43,544	$44,852	$43,557

Average number of basic common shares outstanding	15,240,446	15,142,188	15,040,162
Plus: dilutive effect of stock options and awards outstanding	70,275	53,048	71,799
Average number of diluted common shares outstanding(1)	15,310,721	15,195,236	15,111,961

Earnings per share:
Basic	$2.86	$2.96	$2.90
Diluted	$2.84	$2.95	$2.88
(1)	Average diluted shares outstanding are computed using the treasury stock method.

NOTE 13.           STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to our employees and non-employee directors. Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2024, 2023 and 2022, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.  As of December 31, 2024, total shares authorized under the stock-based compensation 2019 plan for employees and directors were 500,000 shares, of which 124,424 shares were available for future grants.

Compensation expense recognized in connection with the stock-based compensation plans are presented in the following table for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Stock options	$—	$—	$—
Restricted stock awards	976	868	578
Performance stock units	1,145	857	181
Restricted stock units	1,047	800	1,098
Total compensation expense	$3,168	$2,525	$1,857

Tax benefits recognized from stock-based compensation plans for the years ended December 31, 2024, 2023, and 2022 are, as follows:

(in thousands)	2024	2023	2022
Stock options(1)	$60	$17	$22
Restricted stock awards	215	201	136
Performance stock units	285	204	43
Restricted stock units	236	193	274
Total tax benefit	$796	$615	$475

(1) We do not receive a tax benefit on this plan until disqualifying dispositions are made.

Stock Options

A summary of stock options as of December 31, 2024 and 2023, and changes during the year then ended is presented below:

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2024	35,838	$22.08
Granted	—	—
Exercised	(25,500)	22.05
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2024	10,338	$22.15	$87

Ending vested and expected to vest December 31, 2024	10,338	$22.15	$87
Exercisable at December 31, 2024	10,338	22.15	87

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2023	47,327	$21.47
Granted	—	—
Exercised	(8,166)	20.64
Forfeited	—	—
Expired	(3,323)	16.99
Outstanding at December 31, 2023	35,838	$22.08	$261

Ending vested and expected to vest December 31, 2023	35,838	$22.08	$261
Exercisable at December 31, 2023	35,838	22.08	261

All outstanding options were fully vested with no unrecognized compensation cost as of December 31, 2021.  The intrinsic value of the options exercised for the years ended December 31, 2024, 2023, and 2022, was approximately $257 thousand, $74 thousand and $94 thousand, respectively.  The weighted average remaining contractual term of outstanding options is approximately 1 year.

Restricted Stock Awards

Restricted stock awards (“RSAs”) are granted to certain directors and executive officers and vest immediately. A summary of RSAs as of December 31, 2024 and 2023, and changes during the year then ended is presented below:

	Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2024	41,174	$29.78
Awarded	36,783	27.70
Vested	(26,407)	32.07
Forfeited	—	—
Outstanding at December 31, 2024	51,550	$27.12

	Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2023	24,824	$28.49
Awarded	39,585	29.16
Vested	(23,235)	27.36
Forfeited	—	—
Outstanding at December 31, 2023	41,174	$29.78

Unrecognized expense for non-vested RSAs totaled $539 thousand as of December 31, 2024, which is expected to be recognized over the weighted average remaining contractual maturity term of 1.8 years.

Performance Stock Units

We have a long-term incentive plan where performance unit awards (“PSUs”) are granted to certain executive officers providing the opportunity to earn shares of common stock of the Company based on our performance compared to peers.  Participants in the plan were collectively granted PSUs ranging from zero to 47,028 in 2024 and from zero to 43,247 in 2023. The PSUs granted will vest only if the performance measures are achieved over a three year performance period. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. On the grant dates in 2024 and 2023, PSUs had a weighted average fair value per share of $24.54 and $30.64, respectively.  Expense is recognized over the performance period and is adjusted for changes in probability of the Company achieving profitability metrics.

The following table summarizes PSUs at target as of December 31, 2024 and 2023:

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2024	84,915	$27.53
Awarded	32,151	24.54
Vested and exercised	(27,681)	23.16
Forfeited	(2)	22.51
Nonvested at December 31, 2024	89,383	$27.79

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2023	78,435	$25.70
Awarded	28,831	30.64
Vested and exercised	(15,601)	25.29
Forfeited	(6,750)	25.30
Nonvested at December 31, 2023	84,915	$27.53

Unrecognized expense for non-vested PSUs totaled $1.9 million as of December 31, 2024, which is expected to be recognized over the weighted average remaining contractual maturity term of 1.8 years.  PSUs do not carry an exercise price and therefore have no intrinsic value as of December 31, 2024.

Restricted Stock Units

During 2024 and 2023, restricted stock units (“RSUs”) were granted to certain executive officers and senior vice presidents.  Awards to executives vest annually over 3 years while awards to senior vice presidents cliff vest at the end of three years. The RSUs granted were valued between $25.67 and $35.86 and were $29.36 for 2023 the fair value at the date of grant and are expensed over three years.

The following table summarizes RSUs activity in 2024 and 2023:

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2024	102,695	$27.07
Granted	36,428	32.52
Vested and exercised	(31,331)	26.58
Forfeited	(6,784)	22.77
Outstanding at December 31, 2024	101,008	$29.14

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2023	115,816	$25.25
Granted	36,354	26.12
Vested and exercised	(43,341)	21.77
Forfeited	(6,134)	25.84
Outstanding at December 31, 2023	102,695	$27.07

RSUs include cash-based restricted stock units (“CRSUs”), total CRSUs vested and exercised during 2024 and 2023 were 36,428 and 29,043 shares, respectively. Unrecognized expense for non-vested RSUs totaled $1.5 million as of December 31, 2024, which is expected to be recognized over the weighted average remaining contractual maturity term of 2.0 years.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company’s common stock. The purchase price is 92% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares; however, as of December 31, 2024, December 31, 2023 and December 31, 2022, there were 175,950, 177,415 and 179,079 shares available for issuance under the ESPP, respectively. Participants may not purchase more than 400 shares during any offering period and, in any event, no more than $25 thousand worth of common stock in any calendar year.  The ESPP has been determined to be non-compensatory in nature. As a result, we expect that expenses related to the ESPP will not be material. During the years ended December 31, 2024, 2023 and 2022, there were 24,050, 22,585 and 20,921 shares of common stock issued under the ESPP, respectively.

NOTE 14.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,318	$—	$1,318
Mortgage-backed securities:
US Government-sponsored enterprises	—	177,316	—	177,316
US Government agency	—	103,916	—	103,916
Private label	—	39,564	—	39,564
Obligations of states and political subdivisions thereof	—	105,452	—	105,452
Corporate bonds	—	93,452	—	93,452
Loans held for sale	—	1,235	—	1,235
Derivative assets	—	18,759	98	18,857
Derivative liabilities	—	(16,565)	—	(16,565)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,992	$—	$1,992
Mortgage-backed securities:
US Government-sponsored enterprises	—	193,282	—	193,282
US Government agency	—	74,213	—	74,213
Private label	—	59,051	—	59,051
Obligations of states and political subdivisions thereof	—	110,168	—	110,168
Corporate bonds	—	95,868	—	95,868
Loans held for sale	—	2,189	—	2,189
Derivative assets	—	21,775	63	21,838
Derivative liabilities	—	(18,587)	(20)	(18,607)

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of December 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2024 and 2023.

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Year Ended December 31, 2024
Balance at beginning of period	$63	$(20)
Realized gain (loss) recognized in non-interest income	22	33
Balance at end of period	$85	$13

Year Ended December 31, 2023
Balance at beginning of period	$—	$—
Realized gain (loss) recognized in non-interest income	63	(20)
Balance at end of period	$63	$(20)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value
(in thousands,	December 31,	Valuation	Unobservable	Unobservable
except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$85	Pull-through Rate Analysis	Closing Ratio	93%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	13	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99 to $102.9
Total	$98

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2023	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$63	Pull-through Rate Analysis	Closing Ratio	95%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(20)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.9 to $103.3
Total	$43

There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2024 and 2023.

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with U.S. GAAP. The following is a summary of applicable non-recurring fair value measurements.

				Fair Value
			Year Ended	Measurement Date as of
	Dec 31, 2024	Dec 31, 2023	December 31, 2024	December 31, 2024
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$3,224	$3,500	$(276)	December 2024
Capitalized servicing rights	7,285	6,764	521	December 2024
Premises held for sale	419	1,154	(735)	December 2024
Total	$10,928	$11,418	$(490)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2024 and December 31, 2023 is as follows:

(in thousands, except ratios)	Fair Value December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,733	Fair value of collateral-appraised value	Loss severity	10% to 65%
			Appraised value	$257 to $1,260

Individually evaluated loans	491	Discount cash flow	Discount rate	4.00% to 4.99%
			Cash flows	$497 to $501

Capitalized servicing rights	7,285	Discounted cash flow	Constant prepayment rate	6.52%
			Discount rate	10.06%

Premises held for sale	419	Fair value of asset less selling costs	Appraised value	$440
			Selling Costs	5%
Total	$10,928
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands, except ratios)	Fair Value December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,437	Fair value of collateral-appraised value	Loss severity	10% to 43%
			Appraised value	$80 to $965

Individually evaluated loans	1,063	Discount cash flow	Discount rate	3.25% to 7.13%
			Cash flows	$2 to $520

Capitalized servicing rights	6,764	Discounted cash flow	Constant prepayment rate	7.20%
			Discount rate	10.06%

Premises held for sale	1,154	Fair value of asset less selling costs	Appraised value	$1,223
			Selling Costs	6%
Total	$11,418
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2024 and December 31, 2023.

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

Other real estate owned or OREO. OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no other real estate owned as of December 31, 2024 and 2023.

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

	December 31, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,162	$72,162	$72,162	$—	$—
Securities available for sale	521,018	521,018	—	521,018	—
FHLB stock	12,237	12,237	—	12,237	—
Loans held for sale	1,235	1,235	—	1,235	—
Net loans	3,147,096	2,999,290	—	—	2,999,290
Accrued interest receivable	3,974	3,974	—	3,974	—
Cash surrender value of bank-owned life insurance policies	81,858	81,858	—	81,858	—
Derivative assets	18,857	18,857	—	18,759	98

Financial Liabilities
Non-maturity deposits	$2,437,414	$2,282,389	$—	$2,282,389	$—
Time deposits	830,274	828,068	—	828,068	—
Securities sold under agreements to repurchase	7,062	7,062	—	7,062	—
FHLB advances	242,919	242,779	—	242,779	—
Subordinated borrowings	40,620	46,070	—	46,070	—
Derivative liabilities	16,565	16,565	—	16,565	—

	December 31, 2023
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,842	$94,842	$94,842	$—	$—
Securities available for sale	534,574	534,574	—	534,574	—
FHLB stock	14,834	14,834	—	14,834	—
Loans held for sale	2,189	2,189	—	2,189	—
Net loans	2,970,907	2,832,173	—	—	2,832,173
Accrued interest receivable	4,921	4,921	—	4,921	—
Cash surrender value of bank-owned life insurance policies	80,037	80,037	—	80,037	—
Derivative assets	21,838	21,838	—	21,775	63

Financial Liabilities
Non-maturity deposits	$2,482,012	$2,325,307	$—	$2,325,307	$—
Time deposits	658,482	651,855	—	651,855	—
Securities sold under agreements to repurchase	8,465	8,465	—	8,465	—
FRB advances	30,000	30,000	—	30,000	—
FHLB advances	232,579	232,375	—	232,375	—
Subordinated borrowings	60,422	67,635	—	67,635	—
Derivative liabilities	15,607	15,607	—	15,587	20

NOTE 15.           REVENUE FROM CONTRACTS WITH CUSTOMERS

We have accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of our non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Non-interest income within the scope of ASC 606:
Trust management fees	$13,846	$12,766	$13,022
Financial services fees	1,855	1,517	1,551
Interchange fees	7,727	7,845	7,736
Customer deposit fees	6,046	6,280	5,935
Other customer service fees	1,066	1,043	1,120
Total non-interest income within the scope of ASC 606	30,540	29,451	29,364
Total non-interest income not within the scope of ASC 606	6,348	5,622	5,283
Total non-interest income	$36,888	$35,073	$34,647

	Year Ended December 31,
(in thousands)	2024	2023	2022
Timing of Revenue Recognition
Products and services transferred at a point in time	$15,757	$15,751	$15,552
Products and services transferred over time	14,783	13,700	13,812
Total	$30,540	$29,451	$29,364

Trust Management Fees

The trust management business generates revenue through a range of fiduciary services including trust and estate administration, financial advice, and investment management to individuals, businesses, not-for-profit organizations, and municipalities. These fees are primarily earned over time as we charge our customers on a monthly or quarterly basis in accordance with investment advisory agreements.  Fees are generally assessed based on a tiered scale of the accounts market value.  Certain fees, such as bill paying fees, distribution fees, real estate sale fees, and supplemental tax service fees, are recorded as revenue at a point in time upon the completion of the service.

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

Contract Balances with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	December 31, 2024	December 31, 2023
Balances from contracts with customers only:
Other Assets	$1,479	$1,178
Other Liabilities	1,360	1,769

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

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	December 31, 2024	December 31, 2023
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,586	$6,874

Lease Liabilities
Operating lease liabilities	Other liabilities	9,240	7,322

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

The following table presents the weighted average lease term and discount rate of the leases:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	11.74	6.28

Weighted-average discount rate
Operating leases	2.83%	3.10%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Lease Costs
Operating lease cost	$1,647	$1,343	$1,344
Variable lease cost	20	485	402
Total lease cost	$1,667	$1,828	$1,746

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
December 31, 2025	$1,339
December 31, 2026	1,288
December 31, 2027	1,200
December 31, 2028	991
December 31, 2029	744
Thereafter	4,535
Total future minimum lease payments	10,097
Amounts representing interest	(857)
Present value of net future minimum lease payments	$9,240

NOTE 17.           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of December 31, 2024 and 2023, and the condensed statements of income and cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
Assets
Cash	$7,127	$7,850
Investment in subsidiaries	493,692	484,574
Premises and equipment	804	785
Other assets	4,905	5,070
Total assets	$506,528	$498,279

Liabilities and Shareholders’ Equity
Subordinated notes	$40,620	$60,461
Accrued expenses	7,480	5,759
Shareholders’ equity	458,428	432,059
Total liabilities and shareholders’ equity	$506,528	$498,279

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2024	2023	2022
Income:
Dividends from subsidiaries	$35,935	$23,156	$20,682
Other income	1,176	1,142	976
Total income	37,111	24,298	21,658
Interest expense	3,721	3,691	2,981
Non-interest expense	6,852	5,834	5,183
Total expense	10,573	9,525	8,164
Income before taxes and equity in undistributed income of subsidiaries	26,538	14,773	13,493
Income tax benefit	(2,218)	(1,985)	(1,709)
Income before equity in undistributed income of subsidiaries	28,756	16,758	15,202
Equity in undistributed income of subsidiaries	14,788	28,094	28,355
Net income	$43,544	$44,852	$43,557

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$43,544	$44,852	$43,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(14,788)	(28,094)	(28,355)
Other, net	2,015	(1,537)	3,187
Net cash provided by operating activities	30,771	15,221	18,389

Cash flows from investing activities:
Acquisitions, net of cash paid	—	—	—
Purchase of securities	—	—	—
Capital contribution to subsidiary	4,000	—	—
Other, net	7
Net cash (used in) investing activities	4,007	—	—

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	—	—
Repayment of subordinated debt	(20,000)	—	—
Net proceeds from common stock	2,287	1,845	1,723
Net proceeds from reissuance of treasury stock	—	—	—
Common stock cash dividends paid	(17,788)	(16,566)	(15,334)
Net cash used in financing activities	(35,501)	(14,721)	(13,611)

Net change in cash and cash equivalents	(723)	500	4,778
Cash and cash equivalents at beginning of year	7,850	7,350	2,572
Cash and cash equivalents at end of year	$7,127	$7,850	$7,350

NOTE 18.           SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2024 and through the date the financial statements are issued.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2024, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

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

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Bar Harbor Bankshares and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2025, expressed an unqualified opinion.

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

March 11, 2025

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference. The Company has adopted the Bar Harbor Bankshares and Subsidiaries Insider Trading and Securities Policy and related procedures governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards.  A copy of the Bar Harbor Bankshares and Subsidiaries Insider Trading and Securities Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable NYSE listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

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

4.7	Form of 4.625% Fixed-to-floating Subordinated Note due 2029 of Bar Harbor Bankshares (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 26, 2019)

Exhibit No.	Description
10.1†	Bar Harbor Bankshares Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2018)

10.2†	Bar Harbor Bankshares Executive Change in Control Severance Plan Participation Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 21, 2018)

10.3†

Employment Agreement, dated as of February 22, 2018, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Curtis C. Simard (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2018)

10.4†

Employment Agreement, dated as of  March 8, 2024, between Bar Harbor Bankshares, Bar Harbor Bank & Trust and Josephine Iannelli (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 11, 2024)

10.5†	2021 through 2023 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 14, 2022)

10.6†	2022 through 2024 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 14, 2023)

10.7†	2023 through 2025 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 14, 2023)

10.8†**	2024 through 2026 Long Term Executive Incentive Program Guidelines

10.9†**	2025 through 2027 Long Term Executive Incentive Program Guidelines

10.10†**	2024 Executive Annual Incentive Program

10.11†	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on May 22, 2015).

10.12†

Form of Incentive Stock Option Agreement under Equity Incentive Plan of 2015.Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.13†	Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.14†

Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.15†	Bar Harbor Bankshares 2019 Equity Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2019)

10.16	Bar Harbor Bankshares 2018 Employee Stock Purchase Plan (Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 3, 2018)

10.17†

Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Bar Harbor Bankshares 2019 Equity Plan (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 14, 2023)

10.18†

Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2019)

Exhibit No.	Description

10.19	Somesville Bank Branch Lease dated October 27, 2005 (incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K filed on March 16, 2006)

19.1**	Bar Harbor Bankshares and Subsidiaries Insider Trading and Securities Policy

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 14, 2023)

23.1**	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1**	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.

32.2***	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.

97	Bar Harbor Bankshares Incentive-Based Compensation Recovery Policy (incorporated herein by reference to Exhibit 97 to the Annual Report on Form 10-K filed on March 11, 2024)

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in inline XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

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

Date: March 11, 2025	/s/ Curtis C. Simard

Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Matthew L. Caras	/s/ Curtis C. Simard
Matthew L. Caras, Chairman, Board of Directors	Curtis C. Simard, Director
President & Chief Executive Officer (Principal Executive Officer)

/s/ Daina H. Belair	/s/ Josephine Iannelli
Daina H. Belair, Director	Josephine Iannelli
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ David M. Colter	/s/ Brian D. Shaw
David M. Colter, Director	Brian D. Shaw, Director

/s/ Lauri E. Fernald	/s/ Kenneth E. Smith
Lauri E. Fernald, Director	Kenneth E. Smith, Director

/s/ Heather D. Jones	/s/ Scott G. Toothaker
Heather D. Jones, Director	Scott G. Toothaker, Director

/s/ Debra B. Miller
Debra B. Miller, Director