Form 10-Q
period 2025-03-31
BAR HARBOR BANKSHARES
filed 2025-05-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The registrant had 15,321,763 shares of common stock, par value $2.00 per share, outstanding as of May 5, 2025.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	changes in general business and economic conditions on a national basis and in our markets throughout Northern New England;
●	changes in consumer behavior due to political, business, and economic conditions, including inflation and concerns about liquidity;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition; changes in the size and nature of our competition;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand, pricing or collectability;
●	the possibility that future credit losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
●	operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, climate change, war, terrorism, civil unrest, and future pandemics;
●	lack of strategic growth opportunities or our failure to execute on available opportunities, including those related to our pending acquisition of Guaranty Bancorp, Inc., the parent company of Woodsville Guaranty Savings Bank;
●	our ability to effectively manage problem credits;
●	our ability to successfully develop new products and implement efficiency initiatives on time and with the results projected;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	regulatory, litigation, and reputational risks and the applicability of insurance coverage;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts;
●	the potential impact of climate change;
●	changes in legislation or regulation and accounting principles, policies, and guidelines;
●	reductions in the market value or outflows of wealth management assets under management; and
●	changes in the assumptions used in making such forward-looking statements.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$33,802	$34,266
Interest-earning deposits with other banks	54,329	37,896
Total cash and cash equivalents	88,131	72,162
Securities:
Securities available for sale	513,961	521,018
Less: Allowance for credit losses on securities available for sale	(1,204)	(568)
Net securities	512,757	520,450
Federal Home Loan Bank stock	10,695	12,237
Loans held for sale	1,515	1,235
Total loans held for investment	3,124,240	3,147,096
Less: Allowance for credit losses	(28,614)	(28,744)
Net loans held for investment	3,095,626	3,118,352
Premises and equipment, net	51,659	51,237
Other real estate owned	—	—
Goodwill	119,477	119,477
Other intangible assets	3,705	3,938
Cash surrender value of bank-owned life insurance	82,471	81,858
Deferred tax assets, net	23,298	23,330
Other assets	73,892	79,051
Total assets	$4,063,226	$4,083,327

Liabilities
Deposits:
Non-interest bearing demand	$547,401	$575,649
Interest-bearing demand	930,031	910,191
Savings	551,280	545,816
Money market	405,326	405,758
Time	862,773	830,274
Total deposits	3,296,811	3,267,688
Borrowings:
Senior	199,982	249,981
Subordinated	40,620	40,620
Total borrowings	240,602	290,601
Other liabilities	58,502	66,610
Total liabilities	3,595,915	3,624,899

Shareholders’ equity
Capital stock, par value $2.00; authorized 20,000,000 shares; issued 16,384,353 shares and 16,428,388 shares; outstanding 15,317,222 shares and 15,279,783 shares at March 31, 2025 and December 31, 2024, respectively	32,769	32,857
Additional paid-in capital	194,776	194,607
Retained earnings	303,448	297,857
Accumulated other comprehensive loss	(48,824)	(51,536)
Less: 1,067,131 and 1,148,605 shares of treasury stock, at cost, at March 31, 2025 and December 31, 2024, respectively	(14,858)	(15,357)
Total shareholders’ equity	467,311	458,428
Total liabilities and shareholders’ equity	$4,063,226	$4,083,327

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except earnings per share data)	2025	2024
Interest and dividend income
Loans	$41,804	$39,470
Securities and other	5,283	5,530
Federal Home Loan Bank stock	137	288
Interest-earning deposits with other banks	314	535
Total interest and dividend income	47,538	45,823
Interest expense
Deposits	15,512	14,532
Borrowings	3,019	3,236
Total interest expense	18,531	17,768
Net interest income	29,007	28,055
Provision for credit losses on securities available for sale	636	—
Provision for credit losses on loans	(57)	289
Net interest income after provision for credit losses	28,428	27,766

Non-interest income
Trust and investment management fee income	3,916	3,670
Customer service fees	3,525	3,710
Mortgage banking income	456	257
Bank-owned life insurance income	614	561
Customer derivative income	212	—
Other income	195	188
Total non-interest income	8,918	8,386

Non-interest expense
Salaries and employee benefits	13,733	13,248
Occupancy and equipment	3,325	3,432
Depreciation	1,049	1,041
Loss gain on sales of premises and equipment, net	90	(15)
Outside services	482	338
Professional services	592	400
Communication	166	189
Marketing	518	567
Amortization of intangible assets	233	233
FDIC assessment	456	452
Acquisition, conversion and other expenses	239	20
Provision for unfunded commitments	(74)	(185)
Other expenses	3,842	3,768
Total non-interest expense	24,651	23,488

Income before income taxes	12,695	12,664
Income tax expense	2,484	2,569
Net income	$10,211	$10,095

Earnings per share:
Basic	$0.67	$0.66
Diluted	0.66	0.66

Weighted average common shares outstanding:
Basic	15,304	15,198
Diluted	15,393	15,270

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net income	$10,211	$10,095
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on securities available for sale	5,065	(2,597)
Changes in unrealized (loss) gain on hedging derivatives	(1,954)	(937)
Changes in unrealized gain (loss) on pension	—	22

Income taxes related to other comprehensive income (loss):
Changes in unrealized (gain) loss on securities available for sale	(883)	613
Changes in unrealized loss (gain) on hedging derivatives	484	221
Changes in unrealized loss (gain) on pension	—	(28)
Total other comprehensive income (loss)	2,712	(2,706)
Total comprehensive income	$12,923	$7,389

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059

Net income	—	—	10,095	—	—	10,095
Other comprehensive loss	—	—	—	(2,706)	—	(2,706)
Cash dividends declared ($0.28 per share)	—	—	(4,205)	—	—	(4,205)
Net issuance (39,476 shares) to employee stock plans, including related tax effects	—	(355)	—	—	339	(16)
Recognition of stock based compensation	—	487	—	—	—	487
Balance at March 31, 2024	$32,857	$193,246	$277,991	$(52,568)	$(15,812)	$435,714

Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428

Net income	—	—	10,211	—	—	10,211
Other comprehensive income	—	—	—	2,712	—	2,712
Cash dividends declared ($0.30 per share)	—	—	(4,620)	—	—	(4,620)
Net issuance (37,439 shares) to employee stock plans, including related tax effects	—	(167)	—	—	240	73
Reclassification of shares	(88)	(171)	—	—	259	—
Recognition of stock based compensation	—	507	—	—	—	507
Balance at March 31, 2025	$32,769	$194,776	$303,448	$(48,824)	$(14,858)	$467,311

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$10,211	$10,095
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	(280)	(948)
Provision for credit losses on loans	(57)	289
Provision for credit losses on securities available for sale	636	—
Net amortization of securities	283	485
Change in unamortized net loan costs and premiums	62	(265)
Premises and equipment depreciation	1,049	1,041
Stock-based compensation expense	507	487
Amortization of other intangibles	233	233
Income from cash surrender value of bank-owned life insurance policies	(614)	(561)
Amortization of right-of-use lease assets	311	126
Decrease in lease liabilities	(313)	(126)
Loss (gain) on premises and equipment, net	90	(15)
Net change in other assets and liabilities	(2,798)	(2,326)
Net cash provided by operating activities	9,320	8,515

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of securities available for sale	28,336	7,738
Purchases of securities available for sale	(18,982)	(4,762)
Net change in loans	22,721	(12,434)
Purchase of Federal Home Loan Bank stock	(1,495)	(3,244)
Proceeds from redemption of Federal Home Loan Bank stock	3,037	6,072
Purchase of premises and equipment, net	(1,545)	(671)
Proceeds from sale of premises held for sale	—	74
Net cash provided by (used in) investing activities	32,072	(7,227)

Cash flows from financing activities:
Net change in deposits	29,123	(14,081)
Net change in short-term borrowings	(49,996)	(1,604)
Repayments of long-term borrowings	(3)	(5)
Net issuance to employee stock plans	73	(16)
Cash dividends paid on common stock	(4,620)	(4,205)
Net cash used in financing activities	(25,423)	(19,911)

Net change in cash and cash equivalents	15,969	(18,623)
Cash and cash equivalents at beginning of year	72,162	94,842
Cash and cash equivalents at end of period	$88,131	$76,219

Supplemental cash flow information:
Interest paid	$17,839	$15,941
Income taxes paid, net	5,826	4,303
Transfer of non-cash assets	1,000	—

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

Reclassifications: Whenever necessary, amounts in the consolidated financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income, total shareholders’ equity or total assets and liabilities in the Company’s consolidated financial statements.

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

		Annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025	We are currently evaluating the impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
March 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1,276	$—	$(19)	$1,257	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	207,165	90	(27,668)	179,587	—
US Government agency	126,947	168	(10,153)	116,962	—
Private label	21,260	7	(974)	20,293	—
Obligations of states and political subdivisions thereof	121,653	1	(19,813)	101,841	—
Corporate bonds	99,940	410	(6,329)	94,021	(1,204)
Total securities available for sale	$578,241	$676	$(64,956)	$513,961	$(1,204)

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,344	$—	$(26)	$1,318	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	208,818	22	(31,524)	177,316	—
US Government agency	115,177	53	(11,314)	103,916	—
Private label	40,633	25	(1,094)	39,564	—
Obligations of states and political subdivisions thereof	116,421	5,564	(16,533)	105,452	—
Corporate bonds	100,923	290	(7,761)	93,452	(568)
Total securities available for sale	$583,316	$5,954	$(68,252)	$521,018	$(568)

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

Management recorded an allowance for credit losses on two corporate notes where there was a change in future estimated cash flows during the year ended December 31, 2024. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The table below presents a rollforward by major security type for the quarter ended March 31, 2025 of the allowance for credit losses on available for sale debt securities held at period end:

(in thousands)	Obligations of US Government-sponsored enterprises	US Government -sponsored enterprises	US Government agency	Private Label	Obligations of states and political subdivisions thereof	Corporate Bonds	Total
Balance at January 1, 2025	$—	$—	$—	$—	$—	$568	$568
Change in provision for credit losses	—	—	—	—	—	636	636
Balance at March 31, 2025	$—	$—	$—	$—	$—	$1,204	$1,204

As of March 31, 2024, we carried no allowance on available for sale securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

We have nonaccrual corporate bonds of $8.0 million that we have $1.2 million in related allowance for credit losses as of March 31, 2025. At December 31, 2024 we had $9.0 million of corporate bonds that we allocated $568 thousand in related allowance for credit losses. In the first quarter of 2025, a $1.0 million nonaccrual security matured and was transferred to a financing receivable non-cash asset.

The amortized cost and estimated fair value of available for sale securities segregated by contractual maturity at March 31, 2025 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$2,011	$1,997
Over 1 year to 5 years	52,367	48,951
Over 5 years to 10 years	45,512	43,377
Over 10 years	122,979	102,794
Total bonds and obligations	222,869	197,119
Mortgage-backed securities and collateralized mortgage obligations	355,372	316,842
Total securities available for sale	$578,241	$513,961

The proceeds from sales, calls and maturities of securities available for sale, gross realized gains and gross realized losses for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Proceeds from sales	$—	$—
Proceeds from calls/paydowns	28,336	7,739
Proceeds from maturities	—	—
Gross realized gains	—	—
Gross realized losses	—	—

Accrued interest receivable on available for sale securities totaled $3.4 million at March 31, 2025 and $3.3 million at December 31, 2024, which is reported in other assets on the balance sheets.

The following tables summarize available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$702	$18	$554	$19	$1,256
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	27	5,737	27,641	163,863	27,668	169,600
US Government agency	627	29,919	9,526	63,329	10,153	93,248
Private label	7	8,243	967	12,026	974	20,269
Obligations of states and political subdivisions thereof	106	4,804	19,707	95,656	19,813	100,460
Corporate bonds	31	10,939	4,462	63,044	4,493	73,983
Total securities available for sale	$799	$60,344	$62,321	$398,472	$63,120	$458,816

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$2	$707	$24	$611	$26	$1,318
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	109	8,003	31,415	165,116	31,524	173,119
US Government agency	817	35,174	10,497	60,789	11,314	95,963
Private label	1	948	1,093	19,839	1,094	20,787
Obligations of states and political subdivisions thereof	115	4,962	16,418	99,109	16,533	104,071
Corporate bonds	26	2,438	4,495	75,002	4,521	77,440
Total securities available for sale	$1,070	$52,232	$63,942	$420,466	$65,012	$472,698

The following summarizes, by investment security type, the impact of performing securities in an unrealized loss position at March 31, 2025:

Obligations of US Government-sponsored enterprises

7 out of the total 7 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.51% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

430 out of the total 482 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 14.03% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

131 out of the total 164 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 9.82% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

17 of the total 20 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 4.59% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

62 of the total 67 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 17.50% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

25 out of the total 32 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 5.51% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the months ended March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$17,834	$15,588	$18,483	$15,821
Securities pledged for repurchase agreements	16,354	13,959	16,764	14,020
Securities pledged for borrowings (1)	35,758	29,164	35,819	30,634
Total securities pledged	$69,946	$58,711	$71,066	$60,475

(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and The Federal Reserve Bank of Boston.

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	March 31,	December 31,
(in thousands)	2025	2024
Commercial construction	$141,060	$131,617
Commercial real estate owner occupied	308,674	302,074
Commercial real estate non-owner occupied	1,361,692	1,358,903
Tax exempt and other	36,042	44,275
Commercial and industrial	301,378	319,766
Residential real estate	871,816	888,251
Home equity	95,882	94,141
Consumer other	7,696	8,069
Total loans	3,124,240	3,147,096
Allowance for credit losses	28,614	28,744
Net loans	$3,095,626	$3,118,352

Total unamortized net costs and premiums included in loan totals were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Net unamortized loan origination costs	$2,044	$1,982
Net unamortized fair value discount on acquired loans	(2,354)	(2,442)
Total	$(310)	$(460)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2025 and December 31, 2024, accrued interest receivable for loans totaled $13.6 million and $10.5 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

Commercial real estate owner occupied and non-owner occupied - Loans in these segments are primarily owner-occupied or income-producing properties.  Loans to real estate investment trusts and unsecured loans to developers that closely correlate to the inherent risk in commercial real estate markets are also included.  Commercial real estate loans are typically underwritten with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.  Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.

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

Commercial and industrial loans - Loans consist of revolving and term loan obligations extended to businesses and corporate enterprises for the purpose of financing working capital and/or capital investment in this segment.  Generally, loans are secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.  Some loans in this category may be unsecured or guaranteed by government agencies such as the US Small Business Administration.  Loans are primarily paid by the operating cash flow of the borrower.

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

Home equity - All loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one-to-four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

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

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) is comprised of the allowance for loan losses, the allowance for securities losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on our consolidated balance sheets. The level of the ACL represents management’s estimate of expected credit losses over the expected life of the loans at the consolidated balance sheet date.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended March 31, 2025
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,096	$—	$—	$(31)	$2,065
Commercial real estate owner occupied	2,794	—	—	36	2,830
Commercial real estate non-owner occupied	11,104	—	—	(181)	10,923
Tax exempt and other	128	—	—	(16)	112
Commercial and industrial	5,064	(39)	2	387	5,414
Residential real estate	6,732	—	4	(289)	6,447
Home equity	741	—	5	(2)	744
Consumer other	85	(45)	—	39	79
Total	$28,744	$(84)	$11	$(57)	$28,614

	At or for the Three Months Ended March 31, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$4,261	$—	$—	$(564)	$3,697
Commercial real estate owner occupied	2,863	(3)	—	221	3,081
Commercial real estate non-owner occupied	9,443	—	—	(288)	9,155
Tax exempt	119	—	—	(6)	113
Commercial and industrial	3,259	(65)	1	639	3,834
Residential real estate	7,352	—	5	294	7,651
Home equity	767	—	3	(18)	752
Consumer other	78	(45)	28	11	72
Total	$28,142	$(113)	$37	$289	$28,355

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheets), with adjustments to the reserve recognized in other non-interest expense in the consolidated statement of operations. The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning Balance	$3,049	$3,825
Provision for credit losses	(74)	(186)
Ending Balance	$2,975	$3,639

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

Credit Quality Indicators:  In monitoring the credit quality of the portfolio, management applies a credit quality indicator and uses an internal risk rating system to categorize commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss.  Consistent with regulatory guidelines, the Company provides for the classification of loans which are considered to be of lesser quality as special mention, substandard, doubtful, or loss (i.e. risk-rated 6, 7, 8 and 9, respectively). Residential, home equity and consumer loans are classified as performing or non-performing based on payment performance.

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of March 31, 2025:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Commercial construction
Risk rating:
Pass	$4,262	$42,127	$22,912	$58,356	$752	$12,651	$141,060
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$4,262	$42,127	$22,912	$58,356	$752	$12,651	$141,060
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$6,731	$39,069	$44,631	$70,730	$31,662	$111,095	$303,918
Special mention	—	—	119	—	705	2,046	2,870
Substandard	—	—	—	—	—	1,824	1,824
Doubtful	—	—	—	—	—	62	62
Total	$6,731	$39,069	$44,750	$70,730	$32,367	$115,027	$308,674
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$15,631	$151,336	$65,096	$375,528	$219,707	$445,413	$1,272,711
Special mention	—	—	—	—	33,922	19,155	53,077
Substandard	—	—	7,685	—	—	28,219	35,904
Doubtful	—	—	—	—	—	—	—
Total	$15,631	$151,336	$72,781	$375,528	$253,629	$492,787	$1,361,692
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$20	$4,126	$2,669	$6,283	$538	$22,406	$36,042
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$20	$4,126	$2,669	$6,283	$538	$22,406	$36,042
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$23,188	$63,397	$54,763	$48,400	$11,739	$93,214	$294,701
Special mention	83	567	1,169	1,185	752	717	4,473
Substandard	—	146	69	384	240	972	1,811
Doubtful	—	—	—	—	—	393	393
Total	$23,271	$64,110	$56,001	$49,969	$12,731	$95,296	$301,378
Current period gross write-offs	—	—	—	—	19	20	39

Residential real estate
Performing	$6,349	$37,888	$64,208	$167,851	$151,554	$439,113	$866,963
Nonperforming	—	—	189	221	1,048	3,395	4,853
Total	$6,349	$37,888	$64,397	$168,072	$152,602	$442,508	$871,816
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$4,236	$18,830	$15,498	$12,256	$6,392	$37,617	$94,829
Nonperforming	—	—	—	147	52	854	1,053
Total	$4,236	$18,830	$15,498	$12,403	$6,444	$38,471	$95,882
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$1,743	$2,810	$1,409	$702	$208	$788	$7,660
Nonperforming	—	—	20	—	—	16	36
Total	$1,743	$2,810	$1,429	$702	$208	$804	$7,696
Current period gross write-offs	—	—	—	5	—	40	45

Total Loans	$62,243	$360,296	$280,437	$742,043	$459,271	$1,219,950	$3,124,240

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2024:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$42,705	$46,869	$60,102	$29,808	$20,761	$96,123	$296,368
Special mention	—	128	—	—	—	2,070	2,198
Substandard	—	—	—	—	—	3,442	3,442
Doubtful	—	—	—	—	—	66	66
Total	$42,705	$46,997	$60,102	$29,808	$20,761	$101,701	$302,074
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$142,348	$47,986	$405,235	$234,520	$156,873	$295,646	$1,282,608
Special mention	—	—	—	20,446	3,913	26,969	51,328
Substandard	—	7,702	—	—	—	17,265	24,967
Doubtful	—	—	—	—	—	—	—
Total	$142,348	$55,688	$405,235	$254,966	$160,786	$339,880	$1,358,903
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$79,211	$62,047	$47,739	$12,154	$32,239	$65,002	$298,392
Special mention	9	14,878	1,266	834	60	632	17,679
Substandard	128	72	408	221	—	2,866	3,695
Doubtful	—	—	—	—	—	—	—
Total	$79,348	$76,997	$49,413	$13,209	$32,299	$68,500	$319,766
Current period gross write-offs	—	48	28	62	18	31	187

Residential real estate
Performing	$35,872	$67,708	$174,677	$154,229	$89,752	$362,421	$884,659
Nonperforming	—	194	458	—	—	2,940	3,592
Total	$35,872	$67,902	$175,135	$154,229	$89,752	$365,361	$888,251
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$19,175	$15,762	$12,515	$6,648	$5,536	$33,238	$92,874
Nonperforming	—	—	198	53	—	1,016	1,267
Total	$19,175	$15,762	$12,713	$6,701	$5,536	$34,254	$94,141
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$4,432	$1,644	$870	$276	$108	$715	$8,045
Nonperforming	—	8	—	1	—	15	24
Total	$4,432	$1,652	$870	$277	$108	$730	$8,069
Current period gross write-offs	—	59	12	—	2	204	277

Total Loans	$369,226	$294,918	$765,576	$460,563	$313,824	$942,989	$3,147,096

Past Dues

The following is a summary of past due loans for the periods ended:

	March 31, 2025
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$141,060	$141,060
Commercial real estate owner occupied	438	—	6	444	308,230	308,674
Commercial real estate non-owner occupied	—	—	87	87	1,361,605	1,361,692
Tax exempt and other	—	—	—	—	36,042	36,042
Commercial and industrial	66	86	939	1,091	300,287	301,378
Residential real estate	11,886	965	538	13,389	858,427	871,816
Home equity	992	171	189	1,352	94,530	95,882
Consumer other	33	2	30	65	7,631	7,696
Total	$13,415	$1,224	$1,789	$16,428	$3,107,812	$3,124,240

	December 31, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$131,617	$131,617
Commercial real estate owner occupied	—	—	6	6	302,068	302,074
Commercial real estate non-owner occupied	184	—	93	277	1,358,626	1,358,903
Tax exempt and other	—	—	—	—	44,275	44,275
Commercial and industrial	428	227	578	1,233	318,533	319,766
Residential real estate	14,076	2,426	663	17,165	871,086	888,251
Home equity	963	441	193	1,597	92,544	94,141
Consumer other	35	20	1	56	8,013	8,069
Total	$15,686	$3,114	$1,534	$20,334	$3,126,762	$3,147,096

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	March 31, 2025
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	702	640	—
Commercial real estate non-owner occupied	87	—	—
Tax exempt and other	—	—	—
Commercial and industrial	1,355	547	—
Residential real estate	4,853	686	—
Home equity	1,053	1	—
Consumer other	36	1	2
Total	$8,086	$1,875	$2

	December 31, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	736	671	—
Commercial real estate non-owner occupied	277	184	—
Tax exempt and other	—	—	—
Commercial and industrial	1,099	295	—
Residential real estate	3,591	898	—
Home equity	1,267	1	2
Consumer other	24	1	—
Total	$6,994	$2,050	$2

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the period ended March 31, 2025 and December 31, 2024.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	March 31, 2025		December 31, 2024
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	656	—	736	—
Commercial real estate non-owner occupied	—	—	277	—
Tax exempt and other	—	—	—	—
Commercial and industrial	393	—	1,099	—
Residential real estate	1,161	—	3,591	—
Home equity	—	—	1,267	—
Consumer other	—	—	24	—
Total	$2,210	$—	$6,994	$—

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended March 31, 2025
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	283	—	—	0.09
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$283	$—	$—	0.01%

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended March 31, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	33	—	—	0.00
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$33	$—	$—	0.00%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	53	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	—	—
Residential real estate	—	64	—
Home equity	—	—	—
Consumer other	—	—	—

Foreclosure

There were $174 thousand of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of March 31, 2025. Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2024 totaled $83 thousand.

Mortgage Banking

Loans held for sale at March 31, 2025 had an unpaid principal balance of $1.5 million and $1.2 million as of December 31, 2024.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $3.0 million at March 31, 2025, and $4.8 million at December 31, 2024. Refer to Note 8 for further discussion of forward sale commitments.

For the three months ended March 31, 2025 and 2024, we sold $9.8 million and $8.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $174 thousand and $31 thousand, respectively.

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

NOTE 4.               BORROWED FUNDS

Borrowed funds at March 31, 2025 and December 31, 2024 are summarized, as follows:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$193,750	4.42%	$242,650	4.49%
Other borrowings	5,966	0.19	7,062	0.19
Total short-term borrowings	199,716	4.28	249,712	4.35
Long-term borrowings
Advances from the FHLB	266	4.52	269	4.50
Subordinated borrowings	40,620	7.71	40,620	6.60
Total long-term borrowings	40,886	7.69	40,889	6.59
Total	$240,602	4.86%	$290,601	4.75%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLB”) advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2025 and December 31, 2024. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “Reserve Bank”). At March 31, 2025, our available secured line of credit at the Reserve Bank was $103.8 million versus $105.6 million at December 31, 2024. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of March 31, 2025 and December 31, 2024. There was no outstanding balance on the line of credit as of March 31, 2025 and December 31, 2024.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at March 31, 2025 include no callable advances and amortizing advances of $266 thousand. There were no callable advances outstanding and $269 thousand of amortizing advances at December 31, 2024. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of March 31, 2025 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2025	$193,750	4.42%
Thereafter	266	4.52
Total FHLB advances	$194,016	4.42%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. During the fourth quarter of 2024 we paid down $20.0 million of the outstanding subordinated notes. As of March 31, 2025 we had an outstanding subordinated notes balance of $20.0 million.

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

(in thousands)	March 31, 2025	December 31, 2024
Customer Repurchase Agreements
US Government-sponsored enterprises	$5,966	$7,062
Total	$5,966	$7,062

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2025	December 31, 2024
Time less than $100,000	$443,078	$439,648
Time $100,000 through $250,000	216,969	203,962
Time $250,000 or more	202,726	186,664
Total	$862,773	$830,274

At March 31, 2025 and December 31, 2024, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2025	December 31, 2024
Within 1 year	$839,325	$806,974
Over 1 year to 2 years	16,667	16,422
Over 2 years to 3 years	3,864	4,028
Over 3 years to 4 years	1,414	1,805
Over 4 years to 5 years	1,483	931
Over 5 years	20	114
Total	$862,773	$830,274

Included in time deposits are brokered deposits of $250.9 million and $256.0 million at March 31, 2025 and December 31, 2024, respectively.  Also included in time deposits are reciprocal deposits of $63.9 million and $62.5 million at March 31, 2025 and December 31, 2024, respectively.

NOTE 6.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

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

At March 31, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.The actual and required capital ratios are, as follows:

	March 31, 2025
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$461,309	13.69%	$269,669	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	392,951	11.66	151,689	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	413,571	12.27	202,252	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	413,571	10.30	160,540	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$457,937	13.61%	$269,086	8.00%		$336,357	10.00%
Common equity Tier 1 capital to risk-weighted assets	426,199	12.67	151,360	4.50		218,631	6.50
Tier 1 capital to risk-weighted assets	426,199	12.67	201,813	6.00		269,084	8.00
Tier 1 capital to average assets (leverage ratio)	426,199	10.63	160,365	4.00		200,457	5.00

	December 31, 2024
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$454,960	13.47%	$270,206	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	386,548	11.45	151,918	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	407,168	12.06	202,571	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	407,168	10.30	158,123	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$452,823	13.44%	$269,538	8.00%		$336,922	10.00%
Common equity Tier 1 capital to risk-weighted assets	421,031	12.50	151,571	4.50		218,936	6.50
Tier 1 capital to risk-weighted assets	421,031	12.50	202,095	6.00		269,460	8.00
Tier 1 capital to average assets (leverage ratio)	421,031	10.66	157,985	4.00		197,482	5.00

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) is, as follows:

(in thousands)	March 31, 2025	December 31, 2024
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities, net of reclassifications	$(57,233)	$(62,298)
Net unrealized loss on hedging derivatives	(5,322)	(3,368)
Net unrealized loss on post-retirement plans	(1,565)	(1,565)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities, net of reclassifications	13,674	14,557
Net unrealized loss on hedging derivatives	1,270	786
Net unrealized loss on post-retirement plans	352	352
Accumulated other comprehensive loss	$(48,824)	$(51,536)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2025
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$3,861	$(732)	$3,129
Less: reclassification adjustment for gains (losses) realized in net income	(1,204)	151	(1,053)
Net unrealized gain (loss) on AFS securities	5,065	(883)	4,182

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,954)	484	(1,470)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(1,954)	484	(1,470)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive gain (loss)	$3,111	$(399)	$2,712

Three Months Ended March 31, 2024
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$(2,597)	$613	$(1,984)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on AFS securities	(2,597)	613	(1,984)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(937)	221	(716)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(937)	221	(716)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	22	(28)	(6)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	22	(28)	(6)
Other comprehensive gain (loss)	$(3,512)	$806	$(2,706)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three months ended March 31, 2025 and 2024:

	Net unrealized	Net unrealized	Net unrealized
	gain (loss)	gain (loss)	loss
	on AFS	on hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended March 31, 2025
Balance at beginning of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)
Other comprehensive gain (loss) before reclassifications	3,129	(1,470)	—	1,659
Less: amounts reclassified from accumulated other comprehensive income	(1,053)	—	—	(1,053)
Total other comprehensive gain (loss)	4,182	(1,470)	—	2,712
Balance at end of period	$(43,559)	$(4,052)	$(1,213)	$(48,824)

Three Months Ended March 31, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive gain (loss) before reclassifications	(1,984)	(716)	(6)	(2,706)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive gain (loss)	(1,984)	(716)	(6)	(2,706)
Balance at end of period	$(49,633)	$(1,726)	$(1,209)	$(52,568)

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2025	2024
Net income	$10,211	$10,095

Average number of basic common shares outstanding	15,303,645	15,198,337
Plus: dilutive effect of stock options and awards outstanding	88,894	71,496
Average number of diluted common shares outstanding(1)	15,392,539	15,269,833

Earnings per share:
Basic	$0.67	$0.66
Diluted	0.66	0.66
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

We recognize our derivative instruments on the consolidated balance sheets at fair value. On the date the derivative instrument is entered into, we designate whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). We formally document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss.

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

Information about derivative assets and liabilities at March 31, 2025 and December 31, 2024, follows:

	March 31, 2025
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$25,000	—	$16	Other assets
Interest rate swap on variable rate loans	50,000	1.0	(1,563)	Other liabilities
Total cash flow hedges	75,000		(1,547)

Fair value hedges:
Interest rate swap on securities	37,190	4.3	3,273	Other assets
Total fair value hedges	37,190		3,273

Economic hedges:
Forward sale commitments	3,015	0.1	(8)	Other liabilities
Customer Loan Swaps-MNA Counterparty	239,954	4.1	(10,542)	Other liabilities
Customer Loan Swaps-RPA Counterparty	181,306	5.2	(1,206)	Other liabilities
Customer Loan Swaps-Customer	421,260	4.5	11,748	Other assets
Total economic hedges	845,535		(8)

Non-hedging derivatives:
Interest rate lock commitments	3,705	0.1	114	Other assets
Total non-hedging derivatives	3,705		114

Total	$961,430		$1,832

	December 31, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$25,000	0.3	$261	Other assets
Interest rate swap on variable rate loans	50,000	1.2	(2,036)	Other liabilities
Total cash flow hedges	75,000		(1,775)

Fair value hedges:
Interest rate swap on securities	37,190	4.6	3,969	Other assets
Total fair value hedges	37,190		3,969

Economic hedges:
Forward sale commitments	4,786	—	13	Other assets
Customer Loan Swaps-MNA Counterparty	240,031	4.3	(14,243)	Other liabilities
Customer Loan Swaps-RPA Counterparty	162,302	5.2	(286)	Other liabilities
Customer Loan Swaps-Customer	402,333	4.7	14,529	Other assets
Total economic hedges	809,452		13

Non-hedging derivatives:
Interest rate lock commitments	3,760	0.1	85	Other assets
Total non-hedging derivatives	3,760		85

Total	$925,402		$2,292

As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
March 31, 2025
Interest rate swap on securities	Securities available for sale	$30,142	$(7,048)

December 31, 2024
Interest rate swap on securities	Securities available for sale	$31,627	$(5,563)

Information about derivative assets and liabilities for three months ended March 31, 2025 and 2024, follows:

	Three Months Ended March 31, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(188)	Interest expense	$—	Interest expense	$252
Interest rate swap on variable rate loans	370	Interest income	—	Interest income	(455)
Total cash flow hedges	182		—		(203)

Fair value hedges:
Interest rate swap on securities	(1,652)	Interest income	—	Interest income	275
Total fair value hedges	(1,652)		—		275

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking expense	(21)
Total economic hedges	—		—		(21)

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking income	29
Total non-hedging derivatives	—		—		29

Total	$(1,470)		$—		$80

	Three Months Ended March 31, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(338)	Interest expense	$—	Interest expense	$827
Interest rate swap on variable rate loans	(111)	Interest income	—	Interest income	(585)
Total cash flow hedges	(449)		—		242

Fair value hedges:
Interest rate swap on securities	(268)	Interest income	—	Interest income	370
Total economic hedges	(268)		—		370

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	4
Total economic hedges	—		—		4

Non-hedging derivatives:
Interest rate lock commitments	—	Other expense	—	Mortgage banking expense	(7)
Total non-hedging derivatives	—		—		(7)

Total	$(717)		$—		$609

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$41,804	$5,734	$15,512	$3,019	$8,918

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	252	—
Interest rate swap on variable rate loans	(455)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	275	—	—	—

	Three Months Ended March 31, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$39,470	$6,353	$14,532	$3,236	$8,586

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	827	—
Interest rate swap on variable rate loans	(585)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	370	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for three months ended March 31, 2025 and 2024 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended March 31,
(In thousands)	in Non-interest Income	2025	2024
Economic hedges:
Forward commitments	Mortgage banking income	$(21)	$4

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	29	(7)

Cash flow hedges

Interest rate swaps on wholesale funding

As of March 31, 2025, we have one interest rate swap on wholesale borrowings (the “Swaps”) to limit its exposure to rising interest rates over a five-year term on 3-month FHLB borrowings or brokered certificates, or a combination thereof at each maturity date.  The agreement was entered into in April 2020 with a $25.0 million notional amount and pays a fixed rate of 0.59%. The financial institution counterparty pays us interest on the daily SOFR rate plus 26 basis points. We designated the Swap as a cash flow hedge.

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

Customer loan derivatives

We enter into customer loan derivatives to facilitate the risk management strategies for commercial banking customers. We mitigate this risk by entering into equal and offsetting loan swap agreements with highly rated third-party financial institutions. The loan swap agreements are free standing derivatives and are recorded at fair value in our consolidated balance sheets. We are party to MNAs with our financial institutional counterparties; however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The MNAs provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The below tables describe the potential effect of master netting arrangements on the consolidated balance sheets and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of March 31, 2025
Customer Loan Derivatives:
MNA counterparty	$(10,542)	$10,542	$—	$—
RPA counterparty	(1,206)	1,206	—	—
Total	$(11,748)	$11,748	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2024
Customer Loan Derivatives:
MNA counterparty	$(14,243)	$14,243	$—	$—
RPA counterparty	(286)	286	—	—
Total	$(14,529)	$14,529	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,257	$—	$1,257
Mortgage-backed securities:
US Government-sponsored enterprises	—	179,587	—	179,587
US Government agency	—	116,962	—	116,962
Private label	—	20,292	—	20,292
Obligations of states and political subdivisions thereof	—	101,841	—	101,841
Corporate bonds	—	94,021	—	94,021
Loans held for sale	—	1,515	—	1,515
Derivative assets	—	15,037	114	15,151
Derivative liabilities	—	(13,311)	(8)	(13,319)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,318	$—	$1,318
Mortgage-backed securities:
US Government-sponsored enterprises	—	177,316	—	177,316
US Government agency	—	103,916	—	103,916
Private label	—	39,564	—	39,564
Obligations of states and political subdivisions thereof	—	105,452	—	105,452
Corporate bonds	—	93,452	—	93,452
Loans held for sale	—	1,235	—	1,235
Derivative assets	—	18,759	98	18,857
Derivative liabilities	—	(16,565)	—	(16,565)

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

Derivative Assets and Liabilities

Cash Flow Hedges: The valuations of our cash flow hedges are obtained from a third party. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The inputs used to value the cash flow hedges are all classified as Level 2 measurements.

Interest Rate Lock Commitments: We enter into IRLCs for residential mortgage loans, which commit us to lend funds to potential borrowers at a specific interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. The closing ratio is derived from internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements.

Forward Sale Commitments: We utilize forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans originated for sale. The fair values of mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable. However, closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are not considered observable factors. As such, mandatory delivery forward commitments are classified as Level 3 measurements.

Customer Loan Derivatives: The valuation of our customer loan derivatives is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, we have considered the impact of MNAs and any applicable credit enhancements, such as collateral postings.

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of March 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Assets (Liabilities)
	Interest Rate Lock	Forward
(in thousands)	Commitments	Commitments
Three Months Ended March 31, 2025
Balance at beginning of period	$85	$13
Realized gain (loss) recognized in non-interest income	29	(21)
Balance at end of period	$114	$(8)

Three Months Ended March 31, 2024
Balance at beginning of period	$63	$(20)
Realized (loss) gain recognized in non-interest income	(7)	4
Balance at end of period	$56	$(16)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	March 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2025	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$114	Pull-through Rate Analysis	Closing Ratio	89%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(8)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$101 to $104.1
Total	$106

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$85	Pull-through Rate Analysis	Closing Ratio	93%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	13	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99 to $102.9
Total	$98

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

				Fair Value
			Three Months Ended	Measurement Date as of
	Mar 31, 2025	Dec 31, 2024	March 31, 2025	March 31, 2025
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$3,436	$3,224	$212	March 2025
Capitalized servicing rights	6,887	7,285	(398)	March 2025
Premises held for sale	393	419	(26)	March 2025
Total	$10,716	$10,928	$(212)

There are no liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets follows:

(in thousands, except ratios)	Fair Value March 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,210	Fair value of collateral-appraised value	Loss severity	10% to 65%
			Appraised value	$257 to $1,260

Individually evaluated loans	1,226	Discount cash flow	Discount rate	4.00% to 8.99%
			Cash flows	$301 to $497

Capitalized servicing rights	6,887	Discounted cash flow	Constant prepayment rate	7.07%
			Discount rate	10.06%

Premises held for sale	393	Fair value of asset less selling costs	Appraised value	$413
			Selling Costs	5%
Total	$10,716
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,733	Fair value of collateral-appraised value	Loss severity	10% to 65%
			Appraised value	$257 to $1,260

Individually evaluated loans	491	Discount cash flow	Discount rate	4.00% to 4.99%
			Cash flows	$497 to $501

Capitalized servicing rights	7,285	Discounted cash flow	Constant prepayment rate	6.52%
			Discount rate	10.06%

Premises held for sale	419	Fair value of asset less selling costs	Appraised value	$440
			Selling Costs	5%
Total	$10,928
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2025 and December 31, 2024.

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

Other real estate owned (“OREO”)

OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of March 31, 2025 and December 31, 2024.

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

	March 31, 2025
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$88,131	$88,131	$88,131	$—	$—
Securities available for sale	513,961	513,961	—	513,961	—
FHLB stock	10,695	N/A	—	N/A	—
Loans held for sale	1,515	1,515	—	1,515	—
Net loans	3,095,626	2,985,780	—	—	2,985,780
Accrued interest receivable	3,973	3,973	—	3,973	—
Derivative assets	15,151	15,151	—	15,037	114

Financial Liabilities
Non-maturity deposits	$2,434,038	$2,288,605	$—	$2,288,605	$—
Time deposits	862,773	860,280	—	860,280	—
Securities sold under agreements to repurchase	5,966	5,966	—	5,966	—
FHLB advances	194,016	193,980	—	193,980	—
Subordinated borrowings	40,620	45,869	—	45,869	—
Derivative liabilities	13,319	13,319	—	13,311	8

	December 31, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,162	$72,162	$72,162	$—	$—
Securities available for sale	521,018	521,018	—	521,018	—
FHLB stock	12,237	N/A	—	N/A	—
Loans held for sale	1,235	1,235	—	1,235	—
Net loans	3,118,352	2,999,290	—	—	2,999,290
Accrued interest receivable	3,974	3,974	—	3,974	—
Cash surrender value of bank-owned life insurance policies	81,858	81,858	—	81,858	—
Derivative assets	18,857	18,857	—	18,759	98

Financial Liabilities
Non-maturity deposits	$2,437,414	$2,282,389	$—	$2,282,389	$—
Time deposits	830,274	828,068	—	828,068	—
Securities sold under agreements to repurchase	7,062	7,062	—	7,062	—
FHLB advances	242,919	242,779	—	242,779	—
Subordinated borrowings	40,620	46,070	—	46,070	—
Derivative liabilities	16,565	16,565	—	16,565	—

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended March 31,
(in thousands)	2025	2024
Non-interest income within the scope of ASC 606:
Trust management fees	$3,459	$3,243
Financial services fees	457	427
Interchange fees	1,921	1,970
Customer deposit fees	1,377	1,502
Other customer service fees	227	238
Total non-interest income within the scope of ASC 606	7,441	7,380
Total non-interest income not within the scope of ASC 606	1,477	1,006
Total non-interest income	$8,918	$8,386

	Three Months Ended March 31,
(in thousands)	2025	2024
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,810	$3,926
Products and services transferred over time	3,631	3,454
Total	$7,441	$7,380

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	March 31, 2025	December 31, 2024
Balances from contracts with customers only:
Other Assets	$1,504	$1,479
Other Liabilities	1,128	1,360

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2025 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements", “Part I, Item 1.A. Risk Factors” for the year ended December 31, 2024, and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

●	Liquidity remains strong, with cash and available for sale securities representing approximately 14.8% of our total assets at March 31, 2025. We maintain the ability to access sources of contingent liquidity at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Boston (the “Reserve Bank”). We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with both the Company and the Bank well capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” to our unaudited consolidated financial statements.

●	Asset quality remains strong, with non-performing assets to total assets of 0.32% as of March 31, 2025 and net charge-offs of $73 thousand, reflecting our strong credit performance in the midst of a challenging environment.

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

QUARTERLY PERFORMANCE SUMMARY

Earnings (first quarter 2025, compared to the same period of 2024 unless otherwise stated)

●	First quarter 2025 GAAP net income of $10.2 million or $0.66 per diluted share and core (Non-GAAP) net income of $10.5 million or $0.68 per diluted share compared to GAAP and core (Non-GAAP) net income of $10.1 million or $0.66 per diluted share for the first quarter 2024.

●	Return on assets was 1.02% versus 1.03% and return on equity was 8.88% compared to 9.32%. Return on average assets was steady due to stable net income and higher average asset balances. The decrease in the return on equity ratio reflected higher average asset and equity balances. See the “Financial Position” section for further discussion.

●	Net interest income was $29.0 million compared to $28.1 million and net interest margin (“NIM”) was 3.17%, versus 3.14%. The increase was primarily driven by yield expansion on earning assets.

●	Allowance to total loans decreased from 0.94% to 0.92% as net charge-offs on loans remain minimally low and stable while credit quality continues to remain strong. Total non-accruing loans to total loans was 0.26% compared to the prior first quarter 2024 at 0.23%.

●	Non-interest income grew $532 thousand to $8.9 million in the first quarter 2025 compared to $8.4 million in the same quarter 2024 primarily driven by wealth management and customer derivative fee income growth.

●	Non-interest expenses increased $1.2 million to $24.7 million in the first quarter 2025 compared to $23.5 million in the first quarter 2024 driven by a 4% increase or $485 thousand increase in salaries and benefits driven by cost of living increases and losses on sales of premises and equipment of $90 thousand in the current quarter driven by outdated ATMs. Acquisition, conversion expenses increased $219 thousand driven by costs associated with the merger agreement entered into in the first quarter of 2025 with Woodsville. Outside services increased $144 thousand driven by an increase in recruiting fees in the first quarter 2025 compared to the first quarter 2024. Professional services increased $192 thousand driven by consulting fees for technology infrastructure, enhancements, and other projects.

●	The efficiency ratio was 62.00% compared to 62.71% reflecting effective cost management and spend year over year.

Financial Position (March 31, 2025, compared to December 31, 2024 unless otherwise stated)

●	Total assets remained stable at $4.1 billion at the end of the first quarter 2025 and the end of the fourth quarter 2024 primarily due to stable deposits offset by a shift in asset mix from loan and investments to cash driven by current quarter pay downs.

●	Total cash and cash equivalents grew 22% to $88.1 million at the end of the first quarter 2025, compared to $72.2 million at the end of the fourth quarter 2024.

●	Total loans remained at $3.1 billion with a slight decrease of 3% on an annualized basis driven by seasonality and the interest rate environment.

●	Securities available for sale decreased 1% to $514.0 million compared to $521.0 million in the fourth quarter 2024.

●	Total deposits remained flat at $3.3 billion at the first quarter of 2025 and the fourth quarter 2024 respectively.

●	Borrowings decreased 20% or $50.0 million to $200.0 million driven by pay downs in investments and loans.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2025 AND DECEMBER 31, 2024

Cash and cash equivalents

Total cash and cash equivalents were $88.1 million at the end of the first quarter 2025, compared to $72.2 million at the end of the fourth quarter 2024. Interest-earning deposits held with other banks increased to $54.3 million at the end of the first quarter 2025, compared to $37.9 million at the end of the fourth quarter and yielded 4.55% and 4.92%, respectively. The change in cash balances was driven by pay downs in loans and investments.

Securities

Securities available for sale was $514.0 million compared to $521.0 million in the fourth quarter 2024 driven primarily by pay downs of $28.3 million, partially offset by $19.0 million in purchases. The average yield of the total securities portfolio for the first quarter 2025 was 3.80% compared to 3.69% for the previous quarter primarily due to the change in the profile of the yield curve and a shift from commercial lending obligation investments to agencies. Fair value adjustments were $57.2 million at the end of the first quarter 2025 compared to $62.3 million at the end of the fourth quarter 2024. As of the end of the first quarter 2025 and fourth quarter 2024, respectively, our securities portfolio maintained an average life of eight and nine years with an effective duration of five years for both quarters and all securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

The allowance for credit losses on available for sale securities increased to $1.2 million at March 31, 2025 compared to $568 thousand at December 31, 2024, driven by one corporate security with a book value of $8.0 million and unrealized losses of $1.8 million.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock decreased to $10.7 million at the end of the first quarter 2025 compared to $12.2 million at the end of the fourth quarter 2024 driven by $50 million in pay downs of borrowings.

Loans

Total loans remained at $3.1 billion with a slight decrease of 3% on an annualized basis driven by seasonality and the interest rate environment. Commercial loans increased $2.9 million comprised of a $20.9 million increase in commercial real estate offset by a $17.9 million decrease in commercial and industrial. Residential real estate loans decreased $19.0 million.

Allowance for Credit Losses

The allowance for credit losses on available for sale securities increased to $1.2 million at March 31, 2025 compared to $568 thousand at December 31, 2024, driven by one corporate debt security with a book value of $8.0 million and unrealized losses of $1.8 million.

The allowance for credit losses on loans decreased $130 thousand to $28.6 million at the end of the first quarter 2025 compared to $28.7 million at the end of the fourth quarter 2024. The allowance for credit losses to total loans coverage ratio of 0.92% compared to 0.91% in the fourth quarter 2024.  Strong asset quality metrics and general macroeconomic trends in the loan portfolio drive ACL levels. There were minor shifts in balances as commercial real estate increased and commercial and industrial and residential real estate decreased, but the main driver was a decrease in residential loans. Charge-offs and individually analyzed reserves on non-accruing loans continue to be nominal, supported by relatively strong collateral values.

Deposits

Total deposits remained flat at $3.3 billion at the first quarter of 2025 and the fourth quarter 2024 respectively. We witnessed a shift in deposit mix driven by the interest rate environment and expected seasonal outflows in the first quarter 2025 as non-interest bearing demand deposits decreased $28.2 million to $547 million offset by an increase of $19.8 million in interest-bearing demand deposits.  Time deposits increased 16% on an annualized basis to $863 million driven by the volatile economic rate environment as investors continue to seek a safe place with a competitive rate to house their money.

Borrowings

Senior borrowings decreased $50.0 million to $200.0 million driven by pay downs in investments and loans. FHLB borrowings decreased $48.9 million to $194.1 million at the end of the first quarter 2025 compared to $243.0 million at the end of the fourth quarter 2024.

Equity

The Company's book value per share was $30.51 as of the end of the first quarter 2025 compared to $30.00 at the end of the fourth quarter 2024.  Tangible book value per share (non-GAAP) was $22.47 at the end of the first quarter 2025, compared to $21.93 at the end of the fourth quarter 2024.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

Net Income

First quarter 2025 GAAP net income of $10.2 million or $0.66 per diluted share and core (Non-GAAP) net income of $10.5 million or $0.68 per diluted share compared to $10.1 million or $0.66 per diluted share for the first quarter 2024.

Interest and Dividend Income

Total interest and dividend income increased by 3.7% to $47.5 million in the first quarter 2025 compared to $45.8 million in the prior year primarily driven by the repricing of commercial adjustable-rate loans and a $146 million higher loan balances within the commercial portfolio. Yields on earning assets grew to 5.16% compared to 5.10% in the first quarter 2024. The yield on commercial real estate loans grew to 5.58% in the first quarter 2025 from 5.47% in the first quarter 2024.  Total loan yield growth also experienced an increase in the residential real estate yield from 4.09% to 4.22% for the first quarter 2025, and the commercial and industrial yield decline from 6.68% in the first quarter of 2024 to 6.57% in the first quarter 2025.

Net Interest Income and Net Interest Margin

The net interest margin remained stable at 3.17% in the first quarter 2025 compared to 3.14% in same respective quarter 2024. As loan balances grew $112.6 million year over year, the yield on loans grew 11 basis points to 5.42% in the first quarter 2025, up from 5.31% in the same quarter 2024.  Costs of interest-bearing deposits grew 5 basis points to 2.31% from 2.26% in the first quarter 2024 driven by the continued competitive pricing within the interest rate environment.

Total interest expense increased by 4.3% to $18.5 million in the first quarter 2025 compared to $17.8 million in the first quarter 2024 driven by an increase in cost of funds on deposits compounded with a $169.7 million increase in deposits. The growth in deposits was relatively even in mix with $84.2 million growth in non-maturity deposits and $85.6 million growth in time deposits. Interest-bearing demand accounts and savings accounts increased $41.2 million in 2025 compared to the same quarter 2024. Money Market accounts increased $40.0 million in the first quarter 2025 compared to the first quarter 2024.  Borrowing costs decreased to $3.0 million in the first quarter 2025 compared to $3.2 million from the first quarter 2024, driven by a $33.1 million in pay down offset by an increase in costs to 4.61% in the first quarter 2025 compared to 4.35% in the first quarter 2024.

Provision for Credit Losses

The provision for credit losses on loans was a recapture of $57 thousand in first quarter 2025 compared to a provision of $289 thousand in the first quarter 2024 as credit quality continues to remain strong.

The provision for credit losses on investments was a charge of $636 thousand in the current quarter. There was no provision for investments in the first quarter of 2024.  The reserve is related to one corporate debt security as discussed above.

Non-Interest Income

Non-interest income was $8.9 million in the first quarter 2025 compared to $8.4 million in the same quarter 2024. Wealth management income grew 6.7% to $3.9 million compared to $3.7 million in the first quarter 2024.  Non-brokerage assets under management grew 6.0% or $300 million to $2.8 billion from $2.5 billion in the first quarter 2025 compared to the previous year driven by higher security valuations.  Mortgage banking income increased $199 thousand in the first quarter 2025 compared to the first quarter 2024 driven by higher gains on sale of loans. Customer derivative income increased $212 thousand in the first quarter 2025 driven by an increase in dollars and volume on customer swaps due to the interest rate environment. Increases were offset by a $185 thousand or 5% decrease in customer service fees driven by lower non-sufficient funds fees and interchange income.

Non-Interest Expense

Non-interest expenses increased $1.2 million to $24.7 million in the first quarter 2025 compared to $23.5 million in the first quarter 2024 driven by a 4% increase or $485 thousand increase in salaries and benefits driven by cost of living increases and losses on sales of premises and equipment of $90 thousand in the current quarter driven by outdated ATMs. Acquisition, conversion expenses increased $219 thousand driven by merger agreement entered into in the first quarter of 2025.  Outside services increased $144 thousand driven by an increase in recruiting fees in the first quarter 2025 compared to the first quarter 2024.  Professional services increased $192 thousand driven by consulting fees for technology infrastructure enhancements other projects.

Income Tax Expense

Income tax expense was $2.5 million in the first quarter 2025, compared to $2.6 million in the first quarter 2024.

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

As of March 31, 2025, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of March 31, 2025, we had unused borrowing capacity at the FHLB of $359.1 million, unused borrowing capacity at the Reserve Bank of $103.8 million and unused lines of credit totaling $41.0 million, in addition to $88.1 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at March 31, 2025 and December 31, 2024 - Equity” for a discussion of shareholders’ equity together with Note 6 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $4.5 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated

Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Form 10-K. There have been no significant changes in our application of critical accounting policies and estimates since December 31, 2024. Refer to Note 1 – “Basis of Presentation - Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q or prior SEC filings.

		Three Months Ended
		March 31,
		2025	2024
PER SHARE DATA
Net earnings, diluted		$0.66	$0.66
Adjusted earnings, diluted(1)		0.68	0.66
Total book value		30.51	28.64
Tangible book value per share(1)		22.47	20.48
Market price at period end		29.50	26.48
Dividends		0.30	0.28

PERFORMANCE RATIOS(2)
Return on assets	%	1.02%	1.03%
Adjusted return on assets(1)		1.04	1.03
Pre-tax, pre-provision return on assets		1.32	1.32
Adjusted pre-tax, pre-provision return on assets (1)		1.35	1.32
Return on equity		8.88	9.32
Adjusted return on equity(1)		9.09	9.32
Return on tangible equity		12.27	13.26
Adjusted return on tangible equity(1)		12.57	13.27
Net interest margin, fully taxable equivalent(1) (3)		3.17	3.14
Efficiency ratio(1)		62.00	62.71

FINANCIAL DATA (In millions)
Total assets		$4,063	$3,959
Total earning assets(4)		3,761	3,663
Total investments		514	528
Total loans		3,124	3,012
Total allowance for credit losses		30	28
Total goodwill and intangible assets		123	124
Total deposits		3,297	3,127
Total shareholders' equity		467	436
Net income		10	10
Adjusted income(1)		10	10

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries)(5)/average loans	%	0.01%	0.01%
Allowance for credit losses/total loans		0.92	0.94
Loans/deposits		95	96
Shareholders' equity to total assets		11.50	11.01
Tangible shareholders' equity to total tangible assets(1)		8.73	8.13
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and interest-bearing deposit with other banks. Securities are valued at amortized cost.
(5)	Current quarter annualized.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loans by collateral type and deposits and accompanying growth rates as of March 31, 2025 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter
(in thousands, except ratios)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	to Date
Commercial real estate	$1,762,132	$1,741,223	$1,677,310	$1,634,658	$1,574,802	5%
Commercial and industrial	370,683	388,599	382,554	421,297	412,567	(18)
Total commercial loans	2,132,815	2,129,822	2,059,864	2,055,955	1,987,369	1

Residential real estate	807,514	826,492	836,566	854,718	873,213	(9)
Consumer	105,404	103,803	103,415	99,776	95,838	6
Tax exempt and other	78,507	86,979	81,890	53,732	55,252	(39)
Total loans	$3,124,240	$3,147,096	$3,081,735	$3,064,181	$3,011,672	(3)%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter
(in thousands, except ratios)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	to Date
Non-interest bearing demand	$547,401	$575,649	$604,963	$553,067	$544,495	(20)%
Interest-bearing demand	930,031	910,191	913,910	882,068	888,591	9
Savings	551,280	545,816	544,235	544,980	551,493	4
Money market	405,326	405,758	380,624	359,208	365,289	—
Total non-maturity deposits	2,434,038	2,437,414	2,443,732	2,339,323	2,349,868	(1)
Time	862,773	830,274	817,354	801,143	777,208	16
Total deposits	$3,296,811	$3,267,688	$3,261,086	$3,140,466	$3,127,076	4%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2025			2024
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$27,999	$314	4.55%	$36,608	$535	5.88%
Securities available for sale	587,878	5,507	3.80	595,124	5,752	3.89
FHLB stock	11,623	137	4.78	9,534	288	12.15
Loans:
Commercial real estate	1,759,321	24,203	5.58	1,558,506	21,187	5.47
Commercial and industrial	469,331	7,598	6.57	464,762	7,718	6.68
Residential	820,837	8,539	4.22	884,767	9,004	4.09
Consumer	104,413	1,809	7.03	96,163	1,726	7.22
Total loans (1)	3,153,902	42,149	5.42	3,004,198	39,635	5.31
Total earning assets	3,781,402	48,107	5.16%	3,645,464	46,210	5.10%
Cash and due from banks	29,972			29,900
Allowance for credit losses	(29,143)			(28,122)
Goodwill and other intangible assets	123,295			124,225
Other assets	171,477			166,538
Total assets	$4,077,003			$3,938,005

Liabilities
Interest-bearing demand	$916,129	$3,178	1.41%	$899,349	$3,000	1.34%
Savings	547,672	955	0.71	552,231	863	0.63
Money market	401,268	2,737	2.77	390,720	2,986	3.07
Time	853,105	8,642	4.11	738,683	7,683	4.18
Total interest bearing deposits	2,718,174	15,512	2.31	2,580,983	14,532	2.26
Borrowings	265,780	3,019	4.61	298,918	3,236	4.35
Total interest bearing liabilities	2,983,954	18,531	2.52%	2,879,901	17,768	2.48%
Non-interest bearing demand deposits	560,310			554,816
Other liabilities	66,589			67,327
Total liabilities	3,610,853			3,502,044

Total shareholders' equity	466,150			435,961

Total liabilities and shareholders' equity	$4,077,003			$3,938,005

Net interest spread			2.64%			2.62%
Net interest margin			3.17			3.14
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended March 31,
(in thousands)	Calculations	2025	2024
Net income		$10,211	$10,095
Non-recurring items:
Gain on sale of securities, net		—	—
Gain on sale of premises and equipment, net		90	(15)
Acquisition, conversion and other expenses		239	20
Income tax expense (1)		(80)	(1)
Total non-recurring items		249	4
Total adjusted income(2)	(A)	$10,460	$10,099

Net interest income	(B)	$29,007	$28,055
Plus: Non-interest income		8,918	8,386
Total Revenue		37,925	36,441
Gain on sale of securities, net		—	—
Total adjusted revenue(2)	(C)	$37,925	$36,441

Total non-interest expense		$24,651	$23,488
Non-recurring expenses:
Gain on sale of premises and equipment, net		(90)	15
Acquisition, conversion and other expenses		(239)	(20)
Total non-recurring expenses		(329)	(5)
Adjusted non-interest expense(2)	(D)	$24,322	$23,483

Total revenue		37,925	36,441
Total non-interest expense		24,651	23,488
Pre-tax, pre-provision net revenue(2)	(S)	$13,274	$12,953

Adjusted revenue(2)		37,925	36,441
Adjusted non-interest expense(2)		24,322	23,483
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$13,603	$12,958

(in millions)
Average earning assets	(E)	$3,781	$3,645
Average assets	(F)	4,077	3,938
Average shareholders' equity	(G)	466	436
Average tangible shareholders' equity(2)(3)	(H)	343	312
Tangible shareholders' equity, period-end(2)(3)	(I)	344	312
Tangible assets, period-end(2)(3)	(J)	3,940	3,835

		Three Months Ended March 31,
	Calculations	2025	2024
(in thousands)
Common shares outstanding, period-end	(K)	15,317	15,212
Average diluted shares outstanding	(L)	15,393	15,270

Adjusted earnings per share, diluted(2)	(A/L)	$0.68	$0.66
Tangible book value per share, period-end(2)	(I/K)	22.47	20.48
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.73	8.13

Performance ratios(4)
Return on assets		1.02%	1.03%
Core return on assets(2)	(A/F)	1.04	1.03
Pre-tax, pre-provision return on assets(2)	(S/F)	1.32	1.32
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.35	1.32
Return on equity		8.88	9.32
Core return on equity(2)	(A/G)	9.09	9.32
Return on tangible equity		12.27	13.26
Adjusted return on tangible equity(1)(2)	(A+Q)/H	12.57	13.27
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	62.00	62.71
Net interest margin, fully taxable equivalent(2)	(B+P)/E	3.17	3.14

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$717	$523
Franchise taxes included in non-interest expense	(O)	131	70
Tax equivalent adjustment for net interest margin	(P)	568	388
Intangible amortization	(Q)	233	233
(1)	Assumes a marginal tax rate of 24.26% in the first quarter of 2025 and 24.01% for the first quarter 2024.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.

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

As of March 31, 2025, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended March 31, 2025 and 2024:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At March 31, 2025
-200	$(7,070)	(5.6)%	$(16,840)	(12.2)%
-100	(3,827)	(3.0)	(8,265)	(6.0)
+100	2,736	2.2	6,405	4.6
+200	5,375	4.3	13,364	9.0
At March 31, 2024
-200	$(6,051)	(5.0)%	$(12,235)	(9.6)%
-100	(3,304)	(2.7)	(6,138)	(4.8)
+100	2,297	1.9	4,306	3.4
+200	4,525	3.8	8,307	6.5

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

As compared to March 31, 2024, asset sensitivity has increased in both year one and year two.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A.          RISK FACTORS

Except as set forth below, there were no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” of our Form 10-K.

The Company may fail to realize the anticipated benefits of its previously announced merger with Guaranty Bancorp, Inc.

The Company and Guaranty Bancorp, Inc. (“Guaranty”) entered into an Agreement and Plan of Merger, dated as of March 11, 2025 (the “Merger Agreement”), pursuant to which Guaranty will merge with and into the Company (the “Merger”).  The Company and Guaranty have operated independently and will continue to do so until the completion of the Merger. The success of the Merger, including anticipated benefits and cost savings, will depend on, among other things, the Company’s ability to successfully combine the businesses of the Company and Guaranty, including by minimizing any disruptions to the existing customer relationships and business functions of the Company or Guaranty, and avoiding any inconsistencies in standards, controls, procedures and policies. If the Company is not able successfully to achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the Company’s business, financial condition, operating results and prospects. Among the factors considered by the boards of directors of each of the Company and Guaranty in connection with their respective approvals of the Merger Agreement were the anticipated benefits that could result from the Merger Agreement. There can be no assurance that these benefits will be realized within the time periods contemplated or at all.

Regulatory approvals regarding the Merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the Merger Agreement can be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities. In deciding whether to grant regulatory approval, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse condition or development in either party’s regulatory standing or other factors could prevent or delay the receipt of one or more of the required regulatory approvals. Even if granted, the terms and conditions of the approvals may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Despite the parties’ commitments to use their reasonable best efforts to obtain regulatory approvals, under the terms of the Merger Agreement, the Company and Guaranty will not be required to complete the Merger if any such approval imposes a burdensome condition. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the Merger, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were completed successfully within the expected timeframe. Additionally, the completion of the Merger is subject to the satisfaction or waiver of certain other closing conditions, including the absence of certain orders, injunctions or decrees by any governmental authority that would prohibit or make illegal the completion of the Merger.

Because of the closing conditions in the Merger Agreement and the ability of either the Company or Guaranty to terminate the Merger Agreement in specific instances, there can be no assurance when or if the Merger will be completed.

The Merger Agreement is subject to a number of conditions that must be satisfied or waived to complete the Merger. Those conditions include, among other things, (i) the accuracy of the other party’s representations and warranties, subject to certain materiality standards, including the accuracy of the other party’s representation and warranty of the absence of a material adverse effect on the other party, (ii) the other party’s performance in all material respects of its obligations under the Merger Agreement, (iii) the approval of the Merger Agreement and the transactions contemplated thereby by Guaranty shareholders, (iv) the absence of any proceeding in connection with, or that could prevent, delay, make illegal or interfere with, any of the transactions contemplated by the Merger Agreement, (v) the receipt of required regulatory approvals, (vi) the effectiveness of the registration statement of which this proxy statement/prospectus forms a part, (vii) the receipt by each party of an opinion from such party’s counsel to the effect that the Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, and (viii) the approval for listing on the NYSE American of the shares of Company common stock issuable in the Merger. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the required Guaranty shareholder approval, or the Company or Guaranty may elect to terminate the Merger Agreement in certain other circumstances, including that Guaranty is permitted to terminate the Merger Agreement if, as of the date regulatory approvals for the Merger are received, the price of the Company’s common stock has both decreased by 20% percent or more and decreased by 20% or more relative to a specified banking index, as more fully described in the Merger Agreement.

The Company and Guaranty will incur transaction and integration costs in connection with the Merger.

Each of the Company and Guaranty has incurred and expects that it will incur significant, nonrecurring costs in connection with consummating the Merger. In addition, the Company will incur integration costs following the completion of the Merger, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. The Company and Guaranty may also incur additional costs to maintain employee morale and to retain key employees and will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Merger.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended March 31, 2025.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

2.1

Agreement and Plan of Merger, dated as of March 11, 2025, between Bar Harbor Bankshares and Guaranty Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 11, 2025)

10.1

Form of Voting Agreement, dated as of March 11, 2025, by and between Bar Harbor Bankshares and each of the shareholders of Guaranty Bancorp, Inc. listed on the signature pages therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2025)

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 8, 2025	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2025		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)