Form 10-Q
period 2025-06-30
BAR HARBOR BANKSHARES
filed 2025-08-06
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The registrant had 16,682,898 shares of common stock, par value $2.00 per share, outstanding as of August 4, 2025.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	changes in general business and economic conditions on a national basis and in our markets throughout Northern New England;
●	changes in consumer behavior due to political, business, and economic conditions, including inflation and concerns about liquidity;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition; changes in the size and nature of our competition;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand, pricing or collectability;
●	the possibility that future credit losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
●	operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, climate change, war, terrorism, civil unrest, and future pandemics;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	our ability to effectively manage problem credits;
●	our ability to successfully develop new products and implement efficiency initiatives on time and with the results projected;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	regulatory, litigation, and reputational risks and the applicability of insurance coverage;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	the impacts of actual or threatened tariffs, sanctions and other trade policies of the United States and its global trading counterparts;
●	changes in legislation or regulation and accounting principles, policies, and guidelines;
●	reductions in the market value or outflows of wealth management assets under management; and
●	changes in the assumptions used in making such forward-looking statements.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$50,948	$34,266
Interest-earning deposits with other banks	36,087	37,896
Total cash and cash equivalents	87,035	72,162
Securities:
Available-for-sale debt securities	528,690	521,018
Less: Allowance for credit losses on available-for-sale debt securities	—	(568)
Net securities	528,690	520,450
Federal Home Loan Bank stock	12,695	12,237
Loans held for sale	2,829	1,235
Total loans held for investment	3,152,664	3,147,096
Less: Allowance for credit losses	(28,885)	(28,744)
Net loans held for investment	3,123,779	3,118,352
Premises and equipment, net	52,647	51,237
Other real estate owned	—	—
Goodwill	119,477	119,477
Other intangible assets	3,472	3,938
Cash surrender value of bank-owned life insurance	83,074	81,858
Deferred tax assets, net	23,290	23,330
Other assets	75,017	79,051
Total assets	$4,112,005	$4,083,327

Liabilities
Deposits:
Non-interest bearing demand	$552,074	$575,649
Interest-bearing demand	931,854	910,191
Savings	542,579	545,816
Money market	370,709	405,758
Time	894,772	830,274
Total deposits	3,291,988	3,267,688
Borrowings:
Senior	256,441	249,981
Subordinated	40,620	40,620
Total borrowings	297,061	290,601
Other liabilities	54,096	66,610
Total liabilities	3,643,145	3,624,899

Shareholders’ equity
Capital stock, par value $2.00; authorized 30,000,000 shares and 20,000,000 shares; issued 16,384,353 shares and 16,428,388 shares; outstanding 15,321,763 shares and 15,279,783 shares at June 30, 2025 and December 31, 2024, respectively	32,769	32,857
Additional paid-in capital	195,798	194,607
Retained earnings	304,500	297,857
Accumulated other comprehensive loss	(48,809)	(51,536)
Less: 1,062,590 and 1,148,605 shares of treasury stock, at cost, at June 30, 2025 and December 31, 2024, respectively	(15,398)	(15,357)
Total shareholders’ equity	468,860	458,428
Total liabilities and shareholders’ equity	$4,112,005	$4,083,327

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share data)	2025	2024	2025	2024
Interest and dividend income
Loans	$42,726	$40,634	$84,530	$80,104
Securities and other	5,474	5,620	10,757	11,150
Federal Home Loan Bank stock	212	199	349	487
Interest-earning deposits with other banks	276	385	590	920
Total interest and dividend income	48,688	46,838	96,226	92,661
Interest expense
Deposits	15,511	14,780	31,023	29,312
Borrowings	3,282	4,299	6,301	7,535
Total interest expense	18,793	19,079	37,324	36,847
Net interest income	29,895	27,759	58,902	55,814
Provision for credit losses on available-for-sale debt securities	—	—	636	—
Provision for credit losses on loans	528	585	471	874
Net interest income after provision for credit losses	29,367	27,174	57,795	54,940

Non-interest income
Trust and investment management fee income	4,263	4,193	8,179	7,863
Customer service fees	3,589	3,737	7,114	7,447
(Loss) gain on available-for-sale debt securities, net	(4,942)	50	(4,942)	50
Mortgage banking income	605	558	1,061	815
Bank-owned life insurance income	602	583	1,216	1,144
Customer derivative income	104	168	316	168
Other income	425	168	620	356
Total non-interest income	4,646	9,457	13,564	17,843

Non-interest expense
Salaries and employee benefits	14,274	13,860	28,007	27,108
Occupancy and equipment	3,546	3,317	6,871	6,749
Depreciation	1,023	1,065	2,072	2,106
Loss (gain) on sales of premises and equipment, net	3	(248)	93	(263)
Outside services	457	462	939	800
Professional services	514	238	1,106	638
Communication	194	192	360	381
Marketing	682	521	1,200	1,088
Amortization of intangible assets	233	233	466	466
FDIC assessment	464	448	920	900
Acquisition, conversion and other expenses	1,205	—	1,444	20
Provision for unfunded commitments	—	—	(74)	(185)
Other expenses	3,943	3,754	7,785	7,522
Total non-interest expense	26,538	23,842	51,189	47,330

Income before income taxes	7,475	12,789	20,170	25,453
Income tax expense	1,383	2,532	3,867	5,101
Net income	$6,092	$10,257	$16,303	$20,352

Earnings per share:
Basic	$0.40	$0.67	$1.06	$1.34
Diluted	0.40	0.67	$1.06	$1.33

Weighted average common shares outstanding:
Basic	15,321	15,227	15,312	15,213
Diluted	15,372	15,275	15,382	15,273

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income	$6,092	$10,257	$16,303	$20,352
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on available-for-sale debt securities	1,128	(3,507)	6,193	(6,104)
Changes in unrealized (loss) gain on hedging derivatives	(1,105)	(312)	(3,059)	(1,249)
Changes in unrealized gain (loss) on pension	—	—	—	22

Income taxes related to other comprehensive income (loss):
Changes in unrealized (gain) loss on available-for-sale debt securities	(271)	827	(1,154)	1,440
Changes in unrealized loss (gain) on hedging derivatives	263	73	747	294
Changes in unrealized loss (gain) on pension	—	—	—	(28)
Total other comprehensive income (loss)	15	(2,919)	2,727	(5,625)
Total comprehensive income	$6,107	$7,338	$19,030	$14,727

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059

Net income	—	—	10,095	—	—	10,095
Other comprehensive loss	—	—	—	(2,706)	—	(2,706)
Cash dividends declared ($0.28 per share)	—	—	(4,205)	—	—	(4,205)
Net issuance (39,746 shares) to employee stock plans, including related tax effects	—	(355)	—	—	339	(16)
Recognition of stock based compensation	—	487	—	—	—	487
Balance at March 31, 2024	$32,857	$193,246	$277,991	$(52,568)	$(15,812)	$435,714

Net income	—	—	10,257	—	—	10,257
Other comprehensive loss	—	—	—	(2,919)	—	(2,919)
Cash dividends declared ($0.30 per share)	—	—	(4,519)	—	—	(4,519)
Net issuance (20,548 shares) to employee stock plans, including related tax effects	—	(444)	—	—	134	(310)
Recognition of stock based compensation	—	684	—	—	—	684
Balance at June 30, 2024	$32,857	$193,486	$283,729	$(55,487)	$(15,678)	$438,907

Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428
Net income	—	—	10,211	—	—	10,211
Other comprehensive income	—	—	—	2,712	—	2,712
Cash dividends declared ($0.30 per share)	—	—	(4,620)	—	—	(4,620)
Net issuance (37,439 shares) to employee stock plans, including related tax effects	—	(167)	—	—	240	73
Reclassification of shares	(88)	(171)	—	—	259	—
Recognition of stock based compensation	—	507	—	—	—	507
Balance at March 31, 2025	$32,769	$194,776	$303,448	$(48,824)	$(14,858)	$467,311

Net income	—	—	6,092	—	—	6,092
Other comprehensive income	—	—	—	15	—	15
Cash dividends declared ($0.32 per share)	—	—	(5,040)	—	—	(5,040)
Net issuance (4,541 shares) to employee stock plans, including related tax effects	—	323	—	—	(540)	(217)
Recognition of stock based compensation	—	699	—	—	—	699
Balance at June 30, 2025	$32,769	$195,798	$304,500	$(48,809)	$(15,398)	$468,860

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$16,303	$20,352
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	(1,594)	1,708
Provision for credit losses on loans	471	874
Provision for credit losses on securities available for sale	636	—
Net amortization of securities	406	894
Change in unamortized net loan costs and premiums	167	(540)
Premises and equipment depreciation	2,072	2,096
Stock-based compensation expense	1,206	1,171
Amortization of other intangibles	466	466
Income from cash surrender value of bank-owned life insurance policies	(1,216)	(1,144)
Loss (gain) on available-for-sale debt securities	4,942	(50)
Amortization of right-of-use lease assets	(819)	442
Decrease in lease liabilities	858	(440)
Loss (gain) on premises and equipment, net	93	(263)
Net change in other assets and liabilities	(9,403)	(9,954)
Net cash provided by operating activities	14,588	15,612

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale debt securities	41,656	36,656
Purchases of available-for-sale debt securities	(52,559)	(22,845)
Net change in loans	(6,065)	(64,753)
Purchase of Federal Home Loan Bank stock	(8,583)	(9,953)
Proceeds from redemption of Federal Home Loan Bank stock	8,125	7,986
Purchase of premises and equipment, net	(3,533)	(5,489)
Proceeds from sale of premises held for sale	—	1,136
Net cash provided by (used in) investing activities	(20,959)	(57,262)

Cash flows from financing activities:
Net change in deposits	24,300	(691)
Net change in short-term borrowings	6,465	58,310
Repayments of long-term borrowings	(5)	(5)
Net change in subordinated debt	—	80
Net issuance to employee stock plans	144	(326)
Cash dividends paid on common stock	(9,660)	(8,724)
Net cash used in financing activities	21,244	48,644

Net change in cash and cash equivalents	14,873	6,994
Cash and cash equivalents at beginning of year	72,162	94,842
Cash and cash equivalents at end of period	$87,035	$101,836

Supplemental cash flow information:
Interest paid	$37,915	$34,298
Income taxes paid, net	7,054	7,857
Transfer of non-cash assets	1,000	—

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

		Annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025	We are currently evaluating the impact on our consolidated financial statements.

NOTE 2.           SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale debt securities (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
June 30, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1,205	$2	$(16)	$1,191	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	208,574	169	(26,089)	182,654	—
US Government agency	143,667	170	(10,458)	133,379	—
Private label	19,186	25	(919)	18,292	—
Obligations of states and political subdivisions thereof	121,284	1	(22,678)	98,607	—
Corporate bonds	98,861	246	(4,540)	94,567	—
Total available-for-sale debt securities	$592,777	$613	$(64,700)	$528,690	$—

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,344	$—	$(26)	$1,318	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	208,818	22	(31,524)	177,316	—
US Government agency	115,177	53	(11,314)	103,916	—
Private label	40,633	25	(1,094)	39,564	—
Obligations of states and political subdivisions thereof	116,421	5,564	(16,533)	105,452	—
Corporate bonds	100,923	290	(7,761)	93,452	(568)
Total available-for-sale debt securities	$583,316	$5,954	$(68,252)	$521,018	$(568)

Credit Quality Information

We monitor the credit quality of available-for-sale debt securities through credit ratings from various rating agencies and substantial price changes. In an effort to make informed decisions, we utilize credit ratings that express opinions about the credit quality of a security. Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, significant pricing changes, or drops below investment-grade. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security.

Management recorded an allowance for credit losses on two corporate notes where there was a change in future estimated cash flows during the year ended December 31, 2024. A discounted cash flow approach was used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value. During the quarter ended June 30, 2025, management recognized impairment losses of $4.9 million on available-for-sale debt securities and other receivables. The losses were included in net gain (loss) on available-for-sale debt securities in the consolidated statements of income. The Company had determined that it no longer intended to hold the security until recovery of the amortized cost basis.

The table below presents a rollforward by major security type for the quarter and year ended June 30, 2025 of the allowance for credit losses on available-for-sale debt securities held at period end:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025		2025
(in thousands)	Corporate Bonds	Total	Corporate Bonds	Total
Beginning Balance	$1,204	$1,204	$568	$568
Provision for credit losses on available-for-sale debt securities	—	—	636	636
Charge-offs	(1,204)	(1,204)	(1,204)	(1,204)
Ending Balance	$—	$—	$—	$—

As of June 30, 2024, we carried no allowance on available-for-sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

We have one nonaccrual corporate bond of $8.0 million written down by $5.6 million as of June 30, 2025, of which $4.4 million is included in losses on available-for-sale debt securities. The bond previously carried a $1.2 million allowance, which was charged-off through the allowance for credit losses on securities during the period ended June 30, 2025. At December 31, 2024 we had $9.0 million of corporate bonds that we allocated $568 thousand in related allowance for credit losses. In the first quarter of 2025, a $1.0 million nonaccrual security matured and was transferred to a financing receivable non-cash asset.

The amortized cost and estimated fair value of available-for-sale debt securities segregated by contractual maturity at June 30, 2025 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$6,011	$5,947
Over 1 year to 5 years	54,721	53,036
Over 5 years to 10 years	45,353	42,337
Over 10 years	115,265	93,045
Total bonds and obligations	221,350	194,365
Mortgage-backed securities and collateralized mortgage obligations	371,427	334,325
Total available-for-sale debt securities	$592,777	$528,690

The proceeds from sales, calls and maturities of available-for-sale debt securities, gross realized gains and losses for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales	$—	$—	$—	$—
Proceeds from calls/paydowns	13,321	25,917	41,656	33,656
Proceeds from maturities	—	3,000	—	3,000
Gross realized gains	—	50	—	50
Gross impairment losses	4,393	—	4,393	—

Accrued interest receivable on available-for-sale debt securities totaled $3.2 million at June 30, 2025 and $3.3 million at December 31, 2024, which is reported in other assets on the consolidated balance sheets.

The following tables summarize available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$—	$16	$491	$16	$491
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	14	5,205	26,075	160,315	26,089	165,520
US Government agency	1,323	49,018	9,135	62,479	10,458	111,497
Private label	—	—	919	10,001	919	10,001
Obligations of states and political subdivisions thereof	84	3,402	22,594	92,150	22,678	95,552
Corporate bonds	98	11,893	4,442	63,063	4,540	74,956
Total available-for-sale debt securities	$1,519	$69,518	$63,181	$388,499	$64,700	$458,017

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$2	$707	$24	$611	$26	$1,318
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	109	8,003	31,415	165,116	31,524	173,119
US Government agency	817	35,174	10,497	60,789	11,314	95,963
Private label	1	948	1,093	19,839	1,094	20,787
Obligations of states and political subdivisions thereof	115	4,962	16,418	99,109	16,533	104,071
Corporate bonds	26	2,438	4,495	75,002	4,521	77,440
Total available-for-sale debt securities	$1,070	$52,232	$63,942	$420,466	$65,012	$472,698

The following summarizes, by investment security type, the impact of performing securities in an unrealized loss position at June 30, 2025:

Obligations of US Government-sponsored enterprises

6 out of the total 7 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 3.04% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

411 out of the total 482 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 13.62% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

135 out of the total 168 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 8.58% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

14 of the total 20 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.42% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

58 of the total 66 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 19.18% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

25 out of the total 35 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 5.49% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the months ended June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$17,200	$15,234	$18,483	$15,821
Securities pledged for repurchase agreements	15,926	13,646	16,764	14,020
Securities pledged for borrowings (1)	35,697	28,223	35,819	30,634
Total securities pledged	$68,823	$57,103	$71,066	$60,475

(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston (the “Reserve Bank”).

NOTE 3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	June 30,	December 31,
(in thousands)	2025	2024
Commercial construction	$153,978	$131,617
Commercial real estate owner occupied	313,709	302,074
Commercial real estate non-owner occupied	1,361,262	1,358,903
Tax exempt and other	35,409	44,275
Commercial and industrial	316,211	319,766
Residential real estate	862,182	888,251
Home equity	101,818	94,141
Consumer other	8,095	8,069
Total loans	3,152,664	3,147,096
Allowance for credit losses	28,885	28,744
Net loans	$3,123,779	$3,118,352

Total unamortized net costs and premiums included in loan totals were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Net unamortized loan origination costs	$2,149	$1,982
Net unamortized fair value discount on acquired loans	(2,263)	(2,442)
Total	$(114)	$(460)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $12.2 million and $10.5 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended June 30, 2025
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,065	$—	$—	$(33)	$2,032
Commercial real estate owner occupied	2,830	—	—	(7)	2,823
Commercial real estate non-owner occupied	10,923	—	—	57	10,980
Tax exempt	112	—	—	(2)	110
Commercial and industrial	5,414	(205)	1	454	5,664
Residential real estate	6,447	—	6	(47)	6,406
Home equity	744	—	2	40	786
Consumer other	79	(61)	—	66	84
Total	$28,614	$(266)	$9	$528	$28,885

	At or for the Six Months Ended June 30, 2025
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$2,096	$—	$—	$(64)	$2,032
Commercial real estate owner occupied	2,794	—	—	29	2,823
Commercial real estate non-owner occupied	11,104	—	—	(124)	10,980
Tax exempt and other	128	—	—	(18)	110
Commercial and industrial	5,064	(244)	3	841	5,664
Residential real estate	6,732	—	10	(336)	6,406
Home equity	741	—	7	38	786
Consumer other	85	(106)	—	105	84
Total	$28,744	$(350)	$20	$471	$28,885

	At or for the Three Months Ended June 30, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$3,697	$—	$—	$520	$4,217
Commercial real estate owner occupied	3,081	—	—	(461)	2,620
Commercial real estate non-owner occupied	9,155	—	—	419	9,574
Tax exempt	113	—	—	(3)	110
Commercial and industrial	3,834	(18)	16	150	3,982
Residential real estate	7,651	—	3	(138)	7,516
Home equity	752	—	1	10	763
Consumer other	72	(88)	1	88	73
Total	$28,355	$(106)	$21	$585	$28,855

	At or for the Six Months Ended June 30, 2024
	Balance at
	Beginning of				Balance at
(in thousands)	Period	Charge Offs	Recoveries	Provision	End of Period
Commercial construction	$4,261	$—	$—	$(44)	$4,217
Commercial real estate owner occupied	2,863	(3)	—	(240)	2,620
Commercial real estate non-owner occupied	9,443	—	—	131	9,574
Tax exempt and other	119	—	—	(9)	110
Commercial and industrial	3,259	(83)	17	789	3,982
Residential real estate	7,352	—	8	156	7,516
Home equity	767	—	4	(8)	763
Consumer other	78	(133)	29	99	73
Total	$28,142	$(219)	$58	$874	$28,855

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheets), with adjustments to the reserve recognized in other non-interest expense in the consolidated statements of income. The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning Balance	$2,975	$3,639	$3,049	$3,825
Provision for credit losses	—	—	(74)	(186)
Ending Balance	$2,975	$3,639	$2,975	$3,639

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of June 30, 2025:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Commercial construction
Risk rating:
Pass	$12,382	$59,374	$29,996	$39,203	$621	$12,402	$153,978
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$12,382	$59,374	$29,996	$39,203	$621	$12,402	$153,978
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$19,621	$33,425	$44,684	$69,860	$31,193	$110,463	$309,246
Special mention	—	—	111	—	700	2,136	2,947
Substandard	—	—	—	—	—	1,458	1,458
Doubtful	—	—	—	—	—	58	58
Total	$19,621	$33,425	$44,795	$69,860	$31,893	$114,115	$313,709
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$73,662	$127,358	$64,980	$328,281	$188,679	$431,481	$1,214,441
Special mention	—	25,351	698	32,284	33,722	19,033	111,088
Substandard	—	—	7,653	—	—	28,080	35,733
Doubtful	—	—	—	—	—	—	—
Total	$73,662	$152,709	$73,331	$360,565	$222,401	$478,594	$1,361,262
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$1,055	$2,896	$2,656	$6,243	$507	$22,052	$35,409
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$1,055	$2,896	$2,656	$6,243	$507	$22,052	$35,409
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$40,087	$66,365	$48,157	$49,570	$10,758	$94,359	$309,296
Special mention	124	114	1,714	1,102	672	621	4,347
Substandard	80	707	67	369	236	720	2,179
Doubtful	—	—	—	—	—	389	389
Total	$40,291	$67,186	$49,938	$51,041	$11,666	$96,089	$316,211
Current period gross write-offs	—	—	—	—	19	225	244

Residential real estate
Performing	$15,284	$41,680	$59,981	$162,985	$149,283	$426,279	$855,492
Nonperforming	—	—	1,145	1,208	1,039	3,298	6,690
Total	$15,284	$41,680	$61,126	$164,193	$150,322	$429,577	$862,182
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$8,654	$19,714	$15,539	$13,419	$6,303	$37,252	$100,881
Nonperforming	—	—	69	144	51	673	937
Total	$8,654	$19,714	$15,608	$13,563	$6,354	$37,925	$101,818
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$2,804	$2,579	$1,222	$559	$155	$765	$8,084
Nonperforming	—	—	7	—	2	2	11
Total	$2,804	$2,579	$1,229	$559	$157	$767	$8,095
Current period gross write-offs	—	—	16	11	3	76	106

Total Loans	$173,753	$379,563	$278,679	$705,227	$423,921	$1,191,521	$3,152,664

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2024:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$42,705	$46,869	$60,102	$29,808	$20,761	$96,123	$296,368
Special mention	—	128	—	—	—	2,070	2,198
Substandard	—	—	—	—	—	3,442	3,442
Doubtful	—	—	—	—	—	66	66
Total	$42,705	$46,997	$60,102	$29,808	$20,761	$101,701	$302,074
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$142,348	$47,986	$405,235	$234,520	$156,873	$295,646	$1,282,608
Special mention	—	—	—	20,446	3,913	26,969	51,328
Substandard	—	7,702	—	—	—	17,265	24,967
Doubtful	—	—	—	—	—	—	—
Total	$142,348	$55,688	$405,235	$254,966	$160,786	$339,880	$1,358,903
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$79,211	$62,047	$47,739	$12,154	$32,239	$65,002	$298,392
Special mention	9	14,878	1,266	834	60	632	17,679
Substandard	128	72	408	221	—	2,866	3,695
Doubtful	—	—	—	—	—	—	—
Total	$79,348	$76,997	$49,413	$13,209	$32,299	$68,500	$319,766
Current period gross write-offs	—	48	28	62	18	31	187

Residential real estate
Performing	$35,872	$67,708	$174,677	$154,229	$89,752	$362,421	$884,659
Nonperforming	—	194	458	—	—	2,940	3,592
Total	$35,872	$67,902	$175,135	$154,229	$89,752	$365,361	$888,251
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$19,175	$15,762	$12,515	$6,648	$5,536	$33,238	$92,874
Nonperforming	—	—	198	53	—	1,016	1,267
Total	$19,175	$15,762	$12,713	$6,701	$5,536	$34,254	$94,141
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$4,432	$1,644	$870	$276	$108	$715	$8,045
Nonperforming	—	8	—	1	—	15	24
Total	$4,432	$1,652	$870	$277	$108	$730	$8,069
Current period gross write-offs	—	59	12	—	2	204	277

Total Loans	$369,226	$294,918	$765,576	$460,563	$313,824	$942,989	$3,147,096

Past Dues

The following is a summary of past due loans for the periods ended:

	June 30, 2025
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$153,978	$153,978
Commercial real estate owner occupied	731	152	6	889	312,820	313,709
Commercial real estate non-owner occupied	—	51	82	133	1,361,129	1,361,262
Tax exempt and other	—	—	—	—	35,409	35,409
Commercial and industrial	45	128	675	848	315,363	316,211
Residential real estate	773	1,627	3,191	5,591	856,591	862,182
Home equity	239	170	392	801	101,017	101,818
Consumer other	40	14	4	58	8,037	8,095
Total	$1,828	$2,142	$4,350	$8,320	$3,144,344	$3,152,664

	December 31, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$131,617	$131,617
Commercial real estate owner occupied	—	—	6	6	302,068	302,074
Commercial real estate non-owner occupied	184	—	93	277	1,358,626	1,358,903
Tax exempt and other	—	—	—	—	44,275	44,275
Commercial and industrial	428	227	578	1,233	318,533	319,766
Residential real estate	14,076	2,426	663	17,165	871,086	888,251
Home equity	963	441	193	1,597	92,544	94,141
Consumer other	35	20	1	56	8,013	8,069
Total	$15,686	$3,114	$1,534	$20,334	$3,126,762	$3,147,096

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	June 30, 2025
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	669	610	—
Commercial real estate non-owner occupied	82	—	—
Tax exempt and other	—	—	—
Commercial and industrial	1,345	530	—
Residential real estate	6,690	1,067	429
Home equity	937	1	—
Consumer other	11	1	—
Total	$9,734	$2,209	$429

	December 31, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	736	671	—
Commercial real estate non-owner occupied	277	184	—
Tax exempt and other	—	—	—
Commercial and industrial	1,099	295	—
Residential real estate	3,591	898	—
Home equity	1,267	1	2
Consumer other	24	1	—
Total	$6,994	$2,050	$2

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and six months ended June 30, 2025 and 2024.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	June 30, 2025		December 31, 2024
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	630	—	736	—
Commercial real estate non-owner occupied	—	—	277	—
Tax exempt and other	—	—	—	—
Commercial and industrial	—	569	1,099	—
Residential real estate	1,355	—	3,591	—
Home equity	—	—	1,267	—
Consumer other	—	—	24	—
Total	$1,985	$569	$6,994	$—

Loan Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, we are no longer required to establish a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective category and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the ACL.

These modifications typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended June 30, 2025
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	38	—	—	0.01
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$38	$—	$—	0.00%

Six Months Ended June 30, 2025
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	321	—	—	0.10
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$321	$—	$—	0.01%

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended June 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	—%

Six Months Ended June 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	32	—	—	0.00
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$32	$—	$—	0%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	2	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

Six Months Ended June 30, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	47	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

Six Months Ended June 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	—	—
Residential real estate	—	64	—
Home equity	—	—	—
Consumer other	—	—	—

Foreclosure

There were $198 thousand of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of June 30, 2025. Residential mortgage loans collateralized by real estate that were in the process of foreclosure as of December 31, 2024 totaled $83 thousand.

Mortgage Banking

Loans held for sale at June 30, 2025 had an unpaid principal balance of $2.7 million and $1.2 million as of December 31, 2024.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $7.5 million at June 30, 2025, and $4.8 million at December 31, 2024. Refer to Note 8 for further discussion of forward sale commitments.

For the three months ended June 30, 2025 and 2024, we sold $11.6 million and $8.8 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $275 thousand and $216 thousand, respectively.

For the six months ended June 30, 2025 and 2024, we sold $21.4 million and $17.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $449 thousand and $184 thousand, respectively.

We sell residential loans on the secondary market while primarily retaining the servicing of these loans. Servicing retained loans helps to maintain customer relationships and earn fees over the servicing period. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to level of prepayments that result from shifts in interest rates.  We obtain third-party valuations of our servicing assets portfolio quarterly, and the assumptions are reflected in Fair Value disclosures.

NOTE 4.               BORROWED FUNDS

Borrowed funds at June 30, 2025 and December 31, 2024 are summarized, as follows:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$251,200	4.35%	$242,650	4.49%
Other borrowings	4,977	0.18	7,062	0.19
Total short-term borrowings	256,177	4.27	249,712	4.35
Long-term borrowings
Advances from the FHLB	264	2.74	269	4.50
Subordinated borrowings	40,620	7.50	40,620	6.60
Total long-term borrowings	40,884	7.47	40,889	6.59
Total	$297,061	4.71%	$290,601	4.75%

Short-term debt includes FHLB advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2025 and December 31, 2024. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Reserve Bank. At June 30, 2025, our available secured line of credit at the Reserve Bank was $102.9 million versus $105.6 million at December 31, 2024. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of June 30, 2025 and December 31, 2024. There was no outstanding balance on the line of credit as of June 30, 2025 and December 31, 2024.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at June 30, 2025 include no callable advances and amortizing advances of $264 thousand. There were no callable advances outstanding and $269 thousand of amortizing advances at December 31, 2024. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of June 30, 2025 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2025	$201,200	4.44%
2026	50,000	4.03
Thereafter	264	2.74
Total FHLB advances	$251,464	4.36%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Board of Governors of the Federal Reserve System (“Federal Reserve”). During the fourth quarter of 2024 we paid down $20.0 million of the outstanding subordinated notes. As of June 30, 2025 we had an outstanding subordinated note balance of $20.0 million.

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

(in thousands)	June 30, 2025	December 31, 2024
Customer Repurchase Agreements
US Government-sponsored enterprises	$4,977	$7,062
Total	$4,977	$7,062

NOTE 5.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2025	December 31, 2024
Time less than $100,000	$467,007	$439,648
Time $100,000 through $250,000	220,004	203,962
Time $250,000 or more	207,761	186,664
Total	$894,772	$830,274

At June 30, 2025 and December 31, 2024, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2025	December 31, 2024
Within 1 year	$874,250	$806,974
Over 1 year to 2 years	14,500	16,422
Over 2 years to 3 years	3,293	4,028
Over 3 years to 4 years	1,451	1,805
Over 4 years to 5 years	1,265	931
Over 5 years	13	114
Total	$894,772	$830,274

Included in time deposits are brokered deposits of $270.8 million and $256.0 million at June 30, 2025 and December 31, 2024, respectively.  Also included in time deposits are reciprocal deposits of $64.1 million and $62.5 million at June 30, 2025 and December 31, 2024, respectively.

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

At June 30, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The actual and required capital ratios are, as follows:

	June 30, 2025
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$463,198	13.76%	$269,309	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	394,719	11.73	151,486	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	415,339	12.34	201,980	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	415,339	10.37	160,279	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$460,827	13.72%	$268,633	8.00%		$335,792	10.00%
Common equity Tier 1 capital to risk-weighted assets	428,968	12.77	151,107	4.50		218,265	6.50
Tier 1 capital to risk-weighted assets	428,968	12.77	201,475	6.00		268,634	8.00
Tier 1 capital to average assets (leverage ratio)	428,968	10.72	160,105	4.00		200,131	5.00

	December 31, 2024
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$454,960	13.47%	$270,206	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	386,548	11.45	151,918	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	407,168	12.06	202,571	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	407,168	10.30	158,123	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$452,823	13.44%	$269,538	8.00%		$336,922	10.00%
Common equity Tier 1 capital to risk-weighted assets	421,031	12.50	151,571	4.50		218,936	6.50
Tier 1 capital to risk-weighted assets	421,031	12.50	202,095	6.00		269,460	8.00
Tier 1 capital to average assets (leverage ratio)	421,031	10.66	157,985	4.00		197,482	5.00

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) is, as follows:

(in thousands)	June 30, 2025	December 31, 2024
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities, net of reclassifications	$(56,105)	$(62,298)
Net unrealized loss on hedging derivatives	(6,427)	(3,368)
Net unrealized loss on post-retirement plans	(1,565)	(1,565)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities, net of reclassifications	13,403	14,557
Net unrealized loss on hedging derivatives	1,533	786
Net unrealized loss on post-retirement plans	352	352
Accumulated other comprehensive loss	$(48,809)	$(51,536)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2025
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$(868)	$213	$(655)
Less: reclassification adjustment for gains (losses) realized in net income	(1,996)	484	(1,512)
Net unrealized gain (loss) on AFS securities	1,128	(271)	857

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,105)	263	(842)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(1,105)	263	(842)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive gain (loss)	$23	$(8)	$15

Three Months Ended June 30, 2024
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$(3,457)	$815	$(2,642)
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized gain (loss) on AFS securities	(3,507)	827	(2,680)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(312)	73	(239)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(312)	73	(239)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive gain (loss)	$(3,819)	$900	$(2,919)

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2025
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$2,993	$(378)	$2,615
Less: reclassification adjustment for gains (losses) realized in net income	(3,200)	776	(2,424)
Net unrealized gain (loss) on AFS securities	6,193	(1,154)	5,039

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(3,059)	747	(2,312)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(3,059)	747	(2,312)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive gain (loss)	$3,134	$(407)	$2,727

Six Months Ended June 30, 2024
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$(6,054)	$1,428	$(4,626)
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized gain (loss) on AFS securities	(6,104)	1,440	(4,664)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,249)	294	(955)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(1,249)	294	(955)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	22	(28)	(6)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	22	(28)	(6)
Other comprehensive gain (loss)	$(7,331)	$1,706	$(5,625)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and six months ended June 30, 2025 and 2024:

	Net unrealized	Net unrealized	Net unrealized
	gain (loss)	gain (loss)	loss
	on AFS	on hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended June 30, 2025
Balance at beginning of period	$(43,559)	$(4,052)	$(1,213)	$(48,824)
Other comprehensive gain (loss) before reclassifications	(655)	(842)	—	(1,497)
Less: amounts reclassified from accumulated other comprehensive income	(1,512)	—	—	(1,512)
Total other comprehensive gain (loss)	857	(842)	—	15
Balance at end of period	$(42,702)	$(4,894)	$(1,213)	$(48,809)

Three Months Ended June 30, 2024
Balance at beginning of period	$(49,633)	$(1,726)	$(1,209)	$(52,568)
Other comprehensive gain (loss) before reclassifications	(2,642)	(239)	—	(2,881)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive gain (loss)	(2,680)	(239)	—	(2,919)
Balance at end of period	$(52,313)	$(1,965)	$(1,209)	$(55,487)

Six Months Ended June 30, 2025
Balance at beginning of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)
Other comprehensive gain (loss) before reclassifications	2,615	(2,312)	—	303
Less: amounts reclassified from accumulated other comprehensive income	(2,424)	—	—	(2,424)
Total other comprehensive gain (loss)	5,039	(2,312)	—	2,727
Balance at end of period	$(42,702)	$(4,894)	$(1,213)	$(48,809)

Six Months Ended June 30, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive gain (loss) before reclassifications	(4,626)	(955)	(6)	(5,587)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive gain (loss)	(4,664)	(955)	(6)	(5,625)
Balance at end of period	$(52,313)	$(1,965)	$(1,209)	$(55,487)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2025	2024	2025	2024	Net Income is Presented
Net realized (losses) gains on AFS securities:
Before tax	$(1,996)	$50	$(3,200)	$50	Non-interest income
Tax effect	484	(12)	776	(12)	Tax expense
Total reclassifications for the period	$(1,512)	$38	$(2,424)	$38

NOTE 7.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2025	2024	2025	2024
Net income	$6,092	$10,257	$16,303	$20,352

Average number of basic common shares outstanding	15,320,665	15,227,457	15,312,202	15,212,897
Plus: dilutive effect of stock options and awards outstanding	51,536	47,964	69,864	59,782
Average number of diluted common shares outstanding(1)	15,372,201	15,275,421	15,382,066	15,272,679

Earnings per share:
Basic	$0.40	$0.67	$1.06	$1.34
Diluted	0.40	0.67	1.06	1.33
(1)	Average diluted shares outstanding are computed using the treasury stock method.

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

Information about derivative assets and liabilities at June 30, 2025 and December 31, 2024, follows:

	June 30, 2025
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	50,000	0.7	(1,188)	Other liabilities
Total cash flow hedges	50,000		(1,188)

Fair value hedges:
Interest rate swap on securities	37,190	4.1	2,744	Other assets
Total fair value hedges	37,190		2,744

Economic hedges:
Forward sale commitments	7,450	—	(54)	Other liabilities
Customer Loan Swaps-MNA Counterparty	255,282	3.8	(7,678)	Other liabilities
Customer Loan Swaps-RPA Counterparty	170,194	5.3	(1,965)	Other liabilities
Customer Loan Swaps-Customer	425,476	4.4	9,643	Other assets
Total economic hedges	858,402		(54)

Non-hedging derivatives:
Interest rate lock commitments	5,193	0.1	238	Other assets
Total non-hedging derivatives	5,193		238

Total	$950,785		$1,740

	December 31, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$25,000	0.3	$261	Other assets
Interest rate swap on variable rate loans	50,000	1.2	(2,036)	Other liabilities
Total cash flow hedges	75,000		(1,775)

Fair value hedges:
Interest rate swap on securities	37,190	4.6	3,969	Other assets
Total fair value hedges	37,190		3,969

Economic hedges:
Forward sale commitments	4,786	—	13	Other assets
Customer Loan Swaps-MNA Counterparty	240,031	4.3	(14,243)	Other liabilities
Customer Loan Swaps-RPA Counterparty	162,302	5.2	(286)	Other liabilities
Customer Loan Swaps-Customer	402,333	4.7	14,529	Other assets
Total economic hedges	809,452		13

Non-hedging derivatives:
Interest rate lock commitments	3,760	0.1	85	Other assets
Total non-hedging derivatives	3,760		85

Total	$925,402		$2,292

As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
June 30, 2025
Interest rate swap on securities	Securities available for sale	$29,208	$(7,982)

December 31, 2024
Interest rate swap on securities	Securities available for sale	$31,627	$(5,563)

Information about derivative assets and liabilities for three and six months ended June 30, 2025 and 2024, follows:

	Three Months Ended June 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(12)	Interest expense	$—	Interest expense	$17
Interest rate swap on variable rate loans	285	Interest income	—	Interest income	(459)
Total cash flow hedges	273		—		(442)

Fair value hedges:
Interest rate swap on securities	(1,115)	Interest income	—	Interest income	278
Total fair value hedges	(1,115)		—		278

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(46)
Total economic hedges	—		—		(46)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	124
Total non-hedging derivatives	—		—		124

Total	$(842)		$—		$(86)

	Three Months Ended June 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(528)	Interest expense	$—	Interest expense	$828
Interest rate swap on variable rate loans	262	Interest income	—	Interest income	(585)
Total cash flow hedges	(266)		—		243

Fair value hedges:
Interest rate swap on securities	28	Interest income	—	Interest income	371
Total economic hedges	28		—		371

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	31
Total economic hedges	—		—		31

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	90
Total non-hedging derivatives	—		—		90

Total	$(238)		$—		$735

	Six Months Ended June 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(200)	Interest expense	$—	Interest expense	$269
Interest rate swap on variable rate loans	656	Interest income	—	Interest income	(914)
Total cash flow hedges	456		—		(645)

Fair value hedges:
Interest rate swap on securities	(2,768)	Interest income	—	Interest income	552
Total fair value hedges	(2,768)		—		552

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(67)
Total economic hedges	—		—		(67)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	153
Total non-hedging derivatives	—		—		153

Total	$(2,312)		$—		$(7)

	Six Months Ended June 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(866)	Interest expense	$—	Interest expense	$1,655
Interest rate swap on variable rate loans	151	Interest income	—	Interest income	(1,170)
Total cash flow hedges	(715)		—		485

Fair value hedges:
Interest rate swap on securities	(240)	Interest income	—	Interest income	741
Total economic hedges	(240)		—		741

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	35
Total economic hedges	—		—		35

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	83
Total non-hedging derivatives	—		—		83

Total	$(955)		$—		$1,344

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$42,726	$5,474	$15,511	$3,282	$4,646

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	17	—
Interest rate swap on variable rate loans	(459)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	278	—	—	—

	Three Months Ended June 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$40,634	$6,204	$14,780	$4,299	$9,633

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	828	—
Interest rate swap on variable rate loans	(585)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	371	—	—	—

	Six Months Ended June 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$84,530	$10,757	$31,023	$6,301	$13,564

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	269	—
Interest rate swap on variable rate loans	(914)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	552	—	—	—

	Six Months Ended June 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$80,104	$12,557	$29,312	$7,535	$18,219

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	1,655	—
Interest rate swap on variable rate loans	(1,169)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	741	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for three and six months ended June 30, 2025 and 2024 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	in Non-interest Income	2025	2024	2025	2024
Economic hedges:
Forward commitments	Mortgage banking income	$(46)	$31	$(67)	$35

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	124	90	153	83

Cash flow hedges

Interest rate swaps on wholesale funding

As of June 30, 2025, we have no remaining interest rate swaps on wholesale borrowings. The agreement we entered into in April 2020 matured effective April 2025.

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

The below tables describe the potential effect of master netting arrangements on the consolidated balance sheets and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of June 30, 2025
Customer Loan Derivatives:
MNA counterparty	$(7,678)	$7,678	$—	$—
RPA counterparty	(1,965)	1,965	—	—
Total	$(9,643)	$9,643	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2024
Customer Loan Derivatives:
MNA counterparty	$(14,243)	$14,243	$—	$—
RPA counterparty	(286)	286	—	—
Total	$(14,529)	$14,529	$—	$—

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

NOTE 9.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,191	$—	$1,191
Mortgage-backed securities:
US Government-sponsored enterprises	—	182,654	—	182,654
US Government agency	—	133,379	—	133,379
Private label	—	18,292	—	18,292
Obligations of states and political subdivisions thereof	—	98,607	—	98,607
Corporate bonds	—	92,164	2,403	94,567
Loans held for sale	—	2,829	—	2,829
Derivative assets	—	12,387	238	12,625
Derivative liabilities	—	(10,831)	(54)	(10,885)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,318	$—	$1,318
Mortgage-backed securities:
US Government-sponsored enterprises	—	177,316	—	177,316
US Government agency	—	103,916	—	103,916
Private label	—	39,564	—	39,564
Obligations of states and political subdivisions thereof	—	105,452	—	105,452
Corporate bonds	—	93,452	—	93,452
Loans held for sale	—	1,235	—	1,235
Derivative assets	—	18,759	98	18,857
Derivative liabilities	—	(16,565)	—	(16,565)

Securities Available for Sale: All securities and major categories of securities classified as available for sale are reported at fair value utilizing Level 2 inputs, unless otherwise disclosed. For these securities, we obtain fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data that may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the US Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, and the securities’ terms and conditions, among other things. For securities where fair value is calculated using a discounted cash flow model or other market indicators are reported at fair value utilizing Level 3 inputs.

Corporate Bonds

At June 30, 2025, the Company held one corporate bond investment classified as available-for-sale for which the fair value was determined using unobservable inputs, resulting in a Level 3 classification under the fair value hierarchy. During the quarter ended June 30, 2025, management identified a change in the estimated future cash flows associated with this security. As a result, the Company recognized an impairment loss of $4.4 million and charged off an allowance for credit losses of $1.2 million. These losses were recorded in net gain (loss) on available-for-sale debt securities in the consolidated statements of income.

The fair value of the corporate bond was determined using a present value discounted cash flow approach. This method incorporated management’s current expectations about the timing and amount of future cash flows, which were adjusted for expected prepayments and credit-related losses. The revised cash flows were then discounted using the bond’s original effective interest rate. Unobservable inputs used in the fair value measurement included the discount rate, expected cash flows, and loss severity. The discount rate reflects the original effective yield at the time of purchase, adjusted for changes in market conditions and issuer-specific risk. Expected cash flows were developed based on management’s assessment of the issuer’s current financial condition, forward-looking performance expectations, and relevant macroeconomic indicators. Loss severity was estimated based on the Company’s expectations regarding the potential shortfall in principal and interest in the event of default, taking into account the nature of the issuer’s collateral, if any.

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of June 30, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024:

	Assets (Liabilities)
	Interest Rate Lock	Forward	Corporate
(in thousands)	Commitments	Commitments	Bond
Three Months Ended June 30, 2025
Balance at beginning of period	$114	$(8)	$—
Transfer into level 3 at the end of the period	—	—	2,403
Realized gain (loss) recognized in non-interest income	124	(46)	—
Balance at end of period	$238	$(54)	$2,403

Three Months Ended June 30, 2024
Balance at beginning of period	$56	$(16)	$—
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	90	31	—
Balance at end of period	$146	$15	$—

Six Months Ended June 30, 2025
Balance at beginning of period	$85	$13	$—
Transfer into level 3 at the end of the period	—	—	2,403
Realized gain (loss) recognized in non-interest income	153	(67)	—
Balance at end of period	$238	$(54)	$2,403

Six Months Ended June 30, 2024
Balance at beginning of period	$63	$(20)	$—
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	83	35	—
Balance at end of period	$146	$15	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	June 30,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2025	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$238	Pull-through Rate Analysis	Closing Ratio	94%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(54)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$101.2 to $103.6

Corporate bond	2,403	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $2,403
			Loss Severity	57.5%
Total	$2,587

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$85	Pull-through Rate Analysis	Closing Ratio	93%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	13	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99 to $102.9
Total	$98

At the end of the second quarter 2025 the Company transferred a corporate bond with a fair value of $2.4 million into level 3 due to a change in the fair value technique to using a present value discounted cash flow approach. This method incorporated management’s current expectations about the timing and amount of future cash flows, which were adjusted for expected prepayments and credit-related losses. The revised cash flows were then discounted using the bond’s original effective interest rate. Unobservable inputs used in the fair value measurement included the discount rate, expected cash flows, and loss severity.

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

					Fair Value
			Three Months Ended	Six Months Ended	Measurement Date as of
	Jun 30, 2025	Dec 31, 2024	June 30, 2025	June 30, 2025	June 30, 2025
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$3,583	$3,224	$147	$359	June 2025
Capitalized servicing rights	6,729	7,285	(158)	(556)	June 2025
Premises held for sale	405	419	12	(14)	June 2025
Total	$10,717	$10,928	$1	$(211)

There are no liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets follows:

(in thousands, except ratios)	Fair Value June 30, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,554	Fair value of collateral-appraised value	Loss severity	10% to 65%
			Appraised value	$75 to $1,260

Individually evaluated loans	1,029	Discount cash flow	Discount rate	4.00% to 9.25%
			Cash flows	$295 to $493

Capitalized servicing rights	6,729	Discounted cash flow	Constant prepayment rate	7.19%
			Discount rate	10.06%

Premises held for sale	405	Fair value of asset less selling costs	Appraised value	$425
			Selling Costs	5%
Total	$10,717
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,733	Fair value of collateral-appraised value	Loss severity	10% to 65%
			Appraised value	$257 to $1,260

Individually evaluated loans	491	Discount cash flow	Discount rate	4.00% to 4.99%
			Cash flows	$497 to $501

Capitalized servicing rights	7,285	Discounted cash flow	Constant prepayment rate	6.52%
			Discount rate	10.06%

Premises held for sale	419	Fair value of asset less selling costs	Appraised value	$440
			Selling Costs	5%
Total	$10,928
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2025 and December 31, 2024.

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

Other real estate owned (“OREO”)

OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of June 30, 2025 and December 31, 2024.

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

	June 30, 2025
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$87,035	$87,035	$87,035	$—	$—
Securities available for sale	528,690	528,690	—	526,287	2,403
FHLB stock	12,695	n/a	n/a	n/a	n/a
Loans held for sale	2,829	2,829	—	2,829	—
Net loans	3,123,779	3,023,904	—	—	3,023,904
Accrued interest receivable	15,737	15,737	23	3,540	12,174
Derivative assets	12,625	12,625	—	12,387	238

Financial Liabilities
Non-maturity deposits	$2,397,216	$2,259,932	$—	$2,259,932	$—
Time deposits	894,772	891,659	—	891,659	—
Securities sold under agreements to repurchase	4,977	4,977	—	4,977	—
FHLB advances	251,464	251,267	—	251,267	—
Subordinated borrowings	40,620	45,542	—	45,542	—
Accrued interest payable	6,421	6,421	—	6,421	—
Derivative liabilities	10,855	10,885	—	10,831	54

	December 31, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,162	$72,162	$72,162	$—	$—
Securities available for sale	521,018	521,018	—	521,018	—
FHLB stock	12,237	12,237	—	12,237	—
Loans held for sale	1,235	1,235	—	1,235	—
Net loans	3,147,096	2,999,290	—	—	2,999,290
Accrued interest receivable	3,974	3,974	—	3,974	—
Cash surrender value of bank-owned life insurance policies	81,858	81,858	—	81,858	—
Derivative assets	18,857	18,857	—	18,759	98

Financial Liabilities
Non-maturity deposits	$2,437,414	$2,282,389	$—	$2,282,389	$—
Time deposits	830,274	828,068	—	828,068	—
Securities sold under agreements to repurchase	7,062	7,062	—	7,062	—
FHLB advances	242,919	242,779	—	242,779	—
Subordinated borrowings	40,620	46,070	—	46,070	—
Derivative liabilities	16,565	16,565	—	16,565	—

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Non-interest income within the scope of ASC 606:
Trust management fees	$3,865	$3,745	$7,324	$6,987
Financial services fees	398	448	855	876
Interchange fees	1,850	1,895	3,771	3,865
Customer deposit fees	1,470	1,587	2,847	3,089
Other customer service fees	269	255	496	493
Total non-interest income within the scope of ASC 606	7,852	7,930	15,293	15,310
Total non-interest income not within the scope of ASC 606	(3,206)	1,527	(1,729)	2,533
Total non-interest income	$4,646	$9,457	$13,564	$17,843

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Timing of Revenue Recognition
Products and services transferred at a point in time	$3,813	$3,969	$7,622	$7,895
Products and services transferred over time	4,039	3,961	7,671	7,415
Total	$7,852	$7,930	$15,293	$15,310

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	June 30, 2025	December 31, 2024
Balances from contracts with customers only:
Other Assets	$1,602	$1,479
Other Liabilities	1,013	1,360

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2025 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements", “Part I, Item 1.A. Risk Factors” for the year ended December 31, 2024, and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

●	Liquidity remains strong, with cash and available for sale securities representing approximately 15% of our total assets at June 30, 2025. We maintain the ability to access sources of contingent liquidity at the FHLB and the Reserve Bank. We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with both the Company and the Bank well capitalized under regulatory guidelines at period end as further described in Note 6 – “Capital Ratios and Shareholders’ Equity” to our unaudited consolidated financial statements.

●	Asset quality remains strong, with non-performing assets to total assets of 0.30% as of June 30, 2025 and net charge-offs of $257 thousand, reflecting our continued strong credit performance in the midst of a challenging environment.

On July 31, 2025, we completed our acquisition of Guaranty Bancorp, Inc. (“Guaranty”) and its bank subsidiary, Woodsville Guaranty Savings Bank (“Woodsville”).

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

QUARTERLY PERFORMANCE SUMMARY

Earnings (quarter ended June 30, 2025, compared to the same period of 2024 unless otherwise stated)

●	Second quarter 2025 GAAP net income of $6.1 million or $0.40 per diluted share and core earnings (Non-GAAP) of $10.8 million or $0.70 per diluted share compared to GAAP net income of $10.3 million and $0.67 per diluted share and core earnings (Non-GAAP) of $10.0 million or $0.66 per diluted share for the second quarter 2024.

●	Core return on assets (Non-GAAP) was 1.06% versus 1.02% and return on equity was 5.21% compared to 9.46%. Core return on assets (Non-GAAP) increased due to disciplined loan pricing and managed deposit costs. The decrease in the return on equity ratio is driven by the write-down of an available-for-sale debt security. See “Financial Position” for further discussion.

●	Net interest income was $29.9 million compared to $27.8 million and net interest margin (“NIM”) was 3.23%, versus 3.09%. The increase was primarily driven by yield expansion on loans.

●	Allowance to total loans decreased from 0.94% to 0.92% as net charge-offs on loans continue to be minimal and stable while credit quality continues to remain strong. Total non-accruing loans to total loans was 0.31% compared to the prior second quarter 2024 at 0.20%.

●	Non-interest income decreased $4.8 million to $4.6 million in the second quarter 2025 compared to $9.5 million in the same quarter 2024 primarily driven by the write-down of an available-for-sale security. Excluding the write-down, non-interest income increased $181 thousand or 1.9% in the second quarter of 2025 compared to the same quarter 2024.

●	Non-interest expenses increased $2.7 million to $26.5 million in the second quarter 2025 compared to $23.8 million in the second quarter 2024 driven by Acquisition, conversion expenses of $1.2 million driven by costs associated with the merger agreement entered into in the first quarter of 2025 with Guaranty. Salaries and benefits increased 3% or $414 thousand increase driven by cost of living increases. Occupancy and Equipment costs increased $229 thousand driven by increased computer processing, lease and tax expenses. Gains on sales of premises and equipment decreased $251 thousand in the current quarter driven by the sale of the Avery Lane property in the second quarter of 2024. Professional services increased $276 thousand driven by an increase in technology infrastructure, enhancements fees in the second quarter 2025 compared to the second quarter 2024. Marketing expenses increased $161 thousand driven by increased media and public relations.

●	The efficiency ratio was 62.10% compared to 62.78% reflecting net interest income growth from yield expansion on loans and continued discipline on loan and deposit pricing year over year.

Financial Position (June 30, 2025, compared to March 31, 2025 unless otherwise stated)

●	Total assets remained stable at $4.1 billion at the end of the first and second quarter 2025 primarily due to strategically optimizing wholesale borrowings to fund loan originations in anticipation of the expected onboarding of deposits from Woodsville.

●	Total cash and cash equivalents were $87.0 million at the end of the second quarter 2025, compared to $88.1 million at the end of the first quarter 2025. The change in cash balances was driven by new loan originations and investment purchases offset by loan pay downs and advances.

●	Total loans increased to $3.2 billion with an increase of 4% annualized growth driven by a $30.2 million increase in loans within the commercial and industrial segment, and $5.1 million in commercial real estate. Residential real estate loans decreased $11.3 million offset by a $5.3 million increase in adjustable rate home equity lines of credit within the consumer segment. Loans held for sale grew $1.3 million as we experienced our usual seasonal increase in demand for mortgage products.

●	Available-for-sale debt securities increased to $528.7 million compared to $514.0 million at first quarter 2025 driven by purchases in government sponsored entity securities and higher coupon fixed-rate securities.

●	Total deposits remained stable at $3.3 billion at the second quarter of 2025 and the first quarter 2025 respectively. We witnessed a shift in deposit mix driven by the interest rate environment and wealth management brokerage transfers in the second quarter 2025 as money market deposits decreased $34.6 million offset by an increase of $32 million in time deposits driven by interest rates and an increase of $4.7 million in non-interest bearing demand deposits driven by seasonality.

●	Borrowings increased $56.5 million for the quarter ended June 30, 2025 to fund loan originations and purchase investments.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2025 AND DECEMBER 31, 2024

Cash and cash equivalents

Total cash and cash equivalents were $87.0 million at the end of the second quarter 2025, compared to $72.2 million at the end of the fourth quarter 2024.  Interest-earning deposits held with other banks remained steady at the end of the second quarter 2025 at $36.1, compared to $37.9 million at the end of the fourth quarter and yielded 4.68% and 4.92%, respectively. The change in cash balances was driven by pay downs in loans and investments.

Securities

Securities available for sale was $528.7 million compared to $521.0 million in the fourth quarter 2024 driven primarily by purchases of $52.6 million, partially offset by $42.7  million in pay downs. The average yield of the total securities portfolio for the second quarter 2025 was 3.86% compared to 3.69% for the fourth quarter 2024 primarily due to the change in the profile of the yield curve and a shift from commercial lending obligation investments to agencies and higher coupon fixed-rate securities. Fair value adjustments were $64.1 million at the end of the second quarter 2025 compared to $62.3 million at the end of the fourth quarter 2024. As of the end of the second quarter 2025 and fourth quarter 2024, respectively, our securities portfolio maintained an average life of 8.4 and 9.0 years with an effective duration of 5.5 and 5.0  years. All securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

Management recorded an allowance for credit losses on two corporate notes where there was a change in future estimated cash flows during the year ended December 31, 2024. A discounted cash flow approach was used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. During the quarter ended June 30, 2025, management recognized impairment losses of $4.9 million on available-for-sale debt securities and other receivables. The losses were included in net gain (loss) on available-for-sale debt securities in the consolidated statements of income. The losses were driven by credit deterioration caused by fraudulent activity by the borrower on a security initially investment-grade. The remaining $1.2 million in provision was charged-off in the current quarter as the Company had determined that it no longer intended to hold the security until recovery of the amortized cost basis.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock increased to $12.7 million at the end of the second quarter 2025 compared to $12.2 million at the fourth quarter 2024 driven by $6.5 million increase in advances to fund loan originations and investment purchases.

Loans

Total loans were $3.2 billion driven by timing of originations and payoffs in addition to the interest rate environment. Commercial loans increased 4% annualized driven by growth of  $25.9 million in the commercial real estate portfolio and $12.3 million in the commercial and industrial segment at the second quarter of 2025 and the fourth quarter 2024 respectively.

Allowance for Credit Losses

The allowance for credit losses on loans increased nominally by $141 thousand to $28.9 million at the end of the second quarter 2025 compared to $28.7 million at the end of the fourth quarter 2024. The allowance for credit losses to total loans coverage ratio was 0.92% at the end of second quarter 2025 compared to 0.91% at the end of the fourth quarter 2024.  Strong asset quality metrics and general macroeconomic trends impact the loan portfolio and drive ACL levels. The decrease in residential loans continues to be the main driver as residential loans decreased $30.3 million at the second quarter of 2025 and the fourth quarter 2024 respectively.  The decrease in residential loans is a strategic decision towards a higher-performing commercially focused community bank in addition to the increase in demand within the secondary marketplace for originated loans. Charge-offs and individually analyzed reserves on non-accruing loans are minimal supported by relatively strong collateral values.

Deposits

Total deposits remained flat at $3.3 billion at the second quarter of 2025 and the fourth quarter 2024 respectively. We witnessed a shift in deposit mix driven by the interest rate environment, expected seasonal outflows in non-interest bearing deposits and wealth management brokerage transfers in the second quarter 2025 as money market deposits decreased $35.1 million offset by an increase of $21.7 million in interest-bearing deposits and an increase of $64.5 million in time deposits driven by interest rates.

Borrowings

Senior borrowings increased $6.5 million at the second quarter 2025 compared to the fourth quarter 2024 to fund loan originations and purchase investments.

Equity

The Company's book value per share was $30.60 as of the end of the second quarter 2025 compared to $30.00 at the end of the fourth quarter 2024.  Tangible book value per share (non-GAAP) was $22.58 at the end of the second quarter 2025, compared to $21.93 at the end of the fourth quarter 2024.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

Net Income

Second quarter 2025 GAAP net income of $6.1 million or $0.40 per diluted share and core earnings (Non-GAAP) of $10.8 million or $0.70 per diluted share compared to GAAP net income of $10.3 million or $0.67 per diluted share and core earnings (Non-GAAP) of $10.0 or 0.66 per diluted share in the second quarter of 2024.

At June 30, 2025 GAAP net income of $16.3 million or $1.06 per diluted share and core earnings (Non-GAAP) of $21.2 million or $1.38 per diluted share compared to GAAP net income of $20.4 million or $1.33 per diluted share and core earnings (Non-GAAP) of $20.0 or 1.31 per diluted share in the six months ended June 30, 2024.

Net interest Margin for the second quarter 2025 was 3.23% compared to 3.09% for the second quarter ended 2024. The Net interest Margin for the six months ended June 30, 2025 was 3.20% compared to 3.12% for the six months ended June 30, 2024.

Interest and Dividend Income

Total interest and dividend income increased by 3.9% to $48.7 million in the second quarter 2025 compared to $46.8 million in the prior year primarily driven by the repricing of commercial adjustable-rate loans and a $112.2 million higher loan balances within the commercial portfolio. Yields on earning assets grew to 5.23% compared to 5.18% in the second quarter 2024. The yield on commercial real estate loans grew to 5.76% in the second quarter 2025 from 5.61% in the second quarter 2024.  Total loan yield growth also experienced an increase in the residential real estate yield from 4.13% to 4.14% for the second quarter 2025, and the commercial and industrial yield decline from 6.76% in the second quarter of 2024 to 6.41% in the second quarter 2025.

Total interest and dividend income increased by 3.8% to $96.2 million for the six months ended 2025 compared to $92.7 million in the prior year primarily driven by the same reasons noted for the quarter. Loans and a $112.2 million higher loan balances within the commercial portfolio. Yields on earning assets grew to 5.19% for the six months ended 2025 compared to 5.16% for the six months ended 2024. The yield on commercial real estate loans grew to 5.67% for the six months ended 2025 from 5.53% for the six months ended 2024.  Total loan yield growth also experienced an increase in the residential real estate yield from 4.11% to 4.18% for the six months ended 2025, and the commercial and industrial yield decline from 6.71% for the six months ended 2024 to 6.49% for the six months ended 2025.

Net Interest Income and Net Interest Margin

The net interest margin was 3.23% in the second quarter 2025 compared to 3.09% in same respective quarter 2024. As average loan balances grew $118.9 million year over year, the yield on loans grew 7 basis points to 5.48% in the second quarter 2025, up from 5.41% in the same quarter 2024.  Costs of interest-bearing deposits decrease 7 basis points to 2.28% from 2.35% in the  second quarter 2024 driven by the continued competitive pricing within the interest rate environment.

The net interest margin was 3.20% for the six months ended 2025 compared to 3.12% in same respective quarter 2024. As average loan balances grew $132.8 million year over year, the yield on loans grew to 5.45% for the six months ended 2025, up from 5.36% in the same period for 2024.  Costs of interest-bearing deposits remained flat year over year for the six months ended at 2.30%.

Total interest expense decreased to $18.8 million in the second quarter 2025 compared to $19.1 million in the second quarter 2024 driven by a $1.0 million decrease in borrowing expenses driven by a decrease of $92.8 million in total borrowings partially offset with an increase in cost of funds. Average interest-bearing demand accounts and savings accounts increased $50.3 million in 2025 compared to the same quarter 2024. Average money market accounts increased $36.3 million for the period ended June 30, 2025 compared to 2024. While the yield on interest-bearing demand increased to 1.44% in the second quarter 2025 compared at 1.39% in the second quarter 2024, money market yields decreased to 2.75% from 2.93% compounded with a decrease in yields on time deposits to 3.91% from 4.33% in the second quarter 2024.

Total interest expense for the six months ended June 30, 2025 was $37.3 million compared to $36.8 million for the same period ended 2024 driven by $1.7 million higher cost of funds on deposits driven a $166.5 million increase in average interest bearing deposits year over year offset by the same yield at 2.30% for both periods and lower borrowing costs. The increase in costs were partially offset by lower borrowing costs driven by a $73 million decrease in senior borrowing levels offset by higher rates year over year.

Provision for Credit Losses

The provision for credit losses on loans was $528 thousand in the second quarter 2025 compared to a provision of $585 thousand in the second quarter 2024 as credit quality continues to remain strong.

There was no provision for available-for-sale investments in the second quarter of 2025 and 2024.  We have one nonaccrual corporate bond of $8.0 million that we have written-off $5.6 million as of June 30, 2025, of which $4.9 million is recognized in losses on available-for-sale debt securities. At December 31, 2024 we had $9.0 million of corporate bonds that we allocated $568 thousand in related allowance for credit losses. In the first quarter of 2025, a $1.0 million nonaccrual security matured and was transferred to a financing receivable non-cash asset. As of June 30, 2025, the Company had determined that it no longer intended to hold the security until the recovery of the amortized cost bases.

Non-Interest Income

Non-interest income was $4.6 million in the second quarter 2025 compared to $9.5 million in the same quarter 2024. The primary driver of the decrease is driven by the write down of an available-for-sale debt security previously discussed above. Other income increased $257 thousand increased primarily driven by MasterCard rebates received in the second quarter 2025.

Non-interest income for the six months ended 2025 was $13.6 million compared to $17.8 million for the same period ended 2024 driven by the write down of one available-for-sale debt security previous discussed above.

Non-Interest Expense

Non-interest expenses increased $2.7 million to $26.5 million in the second quarter 2025 compared to $23.8 million in the second quarter 2024 driven by a 3% increase or $414 thousand increase in salaries and benefits driven by cost of living increases and timing on gains on sales of premises and equipment of $251 thousand in the current quarter driven by timing of the Avery Lane property sale in the second quarter of 2024. Acquisition, conversion expenses increased $1.2 million driven the announcement of the acquisition of Guaranty. Professional services increased $276 thousand driven by legal and consulting fees for technology infrastructure enhancements and other projects.

Non-interest expenses increased $3.8 million to $51.2 million for the six months ended 2025 compared to $47.3 million in the same period 2024 driven by $899 thousand in salaries and benefits attributed to cost of living increases and decreases in postretirement plan discount year over year driven by the interest rate environment. $356 thousand in timing of gains on premises and equipment, net as noted above. Professional services are $468 thousand higher for the six months ended 2025 at $1.1 million compared to $638 thousand for the same period 2024 driven by increased audit, legal and employee search fees.

Income Tax Expense

Income tax expense was $1.4 million in the second quarter 2025 compared to $2.5 million in the second quarter 2024, driven by lower pretax net income for quarter primarily due to the write-down of an available for sale debt security mentioned previously. The effective tax rate in the second quarter 2025 was 18.5%, compared to 19.8% in the same quarter of 2024. Income tax expense for the six month ended 2025 was $3.9 million compared to $5.1 million in the same period 2024. The effective tax rate for the six months ended 2025 was 19.2% compared to 20.0% for the same period 2024.

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

As of June 30, 2025, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of June 30, 2025, we had unused borrowing capacity at the FHLB of $278.6 million, unused borrowing capacity at the Reserve Bank of $102.9 million and unused lines of credit totaling $41.0 million, in addition to $87.0 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at June 30, 2025 and December 31, 2024 - Equity” for a discussion of shareholders’ equity together with Note 6 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $9.6 million and $8.7 million for the six months ended June 30, 2025 and 2024, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
PER SHARE DATA
Net earnings, diluted	$0.40	$0.67	$1.06	$1.33
Adjusted earnings, diluted(1)	0.70	0.66	1.38	1.31
Total book value	30.60	28.81	30.60	28.81
Tangible book value per share(1)	22.58	20.68	22.58	20.68
Market price at period end	29.96	26.88	29.96	26.88
Dividends	0.32	0.30	0.62	0.58

PERFORMANCE RATIOS(2)
Return on assets	0.60%	1.04%	0.81%	1.04%
Adjusted return on assets(1)	1.06	1.02	1.05	1.02
Pre-tax, pre-provision return on assets	0.79	1.36	1.05	1.34
Adjusted pre-tax, pre-provision return on assets (1)	1.39	1.33	1.37	1.32
Return on equity	5.21	9.46	7.03	9.39
Adjusted return on equity(1)	9.19	9.25	9.14	9.22
Return on tangible equity	7.26	13.44	9.74	13.35
Adjusted return on tangible equity(1)	12.66	13.15	12.61	13.12
Net interest margin, fully taxable equivalent(1) (3)	3.23	3.09	3.20	3.12
Efficiency ratio(1)	62.10	62.78	62.05	62.75

FINANCIAL DATA (In millions)
Total assets	$4,112	$4,034	$4,112	$4,034
Total earning assets(4)	3,789	3,726	3,789	3,726
Total investments	529	513	529	513
Total loans	3,153	3,064	3,153	3,064
Total allowance for credit losses	29	29	29	29
Total goodwill and intangible assets	123	124	123	124
Total deposits	3,292	3,140	3,292	3,140
Total shareholders' equity	469	439	469	439
Net income	6	10	16	20
Adjusted income(1)	11	10	21	20

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries)(5)/average loans	0.03%	0.01%	0.03%	0.01%
Allowance for credit losses/total loans	0.92	0.94	0.92	0.94
Loans/deposits	96	98	96	98
Shareholders' equity to total assets	11.40	10.88	11.40	10.88
Tangible shareholders' equity to total tangible assets(1)	8.67	8.06	8.67	8.06
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and interest-bearing deposit with other banks. Securities are valued at amortized cost.
(5)	Current quarter annualized.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loans by collateral type and deposits and accompanying growth rates as of June 30, 2025 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	to Date	to Date
Commercial real estate	$1,767,206	$1,762,132	$1,741,223	$1,677,310	$1,634,658	1%	3%
Commercial and industrial	400,908	370,683	388,599	382,554	421,297	33	6
Total commercial loans	2,168,114	2,132,815	2,129,822	2,059,864	2,055,955	7	4

Residential real estate	796,184	807,514	826,492	836,566	854,718	(6)	(7)
Consumer	111,036	105,404	103,803	103,415	99,776	21	14
Tax exempt and other	77,330	78,507	86,979	81,890	53,732	(6)	(22)
Total loans	$3,152,664	$3,124,240	$3,147,096	$3,081,735	$3,064,181	4%	—%

DEPOSIT ANALYSIS

						Annualized
						Growth %
						Quarter	Year
(in thousands, except ratios)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	to Date	to Date
Non-interest bearing demand	$552,074	$547,401	$575,649	$604,963	$553,067	3%	(8)%
Interest-bearing demand	931,854	930,031	910,191	913,910	882,068	1	5
Savings	542,579	551,280	545,816	544,235	544,980	(6)	(1)
Money market	370,709	405,326	405,758	380,624	359,208	(34)	(17)
Total non-maturity deposits	2,397,216	2,434,038	2,437,414	2,443,732	2,339,323	(6)	(3)
Time	894,772	862,773	830,274	817,354	801,143	15	16
Total deposits	$3,291,988	$3,296,811	$3,267,688	$3,261,086	$3,140,466	(1)%	1%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2025			2024
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$23,643	$276	4.68%	$27,407	$385	5.65%
Available-for-sale debt securities	591,462	5,699	3.86	594,455	5,839	3.95
FHLB stock	11,804	212	7.20	12,324	199	6.49
Loans:
Commercial real estate	1,766,720	25,358	5.76	1,600,253	22,302	5.61
Commercial and industrial	469,816	7,504	6.41	468,052	7,867	6.76
Residential	804,469	8,303	4.14	865,412	8,879	4.13
Consumer	109,023	1,896	6.98	97,371	1,757	7.26
Total loans (1)	3,150,028	43,061	5.48	3,031,088	40,805	5.41
Total earning assets	3,776,937	49,248	5.23%	3,665,274	47,228	5.18%
Cash and due from banks	29,861			30,809
Allowance for credit losses	(28,786)			(28,567)
Goodwill and other intangible assets	123,062			123,994
Other assets	169,540			168,239
Total assets	$4,070,614			$3,959,749

Liabilities
Interest-bearing demand	$906,557	$3,246	1.44%	$858,657	$2,962	1.39%
Savings	545,304	962	0.71	542,950	875	0.65
Money market	392,034	2,686	2.75	355,731	2,589	2.93
Time	883,491	8,617	3.91	775,932	8,354	4.33
Total interest bearing deposits	2,727,386	15,511	2.28	2,533,270	14,780	2.35
Borrowings	271,410	3,282	4.85	378,121	4,299	4.57
Total interest bearing liabilities	2,998,796	18,793	2.51%	2,911,391	19,079	2.64%
Non-interest bearing demand deposits	545,308			546,448
Other liabilities	57,268			65,712
Total liabilities	3,601,372			3,523,551

Total shareholders' equity	469,242			436,198

Total liabilities and shareholders' equity	$4,070,614			$3,959,749

Net interest spread			2.72%			2.55%
Net interest margin			3.23			3.09
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Six Months Ended June 30,
	2025			2024
	Average	Interest	Yield/	Average	Interest	Yield/
(in thousands, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$26,759	$590	4.45%	$34,010	920	5.44%
Available-for-sale debt securities	589,329	11,206	3.83	579,639	11,591	4.02
FHLB stock	11,691	349	6.02	11,012	487	8.89
Loans:
Commercial real estate	1,763,833	49,561	5.67	1,581,490	43,489	5.53
Commercial and industrial(3)	469,599	15,102	6.49	466,890	15,585	6.71
Residential	811,660	16,842	4.18	874,013	17,883	4.11
Consumer	106,989	3,705	6.98	96,928	3,483	7.23
Total loans (1)	3,152,081	85,210	5.45	3,019,321	80,440	5.36
Total earning assets	3,779,860	97,355	5.19%	3,643,982	93,438	5.16%
Cash and due from banks	30,242			31,106
Allowance for credit losses	(29,834)			(28,363)
Goodwill and other intangible assets	123,161			124,101
Other assets	171,553			181,407
Total assets	$4,074,982			$3,952,233

Liabilities
Interest-bearing demand	$913,495	$6,424	1.42%	$879,122	5,962	1.36%
Savings	546,470	1,917	0.71	547,604	1,738	0.64
Money market	394,886	5,423	2.77	372,961	5,575	3.01
Time	870,296	17,259	4.00	758,935	16,037	4.25
Total interest bearing deposits	2,725,147	31,023	2.30	2,558,622	29,312	2.30
Borrowings	267,536	6,301	4.75	340,333	7,535	4.45
Total interest bearing liabilities	2,992,683	37,324	2.52%	2,898,955	36,847	2.56%
Non-interest bearing demand deposits	553,246			550,734
Other liabilities	61,182			66,582
Total liabilities	3,607,111			3,516,271

Total shareholders' equity	467,871			435,962

Total liabilities and shareholders' equity	$4,074,982			$3,952,233

Net interest spread			2.67%			2.60%
Net interest margin			3.20			3.12
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Calculations	2025	2024	2025	2024
Net income		$6,092	$10,257	$16,303	$20,352
Non-recurring items:
Loss (gain) on available-for-sale debt securities (6)		4,942	(50)	4,942	(50)
Gain on sale of premises and equipment, net		3	(248)	93	(263)
Acquisition, conversion and other expenses		1,205	—	1,444	20
Income tax expense (1)		(1,492)	71	(1,572)	(61)
Total non-recurring items		4,658	(227)	4,907	(354)
Total adjusted income(2)	(A)	$10,750	$10,030	$21,210	$19,998

Net interest income	(B)	$29,895	$27,759	$58,902	$55,814
Plus: Non-interest income		4,646	9,457	13,564	17,843
Total Revenue		34,541	37,216	72,466	73,657
Loss (gain) on available-for-sale debt securities (6)		4,942	(50)	4,942	(50)
Total adjusted revenue(2)	(C)	$39,483	$37,166	$77,408	$73,607

Total non-interest expense		$26,538	$23,842	$51,189	$47,330
Non-recurring expenses:
Gain on sale of premises and equipment, net		(3)	248	(93)	263
Acquisition, conversion and other expenses		(1,205)	—	(1,444)	(20)
Total non-recurring expenses		(1,208)	248	(1,537)	243
Adjusted non-interest expense(2)	(D)	$25,330	$24,090	$49,652	$47,573

Total revenue		34,541	37,216	72,466	73,657
Total non-interest expense		26,538	23,842	51,189	47,330
Pre-tax, pre-provision net revenue(2)	(S)	$8,003	$13,374	$21,277	$26,327

Adjusted revenue(2)		39,483	37,166	77,408	73,607
Adjusted non-interest expense(2)		25,330	24,090	49,652	47,573
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$14,153	$13,076	$27,756	$26,034

(in millions)
Average earning assets	(E)	$3,777	$3,665	$3,780	$3,644
Average assets	(F)	4,071	3,960	4,075	3,952
Average shareholders' equity	(G)	469	436	468	436
Average tangible shareholders' equity(2)(3)	(H)	346	312	345	312
Tangible shareholders' equity, period-end(2)(3)	(I)	346	315	346	315
Tangible assets, period-end(2)(3)	(J)	3,989	3,910	3,989	3,910

		Three Months Ended June 30,		Six Months Ended June 30,
	Calculations	2025	2024	2025	2024
(in thousands)
Common shares outstanding, period-end	(K)	15,322	15,232	15,322	15,232
Average diluted shares outstanding	(L)	15,372	15,275	15,382	15,273

Adjusted earnings per share, diluted(2)	(A/L)	$0.70	$0.66	$1.38	$1.31
Tangible book value per share, period-end(2)	(I/K)	22.58	20.68	22.58	20.68
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.67	8.06	8.67	8.06

Performance ratios(4)
Return on assets		0.60%	1.04	0.81%	1.04%
Core return on assets(2)	(A/F)	1.06	1.02	1.05	1.02
Pre-tax, pre-provision return on assets(2)	(S/F)	0.79	1.36	1.05	1.34
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.39	1.33	1.37	1.32
Return on equity		5.21	9.46	7.03	9.39
Core return on equity(2)	(A/G)	9.19	9.25	9.14	9.28
Return on tangible equity		7.26	13.44	9.74	13.35
Adjusted return on tangible equity(1)(2)	(A+Q)/H	12.66	13.15	12.61	13.12
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	62.10	62.78	62.05	62.75
Net interest margin, fully taxable equivalent(2)	(B+P)/E	3.23	3.09	3.20	3.12

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$706	$528	$1,423	$1,051
Franchise taxes included in non-interest expense	(O)	141	191	272	261
Tax equivalent adjustment for net interest margin	(P)	560	389	1,128	777
Intangible amortization	(Q)	233	233	466	466
(1)	Assumes a marginal tax rate of 24.26% in the first and second quarters of 2025, 23.82% in the second quarter 2024 and 24.01% for the first quarter 2024.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by dividing core non-interest expense net of franchise taxes and intangible amortization divided by core revenue on a fully taxable equivalent basis.
(6)	The $4.9 million loss represents a $4.4 million loss on corporate debt securities and $549 thousand on a matured debt security.

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

As of June 30, 2025, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended June 30, 2025 and 2024:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At June 30, 2025
-200	$(7,185)	(5.6)%	$(16,885)	(12.2)%
-100	(3,003)	(2.3)	(7,570)	(5.5)
+100	2,903	2.3	6,575	4.7
+200	5,711	4.4	12,735	9.2
At June 30, 2024
-200	$(5,543)	(4.6)%	$(12,859)	(9.9)%
-100	(3,000)	(2.5)	(6,352)	(4.9)
+100	2,192	1.8	4,625	3.5
+200	4,367	3.6	8,865	6.8

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

As compared to June 30, 2024, asset sensitivity has increased in both year one and year two.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company and Guaranty entered into an Agreement and Plan of Merger, dated as of March 11, 2025 (the “Merger Agreement”), pursuant to which Guaranty will merge with and into the Company (the “Merger”).  The Company and Guaranty have operated independently and will continue to do so until the completion of the Merger. The success of the Merger, including anticipated benefits and cost savings, will depend on, among other things, the Company’s ability to successfully combine the businesses of the Company and Guaranty, including by minimizing any disruptions to the existing customer relationships and business functions of the Company or Guaranty, and avoiding any inconsistencies in standards, controls, procedures and policies. If the Company is not able successfully to achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the Company’s business, financial condition, operating results and prospects.

The Company will incur integration costs in connection with the Merger.

The Company will incur integration costs following the completion of the Merger, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. The Company may also incur additional costs to maintain employee morale and to retain key employees.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended June 30, 2025.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 6, 2025	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2025		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)