Form 10-Q
period 2025-09-30
BAR HARBOR BANKSHARES
filed 2025-11-06
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The registrant had 16,688,573 shares of common stock, par value $2.00 per share, outstanding as of November 3, 2025.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	changes in general business and economic conditions on a national basis and in our markets throughout Northern New England;
●	changes in consumer behavior due to political, business, and economic conditions, including inflation and concerns about liquidity;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition; changes in the size and nature of our competition;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand, pricing or collectability;
●	the possibility that future credit losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
●	operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, climate change, war, terrorism, civil unrest, and future pandemics;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	failure to realize the expected synergies, cost savings and other financial benefits from the acquisition of Guaranty Bancorp, Inc.;
●	our ability to effectively manage problem credits;
●	our ability to successfully develop new products and implement efficiency initiatives on time and with the results projected;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	regulatory, litigation, and reputational risks and the applicability of insurance coverage;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts;
●	changes in legislation or regulation and accounting principles, policies, and guidelines;
●	reductions in the market value or outflows of wealth management assets under management; and
●	changes in the assumptions used in making such forward-looking statements.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$42,743	$34,266
Interest-earning deposits with other banks	93,971	37,896
Total cash and cash equivalents	136,714	72,162
Securities:
Available-for-sale debt securities	597,810	521,018
Less: Allowance for credit losses on available-for-sale debt securities	—	(568)
Net securities	597,810	520,450
Federal Home Loan Bank stock	8,560	12,237
Loans held for sale	5,545	1,235
Total loans held for investment	3,583,716	3,147,096
Less: Allowance for credit losses	(33,940)	(28,744)
Net loans held for investment	3,549,776	3,118,352
Premises and equipment, net	58,828	51,237
Other real estate owned	—	—
Goodwill	141,819	119,477
Other intangible assets	16,989	3,938
Cash surrender value of bank-owned life insurance	95,554	81,858
Deferred tax assets, net	31,721	23,330
Other assets	73,936	79,051
Total assets	$4,717,252	$4,083,327

Liabilities
Deposits:
Non-interest bearing demand	$692,780	$575,649
Interest-bearing demand	1,137,362	910,191
Savings	647,428	545,816
Money market	488,633	405,758
Time	981,993	830,274
Total deposits	3,948,196	3,267,688
Borrowings:
Senior	139,956	249,981
Subordinated	52,229	40,620
Total borrowings	192,185	290,601
Other liabilities	55,916	66,610
Total liabilities	4,196,297	3,624,899

Shareholders’ equity
Capital stock, par value $2.00; authorized 30,000,000 shares and 20,000,000 shares; issued 17,734,817 shares and 16,428,388 shares; outstanding 16,688,573 shares and 15,279,783 shares at September 30, 2025 and December 31, 2024, respectively	35,470	32,857
Additional paid-in capital	232,827	194,607
Retained earnings	307,986	297,857
Accumulated other comprehensive loss	(40,025)	(51,536)
Less: 1,046,244 and 1,148,605 shares of treasury stock, at cost, at September 30, 2025 and December 31, 2024, respectively	(15,303)	(15,357)
Total shareholders’ equity	520,955	458,428
Total liabilities and shareholders’ equity	$4,717,252	$4,083,327

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2025	2024	2025	2024
Interest and dividend income
Loans	$48,426	$42,042	$132,956	$122,146
Securities and other	6,355	5,515	17,112	16,665
Federal Home Loan Bank stock	217	258	566	745
Interest-earning deposits with other banks	924	765	1,514	1,685
Total interest and dividend income	55,922	48,580	152,148	141,241
Interest expense
Deposits	16,419	16,174	47,442	45,486
Borrowings	2,544	3,448	8,845	10,983
Total interest expense	18,963	19,622	56,287	56,469
Net interest income	36,959	28,958	95,861	84,772
Provision for credit losses on available-for-sale debt securities	—	—	636	—
Provision for credit losses on loans	3,749	228	4,220	1,102
Net interest income after provision for credit losses	33,210	28,730	91,005	83,670

Non-interest income
Trust and investment management fee income	3,903	4,129	12,082	11,992
Customer service fees	4,311	3,788	11,425	11,235
(Loss) gain on available-for-sale debt securities, net	41	—	(4,901)	50
Mortgage banking income	423	681	1,484	1,496
Bank-owned life insurance income	665	570	1,881	1,714
Customer derivative income	962	265	1,278	433
Other income	262	220	882	576
Total non-interest income	10,567	9,653	24,131	27,496

Non-interest expense
Salaries and employee benefits	15,939	14,383	43,946	41,491
Occupancy and equipment	3,879	3,405	10,750	10,154
Depreciation	1,078	1,048	3,150	3,154
Loss (gain) on sales of premises and equipment, net	(206)	—	(113)	(263)
Outside services	514	386	1,453	1,186
Professional services	296	441	1,402	1,079
Communication	246	189	606	570
Marketing	655	434	1,855	1,522
Amortization of intangible assets	466	233	932	699
FDIC assessment	462	451	1,382	1,351
Acquisition, conversion and other expenses	4,978	—	6,422	20
Provision (credit) for unfunded commitments	145	35	71	(150)
Other expenses	4,287	3,767	12,072	11,289
Total non-interest expense	32,739	24,772	83,928	72,102

Income before income taxes	11,038	13,611	31,208	39,064
Income tax expense	2,183	1,418	6,050	6,519
Net income	$8,855	$12,193	$25,158	$32,545

Earnings per share:
Basic	$0.55	$0.80	$1.61	$2.14
Diluted	0.54	0.80	$1.60	$2.13
Weighted average common shares outstanding:
Basic	16,231	15,261	15,622	15,229
Diluted	16,284	15,326	15,685	15,292

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income	$8,855	$12,193	$25,158	$32,545
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on available-for-sale debt securities	9,477	16,147	15,670	10,043
Changes in unrealized (loss) gain on hedging derivatives	1,852	82	(1,207)	(1,167)
Changes in unrealized gain (loss) on pension	—	—	—	22

Income taxes related to other comprehensive income (loss):
Changes in unrealized (gain) loss on available-for-sale debt securities	(2,106)	(3,808)	(3,260)	(2,368)
Changes in unrealized loss (gain) on hedging derivatives	(439)	(19)	308	275
Changes in unrealized loss (gain) on pension	—	—	—	(28)
Total other comprehensive income (loss)	8,784	12,402	11,511	6,777
Total comprehensive income	$17,639	$24,595	$36,669	$39,322

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	income (loss)	stock	Total
Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059
Net income	—	—	20,352	—	—	20,352
Other comprehensive loss	—	—	—	(5,625)	—	(5,625)
Cash dividends declared ($0.58 per share)	—	—	(8,724)	—	—	(8,724)
Net issuance (60,294 shares) to employee stock plans, including related tax effects	—	(799)	—	—	473	(326)
Recognition of stock based compensation	—	1,171	—	—	—	1,171
Balance at June 30, 2024	$32,857	$193,486	$283,729	$(55,487)	$(15,678)	$438,907
Net income	—	—	12,193	—	—	12,193
Other comprehensive income	—	—	—	12,402	—	12,402
Cash dividends declared ($0.30 per share)	—	—	(4,530)	—	—	(4,530)
Net issuance (35,431 shares) to employee stock plans, including related tax effects	—	(221)	—	—	241	20
Recognition of stock based compensation	—	924	—	—	—	924
Balance at September 30, 2024	$32,857	$194,189	$291,392	$(43,085)	$(15,437)	$459,916

Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428
Net income	—	—	16,303	—	—	16,303
Other comprehensive income	—	—	—	2,727	—	2,727
Cash dividends declared ($0.62 per share)	—	—	(9,660)	—	—	(9,660)
Net issuance (41,980 shares) to employee stock plans, including related tax effects	—	156	—	—	(300)	(144)
Reclassification of shares	(88)	(171)	—	—	259	—
Recognition of stock based compensation	—	1,206	—	—	—	1,206
Balance at June 30, 2025	$32,769	$195,798	$304,500	$(48,809)	$(15,398)	$468,860
Net income	—	—	8,855	—	—	8,855
Other comprehensive income	—	—	—	8,784	—	8,784
Cash dividends declared ($0.32 per share)	—	—	(5,369)	—	—	(5,369)
Common stock issued for acquisition of Guaranty Bancorp Inc. (Note 2)	2,701	36,516	—	—	—	39,217
Net issuance (16,346 shares) to employee stock plans, including related tax effects	—	(419)	—	—	95	(324)
Recognition of stock based compensation	—	932	—	—	—	932
Balance at September 30, 2025	$35,470	$232,827	$307,986	$(40,025)	$(15,303)	$520,955

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$25,158	$32,545
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in loans held for sale	(4,310)	(917)
Provision for credit losses on loans	4,220	1,102
Provision for credit losses on available-for-sale debt securities	636	—
Net amortization of securities	73	1,312
Change in unamortized net loan costs and premiums	61	(656)
Premises and equipment depreciation	3,150	3,138
Stock-based compensation expense	2,138	2,095
Accretion of purchase accounting entries, net	(1,526)	—
Amortization of other intangibles	932	699
Income from cash surrender value of bank-owned life insurance policies	(1,881)	(1,714)
Loss (gain) on available-for-sale debt securities	4,901	(50)
Increase right-of-use lease assets	(145)	753
Increase in lease liabilities	208	(744)
Loss (gain) on premises and equipment, net	(113)	(263)
Net change in other assets and liabilities	(2,381)	1,813
Net cash provided by operating activities	31,121	39,113

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale debt securities	73,216	47,017
Proceeds from sales	40,987	—
Purchases of available-for-sale debt securities	(67,687)	(39,271)
Net change in loans	(21,277)	(82,251)
Purchase of Federal Home Loan Bank stock	(8,977)	(11,523)
Proceeds from redemption of Federal Home Loan Bank stock	17,024	16,711
Purchase of premises and equipment, net	(4,633)	(6,548)
Proceeds from sale of premises held for sale	597	1,479
Cash acquired, net of cash consideration paid	77,521	—
Net cash provided by (used in) investing activities	106,771	(74,386)

Cash flows from financing activities:
Net change in deposits	149,219	119,929
Net change in short-term borrowings	(192,097)	(84,829)
Repayments of long-term borrowings	(14,964)	(7)
Net change in subordinated debt	—	118
Net issuance to employee stock plans	(469)	(306)
Cash dividends paid on common stock	(15,029)	(13,254)
Net cash (used in) provided by financing activities	(73,340)	21,651

Net change in cash and cash equivalents	64,552	(13,622)
Cash and cash equivalents at beginning of year	72,162	94,842
Cash and cash equivalents at end of period	$136,714	$81,220
(Continued)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental cash flow information:
Interest paid	$55,805	$53,997
Income taxes paid, net	6,842	7,079
Transfer of non-cash assets	1,000	—
Assets acquired in acquisition of Guaranty Bancorp, Inc., excluding cash received	580,531	—
Liabilities assumed in acquisition of Guaranty Bancorp, Inc.	641,177	—
Common stock issued for Acquisition of Guaranty Bancorp, Inc.	39,217	—

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

NOTE 2.           ACQUISITION

Guaranty Bancorp, Inc.

On July 31, 2025, the Company completed its acquisition of Guaranty Bancorp, Inc. (“Guaranty”), the holding company of Woodsville Guaranty Savings Bank (“Woodsville”), a New Hampshire chartered bank with nine full-service branches located in New Hampshire. As a result of the transaction, Guaranty merged with and into Bar Harbor Bankshares, and Woodsville merged with and into Bar Harbor Bank & Trust. The acquisition expanded the Company’s presence in New Hampshire with the addition of 9 branches.

On the acquisition date, each share of Guaranty’s common stock was converted into the right to receive 1.85 shares of the Company’s common stock, with cash paid in lieu of any fractional shares. The total consideration paid by the Company was $39.2 million, based on the Company’s July 31, 2025 (acquisition date) closing price of $29.04. In total the Company issued 1.4 million shares of its common stock, representing 9% of the Company’s outstanding shares of common stock at the time of issuance.

The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $22.3 million and was recorded as goodwill. The results of Guaranty’s operations were included in the Company’s consolidated financial statements subsequent to the merger date. The fair values assigned to certain assets acquired and liabilities assumed are provisional and subject to change as additional information becomes available during the measurement period (not to exceed one year from the acquisition date). The provisional amounts primarily relate to the valuation of loans, identifiable intangible assets, and certain assumed liabilities such as deposits. Adjustments to the provisional fair values, if any, will be recorded as measurement period adjustments in the reporting period in which the adjustments are determined, with corresponding adjustments to goodwill.

Consideration paid, and fair values of Guaranty’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following table:

		Fair Value		As Recorded
(in thousands, except shares)	As Acquired	Adjustments		at Acquisition
Consideration paid:
Bar Harbor Bankshares common stock issued to Guaranty Bancorp, Inc. stockholders (1,350,464 shares)				$39,217
Cash paid for fractional shares				3
Total consideration paid				39,220
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and cash equivalents	$77,524	$—		$77,524
Investments	116,728	(1,124)	(a)	115,604
Federal Home Loan Bank stock	4,370	—		4,370
Loans	446,990	(33,582)	(b)	413,408
Premises and equipment	6,522	112	(c)	6,634
Core deposit intangible	—	13,983	(d)	13,983
Bank-owned life insurance	11,816	—		11,816
Deferred taxes, net	6,377	4,988	(e)	11,365
Other assets	3,250	101		3,351
Deposits	(530,871)	(418)	(f)	(531,289)
Borrowings	(109,895)	673	(g)	(109,222)
Other liabilities	(1,053)	387		(666)
Total identifiable net assets	$31,758	$(14,880)		$16,878

Goodwill				$22,342

Explanation of Certain Fair Value Adjustments

a.	Represents the write down of the book value of investments to their estimated fair value at the date of acquisition.
b.	Represents the write down of the book value of loans to their estimated fair value. The acquired loan portfolio was divided into two segments: (1) purchase credit deteriorated (PCD) loans and (2) non-PCD loans. For the non-PCD portfolio the fair value was calculated using a discounted cash flow analysis. This analysis took into consideration the contractual terms of the loans and assumptions related to the credit risk, expected lifetime losses, discount rates, prepayment assumptions and other liquidity considerations to estimate projected cash flows. The fair value of PCD loans were calculated on an individual basis based on underlying collateral values and other factors. The adjustment also includes the reversal of Woodsville’s historic allowance for loan losses.
c.	Represents the adjustment of the book value of buildings and equipment, to their estimated fair value based on appraisals and other methods. The adjustments will be depreciated over the estimated economic lives of the assets.
d.	Represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized using a straight-line method over the average life of the deposit base, which is estimated to be ten years.
e.	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.
f.	Represents adjustments made to time deposits due to the weighted average contractual interest rates compared to the cost of similar funding at the time of acquisition. The amount will be amortized using a straight-line method over the weighted average maturity bucket.
g.	Represents the present value difference between cash flows of current debt instruments using contractual rates and those of similar borrowings on the date of acquisition. The adjustment will be amortized over the remaining contractual life.

Direct acquisition and integration costs were expensed as incurred, and totaled $5.0 million and $6.4 million during the three and nine months ending September 30, 2025.

Goodwill, which is not amortized for financial reporting purposes, is not deductible for tax purposes.

The acquired loan portfolio was segmented into two segments: (1) PCD loans and (2) non-PCD loans.

PCD Loans

PCD loans were recorded at their amortized cost, less an allowance for credit losses on the Acquisition Date. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loans. The remaining difference between the net amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income over the life of the loans.

Information about acquired purchase deteriorated loans is as follows:

(in thousands)	As of August 1, 2025
Unpaid principal balance of acquired PCD loans	$11,222
Non-credit related discount	(713)
Allowance for credit losses on PCD loans	(1,622)
Fair value of acquired PCD loans	8,887

Pro Forma Information (unaudited)

The following table presents selected unaudited pro forma financial information reflecting the acquisition of Guaranty assuming the acquisition was completed as of January 1, 2024. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Guaranty had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Information for the three and nine months ended September 30, 2025 reflects the actual results of the Company excluding merger costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change.

Information for the three and nine months ended September 30, 2024, includes Guaranty’s calculated results for the three and nine months ended September 30, 2024 and reflect adjustments related to the amortization or accretion of purchase accounting fair value adjustments, merger and acquisition costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. The unaudited pro forma information below does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost-savings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share)	2025	2024	2025	2024
Total revenue(1)	$47,588	$46,068	$132,997	$131,951
Net income	18,074	14,925	38,784	38,545

(1)	Total revenue is defined as the sum of net interest income plus non-interest income.

NOTE 3.           SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale debt securities (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
September 30, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1,139	$—	$(15)	$1,124	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	276,037	2,680	(23,778)	254,939	—
US Government agency	151,116	309	(10,134)	141,291	—
Private label	11,986	9	(869)	11,126	—
Obligations of states and political subdivisions thereof	120,775	3	(18,155)	102,623	—
Corporate bonds	89,738	222	(3,253)	86,707	—
Total available-for-sale debt securities	$650,791	$3,223	$(56,204)	$597,810	$—

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,344	$—	$(26)	$1,318	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	208,818	22	(31,524)	177,316	—
US Government agency	115,177	53	(11,314)	103,916	—
Private label	40,633	25	(1,094)	39,564	—
Obligations of states and political subdivisions thereof	116,421	5,564	(16,533)	105,452	—
Corporate bonds	100,923	290	(7,761)	93,452	(568)
Total available-for-sale debt securities	$583,316	$5,954	$(68,252)	$521,018	$(568)

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

Management recorded an allowance for credit losses on two corporate notes where there was a change in future estimated cash flows during the year ended December 31, 2024. A discounted cash flow approach was used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value. As of September 30, 2025 we have one nonaccrual corporate bond of $8.0 million written down by $5.8 million, of which $4.6 million is included in losses on available-for-sale debt securities. The bond previously carried a $1.2 million allowance, which was charged-off through the allowance for credit losses on securities during the period ended June 30, 2025. At December 31, 2024 we had $9.0 million of corporate bonds that we allocated $568 thousand in related allowance for credit losses. In the first quarter of 2025, a $1.0 million nonaccrual security matured and was transferred to a financing receivable non-cash asset.

The table below presents a rollforward by major security type for the quarter and year ended September 30, 2025 of the allowance for credit losses on available-for-sale debt securities held at period end:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025		2025
(in thousands)	Corporate Bonds	Total	Corporate Bonds	Total
Beginning Balance	$—	$—	$568	$568
Provision for credit losses on available-for-sale debt securities	—	—	636	636
Charge-offs	—	—	(1,204)	(1,204)
Ending Balance	$—	$—	$—	$—

As of September 30, 2024, we carried no allowance on available-for-sale debt securities in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments.

The amortized cost and estimated fair value of available-for-sale debt securities segregated by contractual maturity at September 30, 2025 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$9,986	$9,832
Over 1 year to 5 years	46,362	45,270
Over 5 years to 10 years	41,691	39,470
Over 10 years	113,613	95,882
Total bonds and obligations	211,652	190,454
Mortgage-backed securities and collateralized mortgage obligations	439,139	407,356
Total available-for-sale debt securities	$650,791	$597,810

The proceeds from sales, calls and maturities of available-for-sale debt securities, gross realized gains and losses for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales	$40,987	$—	$40,987	$—
Proceeds from calls/paydowns	31,559	10,350	73,216	44,006
Proceeds from maturities	—	11	—	3,011
Gross realized gains	247	—	247	50
Gross realized losses	6	—	6	—
Gross impairment losses	178	—	4,571	—

Accrued interest receivable on available-for-sale debt securities totaled $3.6 million at September 30, 2025 and $3.3 million at December 31, 2024, which is reported in other assets on the consolidated balance sheets.

The following tables summarize available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1	$692	$14	$432	$15	$1,124
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	13	1,242	23,765	157,795	23,778	159,037
US Government agency	1,017	35,579	9,117	70,735	10,134	106,314
Private label	—	—	869	9,102	869	9,102
Obligations of states and political subdivisions thereof	11	1,290	18,144	96,646	18,155	97,936
Corporate bonds	134	13,858	3,119	58,381	3,253	72,239
Total available-for-sale debt securities	$1,176	$52,661	$55,028	$393,091	$56,204	$445,752

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$2	$707	$24	$611	$26	$1,318
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	109	8,003	31,415	165,116	31,524	173,119
US Government agency	817	35,174	10,497	60,789	11,314	95,963
Private label	1	948	1,093	19,839	1,094	20,787
Obligations of states and political subdivisions thereof	115	4,962	16,418	99,109	16,533	104,071
Corporate bonds	26	2,438	4,495	75,002	4,521	77,440
Total available-for-sale debt securities	$1,070	$52,232	$63,942	$420,466	$65,012	$472,698

The following summarizes, by investment security type, the impact of performing securities in an unrealized loss position at September 30, 2025:

Obligations of US Government-sponsored enterprises

7 out of the total 7 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 1.33% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of

US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government-sponsored enterprises

370 out of the total 511 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 13.01% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

US Government agency

127 out of the total 168 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 8.70% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter.

Private label

13 of the total 17 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.71% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities.

Obligations of states and political subdivisions thereof

54 of the total 65 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 15.64% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter.

Corporate bonds

23 out of the total 32 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 4.31% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the months ended September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$16,650	$14,757	$18,483	$15,821
Securities pledged for repurchase agreements	15,505	13,463	16,764	14,020
Securities pledged for borrowings (1)	49,886	43,452	35,819	30,634
Total securities pledged	$82,041	$71,672	$71,066	$60,475

(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston (the “Reserve Bank”).

NOTE 4.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	September 30,	December 31,
(in thousands)	2025	2024
Commercial construction	$169,928	$131,617
Commercial real estate owner occupied	342,237	302,074
Commercial real estate non-owner occupied	1,473,136	1,358,903
Tax exempt and other	42,395	44,275
Commercial and industrial	340,907	319,766
Residential real estate	1,089,550	888,251
Home equity	110,988	94,141
Consumer other	14,575	8,069
Total loans	3,583,716	3,147,096
Allowance for credit losses	33,940	28,744
Net loans	$3,549,776	$3,118,352

Total unamortized net costs and premiums included in loan totals were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Net unamortized loan origination costs	$2,043	$1,982
Net unamortized fair value discount on acquired loans	(35,386)	(2,442)
Total	$(33,343)	$(460)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $12.2 million and $10.5 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

Characteristics of each loan portfolio segment, including acquired loans, are as follows:

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended September 30, 2025
	Balance at
	Beginning of			Acquired PCD	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans(1)	(Credit)	End of Period
Commercial construction	$2,032	$—	$—	$—	$490	$2,522
Commercial real estate owner occupied	2,823	—	—	76	292	3,191
Commercial real estate non-owner occupied	10,980	—	—	301	1,418	12,699
Tax exempt	110	—	—	—	18	128
Commercial and industrial	5,664	(236)	12	1,174	(329)	6,285
Residential real estate	6,406	—	18	53	1,547	8,024
Home equity	786	—	2	2	129	919
Consumer other	84	(117)	5	16	184	172
Total	$28,885	$(353)	$37	$1,622	$3,749	$33,940
(1)	Upon acquisition of Woodsville the Company designated certain acquired loans with an unpaid principal balance of $11.2 million as PCD loans. Refer to Note 2 for further discussion of the Company's designation of PCD loans.

	At or for the Nine Months Ended September 30, 2025
	Balance at
	Beginning of			Acquired PCD	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans(1)	(Credit)	End of Period
Commercial construction	$2,096	$—	$—	$—	$426	$2,522
Commercial real estate owner occupied	2,794	—	—	76	321	3,191
Commercial real estate non-owner occupied	11,104	—	—	301	1,294	12,699
Tax exempt and other	128	—	—	—	—	128
Commercial and industrial	5,064	(480)	15	1,174	512	6,285
Residential real estate	6,732	—	28	53	1,211	8,024
Home equity	741	—	9	2	167	919
Consumer other	85	(223)	5	16	289	172
Total	$28,744	$(703)	$57	$1,622	$4,220	$33,940
(1)	Upon acquisition of Woodsville the Company designated certain acquired loans with an unpaid principal balance of $11.2 million as PCD loans. Refer to Note 2 for further discussion of the Company's designation of PCD loans.

	At or for the Three Months Ended September 30, 2024
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$4,217	$—	$—	$(1,464)	$2,753
Commercial real estate owner occupied	2,620	—	—	314	2,934
Commercial real estate non-owner occupied	9,574	—	—	965	10,539
Tax exempt	110	—	—	7	117
Commercial and industrial	3,982	(9)	1	217	4,191
Residential real estate	7,516	—	5	51	7,572
Home equity	763	—	3	80	846
Consumer other	73	(89)	29	58	71
Total	$28,855	$(98)	$38	$228	$29,023

	At or for the Nine Months Ended September 30, 2024
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$4,261	$—	$—	$(1,508)	$2,753
Commercial real estate owner occupied	2,863	(3)	—	74	2,934
Commercial real estate non-owner occupied	9,443	—	—	1,096	10,539
Tax exempt and other	119	—	—	(2)	117
Commercial and industrial	3,259	(91)	17	1,006	4,191
Residential real estate	7,352	—	13	207	7,572
Home equity	767	—	8	71	846
Consumer other	78	(223)	58	158	71
Total	$28,142	$(317)	$96	$1,102	$29,023

Unfunded Commitments

The ACL on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheets), with adjustments to the reserve recognized in other non-interest expense in the consolidated statements of income. The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning Balance	$2,975	$3,640	$3,049	$3,825
Provision for credit losses	145	35	71	(150)
Ending Balance	$3,120	$3,675	$3,120	$3,675

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of September 30, 2025:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Commercial construction
Risk rating:
Pass	$22,509	$57,785	$38,590	$29,636	$2,408	$4,567	$155,495
Special mention	—	14,433	—	—	—	—	14,433
Substandard	—	—	—	—	—	—	—
Total	$22,509	$72,218	$38,590	$29,636	$2,408	$4,567	$169,928
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$33,299	$36,999	$44,291	$71,647	$31,702	$116,926	$334,864
Special mention	—	—	986	601	700	2,608	4,895
Substandard	—	—	—	—	—	2,421	2,421
Doubtful	—	—	—	—	—	57	57
Total	$33,299	$36,999	$45,277	$72,248	$32,402	$122,012	$342,237
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$174,427	$113,724	$71,328	$352,343	$198,225	$417,413	$1,327,460
Special mention	—	25,371	—	32,129	33,515	18,970	109,985
Substandard	—	—	7,625	—	—	28,066	35,691
Doubtful	—	—	—	—	—	—	—
Total	$174,427	$139,095	$78,953	$384,472	$231,740	$464,449	$1,473,136
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$6,200	$3,154	$4,629	$6,030	$918	$21,464	$42,395
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$6,200	$3,154	$4,629	$6,030	$918	$21,464	$42,395
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$54,183	$70,205	$50,634	$48,501	$10,079	$95,663	$329,265
Special mention	129	109	1,582	1,962	668	4,315	8,765
Substandard	71	613	61	536	234	973	2,488
Doubtful	—	—	—	—	—	389	389
Total	$54,383	$70,927	$52,277	$50,999	$10,981	$101,340	$340,907
Current period gross write-offs	—	—	—	—	19	461	480

Residential real estate
Performing	$34,213	$52,472	$79,655	$216,692	$192,766	$507,018	$1,082,816
Nonperforming	—	—	1,103	1,305	1,025	3,301	6,734
Total	$34,213	$52,472	$80,758	$217,997	$193,791	$510,319	$1,089,550
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$14,553	$21,159	$16,295	$13,691	$6,675	$37,574	$109,947
Nonperforming	—	—	124	232	50	635	1,041
Total	$14,553	$21,159	$16,419	$13,923	$6,725	$38,209	$110,988
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$5,580	$3,039	$3,426	$1,234	$404	$878	$14,561
Nonperforming	—	—	12	—	—	2	14
Total	$5,580	$3,039	$3,438	$1,234	$404	$880	$14,575
Current period gross write-offs	—	—	20	13	4	186	223

Total Loans	$345,164	$399,063	$320,341	$776,539	$479,369	$1,263,240	$3,583,716

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2024:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$42,705	$46,869	$60,102	$29,808	$20,761	$96,123	$296,368
Special mention	—	128	—	—	—	2,070	2,198
Substandard	—	—	—	—	—	3,442	3,442
Doubtful	—	—	—	—	—	66	66
Total	$42,705	$46,997	$60,102	$29,808	$20,761	$101,701	$302,074
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$142,348	$47,986	$405,235	$234,520	$156,873	$295,646	$1,282,608
Special mention	—	—	—	20,446	3,913	26,969	51,328
Substandard	—	7,702	—	—	—	17,265	24,967
Doubtful	—	—	—	—	—	—	—
Total	$142,348	$55,688	$405,235	$254,966	$160,786	$339,880	$1,358,903
Current period gross write-offs	—	—	—	—	—	—	—

Tax exempt and other
Risk rating:
Pass	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$79,211	$62,047	$47,739	$12,154	$32,239	$65,002	$298,392
Special mention	9	14,878	1,266	834	60	632	17,679
Substandard	128	72	408	221	—	2,866	3,695
Doubtful	—	—	—	—	—	—	—
Total	$79,348	$76,997	$49,413	$13,209	$32,299	$68,500	$319,766
Current period gross write-offs	—	48	28	62	18	31	187

Residential real estate
Performing	$35,872	$67,708	$174,677	$154,229	$89,752	$362,421	$884,659
Nonperforming	—	194	458	—	—	2,940	3,592
Total	$35,872	$67,902	$175,135	$154,229	$89,752	$365,361	$888,251
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$19,175	$15,762	$12,515	$6,648	$5,536	$33,238	$92,874
Nonperforming	—	—	198	53	—	1,016	1,267
Total	$19,175	$15,762	$12,713	$6,701	$5,536	$34,254	$94,141
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$4,432	$1,644	$870	$276	$108	$715	$8,045
Nonperforming	—	8	—	1	—	15	24
Total	$4,432	$1,652	$870	$277	$108	$730	$8,069
Current period gross write-offs	—	59	12	—	2	204	277

Total Loans	$369,226	$294,918	$765,576	$460,563	$313,824	$942,989	$3,147,096

Past Dues

The following is a summary of past due loans for the periods ended:

	September 30, 2025
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$169,928	$169,928
Commercial real estate owner occupied	—	—	155	155	342,082	342,237
Commercial real estate non-owner occupied	—	—	127	127	1,473,009	1,473,136
Tax exempt and other	—	—	—	—	42,395	42,395
Commercial and industrial	1,056	300	733	2,089	338,818	340,907
Residential real estate	817	923	2,701	4,441	1,085,109	1,089,550
Home equity	332	97	330	759	110,229	110,988
Consumer other	84	12	68	164	14,411	14,575
Total	$2,289	$1,332	$4,114	$7,735	$3,575,981	$3,583,716

	December 31, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$131,617	$131,617
Commercial real estate owner occupied	—	—	6	6	302,068	302,074
Commercial real estate non-owner occupied	184	—	93	277	1,358,626	1,358,903
Tax exempt and other	—	—	—	—	44,275	44,275
Commercial and industrial	428	227	578	1,233	318,533	319,766
Residential real estate	14,076	2,426	663	17,165	871,086	888,251
Home equity	963	441	193	1,597	92,544	94,141
Consumer other	35	20	1	56	8,013	8,069
Total	$15,686	$3,114	$1,534	$20,334	$3,126,762	$3,147,096

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	September 30, 2025
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	305	32	147
Commercial real estate non-owner occupied	195	67	—
Tax exempt and other	—	—	—
Commercial and industrial	1,221	545	—
Residential real estate	6,734	1,054	190
Home equity	1,041	1	—
Consumer other	14	1	61
Total	$9,510	$1,700	$398

	December 31, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	736	671	—
Commercial real estate non-owner occupied	277	184	—
Tax exempt and other	—	—	—
Commercial and industrial	1,099	295	—
Residential real estate	3,591	898	—
Home equity	1,267	1	2
Consumer other	24	1	—
Total	$6,994	$2,050	$2

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and nine months ended September 30, 2025 and 2024.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	September 30, 2025		December 31, 2024
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	—	—	736	—
Commercial real estate non-owner occupied	—	—	277	—
Tax exempt and other	—	—	—	—
Commercial and industrial	—	579	1,099	—
Residential real estate	1,334	—	3,591	—
Home equity	—	—	1,267	—
Consumer other	—	—	24	—
Total	$1,334	$579	$6,994	$—

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended September 30, 2025
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	11,512	—	—	0.78
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	55	—	—	0.02
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$11,567	$—	$—	0.32%

Nine Months Ended September 30, 2025
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	11,512	—	—	0.78
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	221	—	—	0.06
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$11,733	$—	$—	0.33%

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended September 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	9	—	—	—
Residential real estate	—	70	—	—	76	0.02
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$70	$9	$—	$76	0.01%

Nine Months Ended September 30, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Tax exempt and other	—	—	—	—	—	—
Commercial and industrial	—	—	9	—	—	—
Residential real estate	—	70	31	—	76	0.02
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$70	$40	$—	$76	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	8	—
Tax exempt and other	—	—	—
Commercial and industrial	—	6	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

Nine Months Ended September 30, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	8	—
Tax exempt and other	—	—	—
Commercial and industrial	—	35	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	58	—
Residential real estate	3	60	1.25
Home equity	—	—	—
Consumer other	—	—	—

Nine Months Ended September 30, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Tax exempt and other	—	—	—
Commercial and industrial	—	58	—
Residential real estate	3	61	1.25
Home equity	—	—	—
Consumer other	—	—	—

Foreclosure

There were $89 thousand of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of September 30, 2025. Residential mortgage loans collateralized by real estate that were in the process of foreclosure as of December 31, 2024 totaled $83 thousand.

Mortgage Banking

Loans held for sale at September 30, 2025 had an unpaid principal balance of $5.4 million and $1.2 million as of December 31, 2024.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $8.5 million at September 30, 2025, and $4.8 million at December 31, 2024. Refer to Note 8 for further discussion of forward sale commitments.

For the three months ended September 30, 2025 and 2024, we sold $12.4 million and $20.7 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $167 thousand and $317 thousand, respectively.

For the nine months ended September 30, 2025 and 2024, we sold $33.7 million and $37.9 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $616 thousand and $502 thousand, respectively.

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

NOTE 5.               BORROWED FUNDS

Borrowed funds at September 30, 2025 and December 31, 2024 are summarized, as follows:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$50,000	4.03%	$242,650	4.49%
Other borrowings	7,615	0.19	7,062	0.19
Total short-term borrowings	57,615	3.63	249,712	4.35
Long-term borrowings
Advances from the FHLB	82,341	3.09	269	4.50
Subordinated borrowings	52,229	10.50	40,620	6.60
Total long-term borrowings	134,570	5.82	40,889	6.59
Total	$192,185	5.17%	$290,601	4.75%

Short-term debt includes FHLB advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2025 and December 31, 2024. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Reserve Bank. At September 30, 2025, our available secured line of credit at the Reserve Bank was $98.0 million versus $105.6 million at December 31, 2024. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of September 30, 2025 and December 31, 2024. There was no outstanding balance on the line of credit as of September 30, 2025 and December 31, 2024.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at September 30, 2025 include callable advances of $80.3 million and amortizing advances of $1.0 million. There were no callable advances outstanding and $269 thousand of amortizing advances at December 31, 2024. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of September 30, 2025 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2025	$—	—%
2026	50,000	4.03
2027	56,171	3.18
2028	25,150	2.90
2029	—	—
Thereafter	1,020	2.54
Total FHLB advances	$132,341	3.44%

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Board of Governors of the Federal Reserve System (“Federal Reserve”). During the fourth quarter of 2024 we paid down $20.0 million of the outstanding subordinated notes. As of September 30, 2025 we have an outstanding subordinated note balance of $20.0 million.

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

In connection with the acquisition, the Company assumed $13.0 million in fixed-to-floating rate subordinated notes, that had a fair value of $11.2 million (the “2031 Notes”) issued by Guaranty Bancorp. The 2031 Notes were originally issued on March 23, 2021 with a maturity date of April 1, 2031. The 2031 Notes bear a fixed-to-floating interest rate of 4.875% through April 1, 2026, payable quarterly in arrears. Beginning April 1, 2026 and thereafter, the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.82%. We have the option beginning with the interest payment date of April 1, 2026, and on any scheduled payment date thereafter, to redeem the 2031 Notes, in whole or in part upon prior approval of the Federal Reserve.

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

(in thousands)	September 30, 2025	December 31, 2024
Customer Repurchase Agreements
US Government-sponsored enterprises	$7,615	$7,062
Total	$7,615	$7,062

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2025	December 31, 2024
Time less than $100,000	$467,155	$439,648
Time $100,000 through $250,000	279,354	203,962
Time $250,000 or more	235,484	186,664
Total	$981,993	$830,274

At September 30, 2025 and December 31, 2024, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2025	December 31, 2024
Within 1 year	$949,202	$806,974
Over 1 year to 2 years	21,192	16,422
Over 2 years to 3 years	5,669	4,028
Over 3 years to 4 years	2,591	1,805
Over 4 years to 5 years	3,321	931
Over 5 years	18	114
Total	$981,993	$830,274

Included in time deposits are brokered deposits of $237.6 million and $256.0 million at September 30, 2025 and December 31, 2024, respectively.  Also included in time deposits are reciprocal deposits of $72.6 million and $62.5 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 7.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

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

At September 30, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The actual and required capital ratios are, as follows:

	September 30, 2025
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$487,228	13.05%	$298,661	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	402,171	10.77	167,997	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	422,791	11.33	223,995	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	422,791	9.58	176,606	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$478,136	12.84%	$297,937	8.00%		$372,421	10.00%
Common equity Tier 1 capital to risk-weighted assets	442,699	11.89	167,589	4.50		242,073	6.50
Tier 1 capital to risk-weighted assets	442,699	11.89	223,452	6.00		297,936	8.00
Tier 1 capital to average assets (leverage ratio)	442,699	10.04	176,434	4.00		220,542	5.00

	December 31, 2024
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$454,960	13.47%	$270,206	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	386,548	11.45	151,918	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	407,168	12.06	202,571	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	407,168	10.30	158,123	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$452,823	13.44%	$269,538	8.00%		$336,922	10.00%
Common equity Tier 1 capital to risk-weighted assets	421,031	12.50	151,571	4.50		218,936	6.50
Tier 1 capital to risk-weighted assets	421,031	12.50	202,095	6.00		269,460	8.00
Tier 1 capital to average assets (leverage ratio)	421,031	10.66	157,985	4.00		197,482	5.00

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) is, as follows:

(in thousands)	September 30, 2025	December 31, 2024
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities, net of reclassifications	$(46,628)	$(62,298)
Net unrealized loss on hedging derivatives	(4,575)	(3,368)
Net unrealized loss on post-retirement plans	(1,565)	(1,565)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities, net of reclassifications	11,297	14,557
Net unrealized loss on hedging derivatives	1,094	786
Net unrealized loss on post-retirement plans	352	352
Accumulated other comprehensive loss	$(40,025)	$(51,536)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2025
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$9,718	$(2,165)	$7,553
Less: reclassification adjustment for gains (losses) realized in net income	241	(59)	182
Net unrealized gain (loss) on AFS securities	9,477	(2,106)	7,371

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	1,852	(439)	1,413
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	1,852	(439)	1,413

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$11,329	$(2,545)	$8,784

Three Months Ended September 30, 2024
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$16,147	$(3,808)	$12,339
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on AFS securities	16,147	(3,808)	12,339

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	82	(19)	63
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	82	(19)	63

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$16,229	$(3,827)	$12,402

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2025
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$12,711	$(2,531)	$10,180
Less: reclassification adjustment for gains (losses) realized in net income	(2,959)	729	(2,230)
Net unrealized gain (loss) on AFS securities	15,670	(3,260)	12,410

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,207)	308	(899)

Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(1,207)	308	(899)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$14,463	$(2,952)	$11,511

Nine Months Ended September 30, 2024
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$10,093	$(2,380)	$7,713
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized gain (loss) on AFS securities	10,043	(2,368)	7,675

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,167)	275	(892)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(1,167)	275	(892)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	22	(28)	(6)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	22	(28)	(6)
Other comprehensive income (loss)	$8,898	$(2,121)	$6,777

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and nine months ended September 30, 2025 and 2024:

	Net unrealized	Net unrealized	Net unrealized
	gain (loss)	gain (loss)	loss
	on AFS	on hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended September 30, 2025
Balance at beginning of period	$(42,702)	$(4,894)	$(1,213)	$(48,809)
Other comprehensive gain (loss) before reclassifications	7,553	1,413	—	8,966
Less: amounts reclassified from accumulated other comprehensive income	182	—	—	182
Total other comprehensive income (loss)	7,371	1,413	—	8,784
Balance at end of period	$(35,331)	$(3,481)	$(1,213)	$(40,025)

Three Months Ended September 30, 2024
Balance at beginning of period	$(52,313)	$(1,965)	$(1,209)	$(55,487)
Other comprehensive gain (loss) before reclassifications	12,339	63	—	12,402
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	12,339	63	—	12,402
Balance at end of period	$(39,974)	$(1,902)	$(1,209)	$(43,085)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)
Other comprehensive gain (loss) before reclassifications	10,180	(899)	—	9,281
Less: amounts reclassified from accumulated other comprehensive income	(2,230)	—	—	(2,230)
Total other comprehensive income (loss)	12,410	(899)	—	11,511
Balance at end of period	$(35,331)	$(3,481)	$(1,213)	$(40,025)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive gain (loss) before reclassifications	7,713	(892)	(6)	6,815
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive income (loss)	7,675	(892)	(6)	6,777
Balance at end of period	$(39,974)	$(1,902)	$(1,209)	$(43,085)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2025	2024	2025	2024	Net Income is Presented
Net realized (losses) gains on AFS securities:
Before tax	$241	$—	$(2,959)	$50	Non-interest income
Tax effect	(59)	—	729	(12)	Tax expense
Total reclassifications for the period	$182	$—	$(2,230)	$38

NOTE 8.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2025	2024	2025	2024
Net income	$8,855	$12,193	$25,158	$32,545

Average number of basic common shares outstanding(1)	16,230,758	15,260,942	15,621,752	15,229,029
Plus: dilutive effect of stock options and awards outstanding	52,862	65,132	63,463	62,863
Average number of diluted common shares outstanding(2)	16,283,620	15,326,074	15,685,215	15,291,892

Earnings per share:
Basic	$0.55	$0.80	$1.61	$2.14
Diluted	0.54	0.80	1.60	2.13
(1)	The Company issued 1,350,464 shares of common stock in consideration for the acquisition of Guaranty. Refer to Note 2 of the consolidated financial statements for further details.
(2)	Average diluted shares outstanding are computed using the treasury stock method.

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

Information about derivative assets and liabilities at September 30, 2025 and December 31, 2024, follows:

	September 30, 2025
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	50,000	0.5	(747)	Other liabilities
Total cash flow hedges	50,000		(747)

Fair value hedges:
Interest rate swap on securities	37,190	3.8	2,524	Other assets
Total fair value hedges	37,190		2,524

Economic hedges:
Forward sale commitments	8,543	—	(6)	Other liabilities
Customer Loan Swaps-MNA Counterparty	329,769	4.3	(4,969)	Other liabilities
Customer Loan Swaps-RPA Counterparty	196,632	4.7	(2,273)	Other liabilities
Customer Loan Swaps-Customer	526,401	4.4	7,242	Other assets
Total economic hedges	1,061,345		(6)

Non-hedging derivatives:
Interest rate lock commitments	3,757	0.1	111	Other assets
Total non-hedging derivatives	3,757		111

Total	$1,152,292		$1,882

	December 31, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$25,000	0.3	$261	Other assets
Interest rate swap on variable rate loans	50,000	1.2	(2,036)	Other liabilities
Total cash flow hedges	75,000		(1,775)

Fair value hedges:
Interest rate swap on securities	37,190	4.6	3,969	Other assets
Total fair value hedges	37,190		3,969

Economic hedges:
Forward sale commitments	4,786	—	13	Other assets
Customer Loan Swaps-MNA Counterparty	240,031	4.3	(14,243)	Other liabilities
Customer Loan Swaps-RPA Counterparty	162,302	5.2	(286)	Other liabilities
Customer Loan Swaps-Customer	402,333	4.7	14,529	Other assets
Total economic hedges	809,452		13

Non-hedging derivatives:
Interest rate lock commitments	3,760	0.1	85	Other assets
Total non-hedging derivatives	3,760		85

Total	$925,402		$2,292

As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
September 30, 2025
Interest rate swap on securities	Securities available for sale	$30,837	$(6,353)

December 31, 2024
Interest rate swap on securities	Securities available for sale	$31,627	$(5,563)

Information about derivative assets and liabilities for three and nine months ended September 30, 2025 and 2024, follows:

	Three Months Ended September 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$—
Interest rate swap on variable rate loans	339	Interest income	—	Interest income	(466)
Total cash flow hedges	339		—		(466)

Fair value hedges:
Interest rate swap on securities	1,074	Interest income	—	Interest income	281
Total fair value hedges	1,074		—		281

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	48
Total economic hedges	—		—		48

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(127)
Total non-hedging derivatives	—		—		(127)

Total	$1,413		$—		$(264)

	Three Months Ended September 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(706)	Interest expense	$—	Interest expense	$828
Interest rate swap on variable rate loans	911	Interest income	—	Interest income	(588)
Total cash flow hedges	205		—		240

Fair value hedges:
Interest rate swap on securities	(142)	Interest income	—	Interest income	372
Total economic hedges	(142)		—		372

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(23)
Total economic hedges	—		—		(23)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	1
Total non-hedging derivatives	—		—		1

Total	$63		$—		$590

	Nine Months Ended September 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(200)	Interest expense	$—	Interest expense	$269
Interest rate swap on variable rate loans	994	Interest income	—	Interest income	(1,380)
Total cash flow hedges	794		—		(1,111)

Fair value hedges:
Interest rate swap on securities	(1,693)	Interest income	—	Interest income	834
Total fair value hedges	(1,693)		—		834

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(19)
Total economic hedges	—		—		(19)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	26
Total non-hedging derivatives	—		—		26

Total	$(899)		$—		$(270)

	Nine Months Ended September 30, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,572)	Interest expense	$—	Interest expense	$2,483
Interest rate swap on variable rate loans	1,062	Interest income	—	Interest income	(1,758)
Total cash flow hedges	(510)		—		725

Fair value hedges:
Interest rate swap on securities	(382)	Interest income	—	Interest income	1,113
Total economic hedges	(382)		—		1,113

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	12
Total economic hedges	—		—		12

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	84
Total non-hedging derivatives	—		—		84

Total	$(892)		$—		$1,934

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$48,426	$6,355	$16,419	$2,544	$10,567

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	—	—
Interest rate swap on variable rate loans	(466)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	281	—	—	—

	Three Months Ended September 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$42,042	$6,538	$16,174	$3,448	$9,653

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	828	—
Interest rate swap on variable rate loans	(588)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	372	—	—	—

	Nine Months Ended September 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$132,956	$17,112	$47,442	$8,845	$24,131

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	269	—
Interest rate swap on variable rate loans	(1,380)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	834	—	—	—

	Nine Months Ended September 30, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$122,146	$19,095	$45,486	$10,983	$27,496

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	2,483	—
Interest rate swap on variable rate loans	(1,758)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,113	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for three and nine months ended September 30, 2025 and 2024 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	in Non-interest Income	2025	2024	2025	2024
Economic hedges:
Forward commitments	Mortgage banking income	$48	$(23)	$(19)	$12

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	(127)	1	26	84

Cash flow hedges

Interest rate swaps on wholesale funding

As of September 30, 2025, we have no remaining interest rate swaps on wholesale borrowings. The agreement we entered into in April 2020 matured effective April 2025.

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

The below tables describe the potential effect of master netting arrangements on the consolidated balance sheets and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of September 30, 2025
Customer Loan Derivatives:
MNA counterparty	$(4,969)	$4,969	$—	$—
RPA counterparty	(2,273)	2,273	—	—
Total	$(7,242)	$7,242	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2024
Customer Loan Derivatives:
MNA counterparty	$(14,243)	$14,243	$—	$—
RPA counterparty	(286)	286	—	—
Total	$(14,529)	$14,529	$—	$—

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

NOTE 10.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,124	$—	$1,124
Mortgage-backed securities:
US Government-sponsored enterprises	—	254,939	—	254,939
US Government agency	—	141,291	—	141,291
Private label	—	11,126	—	11,126
Obligations of states and political subdivisions thereof	—	102,623	—	102,623
Corporate bonds	—	84,504	2,203	86,707
Loans held for sale	—	5,545	—	5,545
Derivative assets	—	9,767	111	9,878
Derivative liabilities	—	(7,989)	(6)	(7,995)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available for sale securities:
Obligations of US Government-sponsored enterprises	$—	$1,318	$—	$1,318
Mortgage-backed securities:
US Government-sponsored enterprises	—	177,316	—	177,316
US Government agency	—	103,916	—	103,916
Private label	—	39,564	—	39,564
Obligations of states and political subdivisions thereof	—	105,452	—	105,452
Corporate bonds	—	93,452	—	93,452
Loans held for sale	—	1,235	—	1,235
Derivative assets	—	18,759	98	18,857
Derivative liabilities	—	(16,565)	—	(16,565)

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

Corporate Bonds

At September 30, 2025, the Company held one corporate bond investment classified as available-for-sale for which the fair value was determined using unobservable inputs, resulting in a Level 3 classification under the fair value hierarchy. During the quarter ended June 30, 2025, management identified a change in the estimated future cash flows associated with this security. As a result, the Company recognized an impairment loss of $4.4 million and charged off an allowance for credit losses of $1.2 million. In the third quarter 2025, the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million as of September 30, 2025. These losses were recorded in net gain (loss) on available-for-sale debt securities in the consolidated statements of income.

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

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of September 30, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

	Assets (Liabilities)
	Interest Rate Lock	Forward	Corporate
(in thousands)	Commitments	Commitments	Bond
Three Months Ended September 30, 2025
Balance at beginning of period	$238	$(54)	$2,403
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	(127)	48	(200)
Balance at end of period	$111	$(6)	$2,203

Three Months Ended September 30, 2024
Balance at beginning of period	$146	$15	$—
Realized gain (loss) recognized in non-interest income	1	(23)	—
Balance at end of period	$147	$(8)	$—

Nine Months Ended September 30, 2025
Balance at beginning of period	$85	$13	$—
Transfer into level 3 at the end of the period	—	—	2,403
Realized gain (loss) recognized in non-interest income	26	(19)	(200)
Balance at end of period	$111	$(6)	$2,203

Nine Months Ended September 30, 2024
Balance at beginning of period	$63	$(20)	$—
Realized gain (loss) recognized in non-interest income	84	12	—
Balance at end of period	$147	$(8)	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	September 30,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2025	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$111	Pull-through Rate Analysis	Closing Ratio	97%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(6)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.3 to $104.1

Corporate bond	2,203	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $2,203
			Loss Severity	65%
Total	$2,308

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$85	Pull-through Rate Analysis	Closing Ratio	93%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	13	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99 to $102.9
Total	$98

At the end of the second quarter 2025 the Company transferred a corporate bond with a fair value of $2.4 million into level 3 due to a change in the fair value technique to using a present value discounted cash flow approach. During the quarter ended September 30, 2025 the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million. This write down incorporated management’s current expectations about the timing and amount of future cash flows, which were adjusted for expected prepayments and credit-related losses. The revised cash flows were then discounted using the bond’s original effective interest rate. Unobservable inputs used in the fair value measurement included the discount rate, expected cash flows, and loss severity.

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

					Fair Value
			Three Months Ended	Nine Months Ended	Measurement Date as of
	Sept 30, 2025	Dec 31, 2024	September 30, 2025	September 30, 2025	September 30, 2025
	Level 3	Level 3	Total	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$2,697	$3,224	$(886)	$(527)	September 2025
Capitalized servicing rights	7,021	7,285	292	(264)	September 2025
Premises held for sale	—	419	(405)	(419)	September 2025
Total	$9,718	$10,928	$(999)	$(1,210)

There are no liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets follows:

(in thousands, except ratios)	Fair Value September 30, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$1,914	Fair value of collateral-appraised value	Loss severity	10% to 75%
			Appraised value	$75 to $852

Individually evaluated loans	783	Discounted cash flow	Discount rate	4.00% to 6.06%
			Cash flows	$370 to $489

Capitalized servicing rights	7,021	Discounted cash flow	Constant prepayment rate	8.05%
			Discount rate	9.62%

Premises held for sale	—	Fair value of asset less selling costs	Appraised value	$0
			Selling Costs	5%
Total	$9,718
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans	$2,733	Fair value of collateral-appraised value	Loss severity	10% to 65%
			Appraised value	$257 to $1,260

Individually evaluated loans	491	Discount cash flow	Discount rate	4.00% to 4.99%
			Cash flows	$497 to $501

Capitalized servicing rights	7,285	Discounted cash flow	Constant prepayment rate	6.52%
			Discount rate	10.06%

Premises held for sale	419	Fair value of asset less selling costs	Appraised value	$440
			Selling Costs	5%
Total	$10,928
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2025 and December 31, 2024.

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

Other real estate owned (“OREO”)

OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no OREO as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$136,714	$136,714	$136,714	$—	$—
Available-for-sale debt securities	597,810	597,810	—	595,607	2,203
FHLB stock	8,560	n/a	n/a	n/a	n/a
Loans held for sale	5,545	5,545	—	5,545	—
Net loans	3,549,776	3,445,198	—	—	3,445,198
Accrued interest receivable	16,223	16,223	110	3,958	12,155
Derivative assets	9,878	9,878	—	9,767	111

Financial Liabilities
Non-maturity deposits	$2,966,203	$2,810,261	$—	$2,810,261	$—
Time deposits	981,993	979,251	—	979,251	—
Securities sold under agreements to repurchase	7,615	7,615	—	7,615	—
FHLB advances	132,341	132,283	—	132,051	232
Subordinated borrowings	52,229	49,240	—	49,240	—
Accrued interest payable	7,490	7,490	—	7,490	—
Derivative liabilities	7,995	7,995	—	7,989	6

	December 31, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,162	$72,162	$72,162	$—	$—
Available-for-sale debt securities	521,018	521,018	—	521,018	—
FHLB stock	12,237	12,237	—	12,237	—
Loans held for sale	1,235	1,235	—	1,235	—
Net loans	3,147,096	2,999,290	—	—	2,999,290
Accrued interest receivable	3,974	3,974	—	3,974	—
Cash surrender value of bank-owned life insurance policies	81,858	81,858	—	81,858	—
Derivative assets	18,857	18,857	—	18,759	98

Financial Liabilities
Non-maturity deposits	$2,437,414	$2,282,389	$—	$2,282,389	$—
Time deposits	830,274	828,068	—	828,068	—
Securities sold under agreements to repurchase	7,062	7,062	—	7,062	—
FHLB advances	242,919	242,779	—	242,779	—
Subordinated borrowings	40,620	46,070	—	46,070	—
Derivative liabilities	16,565	16,565	—	16,565	—

NOTE 11.           REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Non-interest income within the scope of ASC 606:
Trust management fees	$3,397	$3,476	$10,721	$10,464
Financial services fees	506	653	1,361	1,528
Interchange fees	2,202	1,977	5,973	5,842
Customer deposit fees	1,751	1,521	4,598	4,610
Other customer service fees	358	290	854	783
Total non-interest income within the scope of ASC 606	8,214	7,917	23,507	23,227
Total non-interest income not within the scope of ASC 606	2,353	1,736	624	4,269
Total non-interest income	$10,567	$9,653	$24,131	$27,496

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Timing of Revenue Recognition
Products and services transferred at a point in time	$4,478	$4,199	$12,100	$12,095
Products and services transferred over time	3,736	3,718	11,407	11,132
Total	$8,214	$7,917	$23,507	$23,227

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	September 30, 2025	December 31, 2024
Balances from contracts with customers only:
Other Assets	$1,581	$1,479
Other Liabilities	784	1,360

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

NOTE 12.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill as of September 30, 2025 and December 31, 2024  is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Balance at beginning of year	$119,477	$119,477
Acquisition (1)	22,342	—
Balance at end of year	$141,819	$119,477

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $22.3 million in goodwill. Refer to Note 2 for further details.

The components of other intangible assets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits) (1)	$22,691	$(6,435)	$16,256
Customer list and other intangibles	2,119	(1,386)	733
Total	$24,810	$(7,821)	$16,989

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $14.0 million in CDI assets that will amortize over a 10 year period. Refer to Note 2 for further details.

	December 31, 2024
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(6,423)	$3,060
Customer list and other intangibles	2,118	(1,240)	878
Total	$11,601	$(7,663)	$3,938

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles for the three months ended September 30, 2025 and 2024 were $466 thousand and $233 thousand, respectively. Amortization expenses related to intangibles for the nine months ended September 30, 2025 and 2024 were $932 thousand and $699 thousand, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining at September 30, 2025 is as follows:

Other Intangible
(in thousands)	Assets
2025	$582
2026	2,330
2027	2,330
2028	2,357
2029	1,583
2030	1,398
and thereafter	6,409
Total	$16,989

NOTE 13.           LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Most of our leases are for branches, ATM locations, and office space and have terms extending through 2046. All leases are classified as operating leases, and are recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset with a corresponding lease liability.

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	September 30, 2025	December 31, 2024
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$9,560	$8,586
Lease Liabilities
Operating lease liabilities	Other liabilities	10,277	9,240

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

The following table presents the weighted average lease term and discount rate of the leases:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	11.05	11.74
Weighted-average discount rate
Operating leases	3.13%	2.83%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lease Costs
Operating lease cost	$429	$374	$1,220	$1,125
Variable lease cost	48	71	296	328
Total lease cost	$477	$445	$1,516	$1,453

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
September 30, 2026	$1,670
September 30, 2027	1,563
September 30, 2028	1,324
September 30, 2029	1,064
September 30, 2030	770
Thereafter	5,059
Total future minimum lease payments	11,450
Amounts representing interest	(1,173)
Present value of net future minimum lease payments	$10,277

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2025 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements", “Part I, Item 1.A. Risk Factors” for the year ended December 31, 2024, and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

●	Liquidity remains strong, with cash and available for sale securities representing approximately 16% of our total assets at September 30, 2025. We maintain the ability to access sources of contingent liquidity at the FHLB and the Reserve Bank. We consider the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to “Liquidity and Cash Flows” for additional information.

●	Capital remains strong, with both the Company and the Bank well capitalized under regulatory guidelines at period end as further described in Note 7 – “Capital Ratios and Shareholders’ Equity” to our unaudited consolidated financial statements.

●	Asset quality remains strong, with non-performing assets to total assets of 0.25% as of September 30, 2025 and net charge-offs of $316 thousand, reflecting our continued strong credit performance in the midst of a challenging environment.

Merger Completion with  Guaranty Bancorp, Inc.

On July 31, 2025, we completed our acquisition of Guaranty Bancorp, Inc. (“Guaranty”), the parent company of Woodsville Guaranty Savings Bank (“Woodsville”), and its results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s third quarter and nine months ended 2025 results reflect increased levels of average balances, net interest income, non-interest income and expense compared to its prior quarter and nine months ended of 2024 results. After purchase accounting fair value adjustments, the acquisition added $658.1 million of total assets, including $413.4 million of loans, as well as $641.2 million of total liabilities, primarily consisting of $531.3 million in deposits and $109.2 million in borrowings. The Company recorded goodwill of $22.3 million and core deposit intangibles of $14.0 million in other intangibles related to the acquisition.

With the completion of the acquisition, we increased our presence in New Hampshire with the addition of 9 branches. As of September 30, 2025 we have over 60 branches across Maine and New Hampshire. Our total assets increased to $4.7 billion as of September 30, 2025.

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

QUARTERLY PERFORMANCE SUMMARY

Earnings (quarter ended September 30, 2025, compared to the same period of 2024 unless otherwise stated)

●	Third quarter 2025 GAAP net income of $8.9 million or $0.54 per diluted share and adjusted earnings (Non-GAAP) of $15.4 million or $0.95 per diluted share compared to GAAP and adjusted earnings (Non-GAAP) net income of $12.2 million and $0.80 per diluted share for the third quarter 2024.

●	Adjusted return on assets (Non-GAAP) was 1.35% versus 1.20% and adjusted return on equity was 12.16% compared to 10.68%. Adjusted return on assets (Non-GAAP) increased due to disciplined loan pricing, managed deposit costs and Woodsville acquisition. See “Financial Position” for further discussion.

●	Net interest income was $37.0 million compared to $29.0 million and net interest margin (“NIM”) was 3.56%, versus 3.15%. Loan income increased $6.4 million for the third quarter 2025 compared to the third quarter 2024 driven by $4.6 million from the Woodsville acquisition and $1.2 million driven by rate changes on the commercial portfolio.

●	Allowance to total loans increased to 0.95% from 0.94% as net charge-offs on loans continue to be minimal and stable while credit quality continues to remain strong. Total non-accruing loans to total loans was 0.27% compared to the prior third quarter 2024 at 0.23%.

●	Non-interest income increased $914 thousand in the third quarter 2025 to $10.6 million compared to $9.7 million in the same quarter 2024 primarily driven by customer service fees driven by the Woodsville acquisition. Customer Derivative income increased $697 thousand year over year driven by timing of swaps and the interest rate environment.

●	Non-interest expenses increased $8.0 million to $32.7 million in the third quarter 2025 compared to $24.8 million in the third quarter 2024 driven by $5.0 million in acquisition, conversion expenses, $1.6 million increase in Salaries and benefits, $474 increased Occupancy and equipment, and Other expenses increased $520 thousand for the third quarter 2025 compared to the third quarter 2024.

●	The efficiency ratio improved to 56.7% compared to 62.09% reflecting net interest income growth and continued discipline on loan and deposit pricing year over year.

Financial Position (September 30, 2025, compared to June 30, 2025 unless otherwise stated)

●	Total assets increased $610 million or 15% to $4.7 billion at the end of the third quarter 2025 primarily due to the acquisition of Woodsville. The Company used available liquidity, including deposits and cash acquired from Woodsville, to repay wholesale borrowings.

●	Total cash and cash equivalents were $136.7 million at the end of the third quarter 2025, compared to $87.0 million at the end of the second quarter 2025. Interest-earning deposits held with other banks increased to $94.0 million at the end of the third quarter 2025, compared to $36.1 million at the end of the second quarter and yielded 4.49% and 4.68%, respectively. The change in cash balances was driven by the acquisition of Woodsville.

●	Available-for-sale debt securities increased $69.1 million to $597.8 million compared to $528.7 million at second quarter 2025 driven by acquired securities of $115.6 million from Woodsville, organic purchases of $15.1 million, calls and paydowns of $31.5 million and sales of $40.8 million. Fair value adjustments decreased the securities portfolio by $53.0 million at quarter-end compared to $64.1 million at the end of the second quarter. During the third quarter, there was a $241 thousand gain on available-for-sale debt securities. There was no provision for available-for-sale investments in the third quarter of 2025 and 2024. We have one nonaccrual corporate bond of $8.0 million that we have written-off $5.8 million as of September 30, 2025, of which $4.9 million is recognized in losses on available-for-sale debt securities. The quarter-to-date weighted average yield of the securities portfolio was 4.14% compared to 3.86% at the end of second quarter driven by continued purchase of higher coupon fixed-rate securities and acquisition of the Woodsville portfolio. As of third and second quarter-end, our securities portfolio had an average life of 7.4 years and 8.4 years respectively, with an effective duration of 5.3 years and 5.5 years. All securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

●	FHLB stock declined $4.1 million to $8.6 million at September 30, 2025 driven by the decline in FHLB borrowings as a result of the repayment of $119.2 million in FHLB advances. This was partially offset by the acquisition of $4.4 million in stock and the assumption of $97.1 million of borrowings from Woodsville.

●	Total loans increased to $3.6 billion from $3.2 billion in the second quarter driven by acquisition growth of $413.4 million from Woodsville. Total Commercial loans increased to $2.3 billion from $2.2 billion in the second quarter with $143.5 million in acquisition growth and an increase of $36.8 million organic growth which equates to an annualized growth rate of 5%. Residential real estate loans increased to $1.0 billion driven by a $248.5 million increase from acquisition loans. Loans held for sale grew $2.7 million as we experienced continued seasonal increase in demand for mortgage products with contributed changes in the interest rate environment.

●	The allowance for credit losses on loans increased $5.1 million which was driven by $4.0 million in reserves on non-PCD loans, $1.6 million in PCD loans from Woodsville and $316 thousand in net charge-offs. As a result, the allowance grew to $33.9 million at the end of the third quarter 2025 compared to $28.9 million at the end of the second quarter 2025. The allowance for credit losses to total loans coverage ratio for the third quarter 2025 compared to the second quarter 2025 increased to 0.95% from 0.92%.

●	Premises and equipment increased $6.2 million in the third quarter to $58.8 million compared to $52.6 million at the end of the second quarter 2025 driven by $6.6 million in acquired assets from Woodsville. There was a $206 thousand gain on sale of premises and equipment from the sale of driven by the sale of two properties.

●	Goodwill increased $22.3 million in the third quarter 2025 as the result of the acquisition of Woodsville assets and other intangible assets increased $13.5 million in the third quarter 2025 compared to the second quarter 2025 to $17.0 million driven by $14 million core deposit intangible asset of the acquisition offset by amortization.

●	Cash surrender value of bank-owned life insurance increased $12.5 million driven by $11.8 million in acquired bank-owned life insurance and $665 thousand in returns within the plan compared to the second quarter 2025.

●	Total deposits grew to $3.9 billion at the end of the third quarter of 2025 driven by $531.3 million in acquired deposits related to the Woodsville acquisition complimented by 16% annualized quarter to date organic growth compared to the second quarter 2025. The increase was driven primarily by non-interest bearing demand and money market accounts.

●	Senior borrowings decreased $116.5 million at the end of third quarter 2025 driven by loan paydowns, deposits and proceeds from investment portfolio sales were strategically utilized to decrease borrowing levels. $97.0 million in borrowings were acquired from Woodsville of which $15.0 million was paid off shortly after acquisition. $119.2 million of the Company’s senior borrowings were paid down within the quarter.

●	The Company's book value per share was $31.22 as of the end of the third quarter 2025 compared to $30.60 at the end of the second quarter 2025. Tangible book value per share (non-GAAP) was $21.70 at the end of the third quarter 2025, compared to $22.58 at the end of the second quarter 2025.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

Cash and cash equivalents

Total cash and cash equivalents were $136.7 million at the end of the third quarter 2025, compared to $72.2 million at the end of the fourth quarter 2024.  Interest-earning deposits held with other banks increased at the end of the third quarter 2025 to $94.0 million, compared to $37.9 million at the end of the fourth quarter and yielded 4.49% and 4.92%, respectively. The change in cash balances was driven by pay downs in loans and the acquisition of Woodsville cash.

Securities

Securities available for sale was $597.8 million compared to $521.0 million in the fourth quarter 2024 driven by purchases of $67.7 million, $115.0 million in acquired investments, offset by $40.8 million in acquired investments sold, $73.1 million in paydowns and called securities. The average yield of the total securities portfolio for the third quarter 2025 was 4.14% compared to 3.69% for the fourth quarter 2024 primarily due to the change in the profile of the yield curve and a shift from commercial lending obligation investments to agencies and higher coupon fixed-rate securities. Fair value adjustments were $53.0 million at the end of the third quarter 2025 compared to $62.3 million at the end of the fourth quarter 2024. As of the end of the third quarter 2025 and fourth quarter 2024, respectively, our securities portfolio maintained an average life of 7.4 and 9.0 years with an effective duration of 5.3 and 5.0 years. All securities remain classified as available for sale to provide flexibility in asset funding and other opportunities as they arise.

Management recorded an allowance for credit losses on two corporate notes where there was a change in future estimated cash flows during the year ended December 31, 2024. A discounted cash flow approach was used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. During the third quarter 2025, there was a $241 thousand gain on sale of acquired available-for-sale debt securities, and a $200 thousand write-off of the corporate debt securities compared to $5.6 million in the second quarter in corporate debt securities due to credit deterioration. For the nine months ended September 30, 2025, management wrote down $5.8 million on available-for-sale debt securities and other receivables. The losses were included in net gain (loss) on available-for-sale debt securities in the consolidated statements of income. The losses were driven by credit deterioration caused by fraudulent activity by the borrower on a security initially investment-grade.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock decreased to $8.6 million at the end of the third quarter 2025 compared to $12.2 million at the fourth quarter 2024.  The acquisition of $4.4 million in FHLB stock was offset by net redemptions of $8.0 million in FHLB stock primarily driven by the strategic deployment of cash to pay down advances from the FHLB.

Loans

Total loans were $3.6 billion driven by the acquisition of $413.4 million from Woodsville. Total commercial loans increased to $2.3 billion from $2.1 billion in the fourth quarter 2024 with $143.5 million from the acquisition and organic growth of $75.1 million. Residential real estate loans increased to $1.0 billion driven by $248.5 million in acquired loans.  Loans held for sale increased $4.3 million driven by demand for mortgage products with corresponding changes in the interest rate environment.

Allowance for Credit Losses

The allowance for credit losses on loans increased $5.2 million to $33.9 million at the end of the third quarter 2025 compared to $28.7 million at the end of the fourth quarter 2024 driven by $4.0 million in reserves on  non-PCD loans and $1.6 million in PCD loans from Woodsville. The allowance for credit losses to total loans coverage ratio was 0.95% at the end of third quarter 2025 compared to 0.91% at the end of the fourth quarter 2024.  Strong asset quality metrics and general macroeconomic trends impact the loan portfolio and drive ACL levels.

Deposits

Total deposits grew to $4.0 billion at the end of the third quarter of 2025 driven by $531.3 million in acquired deposits related to the Woodsville acquisition complimented by $149.2 million in organic growth compared to the fourth quarter 2024. The increase was driven primarily by the acquisition of Woodsville and the organic growth of  $41.4 in interest-bearing demand, $27.9 million in non-interest bearing demand, $30.4 million in money market, and  $52.8 million in time accounts.

Borrowings

Senior borrowings decreased $110.0 million at the end of third quarter 2025 to $140.0 million as loan paydowns, deposits and proceeds from investment portfolio sales were strategically utilized to decrease borrowing levels.  $97.0 million in borrowings were acquired from Woodsville of which $15.0 million were paid off shortly after acquisition. As a result of the acquisition, we acquired $11.2 million of subordinated debt from Woodsville in the third quarter 2025.

Equity

The Company's book value per share was $31.22 as of the end of the third quarter 2025 compared to $30.00 at the end of the fourth quarter 2024.  Tangible book value per share (non-GAAP) was $21.70 at the end of the third quarter 2025, compared to $21.93 at the end of the fourth quarter 2024.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

Net Income

Third quarter 2025 GAAP net income was $8.9 million or $0.54 per diluted share and adjusted earnings (Non-GAAP) was $15.4 million or $0.95 per diluted share compared to GAAP net income and adjusted earnings (Non-GAAP) of $12.2 million or $0.80 per diluted share in the third quarter of 2024.

At September 30, 2025 year-to-date GAAP net income was $25.2 million or $1.60 per diluted share and adjusted earnings (Non-GAAP) was $36.6 million or $2.33 per diluted share compared to GAAP net income of $32.5 million or $2.13 per diluted share and adjusted earnings (Non-GAAP) of $32.2 million or $2.11 per diluted share in the nine months ended September 30, 2024.

The net interest margin increased to 3.56% in the third quarter 2025 compared to 3.15% in the same respective quarter 2024. Loan income increased $6.4 million for the third quarter 2025 compared to the third quarter 2024 driven by $4.6 million from the Woodsville acquisition and $1.2 million by rate changes on the commercial portfolio.

The net interest margin for the nine months ended September 30, 2025 was 3.32% compared to 3.14% for the nine months ended September 30, 2024.

Interest and Dividend Income

Total interest and dividend income increased by 15.1% or $7.3 million to $55.9 million in the third quarter 2025 compared to $48.6 million in the prior year primarily driven by the repricing of commercial adjustable-rate loans and $265.3 million higher loan balances within the commercial real estate portfolio driven by $117.8 million in acquired loans. Yields on earning assets grew to 5.36% compared to 5.24% in the third quarter 2024. The yield on commercial real estate loans grew to 5.88% in the third quarter 2025 from 5.67% in the third quarter 2024.  Total loan yield growth was partially offset by a decrease in the commercial and industrial yields to 6.45% for the third quarter 2025 from 6.98% in the third quarter 2024.  Consumer yield remained flat at 7.23% for the third quarter 2025 and 2024 respectively.

Total interest and dividend income increased by 7.7% to $152.1 million for the nine months ended 2025 compared to $141.2 million in the prior year primarily driven by the same reasons noted for the quarter. Yields on earning assets grew to 5.23% for the nine months ended 2025 compared to 5.19% for the nine months ended 2024. The yield on commercial real estate loans grew to 5.73% for the nine months ended 2025 from 5.57% for the nine months ended 2024. The residential real estate yield increased from 4.12% to 4.23% and the commercial and industrial yield decreased to 6.47% from 6.80% for the nine months ended 2025 and 2024.

Net Interest Income and Net Interest Margin

The net interest margin increased to 3.56% in the third quarter 2025 compared to 3.15% in the same respective quarter 2024. Loan income increased $6.4 million for the third quarter 2025 compared to the third quarter 2024 driven by $4.6 million from the Woodsville acquisition and $1.2 million by rate changes on the commercial portfolio.

The net interest margin was 3.32% for the nine months ended 2025 compared to 3.14% in same respective quarter 2024. As average loan balances grew $231.6 million year over year, the yield on loans grew to 5.48% for the six months ended 2025, up from 5.40% in the same period for 2024.  Costs of interest-bearing deposits decreased to 2.41% for the nine months ended 2025 compared to 2.59% for the nine months ended 2024.

Total interest expense decreased $659 thousand for deposits in the third quarter 2025 compared the third quarter 2024.  Deposit costs were up $245 thousand or 1.5% year over year driven by the acquisition of $531.3 million in deposits from Woodsville partially offset by lower cost of funds on interest-bearing deposits yields at 2.12% from 2.35% for the third quarter ended 2024.  Borrowing costs decreased $904 thousand or 26.2% driven by the $216.2 million in paydowns offset partially by $97 million in acquisition borrowings accompanied by lower borrowing rates at 4.04% for the third quarter 2025 compared to 4.57% for the third quarter 2024.

Total interest expense for the nine months ended September 30, 2025 was $56.3 million compared to $56.5 million for the same period ended 2024 driven by higher cost of funds on deposits.  Cost of borrowings decreased $2.1 million driven by the strategic deployment of cash to pay down advances from FHLB.

Provision for Credit Losses

The Company recorded a $4.0 million reserve on non-PCD loans established through provision expense.

There was no provision for available-for-sale investments in the third quarter of 2025 and 2024.  We have one nonaccrual corporate bond of $8.0 million that we have written-off $5.8 million as of September 30, 2025, of which $4.9 million is recognized in losses on available-for-sale debt securities. At December 31, 2024 we had $9.0 million of corporate bonds that we allocated $568 thousand in related allowance for credit losses. In the first quarter of 2025, a $1.0 million nonaccrual security matured and was transferred to a financing receivable non-cash asset. In the second quarter 2025, the Company  determined that it no longer intended to hold the security until the recovery of the amortized cost basis.

Non-Interest Income

Non-interest income increased $914 thousand in the third quarter 2025 to $10.6 million compared to $9.7 million in the same quarter 2024 primarily driven by customer service fees which increased $523 thousand driven by the Woodsville acquisition. Customer Derivative income increased $697 thousand year over year driven by timing of swaps and the interest rate environment. Trust management fee income offset decreases $226 thousand driven by financial service income timing.

Non-interest income for the nine months ended 2025 was $24.1 million compared to $27.5 million for the same period ended 2024 driven by the write down of one available-for-sale debt security previous discussed above.

Non-Interest Expense

Non-interest expenses increased $8.0 million to $32.7 million in the third quarter 2025 compared to $24.8 million in the third quarter 2024 driven by $5.0 million in acquisition expenses related to Woodsville. Salaries and benefits increased $1.6 million to $15.9 million in the third quarter 2025 compared to $14.4 million in the third quarter 2024 primarily due to cost-of-living adjustments, additional salary from the Woodsville acquisition, and employee insurance costs. Occupancy and equipment increased $474 thousand driven by higher computer processing fees and maintenance contract costs.  Professional services fees decreased $145 thousand driven by timing, while marketing increased $221 thousand and amortization of intangibles increased $233 thousand due to the acquisition at the end of the third quarter 2025. Other expenses increased $520 thousand for the third quarter 2025 compared to the third quarter 2024 due primarily to increases in software expenses. Gain on sale of property increased year-over-year by $206 thousand driven by the sale of two properties in the third quarter 2025.

Non-interest expenses increased $11.8 million to $83.9 million for the nine months ended 2025 compared to the same period of 2024 driven primarily by $6.4 million in acquisition expenses from the Woodsville acquisition and $1.6 million in salaries and benefits mostly due to cost of living increases. Occupancy and equipment costs for the nine months ended 2025 were $10.8 million compared to $10.2 million for the same period 2024 driven by computer processing fees, maintenance contracts and lease expenses.

Income Tax Expense

Income tax expense was $2.2 million for the third quarter 2025 compared to $1.4 million for the third quarter of 2024, respectively. Our GAAP effective tax rate third quarter 2025 and the third quarter 2024 was 20% compared to 10% and the effective tax rate on adjusted earnings was 22% and 20%, respectively.  The prior year decrease in taxes and tax rate represents a one-time multiple year tax refund on tax exempt loan income and a state apportionment adjustment.

Income tax expense for the nine months ended 2025 was $6.1 million compared to $6.5 million in the same period 2024. The effective tax rate for the nine months ended 2025 was 19% compared to 17% for the same period 2024.

Liquidity and Cash Flows

Liquidity is measured by our ability to meet short-term cash needs at a reasonable cost or minimal loss. We seek to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer-initiated needs. Many factors affect our ability to meet liquidity needs, including variations in the markets served by our network of offices, mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

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

As of September 30, 2025, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of September 30, 2025, we had unused borrowing capacity at the FHLB of $384.7 million, unused borrowing capacity at the Reserve Bank of $98.0 million and unused lines of credit totaling $41.0 million, in addition to $136.7 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at September 30, 2025 and December 31, 2024 - Equity” for a discussion of shareholders’ equity together with Note 7 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $15.0 million and $13.3 million for the nine months ended September 30, 2025 and 2024, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
PER SHARE DATA
Net earnings, diluted	$0.54	$0.80	$1.60	$2.13
Adjusted earnings, diluted(1)	0.95	0.80	2.33	2.11
Total book value	31.22	30.12	31.22	30.12
Tangible book value per share(1)	21.70	22.02	21.70	22.02
Market price at period end	30.46	30.84	30.46	30.84
Dividends	0.32	0.30	0.94	0.88

PERFORMANCE RATIOS(2)
Return on assets	0.78%	1.20%	0.79%	1.09%
Adjusted return on assets(1)	1.35	1.20	1.15	1.08
Pre-tax, pre-provision return on assets	1.30	1.37	1.14	1.35
Adjusted pre-tax, pre-provision return on assets (1)	1.71	1.37	1.49	1.34
Return on equity	6.99	10.68	7.02	9.97
Adjusted return on equity(1)	12.16	10.68	10.20	9.86
Return on tangible equity	10.07	14.90	9.90	14.16
Adjusted return on tangible equity(1)	17.23	14.90	14.27	14.01
Net interest margin, fully taxable equivalent(1) (3)	3.56	3.15	3.32	3.14
Efficiency ratio(1)	56.70	62.09	60.02	62.52

FINANCIAL DATA (In millions)
Total assets	$4,717	$4,030	$4,717	$4,030
Total earning assets(4)	4,336	3,720	4,336	3,720
Total available-for-sale debt securities	598	536	598	536
Total loans	3,584	3,082	3,584	3,082
Total allowance for credit losses	34	29	34	29
Total goodwill and intangible assets	159	124	159	124
Total deposits	3,948	3,261	3,948	3,261
Total shareholders' equity	521	460	521	460
Net income	9	12	25	33
Adjusted income(1)	15	12	37	32

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries)(5)/average loans	0.04%	0.01%	0.03%	0.01%
Allowance for credit losses/total loans	0.95	0.94	0.95	0.94
Loans/deposits	91	95	91	95
Shareholders' equity to total assets	11.04	11.41	11.04	11.41
Tangible shareholders' equity to total tangible assets(1)	7.94	8.61	7.94	8.61
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and interest-bearing deposit with other banks. Securities are valued at amortized cost.
(5)	Current quarter annualized.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loans by collateral type and deposits and accompanying growth rates as of September 30, 2025 on an annualized basis:

LOAN ANALYSIS

							Organic Annualized
							Growth %
		Acquired WGSB					Quarter	Year
(in thousands, except ratios)	Sept 30, 2025	Balances (1)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	to Date	to Date
Commercial real estate	$1,942,659	$117,832	$1,767,206	$1,762,132	$1,741,223	$1,677,310	13%	6%
Commercial and industrial	405,759	25,651	400,908	370,683	388,599	382,554	(21)	(3)
Total commercial loans	2,348,418	143,483	2,168,114	2,132,815	2,129,822	2,059,864	7	5

Residential real estate	1,025,266	248,484	796,184	807,514	826,492	836,566	(10)	(8)
Consumer	126,345	16,215	111,036	105,404	103,803	103,415	(3)	8
Tax exempt and other	83,687	5,226	77,330	78,507	86,979	81,890	6	(13)
Total loans	$3,583,716	$413,408	$3,152,664	$3,124,240	$3,147,096	$3,081,735	2%	1%

DEPOSIT ANALYSIS

							Annualized
							Growth %
		Acquired WGSB					Quarter	Year
(in thousands, except ratios)	Sept 30, 2025	Balances (1)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	to Date	to Date
Non-interest bearing demand	$692,780	$89,274	$552,074	$547,401	$575,649	$604,963	41%	8%
Interest-bearing demand	1,137,362	185,802	931,854	930,031	910,191	913,910	8	6
Savings	647,428	104,792	542,579	551,280	545,816	544,235	—	(1)
Money market	488,633	52,470	370,709	405,326	405,758	380,624	71	10
Total non-maturity deposits	2,966,203	432,338	2,397,216	2,434,038	2,437,414	2,443,732	24	6
Time	981,993	98,951	894,772	862,773	830,274	817,354	(5)	8
Total deposits	$3,948,196	$531,289	$3,291,988	$3,296,811	$3,267,688	$3,261,086	16%	6%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2025			2024
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$81,709	$924	4.49%	$54,897	$765	5.54%
Available-for-sale debt securities	631,572	6,589	4.14	591,331	5,733	3.86
FHLB stock	11,168	217	7.71	10,158	258	10.10
Loans:
Commercial real estate	1,887,267	27,970	5.88	1,645,933	23,445	5.67
Commercial and industrial	483,380	7,860	6.45	473,049	8,297	6.98
Residential	963,311	10,731	4.42	851,426	8,793	4.11
Consumer	120,941	2,205	7.23	101,230	1,840	7.23
Total loans (1)	3,454,899	48,766	5.60	3,071,638	42,375	5.49
Total earning assets	4,179,348	56,496	5.36%	3,728,024	49,131	5.24%
Cash and due from banks	38,709			34,036
Allowance for credit losses	(31,246)			(28,893)
Goodwill and other intangible assets	139,822			123,761
Other assets	191,446			170,113
Total assets	$4,518,079			$4,027,041

Liabilities
Interest-bearing demand	$1,059,214	$3,779	1.42%	$888,325	$3,314	1.48%
Savings	617,314	994	0.64	547,482	958	0.70
Money market	432,952	2,825	2.59	378,855	2,985	3.13
Time	961,054	8,821	3.64	807,180	8,917	4.39
Total interest bearing deposits	3,070,534	16,419	2.12	2,621,842	16,174	2.45
Borrowings	250,110	2,544	4.04	312,891	3,448	4.38
Total interest bearing liabilities	3,320,644	18,963	2.27%	2,934,733	19,622	2.66%
Non-interest bearing demand deposits	647,981			577,428
Other liabilities	46,962			60,731
Total liabilities	4,015,587			3,572,892

Total shareholders' equity	502,492			454,149

Total liabilities and shareholders' equity	$4,518,079			$4,027,041

Net interest spread			3.09%			2.58%
Net interest margin			3.56			3.15
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Nine Months Ended September 30,
	2025			2024
	Average	Interest	Yield/	Average	Interest	Yield/
(in thousands, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$46,853	$1,514	4.32%	$39,174	1,685	5.75%
Available-for-sale debt securities	605,464	17,795	3.93	579,639	17,324	3.99
FHLB stock	11,395	566	6.64	10,417	745	9.42
Loans:
Commercial real estate	1,810,579	77,531	5.73	1,603,932	66,934	5.57
Commercial and industrial(3)	474,664	22,962	6.47	468,913	23,882	6.80
Residential	871,178	27,573	4.23	865,701	26,676	4.12
Consumer	112,195	5,910	7.04	98,492	5,323	7.22
Total loans (1)	3,268,616	133,976	5.48	3,037,038	122,815	5.40
Total earning assets	3,932,328	153,851	5.23%	3,666,268	142,569	5.19%
Cash and due from banks	33,247			32,188
Allowance for credit losses	(30,522)			(28,543)
Goodwill and other intangible assets	130,151			123,983
Other assets	179,540			181,816
Total assets	$4,244,744			$3,975,712

Liabilities
Interest-bearing demand	$969,162	$10,203	1.41%	$882,884	9,276	1.40%
Savings	573,759	2,911	0.68	547,436	2,696	0.66
Money market	412,263	8,248	2.67	375,216	8,560	3.05
Time	902,696	26,080	3.86	775,316	24,954	4.30
Total interest bearing deposits	2,857,880	47,442	2.22	2,580,852	45,486	2.35
Borrowings	259,086	8,845	4.56	326,648	10,983	4.49
Total interest bearing liabilities	3,116,966	56,287	2.41%	2,907,500	56,469	2.59%
Non-interest bearing demand deposits	589,894			561,063
Other liabilities	58,473			71,187
Total liabilities	3,765,333			3,539,750

Total shareholders' equity	479,411			435,962

Total liabilities and shareholders' equity	$4,244,744			$3,975,712

Net interest spread			2.82%			2.60%
Net interest margin			3.32			3.14
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Calculations	2025	2024	2025	2024
Net income		$8,855	$12,193	$25,158	$32,544
Non-recurring items:
Loss (gain) on available-for-sale debt securities (6)		(41)	—	4,901	(50)
Gain on sale of premises and equipment, net		(206)	—	(113)	(263)
Provision on non-PCD acquired loans		3,954	—	3,954	—
Acquisition, conversion and other expenses		4,978	—	6,422	20
Income tax expense (1)		(2,141)	—	(3,738)	(61)
Total non-recurring items		6,544	—	11,426	(354)
Total adjusted income(2)	(A)	$15,399	$12,193	$36,584	$32,190

Net interest income	(B)	$36,959	$28,958	$95,861	$84,772
Plus: Non-interest income		10,567	9,653	24,131	27,496
Total Revenue		47,526	38,611	119,992	112,268
Loss (gain) on available-for-sale debt securities (6)		(41)	—	4,901	(50)
Total adjusted revenue(2)	(C)	$47,485	$38,611	$124,893	$112,218

Total non-interest expense		$32,739	$24,772	$83,928	$72,102
Non-recurring expenses:
Gain on sale of premises and equipment, net		206	—	113	263
Acquisition, conversion and other expenses		(4,978)	—	(6,422)	(20)
Total non-recurring expenses		(4,772)	—	(6,309)	243
Adjusted non-interest expense(2)	(D)	$27,967	$24,772	$77,619	$72,345

Total revenue		47,526	38,611	119,992	112,268
Total non-interest expense		32,739	24,772	83,928	72,102
Pre-tax, pre-provision net revenue(2)	(S)	$14,787	$13,839	$36,064	$40,166

Adjusted revenue(2)		47,485	38,611	124,893	112,218
Adjusted non-interest expense(2)		27,967	24,772	77,619	72,345
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$19,518	$13,839	$47,274	$39,873

(in millions)
Average earning assets	(E)	$4,179	$3,728	$3,932	$3,666
Average assets	(F)	4,518	4,027	4,245	3,976
Average shareholders' equity	(G)	502	454	479	436
Average tangible shareholders' equity(2)(3)	(H)	363	330	349	312
Tangible shareholders' equity, period-end(2)(3)	(I)	362	336	362	336
Tangible assets, period-end(2)(3)	(J)	4,558	3,906	4,558	3,906

		Three Months Ended September 30,		Nine Months Ended September 30,
	Calculations	2025	2024	2025	2024
(in thousands)
Common shares outstanding, period-end	(K)	16,689	15,268	16,689	15,268
Average diluted shares outstanding	(L)	16,284	15,326	15,685	15,292

Adjusted earnings per share, diluted(2)	(A/L)	$0.95	$0.80	$2.33	$2.11
Tangible book value per share, period-end(2)	(I/K)	21.70	22.02	21.70	22.02
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	7.94	8.61	7.94	8.61

Performance ratios(4)
Return on assets		0.78%	1.20	0.79%	1.09%
Adjusted return on assets(2)	(A/F)	1.35	1.20	1.15	1.08
Pre-tax, pre-provision return on assets(2)	(S/F)	1.30	1.37	1.14	1.35
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.71	1.37	1.49	1.34
Return on equity		6.99	10.68	7.02	9.97
Adjusted return on equity(2)	(A/G)	12.16	10.68	10.20	9.86
Return on tangible equity		10.07	14.90	9.90	14.16
Adjusted return on tangible equity(1)(2)	(A+Q)/H	17.23	14.90	14.27	14.01
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	56.70	62.09	60.02	62.52
Net interest margin, fully taxable equivalent(2)	(B+P)/E	3.56	3.15	3.32	3.14

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$738	$686	$2,161	$1,737
Franchise taxes included in non-interest expense	(O)	158	138	430	399
Tax equivalent adjustment for net interest margin	(P)	574	550	1,702	1,327
Intangible amortization	(Q)	466	233	932	699
(1)	Assumes a marginal tax rate of 24.26% in the first and second quarters of 2025, 23.82% in the second quarter 2024 and 24.01% for the first quarter 2024.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by dividing adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue on a fully taxable equivalent basis.
(6)	The $4.9 million loss represents a $4.5 million loss on corporate debt securities and $549 thousand on a matured debt security.

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

As of September 30, 2025, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended September 30, 2025 and 2024:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At September 30, 2025
-200	$(9,288)	(5.8)%	$(20,006)	(12.0)%
-100	(5,005)	(3.1)	(9,562)	(5.7)
+100	5,331	3.3	8,143	4.9
+200	9,314	5.8	15,905	9.5
At September 30, 2024
-200	$(5,070)	(4.1)%	$(13,418)	(9.9)%
-100	(2,875)	(2.3)	(6,555)	(4.8)
+100	2,899	2.4	5,873	4.3
+200	5,162	4.2	10,758	7.9

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

As compared to September 30, 2024, asset sensitivity has increased in both year one and year two.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended September 30, 2025.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 6, 2025	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2025		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)