Form 10-K
period 2025-12-31
BAR HARBOR BANKSHARES
filed 2026-03-13
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $447,663,721 based on the closing sale price of the common stock on the NYSE American on June 30, 2025, the last trading day of the registrant’s most recently completed second quarter.

The Registrant had 16,742,104 shares of common stock, par value $2.00 per share, outstanding as of March 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed within 120 days after December 31, 2025 are incorporated by reference into Part III this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about our future financial and operating results and plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of our company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	changes in general business and economic conditions on a national basis and in our markets throughout Northern New England;
●	changes in consumer behavior due to political, business, and economic conditions, including inflation and concerns about liquidity;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	changes in the size and nature of our competition;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand, pricing or collectability;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand or loan pricing;
●	the possibility that future credit losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
●	operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, climate change, war, terrorism, civil unrest, and future pandemics;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	failure to realize the expected synergies, cost savings and other financial benefits from the acquisition of Guaranty Bancorp, Inc.;
●	our ability to effectively manage problem credits;
●	our ability to successfully develop new products and implement efficiency initiatives on time and with the results projected;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	regulatory, litigation, and reputational risks and the applicability of insurance coverage;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts;
●	changes in legislation or regulation and accounting principles, policies, and guidelines;
●	reductions in the market value or outflows of wealth management assets under management; and
●	changes in the assumptions used in making such forward-looking statements.

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

GENERAL

Bar Harbor Bankshares (the “Company,” “we,” “our” or “us” or similar terms) is the parent company of Bar Harbor Bank & Trust (the "Bank”), which is the only community bank headquartered in Northern New England with branches in Maine, New Hampshire, and Vermont. The Bank is a regional community bank that thinks differently about banking. The Bank provides the technology offerings and capabilities of larger banks, accompanied by access to local decision makers who are acutely focused on their local markets. Having recently celebrated the 139th anniversary of the Bank’s founding, we remain focused on helping our customers achieve their goals as the key to the Bank’s success. With over 450 dedicated professionals and more than 60 locations, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our customers in order to serve their banking and financial needs. Through these efforts, we continue to be a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs, and individuals within our footprint. Our corporate goal is to be one of the most consistently high performing community banks in New England, and our business model is centered on the following:

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

Shown below is a profile and geographical footprint of the Bank as of December 31, 2025:

We serve established and growing markets in Maine, New Hampshire, and Vermont with more than 48 thousand, 73 thousand, and 23 thousand customers, respectively in those states. Within these markets, tourism, agriculture, and fishing industries remain strong and continue to drive economic activity. These core markets have also maintained their strength through diversification into various service industries.

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

New Hampshire

We have 30 full-service branches in operation and five wealth management offices in New Hampshire located in the Lake Sunapee, Upper Valley, Northern New Hampshire, and Merrimack Valley regions. There are several distinct markets within each of these regions. The towns or cities of Nashua, Manchester, and Concord are considered part of the Merrimack Valley. Nashua, New Hampshire is a regional commercial, entertainment, and dining destination. With its border to Massachusetts, it also enjoys a vibrant high-tech industry and a robust retail industry due in part to New Hampshire’s absence of a sales tax. The Upper Valley region of New Hampshire includes the towns of Lebanon and Hanover, which are home to Dartmouth-Hitchcock Medical Center and Dartmouth College, respectively. Northern New Hampshire includes the communities of Woodsville, Plymouth, and Littleton, with Littleton serving as the region’s primary economic hub. The regional economy is largely driven by tourism and agriculture. The Lake Sunapee market is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee and includes the towns of Claremont, New London, and Newport.

Vermont

We have 10 full-service branches in operation in Vermont. The branches are primarily located in central Vermont within Rutland, Windsor, and Orange counties. These markets are home to many attractions, including Killington Mountain and the city of Rutland. Popular vacation destinations in this region include Woodstock and Brandon.

SUBSIDIARY ACTIVITIES

Bar Harbor Bankshares is a legal entity separate and distinct from its first-tier bank subsidiary, Bar Harbor Bank & Trust, and its second-tier subsidiaries, Bar Harbor Wealth Management (“BHWM”) and Cottage Street Corporation.

There are two Connecticut statutory trusts for which all of the common stock is owned by the Company. These capital trusts are unconsolidated, and their only material asset is a $20.6 million trust preferred security related to the junior subordinated debentures reported in Note 8 – Borrowed Funds of the Consolidated Financial Statements.

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

COMPETITION

Major competitors in our market areas include local independent banks, local branches of large regional and national bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions.

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

Loan Portfolio Analysis

The following table sets forth the year-end composition of the loan portfolio in dollar amounts and as a percentage of the portfolio for the years indicated. Further information about the composition of the loan portfolio is contained in Note 4 – Loans and Allowance for Credit Losses of the Consolidated Financial Statements.

	2025		2024
(in thousands, except		% of		% of
percentages)	Amount	Total	Amount	Total
Commercial construction	$213,779	6%	$131,617	4%
Commercial real estate owner occupied	385,843	11	302,074	10
Commercial real estate non-owner occupied	1,450,597	40	1,358,903	43
Municipal and other	43,106	1	44,275	2
Commercial and industrial	315,370	9	319,766	10
Residential real estate	1,068,413	30	888,251	28
Home equity	114,484	3	94,141	3
Consumer other	14,267	—	8,069	—
Total loans	$3,605,859	100%	$3,147,096	100%

Commercial Loan Exposure and Industries

All commercial loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes.  The following table summarizes the major industries of the commercial loan portfolio as of December 31, 2025 and 2024:

	2025			2024
(in thousands, except percentages)	Loans	Total Exposure	% of Total Portfolio	Loans	Total Exposure	% of Total Portfolio
Real Estate and Rental and Leasing	$1,205,510	$1,375,241	50%	$1,109,613	$1,286,712	51%
Accommodation and Food Services	520,229	553,887	22	415,321	444,028	19
Health Care and Social Assistance	106,933	115,639	4	96,767	105,873	4
Retail Trade	95,021	112,872	4	77,771	95,424	4
Wholesale Trade	66,283	123,771	3	62,832	112,913	3
Agriculture, Forestry, Fishing and Hunting	54,366	60,700	2	47,591	58,335	2
Finance and Insurance	53,524	117,889	2	79,692	117,718	4
Construction	46,642	80,033	2	23,817	67,060	1
Educational Services	44,024	54,451	2	47,635	56,855	2
Public Administration	36,256	42,973	2	37,106	38,191	2
Arts, Entertainment, and Recreation	31,930	43,150	1	29,794	32,221	1
Manufacturing	27,284	53,976	1	36,627	56,644	2
Transportation and Warehousing	13,104	15,781	1	12,069	14,411	1
All other	107,589	133,692	4	80,000	115,435	4
Total commercial loans	$2,408,695	$2,884,055	100%	$2,156,635	$2,601,820	100%

Within our non-owner-occupied commercial real estate portfolio (considered “Commercial construction” and “Commercial real estate non-owner occupied” above), the top 10 loans represent approximately 18.1% of total commercial real estate loans outstanding. The average loan size in the CRE segment is approximately $1.8 million. Delinquencies within the segment were nominal at less than 0.02% as a percentage of the total segment as of December 31, 2025. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. The weighted average loan-to-value ratio for the top 10 loans within the non-owner occupied segment was 61.0% as of December 31, 2025. The top 10 office loans represent approximately 7.6% of the total commercial real estate segment exposure inclusive of unfunded commitments and 8.3% of the outstanding balances. The weighted average loan-to-value for the top 10 loans within the office segment is 66.6%. Our total commercial portfolio has a pass rating of 95%, included in the commercial portfolio are office loans of $250.3 million which have a pass rating of 86%.

Maturity and Sensitivity of the Loan Portfolio

The following table shows contractual maturities of selected loan categories at December 31, 2025. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

	Within	1 to 5	5 to 15	After
(in thousands, except percentages)	1 year	Years	Years	15 Years	Total	% of Total
Contractual Maturity
Commercial construction	$227	$161,198	38,839	13,515	$213,779	6%
Commercial real estate owner occupied	13,064	123,861	217,711	31,207	385,843	11
Commercial real estate non-owner occupied	172,828	662,133	568,252	47,384	1,450,597	40
Municipal and other	5,923	13,604	12,695	10,884	43,106	1
Commercial and industrial	44,288	110,507	125,088	35,487	315,370	9
Residential real estate	2,705	40,027	152,821	872,860	1,068,413	30
Home equity	1,028	2,993	15,123	95,340	114,484	3
Consumer other	3,465	8,740	1,936	126	14,267	—
Total loans	$243,528	$1,123,063	$1,132,465	$1,106,803	$3,605,859	100%

Repricing Date
Fixed-rate	72,862	415,136	477,560	755,656	1,721,214	48
Floating or adjustable rate	170,666	707,927	654,905	351,147	1,884,645	52
Total loans	$243,528	$1,123,063	$1,132,465	$1,106,803	$3,605,859	100%

Problem Assets

There is a preference to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and may not result in a “troubled” loan designation. For residential mortgage loans, the Consumer Financial Protection Bureau (“CFPB”) guidelines are followed to attempt a restructuring that will enable owner-occupants to remain in their homes. However, if these processes fail to result in a performing loan, foreclosure or other proceedings will be initiated no later than the 120th day of a delinquency, as necessary, to minimize any potential loss. Management reports on delinquent loans and non-performing assets to the Company’s Board of Directors monthly through the Board Risk Committee. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the managed assets group.

The following table presents the problem assets for the years indicated:

(in thousands, except ratios)	2025	2024
Non-accruing loans:
Commercial construction	$31	$—
Commercial real estate owner occupied	829	736
Commercial real estate non-owner occupied	184	277
Municipal and other	—	—
Commercial and industrial	1,371	1,099
Residential real estate	7,912	3,591
Home equity	1,183	1,267
Consumer other	76	24
Total loans	11,586	6,994
Non-Performing securities available for sale	2,203	5,760
Other real estate owned	—	—
Total non-performing assets	$13,789	$12,754

Total non-performing loans/total loans	0.32%	0.22%
Total non-performing assets/total assets	0.29	0.31

Allowance for Credit Losses

Our loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for credit losses (“ACL”). The allowance represents management’s estimate of expected losses that are probable and estimable as of the date of the financial statements. The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans.  The ACL is discussed further in Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

The following table presents an analysis of the ACL for the years indicated:

(in thousands, except ratios)	2025	2024
Balance at beginning of year	$28,744	$28,142
Charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	—	(3)
Commercial real estate non-owner occupied	—	—
Municipal and other	—	—
Commercial and industrial	(737)	(187)
Residential real estate	—	—
Home equity	—	—
Consumer other	(284)	(277)
Total charged-off loans	(1,021)	(467)
Recoveries on charged-off loans:
Commercial construction	—	—
Commercial real estate owner occupied	—	—
Commercial real estate non-owner occupied	—	—
Municipal and other	—	—
Commercial and industrial	17	29
Residential real estate	36	15
Home equity	12	11
Consumer other	6	59
Total recoveries on charged-off loans	71	114
Net (charge-offs) recoveries	(950)	(353)
ACL established on PCD loans	1,622	—
Provision for credit losses	4,636	955
Balance at end of year	$34,052	$28,744

Ratios:
Net charge-offs (recoveries)/average loans	0.03%	0.01%
Recoveries/charged-off loans	7	24
Allowance for credit losses/total loans	0.94	0.91
Allowance for credit losses/non-accruing loans	294	411

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

	2025		2024
		% Allocated to		% Allocated to
(in thousands, except ratios)	Amount	Total Loans	Amount	Total Loans
Commercial construction	$4,371	0.12%	$2,096	0.07%
Commercial real estate owner occupied	4,045	0.11	2,794	0.09
Commercial real estate non-owner occupied	12,837	0.36	11,104	0.35
Municipal and other	119	—	128	0.01
Commercial and industrial	5,378	0.15	5,064	0.16
Residential real estate	6,350	0.18	6,732	0.21
Home equity	814	0.02	741	0.02
Consumer other	138	—	85	—
Total	$34,052	0.94%	$28,744	0.91%

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

We invest in what we believe to be high-quality investment-grade securities. Investment decisions are made in accordance with the investment and treasury policies and include consideration of risk, return, duration, and portfolio concentrations. For further discussion on investments see Note 3 – Available-for-sale Debt Securities of the Consolidated Financial Statements.

The following table presents the amortized cost and fair value of available-for-sale debt securities for the years indicated:

	2025		2024
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Debt Securities:
Obligations of US Government-sponsored enterprises	$1,113	$1,102	$1,344	$1,318
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	268,976	249,542	208,818	177,316
US Government agency	163,369	153,900	115,177	103,916
Private label	11,793	10,999	40,633	39,564
Obligations of states and political subdivisions thereof	120,447	104,539	116,421	105,452
Corporate bonds	79,255	77,342	100,923	93,452
Total	$644,953	$597,424	$583,316	$521,018

The following table presents the amortized cost and weighted average yields of available-for-sale debt securities by maturity:

	December 31, 2025
	Within	Over 1 Year	Over 5 Years	Over
(in thousands, except ratios)	1 Year	to 5 Years	to 10 years	10 Years	Total
Debt Securities:
Obligations of US Government-sponsored enterprises	$9	$161	$255	$688	$1,113
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	1	2,643	15,627	250,705	268,976
US Government agency	—	80	3,248	160,041	163,369
Private label	—	2,000	1,074	8,719	11,793
Obligations of states and political subdivisions thereof	—	420	7,434	112,593	120,447
Corporate bonds	14,736	35,019	29,500	—	79,255
Total	$14,746	$40,323	$57,138	$532,746	$644,953

Weighted Average Yield	5.70%	5.80%	4.36%	3.07%	3.44%

DERIVATIVE FINANCIAL INSTRUMENTS

Interest swap derivatives are utilized to minimize fluctuations in earnings and cash flows caused by interest rate volatility either in the form of interest rate swaps on wholesale funding and variable rate loans designated as cash flow hedges or partial interest rate hedges on securities accounted for as fair value hedges. For further discussion on derivatives see Note 11 – Derivative Financial Instruments and Hedging Activities of the Consolidated Financial Statements.

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

The following table presents the average balances and weighted average rates for deposits for the years indicated:

	2025			2024
(in thousands, except ratios)	Average Balance	Percent of Total	Weighted Average Rate	Average Balance	Percent of Total	Weighted Average Rate
Non-interest bearing demand	$614,447	17%	—%	$570,787	18%	—%
Interest-bearing demand	1,003,074	28	1.41	886,272	28	1.41
Savings	588,052	17	0.64	546,517	17	0.67
Money market	425,177	12	2.62	379,997	12	3.02
Time deposits	909,629	26	3.79	791,228	25	4.30
Total	$3,540,379	100%	1.79%	$3,174,801	100%	1.94%

Estimated uninsured non-maturity deposits were $424.6 million as of December 31, 2025 and $404.7 million as of December 31, 2024. Estimated uninsured time deposits were $112.4 million and $85.3 million as of December 31, 2025 and 2024, respectively.

The following table presents the scheduled maturities of time deposits greater than $250 thousand at December 31, 2025:

(in thousands, except ratios)	Amount
Three months or less	$66,992
Over 3 months through 6 months	74,893
Over 6 months through 12 months	83,053
Over 12 months	5,167
Total	$230,105

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

We also have subordinated notes, junior subordinated debenture and other sources of liquidity that are fully described in Note 8 –Borrowed Funds of the Consolidated Financial Statements.

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

TRUST MANAGEMENT SERVICES

The Bank has one wholly-owned subsidiary, BHWM, that provides a comprehensive array of fiduciary services including trust and estate administration, wealth advisory services, and investment management services to individuals, businesses, not-for-profit organizations, and municipalities. As a New Hampshire-chartered trust company, BHWM is subject to New Hampshire laws applicable to trust companies and fiduciaries. Professional advisors help individuals and families structure accounts that will meet their long-term financial needs. To many wealth management clients, the effective transfer of wealth to future generations is of paramount importance. The trust services act as a fiduciary for various types of trusts and serves as the investment manager for these accounts. Outside of trust services, they also provide 401(k) plan services, financial, estate and charitable planning, investment management, family office, municipal and tax services. The employees include credentialed investment professionals with extensive experience. At December 31, 2025 and 2024, trust management services had total assets under management (“AUM”) of $3.0 billion and $2.8 billion, respectively.

HUMAN CAPITAL

We are very fortunate to have a committed team throughout Maine, New Hampshire, and Vermont who are capable, determined and empowered to drive our company forward. As of December 31, 2025, we had 530 full time equivalent employees. None of our colleagues are represented by unions.  All employment decisions are based on talent and potential for growth. Our ability to attract and retain top-tier talent while sustaining and deepening the current relationships is critical to maintaining a best-in-class customer and colleague experience. The opportunity for personal and professional development is a critically important focus of ours and one that helps us retain top talent. We are keenly aware of our ability to be a positive impact in the communities we serve, as such we are committed to supporting, developing, and encouraging colleague engagement with their communities.

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

Regulation of the Company

As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and the Maine Bureau of Financial Institutions (the “BFI”).

The Federal Reserve Board has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength. Bank holding companies are required to serve as a source of financial strength for their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve Board, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to and non-objection by the Federal Reserve Board, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

In addition, the BHC Act prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve Board. Among other circumstances, under the BHC Act, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve Board, could constitute the acquisition of control of a bank holding company for purposes of the BHC Act. Additionally, an existing bank holding company must obtain prior approval of the Federal Reserve Board to acquire 5% or more of a class of voting securities of a bank or bank holding company.

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

Regulation of the Bank

As a Maine-chartered financial institution that is not a member of the Federal Reserve System, the Bank is subject to supervision, regular examination, and regulation by the BFI and the FDIC as its primary federal regulator and as its deposit insurer. The Bank is also subject to various Maine business and banking regulations and the regulations issued by the CFPB (as enforced by the FDIC). The Federal Reserve Board may also directly examine the subsidiaries of the Company, including the Bank.

The FDIC and the BFI have the authority to issue cease and desist orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per depositor with respect to deposits held in the same right and capacity. The DIF is funded mainly through quarterly insurance assessments on insured banks based on their assessment base. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using supervisory ratings, financial ratios, and other factors. For 2025, the FDIC insurance expense for the Bank was $1.9 million.

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

Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Additionally, increased reliance on brokered deposits can increase an institution’s deposit insurance assessment.

Community Reinvestment Act. The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. Failure of an institution to receive at least a “satisfactory” rating could inhibit the institution or its parent company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Bank has achieved a rating of “satisfactory” on its most recent examination dated.

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community investment under the CRA. On July 16, 2025, these agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule, which has remained in effect. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital that banking organizations are required to maintain as a percentage of assets or risk-weighted assets. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, ACL on loans. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Newly-issued trust preferred securities generally are not counted as Tier 1 capital, but the Company’s currently outstanding trust preferred securities were grandfathered and continue to count toward its Tier 1 capital.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned one of several categories of risk weights based primarily on relative risk. Under the Federal Reserve Board’s rules applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum leverage ratio requirement of 4.0%. Additionally, these rules require an institution to maintain a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized”

institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s prompt corrective action rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common equity Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is considered “well capitalized” under this definition.

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

Safety and Soundness Standards. Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. Among other things, the guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Revenues and cash flows of the Company (on a non-consolidated basis) are derived primarily from dividends paid to it by the Bank. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.

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

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which insured depository institutions may lend to, provide credit to, or otherwise engage in “covered transactions” with their holding companies or other affiliates. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of “covered transactions” outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include, among other things: a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. “Covered transactions” are also subject to certain collateral security requirements. “Covered transactions” as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms.

Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.

Consumer Protection Regulation

General. The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines the Bank for compliance with consumer protection laws and enforces CFPB rules with respect to the Bank.

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Additionally, the CFPB’s qualified mortgage rule, requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The Economic Growth, Regulatory Relief, and Consumer Protection Act included provisions that ease certain requirements related to residential mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible. Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to data breaches. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, individual states in our market area have promulgated data security regulations with respect to personal information of their residents. Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

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

In accordance with New Hampshire law, BHWM’s Capital Plan requires minimum capital of $1.0 million to be invested in qualifying assets. As of December 31, 2025, BHWM’s total capital was $15.2 million and it had liquidation reserves of $505 thousand held in a money market account. BHWM also had operating reserves of $12.8 million held primarily at the Bank. As of December 31, 2025, BHWM had an appropriate liquidation reserve and minimum capital in excess of statutory requirements, and held all funds in accordance with prudent investor standards and other applicable laws.

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

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes, global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of its quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, require performance of a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2025, our annual qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. In a future assessment, we could conclude that all or a portion of our goodwill is impaired, which would result in a non-cash charge to earnings.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments could significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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

As of December 31, 2025, approximately 66% of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Commercial loan portfolio concentration generally exposes lenders to greater risk of delinquency and loss than residential real estate loans because repayment of the loans often depends on the successful operation and income streams from the property. Commercial loans typically involve larger balances to single borrowers or groups of related borrowers as compared to residential real estate loans. As our loan portfolio contains a significant number of large commercial loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, provision for loan losses, and/or an increase in loan charge-offs, all of which could adversely affect our financial condition and results of operations.

Greater than anticipated credit losses in the loan portfolios may adversely affect our earnings.

Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio and provide an ACL based on a number of factors. The ACL is evaluated on a periodic basis using current information, including the quality of the loan portfolio, economic conditions, and value of the underlying collateral and the level of non-accrual loans. Although we believe the ACL is appropriate to absorb probable losses in the loan portfolio, this allowance may not be adequate. Increases in the allowance will result in an expense for the period, thereby reducing reported net income. In addition, our regulators, as an integral part of their examination process, periodically review the allowance for credit losses on loans and may require us to increase the allowance for credit losses on loans by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for credit losses on loans. Any such additional provisions for credit losses or charge-offs could have a material adverse effect on our financial condition and results of operation.

A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we are limited in our ability to monitor the performance of the loan and rely significantly on the lead lender . Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2025, we held loan participation interests in our commercial portfolio totaling $686 million and residential and consumer loans totaling $104 million.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of business, we may own or foreclose and take title to real estate that may be subject to environmental liabilities with respect to subject property. As a result, we may be held liable for property damage, personal injury, investigation and restoration costs. The cost associated with investigation or restoration activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

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

We may continue to incur substantial costs related to our acquisition of Guaranty Bancorp and the integration of Woodsville, and these costs may be greater than anticipated due to unexpected events.

We have incurred and expect to incur a number of non-recurring costs associated with the acquisition of Guaranty Bancorp, including facilities and systems consolidation costs and employment-related costs. We may also incur additional costs to maintain employee morale and to retain key employees. There are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the additional costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking additional charges against earnings, and the amount and timing of such charges are uncertain at present.

We may fail to realize the anticipated benefits of acquiring Guaranty Bancorp.

The success of our acquisition of Guaranty Bancorp will depend on, among other things, the ability to realize the anticipated benefits and cost savings from combining Woodsville’s business with the Bank’s business. To realize the anticipated benefits and cost savings, we must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the acquisition could be less than anticipated, and integration may result in additional and unforeseen expenses.

Disruptions to our information systems and security breaches may adversely affect our business and reputation.

In the ordinary course of business, we rely on electronic communications and information systems to conduct its businesses and to store sensitive data, including financial information regarding its customers. The integrity of information systems is under significant threat from cyberattacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Notwithstanding the strength of defensive measures, cybersecurity threats and the tactics, techniques and procedures used in cyberattacks change, develop and evolve rapidly and continuously, including from growth in third-party services that facilitate or carry out cyberattacks and from emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, which may be used to enhance the tactics, techniques and procedures described above and facilitate new cyber threats. Cybersecurity risks may also occur with our third-party service providers and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our customers the ability to bank remotely and provide other technology-based products and services, which services include the secure transmission of confidential information over the internet and other remote channels. To the extent that our customers’ systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of its customers or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

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

Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected. The proliferation of social media websites utilized by us and other third parties, as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. Any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.

We have a continuing need for technological change, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry undergoes rapid technological changes with frequent introductions of new technology-driven products and services, including developments in artificial intelligence and machine learning. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We offer electronic banking services for consumer and business customers via our website, including Internet banking and electronic bill payment, as well as mobile banking. We also offer debit cards, ATM cards, and automatic and ACH transfers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. We may not be as timely or successful in assessing the competitive landscape and developing or introducing new products and services as these larger competitors. Our business may be negatively impacted if we, or our third-party providers, do not timely develop and apply emerging technologies, like artificial intelligence and quantum computing, or if our initiatives in these areas are deficient or fail. Our, or our third-party providers’, inability or resistance to timely innovate or adapt operations, products and services to evolving regulatory and market environments, industry standards and consumer preferences could result in service disruptions, harm our business and adversely affect our results of operations and reputation. Third parties upon which we rely for our technology needs may not be able to develop on a cost-effective basis the systems that will enable us to keep pace with such developments. As a result, competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose clients seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

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

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The future rate of inflation and other economic factors remain uncertain, and the Federal Reserve Board may decrease or increase interest rates slower or faster than anticipated. If inflation increases and interest rates rise, the value of our investment securities, particularly those with longer maturities, will decrease, although this effect is less pronounced for floating rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans. Adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business, results of operations and financial condition.

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

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely affect our business, financial condition and results of operations.

There have been significant changes to U.S. trade policies, including tariffs affecting China, Canada and Mexico and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties and tariffs, including the potential for additional tariffs. In addition, retaliatory tariffs have been imposed and additional retaliatory tariffs are likely. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products. Any of these effects could adversely affect the ability of our customers to pay their loans. If our borrowers are unable to pay their loans, it would adversely affect our financial condition and results of operations. At this time, we are unable to predict whether and to what extent additional or higher tariffs or retaliatory tariffs will be imposed and the impact such actions will have on our customers.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes could materially impact how we report our results of operations and financial condition. New or revised standards could also require retroactive application, which could result in the restatement of our prior period financial statements in material amounts.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss and litigation reserves, goodwill impairment and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

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

Introduction

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

Cybersecurity Risk Management

We utilize third party service providers to support and facilitate business and operational activities to achieve strategic goals. However, third parties may expose us and our customers to various risks. We have implemented a Vendor Risk

Management (“VRM”) framework, which provides the tools and practices utilized in the oversight of third-party service providers, with an objective to meet legal and regulatory obligations, contractual requirements, performance expectations, and our own principles and values. For the 2025 period, there were no material incidents affecting the VRM framework or controls.

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

Risk Management Oversight and Governance

The management of cybersecurity risks is ultimately the responsibility of Company management and is governed by the Board. They devote significant time and attention to the oversight of cybersecurity and information security risks. The Board through its Board Risk Committee reviews monthly information technology and Information Security and Vendor Management reports that highlight key areas of focus and risk. The Board also reviews and approves the Information Security Program, the central program outlining cyber-security processes and controls annually and frequently receives presentations on and discusses cybersecurity and information security risks, industry trends and best practices.

Reporting to our Chief Risk Officer, our Security Information Officer has more than 20 years of experience in the information/computer security industry. He holds a Bachelor of Science in Economic Crime Investigation, a Masters of Business Administration and several certifications including Certified Information Systems Security Professional (“CISPP”) and Certified in Risk and Information Systems Control (“CRISC”). He is supported by an experienced information security team. All of our employees also have a responsibility to protect the privacy of Company and Bank confidential and proprietary information. They are required to undergo periodic information security awareness training to ensure a clear understanding of their roles in protecting information assets and to create a security-minded culture. Additionally, the Company carries out regular phishing simulation tests throughout the year to keep employees alert, spread awareness and ensure that employees have the knowledge and resources necessary to report suspicious activity.

To date, we have not experienced a cybersecurity incident or data breach that has materially affected us or our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

Our Corporate Office is located at 82 Main Street in Bar Harbor, Maine. We provide full-banking services at 22 locations in Maine, 30 locations in New Hampshire and 10 locations in Vermont. We also have one stand-alone drive-up facility located in Woodstock, Vermont. In addition to banking offices, we have Operations Centers located in Ellsworth, Maine, and Newport, New Hampshire that house members of our operations, wealth management and administrative teams.  We have additional office space located in a bank-owned facility in Bangor, Maine and in leased office spaces located in Hampden and Portland, Maine and in Manchester, New Hampshire.  These locations offer back office support for multiple business lines and related functions throughout the organization. Additionally, we own a Wealth Management office building located in Concord, New Hampshire. In total, we own 41 retail banking branches and lease 21 others. We also own an additional 5 administrative buildings and lease 3 others. In the opinion of management, our physical properties are considered adequate to meet the needs of customers in the communities served. At December 31, 2025 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $58.2 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE American, under the trading symbol “BHB”.  As of March 6, 2026, there were 16,742,104 shares of Bar Harbor Bankshares common stock, par value $2.00 per share, outstanding and approximately 1,426 shareholders of record, as obtained through the Company’s transfer agent. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominee.

Cash dividends declared and paid totaled $0.32 per share in the second, third and fourth quarters of 2025 and $0.30 per share in the first quarter of 2025. We currently expect that comparable cash dividends will continue to be paid in the future. However, no assurances can be given that any dividends will be declared or paid on the Company’s common stock in the future, or, if declared and paid, the amount or frequency of those dividends. The ability of the Company to pay dividends is contingent on the ability of the Bank to dividend funds to the Company to finance the payment of those dividends. The ability of the Company and the Bank to pay dividends is restricted by certain laws and regulations, and the payment of dividends by the Company and the Bank is within the discretion of their respective boards of directors.

The information called for by this item under Item 201(d) of Regulation S-K related to securities authorized for issuance under our equity compensation plans is set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

No unregistered equity securities were sold by the Company during the year ended December 31, 2025.

Common Stock Performance Graph

The following graph illustrates the estimated yearly change in value of the cumulative total shareholder return on our common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches our cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE American Composite Index, and the S&P U.S. Small Cap Banks Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

Bar Harbor Bankshares

Total Return Performance
350
300
250
200
150
100
Index Value
Bar Harbor Bankshares
NYSE American Composite Index
S&P U.S. SmallCap Banks Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/30/21	12/31/22	12/31/23	12/31/24	12/31/25
Bar Harbor Bankshares	100.00	132.33	151.86	145.10	157.62	166.62
NYSE American Composite Index	100.00	148.39	182.70	207.29	217.01	325.59
S&P U.S. Small Cap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and footnotes and selected financial data presented elsewhere in this Annual Report. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.  The detailed financial discussion that follows focuses on 2025 results compared to 2024. For a discussion of 2024 results compared to 2023, see the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

ANNUAL PERFORMANCE OVERVIEW

Financial Highlights (For the year ended December 31, 2025 compared to the same period of 2024)

●	$36.9 million net income compared to $43.5 million
●	$2.31 diluted earnings per share compared to $2.84
●	3.41% net interest margin compared to 3.15%
●	59.23 efficiency ratio compared to 61.83%
●	$4.7 billion total assets compared to $4.1 billion
●	6% organic annualized commercial loan growth

Acquisition of Guaranty Bancorp, Inc.

On August 1, 2025, we completed our acquisition of Guaranty Bancorp, Inc., the parent company of Woodsville Guaranty Savings Bank (“Woodsville”). After purchase accounting fair value adjustments, the acquisition added $658.1 million of total assets, including $413.4 million of loans, as well as $641.2 million of total liabilities, primarily consisting of $531.3 million in deposits and $109.2 million in borrowings and subordinated debt. Based on the $39.2 million consideration paid the Company recorded goodwill of $22.3 million and core deposit intangibles of $14.0 million in other intangibles related to the acquisition.

SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2025	2024	2023
Financial Condition Data:
Total assets	$4,684	$4,083	$3,971
Total earning assets(1)	4,297	3,782	3,664
Total investments	597	533	547
Total loans	3,606	3,147	2,999
Allowance for credit losses	34	29	28
Total goodwill and intangible assets	158	123	124
Total deposits	3,821	3,268	3,141
Total borrowings	270	291	332
Total shareholders' equity	533	458	432

Operating Data:
Total interest and dividend income	$210	$189	$174
Total interest expense	75	75	57
Net interest income	134	114	118
Non-interest income	34	37	35
Net revenue(2)	169	151	154
Provision for credit losses	5	2	3
Total non-interest expense	118	96	93
Income tax expense	9	9	12
Net income	37	44	45

Ratios and Other Data:
Per Common Share Data
Basic earnings	$2.32	$2.86	$2.96
Diluted earnings	2.31	2.84	2.95
Total book value(5)	31.88	30.00	28.48
Dividends	1.26	1.18	1.10
Common stock price:
High	35.00	38.47	32.42
Low	26.43	23.26	19.55
Close	31.05	30.58	29.36

Weighted average common shares outstanding (in thousands):
Basic	15,892	15,240	15,142
Diluted	15,955	15,311	15,195

	At or For the Years Ended December 31,
(in millions, except ratios and share data)	2025	2024	2023
Performance Ratios:(3)(4)
Return on assets	0.85%	1.09%	1.14%
Return on equity	7.49	9.75	10.88
Interest rate spread	2.91	2.61	2.86
Net interest margin(5)	3.41	3.15	3.29
Dividend payout ratio	44.42	40.85	36.93

Organic Growth Ratios:
Total commercial loans	6%	9%	6%
Total loans	1	5	3
Total deposits	1	4	3

Asset Quality and Condition Ratios:
Non-accruing loans/total loans	0.32%	0.22%	0.18%
Net charge-offs (recoveries)/average loans	0.03	0.01	—
Allowance for credit losses/total loans	0.94	0.91	0.94
Loans/deposits	94	96	95

Capital Ratios:
Tier 1 capital to average assets - Company	9.45%	10.30%	9.70%
Tier 1 capital to risk-weighted assets - Company	11.54	12.06	11.96
Tier 1 capital to average assets - Bank	9.90	10.66	10.50
Tier 1 capital to risk-weighted assets - Bank	12.10	12.50	12.96
Shareholders equity to total assets(5)	11.37	11.23	10.88
(1)	Earning assets includes non-accruing loans and interest-bearing deposits with other banks. Securities are valued at amortized cost.
(2)	Net revenue is defined as net interest income plus non-interest income.
(3)	All performance ratios are based on average balance sheet amounts, where applicable.
(4)	Fully taxable equivalent considers the impact of tax advantaged securities and loans.
(5)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances (calculated using a daily average) and average rates and yields on a fully taxable equivalent basis for the periods indicated:

	Year Ended December 31,
	2025			2024			2023
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(in millions, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$48	$2	4.53%	$36	2	5.54%	$37	2	5.33%
Available-for-sale debt securities(2)(3)	614	24	3.97	580	23	3.94	594	25	3.74
FHLB stock	11	1	7.41	10	1	9.82	16	1	8.96
Loans:
Commercial real estate	1,843	106	5.74	1,626	91	5.59	1,537	81	5.27
Commercial and industrial(3)	476	31	6.44	466	32	6.75	437	28	6.39
Residential	903	40	4.41	859	35	4.12	905	35	3.82
Consumer	115	8	7.14	100	7	7.14	97	7	6.75
Total loans (1)	3,337	185	5.53	3,051	165	5.40	2,976	151	5.04
Total earning assets	4,010	212	5.28%	3,677	191	5.18%	3,623	179	4.85%
Cash and due from banks	35			32			34
Allowance for credit losses	(31)			(29)			(27)
Goodwill and other intangible assets	136			124			125
Other assets	187			182			179
Total assets	$4,337			$3,986			$3,934

Liabilities
Interest-bearing demand	$1,003	$14	1.41%	$886	$12	1.41%	$900	9	0.98%
Savings	588	4	0.64	547	4	0.67	595	2	0.39
Money market	425	11	2.62	380	12	3.02	407	10	2.48
Time	910	34	3.79	791	34	4.30	533	17	3.19
Total interest bearing deposits	2,926	63	2.17	2,604	62	2.37	2,435	38	1.57
Borrowings	245	12	4.69	300	13	4.40	401	18	4.56
Total interest bearing liabilities	3,171	75	2.37%	2,904	75	2.58%	2,836	56	1.99%
Non-interest bearing demand deposits	614			571			619
Other liabilities	59			65			67
Total liabilities	3,844			3,540			3,522

Total shareholders' equity	493			446			412

Total liabilities and shareholders' equity	$4,337			$3,986			$3,934

Net interest spread			2.91%			2.61%			2.86%
Net interest margin			3.41			3.15			3.29
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

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

	2025 Compared with 2024			2024 Compared with 2023
	Increases (Decreases) due to			Increases (Decreases) due to
(in thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Interest-earning deposits with other banks	$(482)	$659	$177	$78	$(91)	$(13)
Available-for-sale debt securities	181	1,358	1,539	1,134	(558)	576
Federal Home Loan Bank Stock	(261)	104	(157)	84	(543)	(459)
Loans:
Commercial real estate	2,860	12,081	14,941	5,100	4,724	9,824
Commercial and industrial	(1,496)	630	(866)	1,698	1,886	3,584
Residential	2,602	1,832	4,434	2,605	(1,761)	844
Consumer	—	1,119	1,119	382	160	542
Total loans	3,966	15,662	19,628	9,785	5,009	14,794
Total interest income	$3,404	$17,783	$21,187	$11,081	$3,817	$14,898

Interest expense:
Deposits:
NOW	$24	$1,644	$1,668	$3,790	$(135)	$3,655
Savings	(179)	280	101	1,546	(190)	1,356
Money market	(1,690)	1,364	(326)	2,059	(663)	1,396
Time deposits	(4,710)	5,097	387	8,818	8,239	17,057
Total deposits	(6,555)	8,385	1,830	16,213	7,251	23,464
Borrowings	709	(2,382)	(1,673)	(461)	(4,625)	(5,086)
Total interest expense	$(5,846)	$6,003	$157	$15,752	$2,626	$18,378
Change in net interest income	$9,250	$11,780	$21,030	$(4,671)	$1,191	$(3,480)

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The following table summarizes the reconciliation of non-GAAP items for the time periods presented:

		Year Ended December 31,
(in thousands)	Calculations	2025	2024	2023
Net income		$36,919	$43,544	$44,852
Non-recurring items:
Loss (gain) on available-for-sale debt securities (6)		5,329	(50)	(34)
Gain on sale of premises and equipment, net		257	(192)	182
Provision on non-PCD acquired loans		3,954	—	—
Acquisition, conversion and other expenses		10,592	20	283
Income tax expense (1)		(4,938)	53	(104)
Total non-recurring items		15,194	(169)	327
Total adjusted income(2)	(A)	$52,113	$43,375	$45,179

Net interest income	(B)	$134,478	$113,839	$117,675
Plus: Non-interest income		34,456	36,888	35,073
Total Revenue		168,934	150,727	152,748
Loss (gain) on available-for-sale debt securities (6)		5,329	(50)	(34)
Total adjusted revenue(2)	(C)	$174,263	$150,677	$152,714

Total non-interest expense		$117,727	$95,987	$92,723
Non-recurring expenses:
Gain on sale of premises and equipment, net		(257)	192	(182)
Acquisition, conversion and other expenses		(10,592)	(20)	(283)
Total non-recurring expenses		(10,849)	172	(465)
Adjusted non-interest expense(2)	(D)	$106,878	$96,159	$92,258

Total revenue		168,934	150,727	152,748
Total non-interest expense		117,727	95,987	92,723
Pre-tax, pre-provision net revenue(2)	(S)	$51,207	$54,740	$60,025

Adjusted revenue(2)		174,263	150,677	152,714
Adjusted non-interest expense(2)		106,878	96,159	92,258
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$67,385	$54,518	$60,456

(in millions)
Average earning assets	(E)	$4,010	$3,677	$3,623
Average assets	(F)	4,337	3,986	3,934
Average shareholders' equity	(G)	493	446	412
Average tangible shareholders' equity(2)(3)	(H)	356	323	288
Tangible shareholders' equity, period-end(2)(3)	(I)	374	335	308
Tangible assets, period-end(2)(3)	(J)	4,526	3,960	3,847

		Year Ended December 31,
	Calculations	2025	2024	2023
(in thousands)
Common shares outstanding, period-end	(K)	16,702	15,280	15,172
Average diluted shares outstanding	(L)	15,955	15,311	15,195

Adjusted earnings per share, diluted(2)	(A/L)	$3.27	$2.84	$2.95
Tangible book value per share, period-end(2)	(I/K)	22.41	21.93	20.28
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.27	8.46	8.00

Performance ratios(4)
Return on assets		0.85%	1.09%	1.14%
Adjusted return on assets(2)	(A/F)	1.20	1.09	1.15
Pre-tax, pre-provision return on assets(2)	(S/F)	1.18	1.37	1.53
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.55	1.37	1.54
Return on equity		7.49	9.75	10.88
Adjusted return on equity(2)	(A/G)	10.58	9.72	10.96
Return on tangible equity		10.68	13.72	15.84
Adjusted return on tangible equity(1)(2)	(A+Q)/H	14.94	13.67	15.96
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	59.23	61.83	58.47
Net interest margin, fully taxable equivalent(2)	(B+P)/E	3.41	3.15	3.29

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$2,927	$2,455	$2,392
Franchise taxes included in non-interest expense	(O)	408	538	638
Tax equivalent adjustment for net interest margin	(P)	2,297	1,905	1,550
Intangible amortization	(Q)	1,514	932	932
(1)	2025 assumes a marginal tax rate of 24.65% for the fourth and third quarters and 24.26% for the second and first quarters. 2024 assumes a marginal tax rate of 23.73% for the fourth quarter, 23.82% for the second and third quarters and 24.01% for the first quarter. 2023 assumes a marginal tax rate of 24.01% for the fourth quarter and 23.80% for the first three quarters.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Tangible assets are computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by using adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue tax effected for tax-advantaged assets.
(6)	The loss on available-for-sale debt securities includes a $4.5 million loss on corporate debt securities and $549 thousand on a matured debt security.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2025 AND 2024

Cash and cash equivalents

Total cash and cash equivalents at December 31, 2025 were $80.8 million, compared to $72.2 million at December 31, 2024. Interest-earning deposits held with other banks totaled $35.9 million at year-end 2025 compared to $37.9 million at year-end 2024 carrying a yield of 4.53% in 2025 versus 5.54% in 2024.

Available-for-sale debt securities

Securities totaled $597.4 million at year-end 2025 and $521.0 million at year-end 2024. The increase is primarily due to $115.0 million in securities from the Woodsville acquisition.  During 2025, security purchases totaled $91.0 million and were offset by $43.6 million in sales and $99.8 million of maturities, calls and pay-downs of amortizing securities. The sales primarily consisted of $40.8 million of lower yielding securities from the acquisition of Woodsville. Fair value adjustments decreased the security portfolio by $47.5 million in 2025 compared to a $62.3 million unrealized loss in 2024. The weighted average yield of the securities portfolio was 3.97% as of December 31, 2025 compared to 3.94% at year-end 2024. At the end of 2025, our securities portfolio had an average life of 7.1 years with an effective duration of 5.2 years and an average life of 8.5 and an effective duration of 4.8 at year-end 2024. All securities remain classified as available for sale to provide flexibility in loan funding and management of our cost of funds.

Federal Home Loan Bank stock

FHLB Stock was $11.3 million at year-end 2025, compared to $12.2 million at year-end 2024. Activity during 2025 consisted of $4.4 million acquired from Woodsville and purchases of $11.7 million offset by redemptions of $17.0 million due to paydowns of wholesale borrowings.

Loans held for sale

Loans held for sale increased to $5.3 million at year-end 2025 compared to $1.2 million at year-end 2024. The increase was driven by the interest rate environment and demand for wholesale loans. During 2025 we sold $52.4 million of loans held for sale resulting in a net gain of $724 thousand, during 2024 we sold $54.9 million of loans held for sale resulting in a net gain of $663 thousand.

Loans

Loans were $3.6 billion at year-end 2025, compared to $3.1 billion at year-end 2024.  Loan growth was driven by the $413.4 million in loans acquired from Woodsville. Total commercial loans in 2025 were $2.4 billion, growing 6% on an annualized basis, excluding the impact of acquired loans, compared to $2.1 billion at year-end 2024. Commercial growth included $690.9 million in originations during the year, partially offset by payoffs and paydowns. Total residential loans increased to $1.1 billion at year-end 2025 from $888.3 million at year-end 2024, primarily as a result of $248.5 million in acquired loans. Consumer loans were $128.8 million at year-end 2025 compared to $102.2 million at year-end 2024 and included $21.4 million in loans acquired from Woodsville.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans was $34.1 million at December 31, 2025 compared to $28.7 million as of December 31, 2024. The increase was primarily driven by $4.0 million in reserves on non-PCD loans and $1.6 million in reserves on PCD loans from the Woodsville acquisition. Net charge-offs were $950 thousand in 2025 compared to $353 thousand in 2024 driven by the resolution of three commercial and industrial loans. The net charge-offs to average loans ratio remains strong at 0.03% in 2025 compared to 0.01% in 2024.

Premises and Equipment

Premises and equipment increased $7.0 million at December 31, 2025 to $58.2 million compared to $51.2 million at December 31, 2024, driven by $6.6 million in acquired assets from the Woodsville acquisition. We sold $406 thousand of premises held for sale in 2025 that resulted in a gain of $189 thousand. The gain from premises held for sale was offset by the disposal of certain acquired assets resulting in a loss of $446 thousand for a net loss on premises and equipment of $257 thousand.

Goodwill and Other Intangibles

Goodwill increased to $141.8 million in 2025 compared to $119.5 million at year-end 2024. During the year the Company acquired Woodsville which led to the increase in goodwill of $22.3 million. Other intangibles increased $12.5 million in 2025 driven by $14.0 million from the acquisition partially offset by amortization of $1.5 million.

Other Assets

Total other assets increased $16.6 million to $200.8 million at December 31, 2025 from $184.2 million as of December 31, 2024. The increase is driven by the cash surrender value of bank-owned life insurance income which increased $14.4 million primarily due to the acquisition of Woodsville. Deferred tax assets increased $6.6 million and was offset in part by other assets decreasing $4.4 million.

Deposits

Total deposits increased $553.6 million to $3.8 billion at the end of 2025 compared to $3.3 billion at the end of 2024. The overall increase in deposits is due to the acquisition of $531.3 million from Woodsville. Non-maturity deposits, excluding acquired deposits, increased $38.9 million during 2025 primarily due to interest-bearing demand deposits. Excluding the impact of acquired deposits, time deposits decreased $16.6 million during the year primarily due to $86.0 million in brokered deposit maturities.

Borrowings

Total borrowings decreased $21.0 million to $269.6 million at December 31, 2025 compared to $290.6 million as of December 31, 2024. Acquired FHLB borrowings totaled $98.0 million, of which $15.0 million of advances were paid off shortly after the acquisition date. Senior borrowings decreased $33.2 million during the year as loan paydowns, deposits and proceeds from the investment portfolio were utilized to decrease borrowing levels. Subordinated borrowings increased $12.2 million primarily due to $11.2 million of subordinated borrowings from the Woodsville acquisition.

Derivative Financial Instruments and Other Liabilities

Other liabilities totaled $60.4 million at December 31, 2025 compared to $66.6 million as of December 31, 2024. The decrease was primarily driven by a $10.0 million reduction in the fair value of customer loan swaps, partially offset by increased unpaid services and $2.6 million in unearned income related to contract negotiations from the Woodsville acquisition.The reserve for unfunded commitments increased $796 thousand at the end of 2025 to $3.8 million compared to $3.1 million at December 31, 2024, which are also recorded in other liabilities.

Equity

Total equity was $532.5 million at year-end 2025, compared with $458.4 million at year-end 2024. Book value per share was $31.88 as of December 31, 2025 compared with $30.00 at December 31, 2024.  Upon the acquisition of Woodsville each share of Guaranty’s common stock was converted into the right to receive 1.85 shares of the Company’s common stock, with cash paid in lieu of any fractional shares. The total consideration paid by the Company was $39.2 million and in total the Company issued 1.4 million shares of its common stock.

During 2025 and 2024, the Company declared and distributed regular cash dividends on its common stock in the aggregate amounts of $20.4 million and $17.8 million, respectively.  The Company’s 2025 dividend payout ratio amounted to 44%, compared with 42% in 2024.  Total cash dividends paid increased 7% in 2025 and was $1.26 per share of common stock, compared with $1.18 per share of common stock in 2024.

The Company and the Bank remained well-capitalized under regulatory guidelines at period end as further described in Note 13 – Shareholders’ Equity and Earnings Per Common Share on the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Net Interest Income

Net interest income for 2025 was $134.5 million compared with $113.8 million in 2024. The net interest margin was 3.41% in 2025 compared to 3.15% in the prior year. The yield on earning assets totaled 5.28% at December 31, 2025 compared to 5.18% at December 31, 2024. The yield on loans was 5.53% in 2025 and 5.40% in 2024 primarily due to the acquisition of $413.4 million loans. Total loan yield growth was partially offset by a decrease in the commercial and industrial yield to 6.44% for 2025 from 6.75% in 2024 driven by the decrease in rates of adjustable-rate loans. Costs of interest-bearing deposits decreased in 2025 to 2.17% from 2.37% in 2024 while borrowing costs increased to 4.69% in 2025 from 4.40% in 2024.

Provision for Credit Losses

The provision for credit losses on loans was $4.6 million at December 31, 2025 compared to $955 thousand at December 31, 2024.  The increase was due to the $4.0 million reserve on non-PCD loans as a result of the Woodsville acquisition. The provision for credit losses on available-for-sale debt securities was $636 thousand in 2025 compared to $1.2 million in 2024. The provision for available-for-sale-debt securities was due to the deterioration in scheduled interest payments and estimated future cash flows of two corporate securities in 2024.

Non-Interest Income

Non-interest income in 2025 was $34.6 million compared to $36.9 million in 2024.  Trust management fees were $16.1 million in 2025 compared to $15.7 million in 2024 due to higher assets under management of $3.0 billion at year-end 2025 compared to $2.8 billion at year-end 2024. Customer service fees increased 8% to $16.0 million in 2025 from $14.8 million in 2024 driven by increased deposit balances due to the Woodsville acquisition. Customer derivative income increased $1.1 million year-over-year primarily driven by the interest rate environment and swap timing. The overall decrease was driven by the Company recognizing impairment losses of $4.6 million on available-for-sale debt securities in 2025. For further detail see Note 3 – Available-for-Sale Debt Securities on the Consolidated Financial Statements.

Non-Interest Expense

Non-interest expense increased to $117.7 million in 2025 compared to $96.0 million in 2024. The increase was primarily due to $10.6 million in acquisition, conversion and other expenses related to the Woodsville acquisition. Salaries and benefits expense increased $5.7 million to $60.5 million in 2025 mostly due to increased personnel from the acquisition. Other expenses increased $5.5 million driven by a $1.5 million increase in the provision for unfunded commitments, $742 thousand increase in occupancy and equipment and $582 thousand in amortization of other intangibles all of which are related to the acquisition of Woodsville.

Income Tax Expense

Income tax expense was $9.0 million for the year ended December 31, 2025 compared to $9.1 million for the year ended December 31, 2024. The effective tax rate was 19.6% in 2025 compared to 17.26% in 2024.

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

Capital Resources

Consistent with our long-term goal of operating a sound and profitable organization, at December 31, 2025, we continue to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

At December 31, 2025, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from the Company's amortizing securities and loan portfolios. At December 31, 2025, we had unused borrowing capacity at the FHLB of $259.1 million, unused borrowing capacity at the Federal Reserve of $94.0 million and unused lines of credit totaling $41.0 million.

Purchase Obligations

In the normal course of conducting our banking and financial services business, and in connection with providing products and services to our customers, a variety of traditional third-party contracts for support services have been entered into. Examples of such contractual agreements include, but are not limited to: services providing core banking systems, ATM and debit card processing, trust services software, accounting software and the leasing of T-1 telecommunication lines and other technology infrastructure supporting our network.  These types of purchase obligations that will come due during 2026 is approximately $10.3 million as of December 31, 2025 which is expected to be funded by cash flows generated from our operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 – Summary of Significant Accounting Policies to our audited Consolidated Financial Statements for the year ended December 31, 2025 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of our financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.

Allowance for credit losses on loans (the “allowance”)

The estimate of expected credit losses on collectively evaluated loans is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on collectively evaluated loans that evaluates both quantitative and qualitative components. The methodology for evaluating the quantitative component involves pooling loans into portfolio segments for loans that share similar risk characteristics. For all loan segments measured on a collective basis, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology applies the probability of default (“PD”) and the loss given default (“LGD”) assumptions over the remaining contractual life of the loan which is adjusted for prepayment speeds, curtailment rate and time to recovery assumptions to estimate a reserve for each loan. The Company uses regression models to develop the PD and LGD assumptions, which are derived primarily from segment-specific selected peers. The loss rates are adjusted by an economic forecast over the reasonable and supportable forecast period after which time they revert back to the historical mean.

Assumptions evaluated each reporting period include the probability of default and loss given default assumptions, macroeconomic forecast variables, prepayment speed assumptions, and the determination of the qualitative factors. As of December 31, 2025 management utilized National Unemployment Rate, Commercial Real Estate Price Index and House Price Index in their economic forecast.  Hypothetically, if the economic forecast was deteriorated by 100bps compared to management’s base scenario the impact to the allowance would be an increase of $1.3 million. Hypothetically, if the economic forecast improved by 100bps compared to management’s base scenario, the impact to the allowance would be a decrease of $1.3 million. Hypothetically, if prepayment speeds doubled there would be a decrease to the allowance of $2.6 million. Hypothetically, if prepayment speeds were decreased by half there would be an increase to the allowance of $2.9 million.

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

As of December 31, 2025, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended December 31, 2025 and 2024:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At December 31, 2025
-200	$(8,358)	(5.1)%	$(20,741)	(12.0)%
-100	(4,412)	(2.7)	(10,179)	(5.9)
+100	4,579	2.8	9,053	5.3
+200	8,607	5.3	17,446	10.1
At December 31, 2024
-200	$(6,422)	(5.3)%	$(14,688)	(11.1)%
-100	(3,511)	(2.9)	(7,321)	(5.5)
+100	2,597	2.1	5,625	4.2
+200	5,127	4.2	10,880	8.2

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

As compared to December 31, 2024, asset sensitivity in year one is higher in up rate scenarios but slightly lower in down rate scenarios, while in year two, sensitives are higher in both up and down rate scenarios.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Bar Harbor, Maine

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Bar Harbor Bankshares and Subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Allowance for Credit Losses on Collectively Evaluated Loans

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for credit losses totaled $34.1 million as of December 31, 2025, which is primarily related to loans evaluated on a collective basis. The estimate of expected credit losses on collectively evaluated loans is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on collectively evaluated loans that evaluates both quantitative and qualitative components. The methodology for evaluating the quantitative component involves pooling loans into portfolio segments for loans that share similar risk characteristics.

For all loan segments measured on a collective basis, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology applies the probability of default (“PD”) and the loss given default (“LGD”) assumptions over the remaining contractual life of the loan which is adjusted for prepayment speeds, curtailment rate and time to recovery assumptions to estimate a reserve for each loan. The Company uses regression models to develop the PD and LGD assumptions, which are derived primarily from segment-specific selected peers. The loss rates are adjusted by an economic forecast over the reasonable and supportable forecast period after which time they revert back to the historical mean.

For all loan segments, the quantitative loss rates are supplemented by qualitative factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative factors are applied to each portfolio segment to reflect management’s estimate of expected changes in current conditions at the balance sheet date relative to historical performance.

We identified auditing the ACL on collectively evaluated loans as a critical audit matter because there is a high degree of measurement uncertainty due to the volume of data inputs and assumptions needed to perform the quantitative calculation as well as management judgement in deriving qualitative factors. This resulted in significant auditor judgment and audit effort in evaluating the appropriateness of the data inputs and assumptions used in the DCF methodology, as well as the reasonableness of qualitative factors applied in the ACL calculation.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of controls over the ACL on collectively evaluated loans, including controls addressing:

●	Relevance and reliability and completeness and accuracy of the external and internal data used in the DCF methodology, including in the development of PD and LGD assumptions.

●	Development of the PD and LGD assumptions through the use of regression models.
●	Reasonableness of the significant assumptions applied in the DCF methodology.
●	Appropriateness of qualitative framework, as well as the reasonableness of significant assumptions and the relevance and reliability and completeness and accuracy of data used in the development of qualitative factors.
●	Application of the data and significant assumptions in the DCF methodology and qualitative factors.

Substantively testing management’s process, including evaluating the method, data, and assumptions, for developing the ACL on loans collectively evaluated, which included:

●	Testing the relevance and reliability and completeness and accuracy of the external and internal data used in the DCF methodology and the qualitative factors.
●	Testing the reasonableness of the significant assumptions applied in the DCF methodology.
●	Testing the appropriateness of the qualitative framework, as well as the relevance and reliability of the data and reasonableness of significant assumptions applied in the development of qualitative factors.
●	Testing the application of the relevant and reliable data and significant assumptions applied in the DCF methodology.
●	With the assistance of internal valuation specialists, evaluating the appropriateness of the regression models and relevance and reliability of peer data used to develop the PD and LGD inputs within the DCF methodology.

/s/ Crowe LLP

We have served as the Company's auditor since 2025.

Boston, Massachusetts

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bar Harbor Bankshares and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bar Harbor Bankshares and Subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2015 to 2025.

Hartford, Connecticut

March 11, 2025

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$44,947	$34,266
Interest-earning deposits with other banks	35,890	37,896
Total cash and cash equivalents	80,837	72,162
Securities:
Available-for-sale debt securities	597,424	521,018
Less: Allowance for credit losses on available-for-sale debt securities	—	(568)
Net securities	597,424	520,450
Federal Home Loan Bank stock	11,308	12,237
Loans held for sale	5,283	1,235
Total loans held for investment	3,605,859	3,147,096
Less: Allowance for credit losses	(34,052)	(28,744)
Net loans held for investment	3,571,807	3,118,352
Premises and equipment, net	58,188	51,237
Other real estate owned	—	—
Goodwill	141,819	119,477
Other intangible assets	16,407	3,938
Cash surrender value of bank-owned life insurance	96,250	81,858
Deferred tax assets, net	29,926	23,330
Other assets	74,642	79,051
Total assets	$4,683,891	$4,083,327

Liabilities
Deposits:
Non-interest bearing demand	$670,786	$575,649
Interest-bearing demand	1,137,730	910,191
Savings	635,329	545,816
Money market	464,843	405,758
Time	912,594	830,274
Total deposits	3,821,282	3,267,688
Borrowings:
Senior	216,818	249,981
Subordinated	52,825	40,620
Total borrowings	269,643	290,601
Other liabilities	60,425	66,610
Total liabilities	4,151,350	3,624,899

Shareholders’ equity
Capital stock, par value $2.00; authorized 30,000,000 and 20,000,000 shares; issued 17,734,817 and 16,428,388 shares; outstanding 16,702,063 shares and 15,279,783 shares at December 31, 2025 and December 31, 2024, respectively	35,470	32,857
Additional paid-in capital	233,335	194,607
Retained earnings	314,372	297,857
Accumulated other comprehensive loss	(35,409)	(51,536)
Less: 1,032,754 and 1,148,605 shares of treasury stock, at cost, at December 31, 2025 and December 31, 2024, respectively	(15,227)	(15,357)
Total shareholders’ equity	532,541	458,428
Total liabilities and shareholders’ equity	$4,683,891	$4,083,327

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except earnings per share data)	2025	2024	2023
Interest and dividend income
Loans	$183,120	$163,846	$149,420
Securities and other	23,439	21,938	21,619
Federal Home Loan Bank stock	801	958	1,146
Interest-earning deposits with other banks	2,159	1,982	1,997
Total interest and dividend income	209,519	188,724	174,182
Interest expense
Deposits	63,525	61,696	38,232
Borrowings	11,516	13,189	18,275
Total interest expense	75,041	74,885	56,507
Net interest income	134,478	113,839	117,675
Provision for credit losses on available-for-sale debt securities	636	1,171	—
Provision for credit losses on loans	4,636	955	2,908
Net interest income after provision for credit losses	129,206	111,713	114,767

Non-interest income
Trust and investment management fee income	16,066	15,701	14,283
Customer service fees	15,953	14,839	15,168
(Loss) gain on available-for-sale debt securities, net	(5,329)	50	34
Mortgage banking income	1,969	2,093	1,587
Bank-owned life insurance income	2,576	2,304	2,699
Customer derivative income	2,013	928	409
Other income	1,208	973	893
Total non-interest income	34,456	36,888	35,073

Non-interest expense
Salaries and employee benefits	60,534	54,849	52,516
Occupancy and equipment	14,530	13,788	13,386
Depreciation	4,303	4,196	4,198
Gain (loss) on premises and equipment, net	257	(192)	182
Outside services	2,017	1,558	1,671
Professional services	1,809	1,422	1,586
Communication	877	759	697
Marketing	2,036	2,014	1,696
Amortization of intangible assets	1,514	932	932
FDIC assessment	1,921	1,808	1,743
Acquisition, conversion and other expenses	10,592	20	283
Provision (credit) for unfunded commitments	796	(775)	(85)
Other expenses	16,541	15,608	13,918
Total non-interest expense	117,727	95,987	92,723

Income before income taxes	45,935	52,614	57,117
Income tax expense	9,016	9,070	12,265
Net income	$36,919	$43,544	$44,852

Earnings per share:
Basic	$2.32	$2.86	$2.96
Diluted	$2.31	$2.84	$2.95
Weighted average common shares outstanding:
Basic	15,892	15,240	15,142
Diluted	15,955	15,311	15,195

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$36,919	$43,544	$44,852
Other comprehensive income (loss), before tax:
Changes in unrealized gain (loss) on available-for-sale debt securities	20,593	53	9,481
Changes in unrealized (loss) gain on hedging derivatives	(417)	(2,046)	1,011
Changes in unrealized gain (loss) on pension	277	(25)	135

Income taxes related to other comprehensive income (loss):
Changes in unrealized (gain) loss on available-for-sale debt securities	(4,450)	(145)	(1,884)
Changes in unrealized loss (gain) on hedging derivatives	118	474	(227)
Changes in unrealized loss (gain) on pension	6	15	(38)
Total other comprehensive income (loss)	16,127	(1,674)	8,478
Total comprehensive income	$53,046	$41,870	$53,330

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	loss	stock	Total
Balance at December 31, 2022	$32,857	$191,922	$243,815	$(58,340)	$(16,804)	$393,450

Net income	—	—	44,852	—	—	44,852
Other comprehensive income	—	—	—	8,478	—	8,478
Cash dividends declared ($1.10 per share)	—	—	(16,566)	—	—	(16,566)
Net issuance (89,443 shares) to employee stock plans, including related tax effects	—	(1,458)	—	—	653	(805)
Recognition of stock based compensation	—	2,650	—	—	—	2,650
Balance at December 31, 2023	$32,857	$193,114	$272,101	$(49,862)	$(16,151)	$432,059

Net income	—	—	43,544	—	—	43,544
Other comprehensive loss	—	—	—	(1,674)	—	(1,674)
Cash dividends declared ($1.18 per share)	—	—	(17,788)	—	—	(17,788)
Net issuance (107,652 shares) to employee stock plans, including related tax effects	—	(1,799)	—	—	794	(1,005)
Recognition of stock based compensation	—	3,292	—	—	—	3,292
Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428

Net income	—	—	36,919	—	—	36,919
Other comprehensive income	—	—	—	16,127	—	16,127
Cash dividends declared ($1.26 per share)	—	—	(20,404)	—	—	(20,404)
Common stock issued for acquisition of Guaranty Bancorp Inc. (Note 2)	2,701	36,516	—	—	—	39,217
Net issuance (71,816 shares) to employee stock plans, including related tax effects	—	(698)	—	—	(129)	(827)
Reclassification of shares	(88)	(171)	—	—	259	—
Recognition of stock based compensation	—	3,081	—	—	—	3,081
Balance at December 31, 2025	$35,470	$233,335	$314,372	$(35,409)	$(15,227)	$532,541

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$36,919	$43,544	$44,852
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	4,636	955	2,908
Provision for credit losses on available-for-sale debt securities	636	1,171	—
Net (accretion) amortization of securities	(399)	1,655	2,429
Deferred tax (benefit) expense	(64)	(366)	(686)
Change in unamortized net loan costs and premiums	(53)	(1,057)	(145)
Premises and equipment depreciation	4,303	4,196	4,198
Stock-based compensation expense	3,081	3,292	2,650
Accretion of purchase accounting entries, net	(3,261)	—	—
Amortization of other intangibles	1,514	932	932
Income from cash surrender value of bank-owned life insurance policies	(2,576)	(2,304)	(2,699)
Loss (gain) on available-for-sale debt securities	5,329	(50)	(34)
Decrease (increase) right-of-use lease assets	336	(1,712)	1,204
(Decrease) increase in lease liabilities	(421)	1,918	(1,179)
Loss (gain) on premises and equipment, net	257	(192)	182
Originations of loans held for sale	(57,538)	(53,947)	(40,943)
Proceeds from loans held for sale	53,326	54,901	38,754
Net change in other assets and liabilities	2,251	(565)	(5,020)
Net cash provided by operating activities	48,276	52,371	47,403

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale debt securities	99,804	64,391	42,184
Proceeds from sales of available-for-sale debt securities	43,559	—	—
Purchases of available-for-sale debt securities	(90,966)	(53,496)	(7,521)
Net change in loans	(42,102)	(147,343)	(96,840)
Purchase of Federal Home Loan Bank stock	(11,725)	(21,375)	(18,370)
Proceeds from redemption of Federal Home Loan Bank stock	17,024	21,926	20,473
Purchase of premises and equipment	(4,811)	(7,396)	(6,533)
Proceeds from sale of premises held for sale	406	1,408	413
Proceeds from death benefit of bank-owned life insurance policy	—	—	3,904
Cash received from acquisitions, net	77,521	—	—
Net cash provided by (used in) investing activities	88,710	(141,885)	(62,290)

Cash flows from financing activities:
Net change in deposits	22,305	126,531	97,726
Net change in short-term borrowings	(114,910)	(21,053)	(60,604)
Repayments of long-term borrowings	(14,475)	(10)	(2,317)
Net change in subordinated debt	—	159	—
Repayments of subordinated debt	—	(20,000)	—
Net issuance to employee stock plans	(827)	(1,005)	(805)
Cash dividends paid on common stock	(20,404)	(17,788)	(16,566)
Net cash (used in) provided by financing activities	(128,311)	66,834	17,434

Net change in cash and cash equivalents	8,675	(22,680)	2,547
Cash and cash equivalents at beginning of year	72,162	94,842	92,295
Cash and cash equivalents at end of period	$80,837	$72,162	$94,842

	Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental cash flow information:
Interest paid	$73,123	$73,399	$51,973
Income taxes paid, net	6,599	9,863	15,026
Transfer of non-cash assets	1,000	—	—
Assets acquired in acquisition of Guaranty Bancorp, Inc., excluding cash received	580,531	—	—
Liabilities assumed in acquisition of Guaranty Bancorp, Inc.	641,177	—	—
Common stock issued for Acquisition of Guaranty Bancorp, Inc.	39,217	—	—

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

Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiaries, Bar Harbor Bank & Trust, Bar Harbor Wealth Management, and Cottage Street Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation. Assets held in a fiduciary capacity are not assets of the Company, but assets of customers, and therefore, are not included in the Consolidated Balance Sheets.

Segment Reporting:  The Company’s reportable segment is determined by the Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. Operations of the Company are solely within community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third-party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Consolidated net income of the company is the primary performance metric utilized by the CODM. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Most of the Company’s revenue is from the business of banking. While the Company has assigned certain management responsibilities by business lines, the Company’s CODM monitors and evaluates financial performance on a Company-wide basis.  Accordingly, segment information is not presented in the Consolidated Financial Statements. Therefore, the Company has determined that its business is conducted in one reportable segment and represents the consolidated financial statements of the Company.

Reclassifications: Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. The reclassifications had no impact on net income in the Company’s consolidated statements of income or to the consolidated financial statements. In December 2025 management retrospectively adjusted the net change in loans held for sale to report them gross in the operating activities within the consolidated statement of cash flows for previous years to be comparable to the 2025 presentation.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and other short-term investments with maturities less than 90 days.

Debt Securities: Debt securities are classified as available-for-sale (“AFS”) when they may be sold before maturity. Available for sale securities primarily consist of mortgage-backed securities, obligations of state and political subdivisions thereof, and corporate bonds and are carried at estimated fair value. Fair values for debt securities are based upon quoted market prices, where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity unless deemed to have a credit loss as discussed below.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.

Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the Consolidated Statements of Income.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. The amount of accrued interest reversed against interest income totaled $603 thousand for the year ended December 31, 2024 there was no accrued interest for the year ended December 31, 2025.

Allowance for Credit Loss on AFS Debt Securities: Credit quality of AFS debt securities is monitored through credit ratings from various rating agencies and substantial price changes. Credit ratings express opinions about the credit quality of a security and are utilized by us to make informed decisions. Securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment grade, or exhibits significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that is non-credit related and has not been recorded through an allowance is recognized in other comprehensive income.

A change in the allowance on AFS debt securities may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes an AFS debt security is uncollectible based on the above described analysis. Refer to Note 3 – Securities Available for Sale of the consolidated financial statements for further discussion.

For available-for sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through Gain/loss on sale of investments. For available-for-sale debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgement about and expectations on future performance and relevant industry research, analysis and forecasts. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis.  Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $3.2 million as of December 31, 2025 and $3.3 million as of December 31, 2024 and is excluded from the estimation of credit losses.

Federal Home Loan Bank Stock (“FHLB”): The bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is a non-marketable restricted security and therefore is reported at cost, which generally equals par value. Shares held in excess of the minimum required by the FHLB are generally redeemable at par value. Dividends from FHLB stock are reported in interest and dividend income.

FHLB stock is periodically evaluated for impairment based on the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, there was no impairment related to the carrying amount of FHLB stock as of December 31, 2025 and 2024.

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

Purchase Credit Deteriorated (“PCD”) Loans: The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The company determines more than insignificant credit deterioration if loans are non-accruing, have an internal risk rating of criticized or worse, are more than 30 days past due at the purchase date or were previously categorized as PCD. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

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

When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on the loan. The interest on non-accrual loans is accounted for using the cash-basis or cost-recovery method depending on corresponding credit risk, until qualifying for return to accrual status. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period, generally a minimum of six months.

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

Allowance for Credit Losses on Loans (“ACL”): The allowance for credit losses (the “allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The level of the allowance represents management’s estimate of expected credit losses over the expected life of the loans at the Consolidated Balance Sheets date.

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

The Company’s allowance for credit losses totaled $34.1 million as of December 31, 2025, which is primarily related to loans evaluated on a collective basis. The estimate of expected credit losses on collectively evaluated loans is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on collectively evaluated loans that evaluates both quantitative and qualitative components. The methodology for evaluating the quantitative component involves pooling loans into portfolio segments for loans that share similar risk characteristics.

For all loan segments measured on a collective basis, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology applies the probability of default (“PD”) and the loss given default (“LGD”) assumptions over the remaining contractual life of the loan which is adjusted for prepayment speeds, curtailment rate and time to recovery assumptions to estimate a reserve for each loan. For all loan segments, the quantitative loss rates are supplemented by qualitative factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative factors are applied to each portfolio segment to reflect management’s estimate of expected changes in current conditions at the balance sheet date relative to historical performance.

The Company uses regression models to develop the PD and LGD assumptions, which are derived primarily from segment-specific selected peers. The loss rates are adjusted by an economic forecast over the reasonable and supportable forecast period after which time they revert back to the historical mean. Key economic indicators used in the model include unemployment rates, commercial real estate values, and housing prices. Management currently applies a two-quarter reasonable and supportable forecast period, followed by a six-quarter straight-line reversion to historical mean for each economic indicator. The combination of adjustments for credit expectations (PD and LGD) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Specific instrument effective yields are calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value (“NPV”). An allowance is established for the difference between the instrument’s NPV and amortized cost basis. The allowance is also adjusted for current conditions through the use qualitative factors. The qualitative factors consider both relevant internal and external information in their application.

Arriving at an appropriate level of allowance involves a high degree of judgment. There is a high degree of measurement uncertainty due to the volume of data inputs and assumptions needed to perform the quantitative calculation as well as management judgement in deriving qualitative factors. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

Individually Evaluated Loans: Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral less estimated cost to sell and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral.

Accrued Interest. Accrued interest receivable balances are presented within other assets on the Consolidated Balance Sheets.

Allowance for off-balance sheet credit exposures: The exposure is a component of other liabilities in the Consolidated Balance Sheets and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unused portions of lines of credit and standby and commercial letters of credit. The process used to determine the allowance for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the allowance on off-balance sheet exposures between reporting periods.

Concentrations of Business Risk: Most of the Company’s business activity is with customers located within Maine, New Hampshire and Vermont. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Northern New England area.

Premises and Equipment: Land is carried at cost.  Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of the lease term or estimated useful lives of related assets; generally five to 39 years for premises and three to eight years for furniture and equipment. Software costs are stated at cost less accumulated depreciation within other assets on the Consolidated Balance Sheets. Amortization expense on software is calculated using the straight-line method over the estimated useful lives of the related assets.

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

Other Real Estate Owned: Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. Initially at transfer if the recorded investment in the loan exceeds the property’s fair value at the time of acquisition, a charge-off is recorded against the allowance. If the fair value of the property initially at transfer exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other non-interest income. Subsequent decreases in the property’s fair value and operating expenses of the property are recognized through charges to other non-interest expense. The fair value of the property acquired and ongoing valuation is based on third-party appraisals, broker price opinions, recent sales activity, or a combination thereof, subject to management judgment. Due to changing market conditions the amount ultimately realized on the other real estate owned may differ from the amounts reflected in the financial statements. There was no other real estate owned for the years ended December 31, 2025 and 2024.

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

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain current and retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash surrender value, are recorded in other non-interest income, and are not subject to income taxes.

Capitalized Servicing Rights: Capitalized servicing rights are recognized as assets when residential loans are sold and the rights to service those loans are retained.

Capitalized servicing rights are initially recorded at fair value. Fair values are established by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Changes in the fair value of capitalized servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows. However, these capitalized servicing rights are amortized in proportion to and over the period of estimated net servicing income, which includes prepayment assumptions. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the capitalized servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these capitalized servicing rights exceeds fair value. The capitalized servicing rights are included in other assets on the Consolidated Balance Sheets.

Derivative Financial Instruments: Derivative instruments are recognized on the Consolidated Balance Sheets at fair value. On the inception date, management designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). Management formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. Both at the hedge’s inception and on an ongoing basis, management assesses whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. The fair value of the derivative is reflected on the Consolidated Balance Sheets in either other assets or liabilities.

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

Senior and Subordinated Borrowings: Senior borrowings include retail and wholesale repurchase agreements, FHLB overnight, FHLB short-term and long-term advances, federal funds purchased, credit facilities, and line of credit advances.  Subordinated borrowings consist of subordinated notes issued to investors. At times, posting of collateral is required for which, cash, loans and/or investment securities are used.

Off-Balance Sheet Financial Instruments: Off-balance sheet financial instruments consist of commitments to extend credit, and unused or unfunded loan funds and letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Stock Based Compensation: Equity award plans include stock options, restricted stock awards restricted stock units and performance stock units, which are described more fully in Note 14 – Stock Based Compensation Plans of the Consolidated Financial Statements. Stock based compensation expenses are recognized for stock options and restricted awards based on the fair value of these awards as of the grant date. For restricted stock units and performance stock units the expense is recognized over the vesting periods of the grants. Treasury shares are used for issuing shares upon option exercises, restricted stock awards, restricted stock unit vesting and performance stock unit vesting.

Employee Stock Purchase Plan:  Compensation expense is recognized based on the difference between the market price and the discounted price of shares issued from participant enrollment over each six month enrollment period.

Post-retirement Plans: Non-qualified supplemental retirement benefit payments are provided or promised to certain ex-employees and retired officers based on contractual agreements.  This plan is described more fully in Note 9 – Employee Benefit Plans of the Consolidated Financial Statements.  The plan agreements provide payments in installments over a period of years upon reaching a certain age, retirement or death. Benefit obligations are recognized as the net present value of payments associated with the agreements over the service periods of the participants. Compensation expense is recognized from these plans based on various actuarial assumptions regarding future experience under the plans, including discount rate,  interest costs, the impact of changes in mortality rates on the benefit obligations and the expected return on plan assets.

Pension Plan: The pension plan is an inherited, frozen, noncontributory, qualified, defined benefit plan for certain employees who met age and service requirements.  This plan is described more fully in Note 9 – Employee Benefit Plans of the Consolidated Financial Statements.  In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances.  As of the measurement date December 31, 2025 and 2024, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

At the end of each year the Plans’ assets and obligations are examined to determine its funded status as of the end of the fiscal year and recognizes those changes in other comprehensive income, net of tax.  The plans over or under funded status is recognized in the Consolidated Balance Sheets as an asset or liability, respectively.

401(k) Plan:  The employer sponsored 401(k) plan to which participants may make contributions in the form of salary deferrals also provides participants with matching contributions in accordance with the terms of the plan. Contributions due under the terms of the defined contribution plans are accrued through compensation expense as earned by employees.

Income Taxes: The company and its subsidiaries file a consolidated federal income tax return.  Provision for income taxes is based on taxes currently payable or refundable as well as the deferred taxes that are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The asset and liability method of accounting for income taxes is utilized. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Revenue Recognition: Non-interest revenue is recognized in accordance with ASC 606, "Revenue from Contracts with Customers." ASC 606 requires a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) a performance obligation is satisfied. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or service. See Note 16 – Revenue from Contracts with Customers of the Company’s Consolidated Financial Statements for additional information on revenue recognition.

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

Leases: Leases are classified as operating or finance leases at the lease commencement date. The Company records leases on the balance sheet in the form of a lease liability for the present value of future lease payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record short term leases with an initial lease term of one year or less on the Consolidated Balance Sheets.

At lease inception, the Company determines the lease term by considering the noncancelable lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line lease expense. Leasehold improvements, except for those relating to leases between entities under common control, are amortized over the shorter of the useful life and the estimated lease term. Leasehold improvements relating to leases between entities under common control are amortized over the useful life of the improvements to the common control group. The Company’s leases do not contain residual value guarantees or material variable lease payments. Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. Lease expense is included in occupancy and equipment expense on the Company's consolidated statements of income.

The Company's variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease. The amortization of the right-of-use asset arising from finance leases is expensed through occupancy and equipment expense and the interest on the related lease liability is expensed through interest expense on borrowings on the Company's consolidated statements of income.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders

Fair Value of Financial Instruments: The Company groups assets and liabilities that are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Comprehensive Income: Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders’ equity, net of tax, such as the change in net unrealized gain or loss on securities available for sale and changes in the funded position of the pension and postretirement benefit plans.  Accumulated other comprehensive income or loss, which is a component of shareholders’ equity, represents the net unrealized gain or loss on securities available for sale, net of tax and the funded position in the Company’s pension plan and postretirement benefit plans, net of tax.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restriction on Cash: The Company is required to maintain reserve balances with the Federal Reserve Bank, there was no required reserve balance at December 31, 2025 or 2024.  The nature of the Company’s business requires that it maintain amounts due from banks, which at times, may exceed federally insured limits.  No losses have been experienced in those accounts.

Recent Accounting Pronouncements

Standard	Description	Required Date of Adoption	Effect on financial statements
Standards Adopted in 2025
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

		Annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025	Additional jurisdictional disclosures have been incorporated prospectively in note 10 Income Taxes in the financial statements.
ASU 2025-08 Financial Instruments (Topic 326): Credit Losses

The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition.
Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans.

		Annual periods beginning after December 15, 2026 and interim periods within those reporting periods	This standard has been adopted prospectively.

1

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

The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled

$22.3 million and was recorded as goodwill. The results of Guaranty’s operations were included in the Company’s consolidated financial statements subsequent to the merger date. The Company’s calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to estimates becomes available.

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

Direct acquisition and integration costs were expensed as incurred, and totaled $10.4 million during the twelve months ending December 31, 2025.

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

Pro Forma Information (unaudited)

The following table presents selected unaudited pro forma financial information reflecting the acquisition of Guaranty assuming the acquisition was completed as of January 1, 2024. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Guaranty had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Information for the year ended December 31, 2025 reflects the actual results of the Company excluding merger costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change.

Information for the year ended December 31, 2024, includes Guaranty’s calculated results for the year ended December 31, 2024 and reflect adjustments related to the amortization or accretion of purchase accounting fair value adjustments, merger and acquisition costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. The unaudited pro forma information below does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost-savings.

	Twelve Months Ended
	December 31,
(in thousands, except earnings per share)	2025	2024
Total revenue(1)	$181,213	$178,115
Net income	50,978	55,363
(1)	Total revenue is defined as the sum of net interest income plus non-interest income.

NOTE 3.           AVAILABLE-FOR-SALE DEBT SECURITIES

The following is a summary of available-for-sale debt securities:

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1,113	$1	$(12)	$1,102	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	268,976	2,734	(22,168)	249,542	—
US Government agency	163,369	347	(9,816)	153,900	—
Private label	11,793	—	(794)	10,999	—
Obligations of states and political subdivisions thereof	120,447	4	(15,912)	104,539	—
Corporate bonds	79,255	233	(2,146)	77,342	—
Total available-for-sale debt securities	$644,953	$3,319	$(50,848)	$597,424	$—

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$1,344	$—	$(26)	$1,318	$—
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	208,818	22	(31,524)	177,316	—
US Government agency	115,177	53	(11,314)	103,916	—
Private label	40,633	25	(1,094)	39,564	—
Obligations of states and political subdivisions thereof	116,421	5,564	(16,533)	105,452	—
Corporate bonds	100,923	290	(7,761)	93,452	(568)
Total available-for-sale debt securities	$583,316	$5,954	$(68,252)	$521,018	$(568)

Included in mortgage-backed securities and collateralized mortgage obligations are securities backed by residential and commercial loans.

Credit Quality Information

We monitor the credit quality of available-for-sale debt securities through credit ratings from various rating agencies and substantial price changes. In an effort to make informed decisions, we utilize credit ratings that express opinions about the credit quality of a security. We review credit quality on a quarterly basis and securities are triggered for further review in the quarter if the security has significant fluctuations in ratings, drops below investment-grade, or significant pricing changes. For securities without credit ratings, we utilize other financial information indicating the financial health of the underlying municipality, agency, or organization associated with the underlying security. For the year ended 2025 there were no significant changes to the credit quality of the portfolio.

Management recorded an allowance for credit losses on two corporate notes where there was a change in future estimated cash flows during the year ended December 31, 2024. A discounted cash flow approach was used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value. As of December 31, 2025 we have one nonaccrual corporate bond of $8.0 million written down by $5.8 million, of which $4.6 million is included in impairment losses on available-for-sale debt securities. The bond previously carried a $1.2 million allowance, which was charged-off through the allowance for credit losses on securities during the period ended June 30, 2025. The losses were included in net gain (loss) on available-for-sale debt securities in the consolidated statements of income. The Company had determined that it no longer intended to hold the security until recovery of the amortized cost basis.

At December 31, 2024 we had $9.0 million of corporate bonds that we allocated $568 thousand in related allowance for credit losses. In the first quarter of 2025, a $1.0 million nonaccrual security matured and was transferred to a financing receivable non-cash asset. During the year, there were $571 thousand in write-offs recorded for the nonaccrual security.

The table below presents a rollforward by major security type for the years ended December 31, 2025 and 2024 of the allowance for credit losses on available-for-sale debt securities held at period end:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
(in thousands)	Corporate Bonds	Total	Corporate Bonds	Total
Beginning Balance	$568	$568	$—	$—
Provision for credit losses on available-for-sale debt securities	636	636	1,171	1,171
Charge-offs	(1,204)	(1,204)	(603)	(603)
Ending Balance	$—	$—	$568	$568

We carried no allowance and there were no charge-offs on available-for-sale debt securities as of December 31, 2023.

The amortized cost and estimated fair value of available-for-sale debt securities segregated by contractual maturity at December 31, 2025 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Securities not due at a single maturity date are shown separately.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$14,745	$14,488
Over 1 year to 5 years	35,600	35,254
Over 5 years to 10 years	37,189	35,487
Over 10 years	113,281	97,754
Total bonds and obligations	200,815	182,983
Mortgage-backed securities and collateralized mortgage obligations	444,138	414,441
Total available-for-sale debt securities	$644,953	$597,424

The proceeds from sales, calls and maturities of available-for-sale debt securities, gross realized gains and losses for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Proceeds from sales	$43,559	$—	$—
Proceeds from calls/paydowns	99,804	59,380	41,954
Proceeds from maturities	—	3,011	195
Gross realized gains	247	50	34
Gross realized losses	(434)	—	—
Gross impairment losses	(4,571)	—	—

Accrued interest receivable on available-for-sale debt securities totaled $3.2 million at December 31, 2025 and $3.3 million at December 31, 2024, which is reported in other assets on the Consolidated Balance Sheets.

The following tables summarize available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$—	$12	$413	$12	$413
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	7	1,241	22,161	150,629	22,168	151,870
US Government agency	970	39,343	8,846	72,849	9,816	112,192
Private label	1	2,000	793	8,984	794	10,984
Obligations of states and political subdivisions thereof	—	—	15,912	97,856	15,912	97,856
Corporate bonds	82	6,911	2,064	53,936	2,146	60,847
Total available-for-sale debt securities	$1,060	$49,495	$49,788	$384,667	$50,848	$434,162

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2024
Debt securities:
Obligations of US Government-sponsored enterprises	$2	$707	$24	$611	$26	$1,318
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	109	8,003	31,415	165,116	31,524	173,119
US Government agency	817	35,174	10,497	60,789	11,314	95,963
Private label	1	948	1,093	19,839	1,094	20,787
Obligations of states and political subdivisions thereof	115	4,962	16,418	99,109	16,533	104,071
Corporate bonds	26	2,438	4,495	75,002	4,521	77,440
Total available-for-sale debt securities	$1,070	$52,232	$63,942	$420,466	$65,012	$472,698

The following summarizes, by investment security type, the impact of securities in an unrealized loss position at December 31, 2025:

Obligations of US Government-sponsored enterprises

6 out of the total 7 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.93% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment-grade rated and there were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during 2025. All securities are performing.

US Government-sponsored enterprises

353 out of the total 508 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 12.74% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the year. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during 2025. All securities are performing.

US Government agency

127 out of the total 170 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 8.05% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US government agency securities. The securities are rated investment grade and there were no material underlying credit downgrades during the year. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during 2025. All securities are performing.

Private label

14 of the total 15 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 6.74% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during 2025. All securities are performing.

Obligations of states and political subdivisions thereof

50 of the total 65 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 13.99% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for that risk. There were no material underlying credit downgrades during the year. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during 2025. All securities are performing.

Corporate bonds

20 of the total 30 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 3.41% of the amortized cost of securities in unrealized loss positions. We review the financial strength of all of these bonds, and have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during 2025. All but the one corporate bond discussed above are performing.

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of December 31, 2025, prior to this recovery.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$16,204	$14,475	$18,483	$15,821
Securities pledged for repurchase agreements	15,110	13,207	16,764	14,020
Securities pledged for borrowings (1)	14,831	14,515	35,819	30,634
Total securities pledged	$46,145	$42,197	$71,066	$60,475
(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston.

The following table summarizes the balance of available-for-sale debt securities at December 31, 2025 and 2024 that represent greater than 10% of shareholders’ equity:

	Years Ended December 31,
	2025		2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal National Mortgage Association	$174,322	$161,700	$138,375	$118,106
Federal Home Loan Mortgage Corporation	94,654	87,842	70,443	59,210
Government National Mortgage Association	163,369	153,900	115,177	103,916
Obligations of states and political subdivisions thereof	120,447	104,539	116,421	105,452
Corporate Bonds	79,255	77,342	100,923	93,452

NOTE 4.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans by regulatory call report code segmentation based on underlying collateral for certain loan types:

	December 31,	December 31,
(in thousands)	2025	2024
Commercial construction	$213,779	$131,617
Commercial real estate owner occupied	385,843	302,074
Commercial real estate non-owner occupied	1,450,597	1,358,903
Municipal and other	43,106	44,275
Commercial and industrial	315,370	319,766
Residential real estate	1,068,413	888,251
Home equity	114,484	94,141
Consumer other	14,267	8,069
Total loans	3,605,859	3,147,096
Allowance for credit losses	34,052	28,744
Net loans	$3,571,807	$3,118,352

Total unamortized net costs and premiums included in loan totals were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Net unamortized loan origination costs	$1,929	$1,982
Net unamortized fair value discount on acquired loans	(36,739)	(2,442)
Total	$(34,810)	$(460)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2025 and 2024, accrued interest receivable for loans totaled $11.5 million and $10.5 million, respectively, and is included in the “other assets” line item on the Company’s Consolidated Balance Sheets.

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

Municipal and other - Loans in this segment primarily include loans to various state and municipal government entities. Loans made to these borrowers may provide us with tax-exempt income. While governed and underwritten similar to commercial loans they do have unique requirements based on established polices. Almost all state and municipal loans are considered a general obligation of the issuing entity. Given the size of many municipal borrowers, borrowings are normally not rated by major rating agencies. Municipal loans are primarily repaid by taxes collected by the municipality.

Commercial and industrial loans - Loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment in this segment.  Generally loans are secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.  Some loans in this category may be unsecured or guaranteed by government agencies such as the U.S. Small Business Administration.  Loans are primarily paid by the operating cash flows of the borrower.

Residential real estate - All loans in this segment are collateralized by one-to-four family homes.  Residential real estate loans held in the loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to various underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.

Home equity - All loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.

Consumer other - Loans in this segment include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto loans, recreational equipment, overdraft protection or other consumer loans. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines, as applicable. Consumer loans may be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on our Consolidated Balance Sheets. The level of the ACL represents management’s estimate of expected credit losses over the expected life of the loans at the Consolidated Balance Sheets date.

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

The activity in the allowance for credit losses for the periods ended are as follows:

	At or for the Year Ended December 31, 2025
	Balance at
	Beginning of			Acquired PCD	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans(1)	(Credit)	End of Period
Commercial construction	$2,096	$—	$—	$—	$2,275	$4,371
Commercial real estate owner occupied	2,794	—	—	76	1,175	4,045
Commercial real estate non-owner occupied	11,104	—	—	301	1,432	12,837
Municipal and other	128	—	—	—	(9)	119
Commercial and industrial	5,064	(737)	17	1,174	(140)	5,378
Residential real estate	6,732	—	36	53	(471)	6,350
Home equity	741	—	12	2	59	814
Consumer other	85	(284)	6	16	315	138
Total	$28,744	$(1,021)	$71	$1,622	$4,636	$34,052
(1)	Upon acquisition of Woodsville the Company designated certain acquired loans with an unpaid principal balance of $11.2 million as PCD loans. Refer to Note 2 for further discussion of the Company's designation of PCD loans.

	At or for the Year Ended December 31, 2024
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$4,261	$—	$—	$(2,165)	$2,096
Commercial real estate owner occupied	2,863	(3)	—	(66)	2,794
Commercial real estate non-owner occupied	9,443	—	—	1,661	11,104
Municipal and other	119	—	—	9	128
Commercial and industrial	3,259	(187)	29	1,963	5,064
Residential real estate	7,352	—	15	(635)	6,732
Home equity	767	—	11	(37)	741
Consumer other	78	(277)	59	225	85
Total	$28,142	$(467)	$114	$955	$28,744

	At or for the Year Ended December 31, 2023
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$2,579	$—	$—	$1,682	$4,261
Commercial real estate owner occupied	2,189	—	142	532	2,863
Commercial real estate non-owner occupied	9,341	—	—	102	9,443
Municipal and other	93	—	—	26	119
Commercial and industrial	3,493	(664)	149	281	3,259
Residential real estate	7,274	(8)	31	55	7,352
Home equity	811	(12)	6	(38)	767
Consumer other	80	(289)	19	268	78
Total	$25,860	$(973)	$347	$2,908	$28,142

Unfunded Commitments

The allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the Consolidated Balance Sheets), with adjustments to the reserve recognized in other non-interest expense in the Consolidated Statements of Income. The activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

	At or for the Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning Balance	$3,049	$3,825	$3,910
Provision (credit) for credit losses	796	(776)	(85)
Ending Balance	$3,845	$3,049	$3,825

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

Residential real estate, home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements. Performing loans include loans that are current and loans that are past due less than 90 days. Non-performing loans include loans that are past due over 90 days and non-accrual loans.

The following tables presents our loans by year of origination, loan segmentation and risk indicator as of  December 31, 2025 and 2024:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Commercial construction
Risk rating:
Pass	$62,267	$62,422	$43,824	$22,609	$2,373	$5,819	$199,314
Special mention	—	14,434	—	—	—	—	14,434
Substandard	—	—	—	—	—	31	31
Total	$62,267	$76,856	$43,824	$22,609	$2,373	$5,850	$213,779
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$60,013	$37,785	$47,601	$74,993	$31,512	$115,774	$367,678
Special mention	—	—	878	596	13,377	1,329	16,180
Substandard	—	—	—	—	—	1,895	1,895
Doubtful	—	—	—	—	—	90	90
Total	$60,013	$37,785	$48,479	$75,589	$44,889	$119,088	$385,843
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$234,960	$78,781	$56,134	$329,779	$188,810	$420,958	$1,309,422
Special mention	—	25,392	—	32,650	21,930	25,313	105,285
Substandard	—	—	7,596	—	—	28,294	35,890
Doubtful	—	—	—	—	—	—	—
Total	$234,960	$104,173	$63,730	$362,429	$210,740	$474,565	$1,450,597
Current period gross write-offs	—	—	—	—	—	—	—

Municipal and other
Risk rating:
Pass	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$54,711	$67,007	$45,202	$41,687	$9,046	$88,496	$306,149
Special mention	127	104	1,366	1,766	431	1,108	4,902
Substandard	70	581	56	395	395	2,576	4,073
Doubtful	—	—	—	85	5	156	246
Total	$54,908	$67,692	$46,624	$43,933	$9,877	$92,336	$315,370
Current period gross write-offs	—	86	—	—	25	626	737
(continued)

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Residential real estate
Performing	$45,303	$47,589	$76,856	$211,153	$187,848	$491,752	$1,060,501
Nonperforming	—	—	1,279	1,289	1,229	4,115	7,912
Total	$45,303	$47,589	$78,135	$212,442	$189,077	$495,867	$1,068,413
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$20,279	$22,933	$15,121	$12,304	$6,672	$35,992	$113,301
Nonperforming	—	—	99	227	89	768	1,183
Total	$20,279	$22,933	$15,220	$12,531	$6,761	$36,760	$114,484
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$6,764	$2,538	$2,848	$971	$328	$742	$14,191
Nonperforming	46	11	17	—	—	2	76
Total	$6,810	$2,549	$2,865	$971	$328	$744	$14,267
Current period gross write-offs	—	26	27	16	4	211	284

Total Loans	$492,364	$362,429	$303,506	$736,534	$464,963	$1,246,063	$3,605,859

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Commercial construction
Risk rating:
Pass	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$34,320	$27,251	$55,825	$771	$4,404	$9,046	$131,617
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$42,705	$46,869	$60,102	$29,808	$20,761	$96,123	$296,368
Special mention	—	128	—	—	—	2,070	2,198
Substandard	—	—	—	—	—	3,442	3,442
Doubtful	—	—	—	—	—	66	66
Total	$42,705	$46,997	$60,102	$29,808	$20,761	$101,701	$302,074
Current period gross write-offs	—	—	—	—	—	3	3

Commercial real estate non-owner occupied
Risk rating:
Pass	$142,348	$47,986	$405,235	$234,520	$156,873	$295,646	$1,282,608
Special mention	—	—	—	20,446	3,913	26,969	51,328
Substandard	—	7,702	—	—	—	17,265	24,967
Doubtful	—	—	—	—	—	—	—
Total	$142,348	$55,688	$405,235	$254,966	$160,786	$339,880	$1,358,903
Current period gross write-offs	—	—	—	—	—	—	—

Municipal and other
Risk rating:
Pass	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$11,026	$2,669	$6,283	$602	$178	$23,517	$44,275
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$79,211	$62,047	$47,739	$12,154	$32,239	$65,002	$298,392
Special mention	9	14,878	1,266	834	60	632	17,679
Substandard	128	72	408	221	—	2,866	3,695
Doubtful	—	—	—	—	—	—	—
Total	$79,348	$76,997	$49,413	$13,209	$32,299	$68,500	$319,766
Current period gross write-offs	—	48	28	62	18	31	187
(continued)

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Residential real estate
Performing	$35,872	$67,708	$174,677	$154,229	$89,752	$362,421	$884,659
Nonperforming	—	194	458	—	—	2,940	3,592
Total	$35,872	$67,902	$175,135	$154,229	$89,752	$365,361	$888,251
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$19,175	$15,762	$12,515	$6,648	$5,536	$33,238	$92,874
Nonperforming	—	—	198	53	—	1,016	1,267
Total	$19,175	$15,762	$12,713	$6,701	$5,536	$34,254	$94,141
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$4,432	$1,644	$870	$276	$108	$715	$8,045
Nonperforming	—	8	—	1	—	15	24
Total	$4,432	$1,652	$870	$277	$108	$730	$8,069
Current period gross write-offs	—	59	12	—	2	204	277

Total Loans	$369,226	$294,918	$765,576	$460,563	$313,824	$942,989	$3,147,096

Past Due Loans

The following is a summary of past due loans for the periods ended:

	December 31, 2025
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$162	$—	$—	$162	$213,617	$213,779
Commercial real estate owner occupied	641	—	723	1,364	384,479	385,843
Commercial real estate non-owner occupied	—	—	122	122	1,450,475	1,450,597
Municipal and other	—	—	—	—	43,106	43,106
Commercial and industrial	899	26	893	1,818	313,552	315,370
Residential real estate	9,162	1,190	4,640	14,992	1,053,421	1,068,413
Home equity	876	549	476	1,901	112,583	114,484
Consumer other	33	45	51	129	14,138	14,267
Total	$11,773	$1,810	$6,905	$20,488	$3,585,371	$3,605,859

	December 31, 2024
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$—	$—	$131,617	$131,617
Commercial real estate owner occupied	—	—	6	6	302,068	302,074
Commercial real estate non-owner occupied	184	—	93	277	1,358,626	1,358,903
Municipal and other	—	—	—	—	44,275	44,275
Commercial and industrial	428	227	578	1,233	318,533	319,766
Residential real estate	14,076	2,426	663	17,165	871,086	888,251
Home equity	963	441	193	1,597	92,544	94,141
Consumer other	35	20	1	56	8,013	8,069
Total	$15,686	$3,114	$1,534	$20,334	$3,126,762	$3,147,096

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	December 31, 2025
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$31	$—	$—
Commercial real estate owner occupied	829	237	—
Commercial real estate non-owner occupied	184	—	—
Municipal and other	—	—	—
Commercial and industrial	1,371	141	—
Residential real estate	7,912	1,044	—
Home equity	1,183	1	—
Consumer other	76	4	—
Total	$11,586	$1,427	$—

	December 31, 2024
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$—	$—	$—
Commercial real estate owner occupied	736	671	—
Commercial real estate non-owner occupied	277	184	—
Municipal and other	—	—	—
Commercial and industrial	1,099	295	—
Residential real estate	3,591	898	—
Home equity	1,267	1	2
Consumer other	24	1	—
Total	$6,994	$2,050	$2

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the year ended December 31, 2025 and 2024.

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

	December 31, 2025		December 31, 2024
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	378	—	736	—
Commercial real estate non-owner occupied	1,985	—	277	—
Municipal and other	—	—	—	—
Commercial and industrial	—	2,410	1,099	—
Residential real estate	318	—	3,591	—
Home equity	119	—	1,267	—
Consumer other	—	—	24	—
Total	$2,800	$2,410	$6,994	$—

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025 and 2024, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Twelve Months Ended December 31, 2025
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	11,512	—	—	0.79
Municipal and other	—	—	—	—	—	—
Commercial and industrial	—	—	270	—	—	0.09
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$11,782	$—	$—	0.33%

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Twelve Months Ended December 31, 2024
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
Commercial and industrial	—	—	9	—	—	0.00
Residential real estate	—	70	30	—	72	0.02
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$70	$39	$—	$72	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025 and 2024.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Twelve Months Ended December 31, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	8	—
Municipal and other	—	—	—
Commercial and industrial	—	29	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Twelve Months Ended December 31, 2024
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Municipal and other	—	—	—
Commercial and industrial	—	58	—
Residential real estate	3	61	1.25
Home equity	—	—	—
Consumer other	—	—	—

As of December 31, 2025 the Bank had no loans that were modified during the current period that defaulted within 12 months of the modification date.

Foreclosure

Residential mortgage loans collateralized by real estate that are in the process of foreclosure as of December 31, 2025 and December 31, 2024 totaled $171 thousand and $83 thousand, respectively.

Loans to Related Parties

In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31, 2025 and December 31, 2024 are summarized below:

(in thousands)	2025	2024
Beginning balance	$2,555	$4,045
Changes in composition(1)	176	—
New loans	—	35
Additional draw on line of credit	483	—
Less: repayments	(460)	(1,525)
Ending balance	$2,754	$2,555

(1)	Adjustments to reflect changes in status of directors and officers for each year presented.

Mortgage Banking

Loans sold

For the years ended December 31, 2025, 2024 and 2023, we sold $53.3 million, $54.9 million, and $38.8 million respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $724 thousand, $663 thousand, and $192 thousand respectively.

Loans Held for Sale

We had $5.3 million of loans held for sale as of December 31, 2025, and $1.2 million as of December 31, 2024. Loans held for sale at December 31, 2025 and 2024 had an unpaid principal balance of $5.2 million and $1.2 million, respectively. As of December 31, 2025 and 2024 no loans classified as held for sale were over 90 days past due. The interest rate exposure on loans held for sale is mitigated through forward delivery commitments with certain approved secondary market investors. Forward sale commitments had a notional amount of $5.2 million at December 31, 2025, and $4.8 million at December 31, 2024. Refer to Note 11 for further discussion of forward delivery commitments.

Servicing Assets

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. At year end 2025 and 2024, the Bank was servicing loans for participants totaling $609.9 million and $591.8 million, respectively. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually-specified servicing fees were $1.5 million for the year ended 2025 and $2.1 million for the year ended 2024 and $1.6 million for the year end 2023, and are included as a component of other income within non-interest income.

Servicing rights activity during 2025 and 2024, included in other assets, was as follows:

	At or for the Twelve Months Ended
	December 31,
(in thousands)	2025	2024
Balance at beginning of year	$3,089	$3,161
Acquired	472	—
Additions	412	530
Amortization	(652)	(602)
Balance at end of year	$3,321	$3,089

NOTE 5.           PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2025 and December 31, 2024 are summarized as follows:

			Estimated Useful
(in thousands, except years)	2025	2024	Life
Land	$5,989	$4,807	N/A
Buildings and improvements	65,597	59,860	5-39 years
Furniture and equipment	22,852	19,590	3-8 years
Premises and equipment, gross	94,438	84,257
Accumulated depreciation	(36,250)	(33,020)
Premises and equipment, net	$58,188	$51,237

Depreciation expense for the year ended December 31, 2025 amounted to $4.3 million, and was $4.2 million for the years ended December 31, 2024 and 2023.

There were no premises held for sale for the year ended December 31, 2025. Premises held for sale for the years ended December 31, 2024, and 2023 were $419 thousand and $1.2 million, respectively, and are included in other assets. We measure premises held for sale at the lower of amortized cost or estimated fair value less anticipated selling costs.  We sold $406 thousand of premises held for sale in 2025 resulting in a gain on sale of $189 thousand which is included in the gain on premises and equipment, net. We sold $903 thousand of premises held for sale in 2024 that resulted in a gain of $232 thousand, which is included in the gain on premises and equipment, net. We did not sell any premises held for sale in 2023. There were no impairment charges recognized in 2025, 2024 and 2023.

NOTE 6.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill in 2025 and 2024 is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of year	$119,477	$119,477
Acquisition (1)	22,342	—
Balance at end of year	$141,819	$119,477
(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $22.3 million in goodwill. Refer to Note 2 for further details.

Impairment exists when a reporting unit’s carrying amount exceeds its fair value. In accordance with ASC 350-20, the Company elected to perform a qualitative assessment as of December 31, 2025, to determine whether it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill. In making this determination, management evaluated relevant events and circumstances, including macroeconomic conditions, industry and market considerations, financial performance trends, and other entity-specific factors. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. No goodwill impairment was recognized for the years ended 2025, 2024, 2023. The components of other intangible assets in 2025 and 2024 are as follows:

	December 31, 2025
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits) (1)	$22,691	$(6,969)	$15,722
Customer list and other intangibles	2,120	(1,435)	685
Total	$24,811	$(8,404)	$16,407
(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $14.0 million in CDI assets that will amortize over a 10 year period. Refer to Note 2 for further details.

	December 31, 2024
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$9,483	$(6,423)	$3,060
Customer list and other intangibles	2,118	(1,240)	878
Total	$11,601	$(7,663)	$3,938

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles totaled $1.5 million in 2025, $932 thousand in 2024 and $932 thousand in 2023.

The estimated aggregate future amortization expense for other intangible assets remaining at year end 2025 is as follows:

Other Intangible
(in thousands)	Assets
2026	$2,330
2027	2,330
2028	2,357
2029	1,583
2030	1,398
2031 and thereafter	6,409
Total	$16,407

NOTE 7.           DEPOSITS

A summary of time deposits at December 31, 2025 and December 31, 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Time less than $100,000	$384,042	$439,648
Time $100,000 through $250,000	298,447	203,962
Time $250,000 or more	230,105	186,664
Total	$912,594	$830,274

At December 31, 2025 and December 31, 2024, the scheduled maturities by year for time deposits are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Within 1 year	$876,348	$806,974
Over 1 year to 2 years	25,438	16,422
Over 2 years to 3 years	4,933	4,028
Over 3 years to 4 years	2,845	1,805
Over 4 years to 5 years	3,001	931
Over 5 years	29	114
Total	$912,594	$830,274

Included in time deposits are brokered deposits of $151.6 million and $256.0 million at December 31, 2025 and December 31, 2024, respectively. Also included in time deposits are reciprocal deposits of $88.7 million and $62.5 million at December 31, 2025 and December 31, 2024, respectively.

NOTE 8.           BORROWED FUNDS

Borrowed funds at December 31, 2025 and December 31, 2024 are summarized, as follows:

	December 31, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$130,000	3.90%	$242,650	4.49%
Other borrowings	4,802	0.17	7,062	0.19
Total short-term borrowings	134,802	3.77	249,712	4.35
Long-term borrowings
Advances from the FHLB	82,016	2.81	269	4.50
Subordinated borrowings	52,825	11.31	40,620	6.60
Total long-term borrowings	134,841	6.14	40,889	6.59
Total	$269,643	4.93%	$290,601	4.75%

Short-term debt includes FHLB advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the years ended December 31, 2025 and 2024. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Federal Reserve Bank of Boston (the “Reserve Bank”). As of December 31, 2025 and 2024 our available secured line of credit at the Reserve Bank was $94.0 million and $105.6 million, respectively. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40 million as of December 31, 2025 and December 31, 2024. There was no outstanding balance on the line of credit as of December 31, 2025 and December 31, 2024.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at December 31, 2025 include callable advances of $80.0 million, non-callable advances of $1.0 million and amortizing advances of $1.0 million. There were no callable advances outstanding and $269 thousand of amortizing advances at December 31, 2024. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of December 31, 2025 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2026	$130,000	3.90%
2027	56,004	2.89
2028	25,000	2.31
2029	—	—
2030	—	—
Thereafter	1,012	10.65
Total FHLB advances	$212,016	3.48%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $740.7 million and $781.2 million of loans under a blanket lien arrangement at year-end 2025 and 2024. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $259.1 million at year-end 2025.

At year-end 2025 and 2024, subordinated borrowings was as follows:

	2025		2024
(in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
NHTB Capital Trust II Variable Debentures	$10,310	$—	$10,310	$—
NHTB Capital Trust III Fixed Debentures	10,310	—	10,310	—
Subordinated Notes due 2029	20,000	—	20,000	—
Subordinated Notes due 2031	13,000	(795)	—	—
Total	$53,620	$(795)	$40,620	$—

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “Notes”) to accredited investors on November 26, 2019. The Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the Notes, in whole or in part upon prior approval of the Federal Reserve. During the fourth quarter of 2024 we paid down $20.0 million of the outstanding subordinated notes. As of December 31, 2025 we have an outstanding subordinated note balance of $20.0 million.

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

In connection with the acquisition, the Company assumed $13.0 million in fixed-to-floating rate subordinated notes, (the “2031 notes”) issued by Guaranty Bancorp. The 2031 notes have a current book value of $12.2 million net of accretion. The 2031 notes were originally issued on March 23, 2021 with a maturity date of April 1, 2031. The 2031 notes bear a fixed-to-floating interest rate of 4.875% through April 1, 2026, payable quarterly in arrears. Beginning April 1, 2026 and thereafter, the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.82%. We have the option beginning with the interest payment date of April 1, 2026, and on any scheduled payment date thereafter, to redeem the 2031 notes, in whole or in part upon prior approval of the Federal Reserve.

Repurchase Agreements

Repurchase agreements are secured borrowings and the Company pledges investment securities to secure those borrowings.

Our repurchase agreements accounted for as secured borrowings, as of December 31, 2025 and December 31, 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Customer Repurchase Agreements
US Government-sponsored enterprises	$4,802	$7,062
Total	$4,802	$7,062

NOTE 9.           EMPLOYEE BENEFIT PLANS

Pension Plans

We maintain a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 13, 2017. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2025, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

The following tables set forth information about the plan for the year ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,993	$6,365
Service cost	—	—
Interest cost	325	310
Actuarial (loss)/gain	(30)	(340)
Benefits paid	(354)	(338)
Settlements	(146)	(4)
Projected benefit obligation at end of year	5,788	5,993

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	8,971	9,349
Actual return/(loss) on plan assets	634	(36)
Benefits paid	(354)	(338)
Settlements	(146)	(4)
Fair value of plan assets at end of year	9,105	8,971

Overfunded status	$(3,317)	$(2,978)

Amounts recognized in consolidated balance sheets:
Other assets	$3,317	$2,978

Net periodic pension cost/(benefit) is comprised of the following for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Interest cost	$325	$310
Expected return on plan assets	(352)	(367)
Unrecognized loss	58	35
Net periodic pension cost/(benefit)	$31	$(22)

Amounts recognized in comprehensive income for the years ended December 31, 2025 and 2024 included:

(in thousands)	2025	2024
Net actuarial (gain) loss	$(58)	$62
Recognized loss	(312)	(35)
Net period pension benefit cost/(credit)	31	(22)
Total recognized (gain)/loss in comprehensive income	$(339)	$5

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income as of December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Beginning of the year Accumulated other comprehensive loss	$1,336	$1,309

Net actuarial (gain) loss	(58)	62
Recognized loss	(312)	(35)
Prior service cost	—	—
Amounts Recognized in accumulated other comprehensive loss/(gain) (pre-tax)	$(370)	$27

Ending Accumulated other comprehensive loss	$966	$1,336

The after tax components of accumulated other comprehensive income/loss, which have not yet been recognized in net periodic pension cost, related to the Plan are a net loss of $967 thousand. We expect to make no cash contributions to the pension trust during the 2026 fiscal year. The amount expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is zero.

The principal actuarial assumptions used at December 31, 2025 and 2024 were as follows:

	2025	2024	2023
Projected benefit obligation
Discount rate	5.37%	5.58%	5.00%
Net periodic pension cost
Discount rate	5.58%	5.00%	5.23%
Long-term rate of return on plan assets	4.00	4.00	4.00

The discount rate that is used in the measurement of the pension obligation is determined by comparing the expected future retirement payment cash flows of the plan to the FTSE Above Median Pension liability as of the measurement date. The expected long-term rate of return on Plan assets reflects expectations of future returns as applied to the plan’s target allocation of asset classes. In estimating that rate, appropriate consideration was given to historical returns earned by equities and fixed income securities.

Our overall investment strategy with respect to the Plan’s assets is to maintain assets at a level that will sufficiently cover future beneficiary obligations while achieving long term growth in assets. The Plan’s targeted asset allocation is 20% equity securities and 80% fixed-income securities primarily consisting of long-term products.  The policy range is defined as the target allocation of +/- 10%.

The Company’s pension plan asset allocation at year-end 2025 and 2024, target allocation for 2025 and expected long-term rate of return by asset category are as follows:

(in thousands)	Target Allocation	Percentage of Plan Assets at Year - End 2025	Percentage of Plan Assets at Year - End 2024
Asset Category
Equity:
Large-cap	10.00%	10.80%	12.90%
Mid-cap	2.50	2.60	2.70
Small-cap	2.50	2.40	2.70
International	5.00	5.50	4.90
Fixed income funds:
Long duration	78.00	76.80	75.60
Cash equivalents - money market	2.00	1.90	1.20
Total	100.00%	100.00%	100.00%

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

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan:

Equity Securities and Mutual Funds: The fair values for equity securities and mutual funds are determined by quoted market, if available (Level 1).  For securities where quoted prices and not available, fair values are calculated based on market prices of similar securities (Level 2).

The fair value of the Plan’s assets by category and level within fair value hierarchy are as follows at December 31, 2025 and 2024:

	2025
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category
Equity mutual funds:
Large-cap	$708	$708	$—
Mid-cap	208	208	—
Small-cap	197	197	—
International	446	446	—
Fixed income funds:
Fixed-income - core plus	—	—	—
Intermediate duration	—	—	—
Long duration	6,253	6,253	—
Common stock	701	701	—
Common/collective trusts - large-cap	180	—	180
Cash equivalents - money market	412	412	—
Total	$9,105	$8,925	$180

	2024
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity mutual funds:
Large-cap	$839	$839	$—
Mid-cap	221	221	—
Small-cap	213	213	—
International	396	396	—
Fixed income funds:
Long duration	6,093	6,093	—
Common stock	691	691	—
Common/collective trusts - large-cap	200	—	200
Cash equivalents - money market	318	318	—
Total	$8,971	$8,771	$200

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2025 and 2024.

Estimated benefit payments under our pension plan over the next 10 years at December 31, 2025 are as follows:

(in thousands)	Payments
2026	$392
2027	397
2028	411
2029	417
2030	420
2031-2035	2,192
Total	$4,229

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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plan as of and for the years ended December 31, 2025 and December 31, 2024:

(in thousands)	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,759	$1,925
Service cost	—	—
Interest cost	85	87
Actuarial (gain) loss	49	7
Benefits paid	(231)	(260)
Projected benefit obligation at end of year	$1,662	$1,759

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Contributions by employer	231	260
Benefits paid	(231)	(260)
Fair value of plan assets at end of year	$—	$—

Underfunded status	$1,662	$1,759

Amounts recognized in consolidated balance sheets
Other liabilities	$1,662	$1,759

Net periodic benefit cost is comprised of the following for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Interest cost	$85	$87
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss	10	10
Contractual termination benefits	(23)	—
Net periodic benefit cost	$72	$97

Amounts recognized in other comprehensive income for the years ended December 31, 2025 and 2024 included:

(in thousands)	2025	2024
Net actuarial loss	$49	$8
Amortization of unrecognized actuarial loss	(10)	(10)
Contractual termination benefits	23	—
Total recognized Loss/(gain) in other comprehensive Income	$62	$(2)

Change in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2025 and 2024 are as follows:

(in thousands)	2025	2024
Accumulated other comprehensive loss at beginning of the year (pre-tax)	$229	$231

Actuarial loss	49	8
Amortization of actuarial loss	(10)	(10)
Contractual termination benefits	23	—
Total recognized loss/(gain) in other comprehensive Income	$62	$(2)

Accumulated other comprehensive loss at end of year (pre-tax)	$291	$229

The after tax components of accumulated other comprehensive income/(loss), which have not yet been recognized in net periodic benefit cost, related to the non-qualified supplemental executive retirement agreements are a net loss of $208 thousand. The amount expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $8 thousand.

The principal actuarial assumptions used at December 31, 2025 and December 31, 2024 were as follows:

	2025	2024	2023
Discount rate beginning of year	5.15%	4.72%	4.92%
Discount rate end of year	4.44	5.15	4.72

The discount rate used in the measurement of the non-qualified supplemental executive retirement plan obligation is determined by comparing the expected future retirement payment cash flows to the FTSE Above Median Pension liability as of the measurement date.

We expect to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

(in thousands)	Payments
2026	$221
2027	221
2028	221
2029	221
2030	221
2031-2036	922
Total	$2,027

401(k) Plan

We maintain a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21½. Under the plan, we make a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by Bar Harbor, at its discretion, for the benefit of participating employees. The total expense for this plan in 2025 was $1.3 million and $1.2 million in 2024 and 2023 respectively.

Other Plans

As a result of the acquisition of a business combination in 2017, we assumed salary continuation agreements for supplemental retirement income with certain prior executives and senior officers along with an executive indexed supplemental retirement plan for one prior executive. The discount rate used in the measurement of the other plan obligations is the effective annual rate on the plans.  The total liability for these agreements included in other liabilities was $5.9 million at December 31, 2025 and $5.8 million at December 31, 2024. Expense recorded in 2025 was $503 thousand compared to expense recorded in 2024 was $90 thousand and expense in 2023 was $255 thousand.

We also assumed split-dollar life insurance agreements from the 2017 and 2025 business combination with an accrued liability of $1.3 million at December 31, 2025 and $674 thousand at December 31, 2024.  We recorded income for the split-dollar life insurance agreements of $52 thousand in 2025 and expense of $32 thousand in 2024 and expense of $30 thousand in 2023.

NOTE 10.           INCOME TAXES

Pretax income shown from continuing operations for the year ended December 31, 2025 is as follows:

(in thousands)	2025
Domestic	$45,935
Total pretax income from continuing operations	$45,935

The Company did not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024, and 2023.

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025
Current Expense:
Federal	$7,395
State and city	1,685
Total current tax expense	9,080

Deferred tax (benefit) expense:
Federal	(278)
State and city	214
Total income tax expense	$9,016

(in thousands)	2024	2023
Current:
Federal tax expense	$7,688	$10,704
State tax expense	1,748	2,247
Total current tax expense	9,436	12,951

Deferred tax (benefit) expense	(366)	(686)
Total income tax expense	$9,070	$12,265

In December 2023, the FASB issued ASU No. 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, intended to enhance the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 became effective for the Company on January 1, 2025 for annual reporting periods on a prospective basis.

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 21%) to recorded income tax expense for the years ended December 31, 2025, 2024 and 2023:

	2025
(in thousands, except ratios)	Amount	Rate
U.S. Federal statutory tax rate	$9,646	21.00%
State and local income taxes, net of federal income tax effect (a)	1,500	3.20
Tax credits, net of benefits (b)	(263)	(0.57)
Nontaxable or nondeductible items:
Tax exempt interest Income	(1,492)	(3.22)
Bank owned life insurance income	(535)	(1.16)
Other	160	0.72
Effective tax rate	$9,016	19.64%

(a)	State taxes in New Hampshire and Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.
(b)	Includes tax expense related to proportional amortization of $1.4 million and tax benefit related to flow-through losses of $175 thousand.

	2024		2023
(in thousands, except ratios)	Amount	Rate	Amount	Rate
Statutory tax rate	$11,049	21.00%	$11,995	21.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1,287	2.45	1,539	2.69
Tax exempt interest	(1,405)	(2.67)	(1,042)	(1.82)
Federal tax credits	(239)	(0.45)	(471)	(0.82)
Officers' life insurance	(416)	(0.79)	(578)	(1.01)
Gain on disposal of low income housing tax credit investments	—	—	—	—
Stock-based compensation plans	(37)	(0.07)	17	0.03
Other	(1,169)	(2.22)	805	1.40
Effective tax rate	$9,070	17.25%	$12,265	21.47%

The Company did not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024, and 2023.

Income taxes paid were as follows:

(in thousands, except ratios)	2025
Federal	$5,000
State and local
New Hampshire	625
Massachusetts	450
Maine	320
All other states	204
Total	$6,599

The net deferred tax asset was $29.9 million at December 31, 2025 and $23.3 million at December 31, 2024.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are summarized below:

(in thousands)	2025
Deferred Tax Assets:
Unrealized gain or loss on securities available for sale	$10,106
Allowance for credit losses	8,158
Acquired available-for-sale debt securities fair value mark	4,620
Deferred compensation	4,907
Lease liability	2,394
Equity compensation	1,491
Unrealized gain or loss on derivatives	905
Non-accrual interest	887
Contract incentives	860
Deferred loan origination fees, net	543
Acquisition fair value adjustments	7,512
Other	—
Total gross deferred tax assets	42,383

Deferred tax liabilities:
Acquired deposits and core deposit intangible	3,674
Right of use asset	2,216
Branch acquisition costs and goodwill	2,687
Depreciation	1,910
Mortgage servicing rights	795
Prepaid pension	738
Prepaid expenses	421
Other	16
Total deferred tax liabilities	12,457
Net deferred tax asset	$29,926

	2024
(in thousands)	Assets	Liabilities
Allowance for credit losses	$6,872	$—
Deferred compensation	3,941	—
Unrealized gain or loss on securities available for sale	14,557	—
Unrealized gain or loss on derivatives	786	—
Depreciation	—	1,403
Deferred loan origination fees, net	13	—
Non-accrual interest	731	—
Branch acquisition costs and goodwill	—	2,363
Core deposit intangible	—	547
Acquisition fair value adjustments	260	—
Prepaid expenses	—	287
Mortgage servicing rights	—	738
Equity compensation	1,269	—
Prepaid pension	—	673
Contract incentives	391	—
Right of use asset	—	2,053
Lease liability	2,209	—
Other	365	—
Total	$31,394	$8,064

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through future taxable income and future reversal of existing temporary differences.

GAAP requires the measurement of unrecorded tax benefits related to uncertain tax positions. An unrecorded tax benefit is the difference between the tax benefit of a position taken, or expected to be taken on a tax return and the benefit recorded for accounting purposes. At December 31, 2025 and 2024, we had no unrecorded tax benefits and do not expect our position to significantly change within the next 12 months.

We are subject to income tax in the U.S. federal jurisdiction and also in the states of Maine, New Hampshire, Massachusetts and various other states. We are no longer subject to examination by taxing authorities for years before 2022.

In July 2025, the One Big Beautiful Bill Act was signed into law, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on our overall tax position.

NOTE 11.           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Information about derivative assets and liabilities at December 31, 2025 and December 31, 2024, follows:

	December 31, 2025
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	50,000	0.2	(336)	Other liabilities
Total cash flow hedges	50,000		(336)

Fair value hedges:
Interest rate swap on securities	37,190	3.6	2,374	Other assets
Total fair value hedges	37,190		2,374

Economic hedges:
Forward sale commitments	5,248	—	(14)	Other liabilities
Customer Loan Swaps-MNA Counterparty	358,846	4.8	(4,264)	Other liabilities
Customer Loan Swaps-RPA Counterparty	195,546	4.5	(2,070)	Other liabilities
Customer Loan Swaps-Customer	554,392	4.7	6,334	Other assets
Total economic hedges	1,114,032		(14)

Non-hedging derivatives:
Interest rate lock commitments	2,698	0.1	98	Other assets
Total non-hedging derivatives	2,698		98

Total	$1,203,920		$2,122

	December 31, 2024
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$25,000	0.3	$261	Other assets
Interest rate swap on variable rate loans	50,000	1.2	(2,036)	Other liabilities
Total cash flow hedges	75,000		(1,775)

Fair value hedges:
Interest rate swap on securities	37,190	4.6	3,969	Other assets
Total fair value hedges	37,190		3,969

Economic hedges:
Forward sale commitments	4,786	—	13	Other assets
Customer Loan Swaps-MNA Counterparty	240,031	4.3	(14,243)	Other liabilities
Customer Loan Swaps-RPA Counterparty	162,302	5.2	(286)	Other liabilities
Customer Loan Swaps-Customer	402,333	4.7	14,529	Other assets
Total economic hedges	809,452		13

Non-hedging derivatives:
Interest rate lock commitments	3,760	0.1	85	Other assets
Total non-hedging derivatives	3,760		85

Total	$925,402		$2,292

As of December 31, 2025, and 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
December 31, 2025
Interest rate swap on securities	Securities available for sale	$31,366	$(5,824)

December 31, 2024
Interest rate swap on securities	Securities available for sale	$31,627	$(5,563)

Information about derivative assets and liabilities for December 31, 2025, 2024 and 2023 follows:

	Year Ended December 31, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(200)	Interest expense	$—	Interest expense	$269
Interest rate swap on variable rate loans	1,306	Interest income	—	Interest income	(1,803)
Total cash flow hedges	1,106		—		(1,534)

Fair value hedges:
Interest rate swap on securities	(1,405)	Interest income	—	Interest income	1,083
Total fair value hedges	(1,405)		—		1,083

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(27)
Total economic hedges	—		—		(27)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	13
Total non-hedging derivatives	—		—		13

Total	$(299)		$—		$(465)
(1)	As of December 31, 2025, we do not expect any gains or losses from accumulated other comprehensive income into earnings within the next 12 months.

	Year Ended December 31, 2024
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,941)	Interest expense	$—	Interest expense	$3,020
Interest rate swap on variable rate loans	1,082	Interest income	—	Interest income	(2,269)
Total cash flow hedges	(859)		—		751

Fair value hedges:
Interest rate swap on securities	(713)	Interest income	—	Interest income	1,429
Total economic hedges	(713)		—		1,429

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	33
Total economic hedges	—		—		33

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	22
Total non-hedging derivatives	—		—		22

Total	$(1,572)		$—		$2,235

	Year Ended December 31, 2023
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(1,687)	Interest expense	$—	Interest expense	$3,062
Interest rate swap on variable rate loans	1,157	Interest income	—	Interest income	(2,167)
Total cash flow hedges	(530)		—		895

Fair value hedges:
Interest rate swap on securities	1,314	Interest income	—	Interest income	1,359
Total economic hedges	1,314		—		1,359

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(20)
Total economic hedges	—		—		(20)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(20)
Total non-hedging derivatives	—		—		(20)

Total	$784		$—		$2,214

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$183,120	$23,439	$63,525	$11,516	$34,456

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	269	—
Interest rate swap on variable rate loans	(1,803)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,083	—	—	—

	Year Ended December 31, 2024
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$163,846	$24,878	$61,696	$13,189	$36,888

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	3,020	—
Interest rate swap on variable rate loans	(2,269)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,429	—	—	—

	Year Ended December 31, 2023
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$149,420	$24,762	$38,232	$18,275	$35,829

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	3,062	—
Interest rate swap on variable rate loans	(2,167)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	1,359	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Location of Gain (Loss) Recognized	Year Ended December 31,
(In thousands)	in Non-interest Income	2025	2024	2023
Economic hedges:
Forward commitments	Mortgage banking income	$(27)	$33	$(20)

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	13	22	(20)

Cash flow hedges

Interest rate swaps on wholesale funding

As of December 31, 2025, we have no remaining interest rate swaps on wholesale borrowings. The agreement we entered into in April 2020 matured effective April 2025.

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

The MNA’s provide for a single net settlement of all loan swap agreements, as well as collateral or cash funds, in the event of default on, or termination of, any one contract. Collateral is provided by cash or securities received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The below table describes the potential effect of master netting arrangements on the Consolidated Balance Sheets and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2025
Customer Loan Derivatives:
MNA counterparty	$(4,264)	$4,264	$—	$—
RPA counterparty	(2,070)	2,070	—	—
Total	$(6,334)	$6,334	$—	$—

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

The following table summarizes the contractual amounts of commitments and contingent liabilities to customers as of December 31, 2025 and December 31, 2024:

(in thousands)	2025	2024
Commitments to originate new loans	$106,856	$50,889
Unused funds on commercial and other lines of credit	303,531	283,967
Unadvanced funds on home equity lines of credit	126,548	115,406
Unadvanced funds on construction and real estate loans	248,390	230,451
Commercial and standby letters of credit	2,748	2,683
Letters of credit securing municipal deposits	267,750	254,750
Total	$1,055,823	$938,146

Legal Claims

Various legal claims arise from time to time in the normal course of business. As of December 31, 2025, neither the Company nor its subsidiaries were involved in any pending legal proceedings believed by management to be material to our financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident in the normal course of our business. However, neither the Company nor its subsidiaries are a party to any pending legal proceedings that it believes, either individually or in the aggregate, would have a material adverse effect on our financial condition or operations. Additionally, future, probable losses cannot be estimated as of December 31, 2025.

NOTE 13.           SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

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

As of December 31, 2025, both the Company and the Bank maintained capital levels in excess of all applicable regulatory requirements. In addition, the Bank’s regulatory capital ratios exceeded the minimum thresholds required to be considered well capitalized under applicable banking regulations. The actual and required capital ratios at December 31, 2025 and December 31, 2024 are set forth as follows:

	December 31, 2025
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$491,619	13.18%	$298,331	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	409,725	10.99	167,812	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	430,354	11.54	223,752	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	430,354	9.45	182,147	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$486,568	13.08%	$297,675	8.00%		$372,093	10.00%
Common equity Tier 1 capital to risk-weighted assets	450,294	12.10	167,443	4.50		241,861	6.50
Tier 1 capital to risk-weighted assets	450,294	12.10	223,257	6.00		297,676	8.00
Tier 1 capital to average assets (leverage ratio)	450,294	9.90	181,970	4.00		227,463	5.00

	December 31, 2024
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$454,960	13.47%	$270,206	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	386,548	11.45	151,918	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	407,168	12.06	202,571	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	407,168	10.30	158,123	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$452,823	13.44%	$269,538	8.00%		$336,922	10.00%
Common equity Tier 1 capital to risk-weighted assets	421,031	12.50	151,571	4.50		218,936	6.50
Tier 1 capital to risk-weighted assets	421,031	12.50	202,095	6.00		269,460	8.00
Tier 1 capital to average assets (leverage ratio)	421,031	10.66	157,985	4.00		197,482	5.00

The minimum requirements above do not include the capital conservation buffer.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2025 and December 31, 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities, net of reclassifications	$(41,705)	$(62,298)
Net unrealized loss on hedging derivatives	(3,785)	(3,368)
Net unrealized loss on post-retirement plans	(1,288)	(1,565)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities, net of reclassifications	10,107	14,557
Net unrealized loss on hedging derivatives	904	786
Net unrealized loss on post-retirement plans	358	352
Accumulated other comprehensive loss	$(35,409)	$(51,536)

The following table presents the components of other comprehensive income in 2025, 2024 and 2023:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2025
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$17,206	$(3,615)	$13,591
Less: reclassification adjustment for gains (losses) realized in net income	(3,387)	835	(2,552)
Net unrealized gain (loss) on AFS securities	20,593	(4,450)	16,143

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(417)	118	(299)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(417)	118	(299)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	277	6	283
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	277	6	283
Other comprehensive income (loss)	$20,453	$(4,326)	$16,127

Year Ended December 31, 2024
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$103	$(157)	$(54)
Less: reclassification adjustment for gains (losses) realized in net income	50	(12)	38
Net unrealized gain (loss) on AFS securities	53	(145)	(92)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(2,046)	474	(1,572)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(2,046)	474	(1,572)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	(25)	15	(10)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	(25)	15	(10)
Other comprehensive income (loss)	$(2,018)	$344	$(1,674)

Year Ended December 31, 2023
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$9,515	$(1,892)	$7,623
Less: reclassification adjustment for gains (losses) realized in net income	34	(8)	26
Net unrealized gain (loss) on AFS securities	9,481	(1,884)	7,597

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	1,011	(227)	784
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	1,011	(227)	784

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	135	(38)	97
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	135	(38)	97
Other comprehensive gain (loss)	$10,627	$(2,149)	$8,478

The following table presents the changes in each component of accumulated other comprehensive income/(loss) in 2025, 2024 and 2023:

	Net unrealized	Net unrealized	Net unrealized
	gain (loss)	gain (loss)	loss
	on AFS	on hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Year Ended December 31, 2025
Balance at beginning of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)
Other comprehensive gain (loss) before reclassifications	13,591	(299)	283	13,575
Less: amounts reclassified from accumulated other comprehensive income	(2,552)	—	—	(2,552)
Total other comprehensive income (loss)	16,143	(299)	283	16,127
Balance at end of period	$(31,598)	$(2,881)	$(930)	$(35,409)

Year Ended December 31, 2024
Balance at beginning of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)
Other comprehensive gain (loss) before reclassifications	(54)	(1,572)	(10)	(1,636)
Less: amounts reclassified from accumulated other comprehensive income	38	—	—	38
Total other comprehensive income (loss)	(92)	(1,572)	(10)	(1,674)
Balance at end of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)

Year Ended December 31, 2023
Balance at beginning of period	$(55,246)	$(1,794)	$(1,300)	$(58,340)
Other comprehensive gain (loss) before reclassifications	7,623	784	97	8,504
Less: amounts reclassified from accumulated other comprehensive income	26	—	—	26
Total other comprehensive gain (loss)	7,597	784	97	8,478
Balance at end of period	$(47,649)	$(1,010)	$(1,203)	$(49,862)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) in 2025, 2024 and 2023:

				Affected Line Item where
(in thousands)	2025	2024	2023	Net Income is Presented
Net realized (losses) gains on AFS securities:
Before tax	$(3,387)	$50	$34	Non-interest income
Tax effect	835	(12)	(8)	Tax expense
Total reclassifications for the period	$(2,552)	$38	$26

Earnings per Share

Earnings per share have been computed based on the following:

(in thousands, except per share and share data)	2025	2024	2023
Net income	$36,919	$43,544	$44,852

Average number of basic common shares outstanding(1)	15,892,423	15,240,446	15,142,188
Plus: dilutive effect of stock options and awards outstanding	62,880	70,275	53,048
Average number of diluted common shares outstanding(2)	15,955,303	15,310,721	15,195,236

Earnings per share:
Basic	$2.32	$2.86	$2.96
Diluted	$2.31	$2.84	$2.95
(1)	The Company issued 1,350,464 shares of common stock in consideration for the acquisition of Guaranty. Refer to Note 2 of the consolidated financial statements for further details.
(2)	Average diluted shares outstanding are computed using the treasury stock method.

As of December 31, 2025 there no anti-dilutive shares.

NOTE 14.           STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to our employees and non-employee directors. Our stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2025, 2024 and 2023, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.  As of December 31, 2025, total shares authorized under the stock-based compensation 2019 plan for employees and directors were 500,000 shares, of which 102,536 shares were available for future grants.

Compensation expense recognized in connection with the stock-based compensation plans are presented in the following table for the years ended December 31, 2025, 2024, and 2023:

(in thousands)	2025	2024	2023
Stock options	$—	$—	$—
Restricted stock awards	1,022	976	868
Performance stock units	841	1,145	857
Restricted stock units	1,218	1,047	800
Total compensation expense	$3,081	$3,168	$2,525

Tax benefits recognized from stock-based compensation plans for the years ended December 31, 2025, 2024, and 2023 are, as follows:

(in thousands)	2025	2024	2023
Stock options(1)	$23	$60	$17
Restricted stock awards	20	215	201
Performance stock units	16	285	204
Restricted stock units	23	236	193
Total compensation expense	$82	$796	$615

(1) We do not receive a tax benefit on this plan until disqualifying dispositions are made.

Stock Options

A summary of stock options as of December 31, 2025 and 2024, and changes during the year then ended is presented below:

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2025	10,338	$22.15
Granted	—	—
Exercised	(10,327)	22.16
Forfeited	—	—
Expired	(11)	12.22
Outstanding at December 31, 2025	—	$—	$—

Ending vested and expected to vest December 31, 2025	—	$—	$—
Exercisable at December 31, 2025	—	—	—

	Number of	Weighted	Aggregate
	Stock Options	Average	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in thousands)
Outstanding at January 1, 2024	35,838	$22.08
Granted	—	—
Exercised	(25,500)	22.05
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2024	10,338	$22.15	$87

Ending vested and expected to vest December 31, 2024	10,338	$22.15	$87
Exercisable at December 31, 2024	10,338	22.15	87

All outstanding options were fully vested with no unrecognized compensation cost as of December 31, 2021.  The intrinsic value of the options exercised for the years ended December 31, 2025, 2024, and 2023, was approximately $95 thousand, $257 thousand and $74 thousand, respectively.

Restricted Stock Awards

Restricted stock awards (“RSAs”) are granted to certain directors and executive officers and vest immediately. A summary of RSAs as of December 31, 2025 and 2024, and changes during the year then ended is presented below:

	Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2025	51,550	$27.12
Awarded	34,158	31.90
Vested	(37,204)	28.46
Forfeited	(4,908)	28.89
Outstanding at December 31, 2025	43,596	$29.52

	Number of
	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
Restricted Stock Awards	Outstanding	Value
Outstanding at January 1, 2024	41,174	$29.78
Awarded	36,783	27.70
Vested	(26,407)	32.07
Forfeited	—	—
Outstanding at December 31, 2024	51,550	$27.12

Unrecognized expense for non-vested RSAs totaled $551 thousand as of December 31, 2025, which is expected to be recognized over the weighted average remaining contractual maturity term of 1.8 years.

Performance Stock Units

We have a long-term incentive plan where performance unit awards (“PSUs”) are granted to certain executive officers providing the opportunity to earn shares of common stock of the Company based on our performance compared to peers.  Participants in the plan were collectively granted PSUs ranging from zero to 42,504 in 2025 and from zero to 47,028 in 2024. The PSUs granted will vest only if the performance measures are achieved over a three year performance period. Failure to achieve the performance measures will result in all or a portion of shares being forfeited. On the grant dates in 2025 and 2024, PSUs had a weighted average fair value per share of $33.38 and $24.54, respectively.  Expense is recognized over the performance period and is adjusted for changes in probability of the Company achieving profitability metrics.

The following table summarizes PSUs at target as of December 31, 2025 and 2024:

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2025	89,383	$27.79
Awarded	30,468	33.38
Vested and exercised	(33,983)	28.49
Forfeited	(6,554)	28.98
Nonvested at December 31, 2025	79,314	$29.15

	Number of	Weighted Average
	Performance Stock	Grant Date Fair
Performance Stock Units	Units Outstanding	Value
Nonvested at January 1, 2024	84,915	$27.53
Awarded	32,151	24.54
Vested and exercised	(27,681)	23.16
Forfeited	(2)	22.51
Nonvested at December 31, 2024	89,383	$27.79

Unrecognized expense for non-vested PSUs totaled $1.9 million as of December 31, 2025, which is expected to be recognized over the weighted average remaining contractual maturity term of 1.8 years.  PSUs do not carry an exercise price and therefore have no intrinsic value as of December 31, 2025.

Restricted Stock Units

During 2025 and 2024, restricted stock units (“RSUs”) were granted to certain executive officers and senior vice presidents.  Awards to executives vest annually over 3 years while awards to senior vice presidents cliff vest at the end of three years. The RSUs granted were valued at $29.89 for 2025 and were valued between $25.67 and $35.86 for 2024 the fair value at the date of grant and are expensed over three years.

The following table summarizes RSUs activity in 2025 and 2024:

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2025	101,008	$29.14
Granted	43,731	29.89
Vested and exercised	(31,056)	28.57
Forfeited	—	—
Outstanding at December 31, 2025	113,683	$29.59

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Units Outstanding	Value
Outstanding at January 1, 2024	102,695	$27.07
Granted	36,428	32.52
Vested and exercised	(31,331)	26.58
Forfeited	(6,784)	22.77
Outstanding at December 31, 2024	101,008	$29.14

RSUs include cash-based restricted stock units (“CRSUs”), total CRSUs vested and exercised during 2025 and 2024 were 31,056 and 36,428 shares, respectively. Unrecognized expense for non-vested RSUs totaled $1.6 million as of December 31, 2025, which is expected to be recognized over the weighted average remaining contractual maturity term of 2.0 years. The liability for cash settled awards is included in other liabilities on the Consolidated Balance Sheets.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which employees, through payroll deductions, are able to purchase shares of Company’s common stock. The purchase price is 92% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares; however, as of December 31, 2025, December 31, 2024 and December 31, 2023, there were 178,363,  175,950 and 177,415 shares available for issuance under the ESPP, respectively. Participants may not purchase more than 400 shares during any offering period and, in any event, no more than $25 thousand worth of common stock in any calendar year.  The ESPP has been determined to be non-compensatory in nature. As a result, we expect that expenses related to the ESPP will not be material. During the years ended December 31, 2025, 2024 and 2023, there were 21,637, 24,050, and 22,585 shares of common stock issued under the ESPP, respectively.

NOTE 15.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$1,102	$—	$1,102
Mortgage-backed securities:
US Government-sponsored enterprises	—	249,542	—	249,542
US Government agency	—	153,900	—	153,900
Private label	—	10,999	—	10,999
Obligations of states and political subdivisions thereof	—	104,539	—	104,539
Corporate bonds	—	75,139	2,203	77,342
Loans held for sale	—	5,283	—	5,283
Derivative assets	—	8,708	98	8,806
Derivative liabilities	—	(6,670)	(14)	(6,684)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$1,318	$—	$1,318
Mortgage-backed securities:
US Government-sponsored enterprises	—	177,316	—	177,316
US Government agency	—	103,916	—	103,916
Private label	—	39,564	—	39,564
Obligations of states and political subdivisions thereof	—	105,452	—	105,452
Corporate bonds	—	93,452	—	93,452
Loans held for sale	—	1,235	—	1,235
Derivative assets	—	18,759	98	18,857
Derivative liabilities	—	(16,565)	—	(16,565)

Available-for-sale Debt Securities: All securities and major categories of securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs, unless otherwise disclosed. For these securities, we obtain fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data that may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the US Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, and the securities’ terms and conditions, among other things. For securities where fair value is calculating using a discounted cash flow model or other market indicators are reported at fair value utilizing Level 3 inputs.

Corporate Bonds

At December 31, 2025, the Company held one corporate bond investment classified as available-for-sale for which the fair value was determined using unobservable inputs, resulting in a Level 3 classification under the fair value hierarchy. During the quarter ended June 30, 2025, management identified a change in the estimated future cash flows associated with this security. As a result, the Company recognized an impairment loss of $4.4 million and charged off an allowance for credit losses of $1.2 million. In the third quarter 2025, the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million as of December 31, 2025. These losses were recorded in net gain (loss) on available-for-sale debt securities in the consolidated statements of income. At December 31, 2024, the Company held two corporate bond investments classified as available-for-sale for which an allowance for credit losses was recorded for $568 thousand. There were no impairment losses recorded in 2024.

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

Customer Loan Derivatives: The valuation of our customer loan derivatives is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, we have considered the impact of MNA’s and any applicable credit enhancements, such as collateral postings.

Although we have determined that the majority of the inputs used to value customer loan derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and counterparties. However, as of December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis in 2025 and 2024.

	Assets (Liabilities)
	Interest Rate Lock	Forward	Corporate
(in thousands)	Commitments	Commitments	Bond
Year Ended December 31, 2025
Balance at beginning of period	$85	$13	$—
Transfer into level 3 at the end of the period	—	—	2,403
Realized gain (loss) recognized in non-interest income	13	(27)	(200)
Balance at end of period	$98	$(14)	$2,203

Year Ended December 31, 2024
Balance at beginning of period	$63	$(20)	$—
Realized gain (loss) recognized in non-interest income	22	33	—
Balance at end of period	$85	$13	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2025	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$98	Pull-through Rate Analysis	Closing Ratio	96%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(14)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.7 to $103.4

Corporate bond	2,203	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $2,203
			Loss Severity	65%
Total	$2,287

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2024	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$85	Pull-through Rate Analysis	Closing Ratio	93%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	13	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$99 to $102.9
Total	$98

At the end of the second quarter 2025 the Company transferred a corporate bond with a fair value of $2.4 million into level 3 due to a change in the fair value technique to using a present value discounted cash flow approach. During the quarter ended September 30, 2025 the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million. This write down incorporated management’s current expectations about the timing and amount of future cash flows, which were adjusted for expected prepayments and credit-related losses. The revised cash flows were then discounted using the bond’s original effective interest rate. Unobservable inputs used in the fair value measurement included the discount rate, expected cash flows, and loss severity. There were no level 3 assets and liabilities that were measured at fair value on a recurring basis in 2024.

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.

				Fair Value
			Year Ended	Measurement Date as of
	Dec 31, 2025	Dec 31, 2024	December 31, 2025	December 31, 2025
	Level 3	Level 3	Total	Level 3
(in thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Individually evaluated loans	$5,686	$3,224	$2,462	December 2025
Capitalized servicing rights	6,832	7,285	(453)	December 2025
Premises held for sale	—	419	(419)	December 2025
Total	$12,518	$10,928	$1,590

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2025 and December 31, 2024 is as follows:

(in thousands, except ratios)	Fair Value December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$378	Fair value of collateral-appraised value	Loss severity	33% to 60%
			Appraised value	$250 to $975
Commercial Real Estate Non-Owner Occupied	1,985	Fair value of collateral-appraised value	Loss severity	20% to 40%
			Appraised value	$1,700 to $1,775
Commercial and Industrial	2,410	Fair value of collateral-appraised value	Loss severity	5% to 80%
			Appraised value	$212 to $1,112
Residential Real Estate	318	Fair value of collateral-appraised value	Loss severity	20%
			Appraised value	$240
Home Equity	119	Fair value of collateral-appraised value	Loss severity	20%
			Appraised value	$442
Residential Real Estate	476	Discounted cash flow	Discount rate	4.00% to 4.99%
			Cash flows	$476 to $481

Capitalized servicing rights	6,832	Discounted cash flow	Constant prepayment rate	8.97%
			Discount rate	9.62%
Total	$12,518
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands, except ratios)	Fair Value December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$686	Fair value of collateral-appraised value	Loss severity	10%
			Appraised value	$1,260
Commercial Real Estate Non-Owner Occupied	184	Fair value of collateral-appraised value	Loss severity	33%
			Appraised value	$550
Commercial and Industrial	691	Fair value of collateral-appraised value	Loss severity	45% to 65%
			Appraised value	$632 to $852
Residential Real Estate	1,172	Fair value of collateral-appraised value	Loss severity	10% to 65%
			Appraised value	$257 to $670
Residential Real Estate	491	Discount cash flow	Discount rate	4.00% to 4.99%
			Cash flows	$497 to $501

Capitalized servicing rights	7,285	Discounted cash flow	Constant prepayment rate	6.52%
			Discount rate	10.06%

Premises held for sale	419	Fair value of asset less selling costs	Appraised value	$440
			Selling Costs	5%
Total	$10,928
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended December 31, 2025 and December 31, 2024.

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

Other real estate owned or OREO.

OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. There was no other real estate owned as of December 31, 2025 and 2024.

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

	December 31, 2025
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$80,837	$80,837	$80,837	$—	$—
Available-for-sale debt securities	597,424	597,424	—	595,221	2,203
FHLB stock	11,308	n/a	n/a	n/a	n/a
Loans held for sale	5,283	5,283	—	5,283	—
Net loans	3,571,807	3,505,278	—	—	3,505,278
Accrued interest receivable	15,047	15,047	13	3,496	11,538
Derivative assets	8,806	8,806	—	8,708	98

Financial Liabilities
Non-maturity deposits	$2,908,688	$2,740,925	$—	$2,740,925	$—
Time deposits	912,594	910,213	—	910,213	—
Securities sold under agreements to repurchase	4,801	4,801	—	4,801	—
FHLB advances	212,016	211,988	—	211,756	232
Subordinated borrowings	52,825	49,746	—	49,746	—
Accrued interest payable	6,256	6,256	—	6,256	—
Derivative liabilities	6,684	6,684	—	6,670	14

	December 31, 2024
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,162	$72,162	$72,162	$—	$—
Available-for-sale debt securities	521,018	521,018	—	521,018	—
FHLB stock	12,237	12,237	—	12,237	—
Loans held for sale	1,235	1,235	—	1,235	—
Net loans	3,147,096	2,999,290	—	—	2,999,290
Accrued interest receivable	3,974	3,974	—	3,974	—
Cash surrender value of bank-owned life insurance policies	81,858	81,858	—	81,858	—
Derivative assets	18,857	18,857	—	18,759	98

Financial Liabilities
Non-maturity deposits	$2,437,414	$2,282,389	$—	$2,282,389	$—
Time deposits	830,274	828,068	—	828,068	—
Securities sold under agreements to repurchase	7,062	7,062	—	7,062	—
FHLB advances	242,919	242,779	—	242,779	—
Subordinated borrowings	40,620	46,070	—	46,070	—
Derivative liabilities	16,565	16,565	—	16,565	—

NOTE 16.           REVENUE FROM CONTRACTS WITH CUSTOMERS

We have accounted for the various non-interest revenue streams and related contracts under ASC 606.

Disaggregation of Revenue

The following tables present disaggregation of our non-interest revenue by major business line and timing of revenue recognition for the transfer of products or services:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Non-interest income within the scope of ASC 606:
Trust management fees	$14,270	$13,846	$12,766
Financial services fees	1,796	1,855	1,517
Interchange fees	8,268	7,727	7,845
Customer deposit fees	6,465	6,046	6,280
Other customer service fees	1,234	1,066	1,043
Total non-interest income within the scope of ASC 606	32,033	30,540	29,451
Total non-interest income not within the scope of ASC 606	2,423	6,348	5,622
Total non-interest income	$34,456	$36,888	$35,073

	Year Ended December 31,
(in thousands)	2025	2024	2023
Timing of Revenue Recognition
Products and services transferred at a point in time	$16,736	$15,757	$15,751
Products and services transferred over time	15,297	14,783	13,700
Total	$32,033	$30,540	$29,451

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

Contract Balances with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	December 31, 2025	December 31, 2024
Balances from contracts with customers only:
Other Assets	$1,541	$1,479
Other Liabilities	3,340	1,360

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

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	December 31, 2025	December 31, 2024
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$9,251	$8,586
Lease Liabilities
Operating lease liabilities	Other liabilities	9,990	9,240

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

The following table presents the weighted average lease term and discount rate of the leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	10.94	11.74
Weighted-average discount rate
Operating leases	3.15%	2.83%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Lease Costs
Operating lease cost	$1,655	$1,647	$1,343
Variable lease cost	329	20	485
Total lease cost	$1,984	$1,667	$1,828

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,570	$1,471	$1,436
Right-of-use assets obtained in exchange for new operating lease obligations	2,124	—	—

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
December 31, 2026	$1,687
December 31, 2027	1,575
December 31, 2028	1,233
December 31, 2029	962
December 31, 2030	725
Thereafter	4,881
Total future minimum lease payments	11,063
Amounts representing interest	(1,073)
Present value of net future minimum lease payments	$9,990

NOTE 18.           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed balance sheets of Bar Harbor Bankshares as of  December 31, 2025 and 2024, and the condensed statements of income and cash flows for the years ended December 31, 2025, 2024 and 2023 are presented below:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
Assets
Cash	$12,810	$7,127
Investment in subsidiaries	573,924	493,692
Premises and equipment	758	804
Other assets	5,243	4,905
Total assets	$592,735	$506,528

Liabilities and Shareholders’ Equity
Subordinated notes	$52,825	$40,620
Accrued expenses	7,369	7,480
Shareholders’ equity	532,541	458,428
Total liabilities and shareholders’ equity	$592,735	$506,528

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2025	2024	2023
Income:
Dividends from subsidiaries	$26,104	$35,935	$23,156
Other income	1,480	1,176	1,142
Total income	27,584	37,111	24,298
Interest expense	4,303	3,721	3,691
Non-interest expense	6,952	6,852	5,834
Total expense	11,255	10,573	9,525
Income before taxes and equity in undistributed income of subsidiaries	16,329	26,538	14,773
Income tax benefit	(2,175)	(2,218)	(1,985)
Income before equity in undistributed income of subsidiaries	18,504	28,756	16,758
Equity in undistributed income of subsidiaries	18,415	14,788	28,094
Net income	$36,919	$43,544	$44,852

Comprehensive income for the holding company approximated comprehensive income for the consolidated company for the year ended December 31, 2025.

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$36,919	$43,544	$44,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(18,415)	(14,788)	(28,094)
Other, net	3,836	2,015	(1,537)
Net cash provided by operating activities	22,340	30,771	15,221

Cash flows from investing activities:
Acquisitions, net of cash paid	4,574	—	—
Purchase of securities	—	—	—
Capital contribution to subsidiary	—	4,000	—
Other, net	—	7	—
Net cash provided by investing activities	4,574	4,007	—

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	—	—	—
Repayment of subordinated debt	—	(20,000)	—
Net (issuance) proceeds from common stock	(827)	2,287	1,845
Net proceeds from reissuance of treasury stock	—	—	—
Common stock cash dividends paid	(20,404)	(17,788)	(16,566)
Net cash used in financing activities	(21,231)	(35,501)	(14,721)

Net change in cash and cash equivalents	5,683	(723)	500
Cash and cash equivalents at beginning of year	7,127	7,850	7,350
Cash and cash equivalents at end of year	$12,810	$7,127	$7,850

NOTE 19.           SUBSEQUENT EVENTS

There were no significant subsequent events between December 31, 2025 and through the date the financial statements are issued.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2025, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

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

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference. The Company has adopted the Bar Harbor Bankshares and Subsidiaries Insider Trading and Securities Policy and related procedures governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards.  A copy of the Bar Harbor Bankshares and Subsidiaries Insider Trading and Securities Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable NYSE listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

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

10.5†	2022 through 2024 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 14, 2023)

10.6†	2023 through 2025 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 14, 2023)

10.7†	2024 through 2026 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 11, 2025)

10.8†	2025 through 2027 Long Term Executive Incentive Program Guidelines (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 11, 2025)

10.9†**	2026 through 2028 Long Term Executive Incentive Program Guidelines

10.10†	2024 Executive Annual Incentive Program (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 11, 2025)

10.11†**	2025 Executive Annual Incentive Program

10.12†**	2026 Executive Annual Incentive Program

10.13†	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on May 22, 2015)

10.14†

Form of Incentive Stock Option Agreement under Equity Incentive Plan of 2015.Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.15†	Form of Restricted Stock Agreement (Directors) under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.16†

Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Equity Incentive Plan of 2015 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on August 18, 2015)

10.17†	Bar Harbor Bankshares 2019 Equity Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2019)

Exhibit No.	Description
10.18	Bar Harbor Bankshares 2018 Employee Stock Purchase Plan (Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A dated April 3, 2018)

10.19†

Form of Restricted Stock and Performance-Based Restricted Stock Unit Agreement under Bar Harbor Bankshares 2019 Equity Plan (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 14, 2023)

10.20†

Form of Subordinated Note Purchase Agreement, dated as of November 26, 2019, by and among Bar Harbor Bankshares and the several purchasers of 4.625% Fixed-to-Floating Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2019)

10.20	Somesville Bank Branch Lease dated October 27, 2005 (incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K filed on March 16, 2006)

19.1	Bar Harbor Bankshares and Subsidiaries Insider Trading and Securities Policy (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 11, 2025)

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 14, 2023)

23.1**	Consent of Independent Registered Public Accounting Firm, Crowe LLP

23.2**	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1**	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.

32.2***	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.

97	Bar Harbor Bankshares Incentive-Based Compensation Recovery Policy (incorporated herein by reference to Exhibit 97 to the Annual Report on Form 10-K filed on March 11, 2024)

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in inline XBRL: (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

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

Date: March 12, 2026	/s/ Curtis C. Simard

Name: Curtis C. Simard
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Matthew L. Caras	/s/ Curtis C. Simard
Matthew L. Caras, Chairman, Board of Directors	Curtis C. Simard, Director
President & Chief Executive Officer (Principal Executive Officer)

/s/ Daina H. Belair	/s/ Josephine Iannelli
Daina H. Belair, Director	Josephine Iannelli
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ David M. Colter	/s/ Brian D. Shaw
David M. Colter, Director	Brian D. Shaw, Director

/s/ Lauri E. Fernald	/s/ James E. Graham
Lauri E. Fernald, Director	James E. Graham, Director

/s/ Heather D. Jones	/s/ Kenneth E. Smith
Heather D. Jones, Director	Kenneth E. Smith, Director

/s/ Debra B. Miller	/s/ Scott G. Toothaker
Debra B. Miller, Director	Scott G. Toothaker, Director