Form 10-Q
period 2026-03-31
BAR HARBOR BANKSHARES
filed 2026-05-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The registrant had 16,742,104 shares of common stock, par value $2.00 per share, outstanding as of May 1, 2026.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	changes in general business and economic conditions on a national basis and in our markets throughout Northern New England;
●	changes in consumer behavior due to political, business, and economic conditions, including ongoing armed conflicts, inflation and concerns about liquidity;
●	the possibility that our asset quality could decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition; changes in the size and nature of our competition;
●	the effect of interest rate increases on the cost of deposits;
●	unanticipated weakness in loan demand, pricing or collectability;
●	the possibility that future credit losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
●	operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, climate change, war, terrorism, civil unrest, and future pandemics;
●	lack of strategic growth opportunities or our failure to execute on available opportunities;
●	failure to realize the expected synergies, cost savings and other financial benefits from the acquisition of Guaranty Bancorp, Inc.;
●	our ability to effectively manage problem credits;
●	our ability to successfully develop new products and implement efficiency initiatives on time and with the results projected;
●	our ability to retain executive officers and key employees and their customer and community relationships;
●	regulatory, litigation, and reputational risks and the applicability of insurance coverage;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts;
●	changes in legislation or regulation and accounting principles, policies, and guidelines;
●	reductions in the market value or outflows of wealth management assets under management; and
●	changes in the assumptions used in making such forward-looking statements.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements, and you should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$35,595	$44,947
Interest-earning deposits with other banks	46,620	35,890
Total cash and cash equivalents	82,215	80,837
Securities:
Available-for-sale debt securities	597,977	597,424
Less: Allowance for credit losses on available-for-sale debt securities	—	—
Net securities	597,977	597,424
Federal Home Loan Bank stock	9,567	11,308
Loans held for sale	11,534	5,283
Total loans held for investment	3,585,248	3,605,859
Less: Allowance for credit losses	(34,315)	(34,052)
Net loans held for investment	3,550,933	3,571,807
Premises and equipment, net	58,914	58,188
Other real estate owned	—	—
Goodwill	141,819	141,819
Other intangible assets	15,824	16,407
Cash surrender value of bank-owned life insurance	89,817	96,250
Deferred tax assets, net	30,298	29,926
Other assets	87,330	74,642
Total assets	$4,676,228	$4,683,891

Liabilities
Deposits:
Non-interest bearing demand	$651,282	$670,786
Interest-bearing demand	1,152,888	1,137,730
Savings	649,302	635,329
Money market	493,432	464,843
Time	920,811	912,594
Total deposits	3,867,715	3,821,282
Borrowings:
Senior	162,297	216,818
Subordinated	53,420	52,825
Total borrowings	215,717	269,643
Other liabilities	54,859	60,425
Total liabilities	4,138,291	4,151,350

Shareholders’ equity
Capital stock, par value $2.00; authorized 30,000,000 shares; issued 17,734,817 shares; outstanding 16,742,104 shares and 16,702,063 shares at March 31, 2026 and December 31, 2025, respectively	35,470	35,470
Additional paid-in capital	233,670	233,335
Retained earnings	322,505	314,372
Accumulated other comprehensive loss	(38,686)	(35,409)
Less: 992,713 and 1,032,754 shares of treasury stock, at cost, at March 31, 2026 and December 31, 2025, respectively	(15,022)	(15,227)
Total shareholders’ equity	537,937	532,541
Total liabilities and shareholders’ equity	$4,676,228	$4,683,891

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except earnings per share data)	2026	2025
Interest and dividend income
Loans	$48,658	$41,804
Securities and other	6,204	5,283
Federal Home Loan Bank stock	155	137
Interest-earning deposits with other banks	233	314
Total interest and dividend income	55,250	47,538
Interest expense
Deposits	14,889	15,512
Borrowings	3,489	3,019
Total interest expense	18,378	18,531
Net interest income	36,872	29,007
Provision for credit losses on available-for-sale debt securities	—	636
Provision for credit losses on loans	305	(57)
Net interest income after provision for credit losses	36,567	28,428

Non-interest income
Trust and investment management fee income	4,115	3,916
Customer service fees	4,102	3,525
(Loss) gain on available-for-sale debt securities, net	(1,008)	—
Mortgage banking income	682	456
Bank-owned life insurance income	1,987	614
Customer derivative income	329	212
Other income	207	195
Total non-interest income	10,414	8,918

Non-interest expense
Salaries and employee benefits	15,773	13,733
Occupancy and equipment	4,036	3,325
Depreciation	1,134	1,049
Loss (gain) on premises and equipment, net	134	90
Outside services	464	482
Professional services	349	592
Communication	248	166
Marketing	605	518
Amortization of intangible assets	582	233
FDIC assessment	577	456
Acquisition, conversion and other expenses	1,455	239
Provision (credit) for unfunded commitments	(226)	(74)
Other expenses	4,696	3,842
Total non-interest expense	29,827	24,651

Income before income taxes	17,154	12,695
Income tax expense	3,617	2,484
Net income	$13,537	$10,211

Earnings per share:
Basic	$0.81	$0.67
Diluted	0.81	0.66
Weighted average common shares outstanding:
Basic	16,728	15,304
Diluted	16,804	15,393

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net income	$13,537	$10,211
Other comprehensive (loss) income, before tax:
Changes in unrealized (loss) gain on available-for-sale debt securities	(3,999)	5,065
Changes in unrealized (loss) gain on hedging derivatives	(411)	(1,954)
Changes in unrealized gain (loss) on pension	—	—

Income taxes related to other comprehensive (income) loss:
Changes in unrealized loss (gain) on available-for-sale debt securities	1,017	(883)
Changes in unrealized loss (gain) on hedging derivatives	116	484
Changes in unrealized loss (gain) on pension	—	—
Total other comprehensive (loss) income	(3,277)	2,712
Total comprehensive income	$10,260	$12,923

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	loss	stock	Total
Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428

Net income	—	—	10,211	—	—	10,211
Other comprehensive income	—	—	—	2,712	—	2,712
Cash dividends declared ($0.30 per share)	—	—	(4,620)	—	—	(4,620)
Net issuance (37,439 shares) to employee stock plans, including related tax effects	—	(167)	—	—	240	73
Reclassification of shares	(88)	(171)	—	—	259	—
Recognition of stock based compensation	—	507	—	—	—	507
Balance at March 31, 2025	$32,769	$194,776	$303,448	$(48,824)	$(14,858)	$467,311

Balance at December 31, 2025	$35,470	$233,335	$314,372	$(35,409)	$(15,227)	$532,541

Net income	—	—	13,537	—	—	13,537
Other comprehensive loss	—	—	—	(3,277)	—	(3,277)
Cash dividends declared ($0.32 per share)	—	—	(5,404)	—	—	(5,404)
Net issuance (40,041 shares) to employee stock plans, including related tax effects	—	(490)	—	—	205	(285)
Recognition of stock based compensation	—	825	—	—	—	825
Balance at March 31, 2026	$35,470	$233,670	$322,505	$(38,686)	$(15,022)	$537,937

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$13,537	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	305	(57)
Provision for credit losses on available-for-sale debt securities	—	636
Net (accretion) amortization of securities	(411)	283
Change in unamortized net loan costs and premiums	(94)	62
Premises and equipment depreciation	1,134	1,049
Stock-based compensation expense	825	507
Accretion of purchase accounting entries, net	(780)	—
Amortization of other intangibles	582	233
Income from cash surrender value of bank-owned life insurance policies	(1,987)	(614)
Loss (gain) on available-for-sale debt securities	1,008	—
Decrease (increase) right-of-use lease assets	376	311
(Decrease) increase in lease liabilities	(348)	(313)
Loss on premises and equipment, net	134	90
Originations of loans held for sale	(23,254)	(10,095)
Proceeds from loans held for sale	16,494	9,815
Net change in other assets and liabilities	(2,500)	(2,798)
Net cash provided by operating activities	5,021	9,320

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale debt securities	19,316	28,336
Proceeds from sales of available-for-sale debt securities	—	—
Purchases of available-for-sale debt securities	(25,192)	(18,982)
Purchase of loans held for investment	(12,035)	—
Net change in loans	19,921	22,721
Purchase of Federal Home Loan Bank stock	(4,537)	(1,495)
Proceeds from redemption of Federal Home Loan Bank stock	6,278	3,037
Purchase of premises and equipment	(2,021)	(1,545)
Proceeds from sale of premises held for sale	—	—
Proceeds from death benefit of bank-owned life insurance policy	8,420	—
Net cash provided by (used in) investing activities	10,150	32,072

Cash flows from financing activities:
Net change in deposits	46,433	29,123
Net change in short-term borrowings	(54,537)	(49,996)
Repayments of long-term borrowings	—	(3)
Net issuance to employee stock plans	(285)	73
Cash dividends paid on common stock	(5,404)	(4,620)
Net cash (used in) provided by financing activities	(13,793)	(25,423)

Net change in cash and cash equivalents	1,378	15,969
Cash and cash equivalents at beginning of year	80,837	72,162
Cash and cash equivalents at end of period	$82,215	$88,131

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental cash flow information:
Interest paid	$19,189	$17,839
Income taxes paid, net	303	5,826
Transfer of non-cash assets	—	1,000
Transfer from loans held for sale to held for investment	1,100	—
Non-cash transfer between loans and other assets	14,436	—

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

The results for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures in the Form 10-K previously filed with the SEC.  In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

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

Recent Accounting Pronouncements

There were no recent accounting standards updates (“ASU”) issued that could have a material impact to the Company’s consolidated financial statements for the period ended March 31, 2026.

NOTE 2.           ACQUISITION

Guaranty Bancorp, Inc.

On July 31, 2025, the Company completed its acquisition of Guaranty Bancorp, Inc. (“Guaranty”), the holding company of Woodsville Guaranty Savings Bank (“Woodsville”). The acquisition was accounted for as a business combination under ASC Topic 805, and Guaranty’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

As of March 31, 2026, the acquisition accounting remains provisional primarily with respect to the valuation of loans, identifiable intangible assets, deposits, and certain assumed liabilities. The measurement period will not exceed one year from the acquisition date. No measurement-period adjustments were recognized during the three months ended March 31, 2026.

Acquisition and integration related costs were expensed as incurred and totaled $1.6 million for the three months ended March 31, 2026 and $239 thousand for the three months ended March 31, 2025, recorded in Acquisition, conversion and other expenses on the income statement.

The following provides the unaudited pro forma results of operations for the three months ended March 31, 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of Guaranty into our Condensed Consolidated Statements of Income, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income. For the three months ended March 31, 2025 total revenue would have been $45.5 million and  net income would have been $3.6 million.

NOTE 3.           SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale debt securities (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2026
Debt securities:
Obligations of US Government-sponsored enterprises	$1,033	$—	$(23)	$1,010
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	271,505	2,099	(22,865)	250,739
US Government agency	166,457	164	(10,926)	155,695
Private label	11,536	—	(784)	10,752
Obligations of states and political subdivisions thereof	119,937	2	(17,998)	101,941
Corporate bonds	79,876	304	(2,340)	77,840
Total available-for-sale debt securities	$650,344	$2,569	$(54,936)	$597,977

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1,113	$1	$(12)	$1,102
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	268,976	2,734	(22,168)	249,542
US Government agency	163,369	347	(9,816)	153,900
Private label	11,793	—	(794)	10,999
Obligations of states and political subdivisions thereof	120,447	4	(15,912)	104,539
Corporate bonds	79,255	233	(2,146)	77,342
Total available-for-sale debt securities	$644,953	$3,319	$(50,848)	$597,424

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

The Company has one previously identified nonaccrual corporate bond with a carrying value of $1.3 million as of March 31, 2026 and $2.2 million as of December 31, 2025. During the period, due to continued credit deterioration the Company did an additional write-down of $896 thousand, which is included in the loss on available-for-sale debt securities in the consolidated statements of income.

The table below presents a rollforward by major security type for the quarters ended March 31, 2026 and 2025 of the allowance for credit losses on available-for-sale debt securities held at period end:

	Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025
(in thousands)	Corporate Bonds	Total	Corporate Bonds	Total
Beginning Balance	$—	$—	$568	$568
Provision for credit losses on available-for-sale debt securities	—	—	636	636
Charge-offs	—	—	—	—
Ending Balance	$—	$—	$1,204	$1,204

The amortized cost and estimated fair value of available-for-sale debt securities segregated by contractual maturity at March 31, 2026 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$16,074	$15,975
Over 1 year to 5 years	28,152	27,314
Over 5 years to 10 years	41,168	39,598
Over 10 years	115,452	97,904
Total bonds and obligations	200,846	180,791
Mortgage-backed securities and collateralized mortgage obligations	449,498	417,186
Total available-for-sale debt securities	$650,344	$597,977

The proceeds from sales, calls and maturities of available-for-sale debt securities, gross realized gains and losses for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Proceeds from sales	$—	$—
Proceeds from calls/paydowns	19,316	28,336
Proceeds from maturities	—	—
Gross realized gains	—	—
Gross realized losses	—	—
Gross impairment losses	(896)	—

Accrued interest receivable on available-for-sale debt securities totaled $3.5 million at March 31, 2026 and $3.2 million at December 31, 2025, which is reported in other assets on the consolidated balance sheets.

The following tables summarize available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2026
Debt securities:
Obligations of US Government-sponsored enterprises	$10	$672	$13	$338	$23	$1,010
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	109	16,824	22,756	145,417	22,865	162,241
US Government agency	850	49,579	10,076	88,163	10,926	137,742
Private label	2	1,998	782	8,740	784	10,738
Obligations of states and political subdivisions thereof	147	6,387	17,851	91,052	17,998	97,439
Corporate bonds	532	13,959	1,808	41,192	2,340	55,151
Total available-for-sale debt securities	$1,650	$89,419	$53,286	$374,902	$54,936	$464,321

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$—	$12	$413	$12	$413
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	7	1,241	22,161	150,629	22,168	151,870
US Government agency	970	39,343	8,846	72,849	9,816	112,192
Private label	1	2,000	793	8,984	794	10,984
Obligations of states and political subdivisions thereof	—	—	15,912	97,856	15,912	97,856
Corporate bonds	82	6,911	2,064	53,936	2,146	60,847
Total available-for-sale debt securities	$1,060	$49,495	$49,788	$384,667	$50,848	$434,162

The following summarizes, by investment security type, the impact of performing securities in an unrealized loss position at March 31, 2026:

Obligations of US Government-sponsored enterprises

6 out of the total 6 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.24% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government-sponsored enterprises

398 out of the total 509 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 12.35% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

136 out of the total 170 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 7.35% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

14 of the total 15 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 6.80% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Obligations of states and political subdivisions thereof

54 of the total 64 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 15.59% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

20 out of the total 33 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 4.07% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All but the one corporate bond discussed above are performing.

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of March 31, 2026, prior to this recovery.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the months ended March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$15,782	$14,020	$16,204	$14,475
Securities pledged for repurchase agreements	14,635	12,666	15,110	13,207
Securities pledged for borrowings (1)	20,592	20,235	14,831	14,515
Total securities pledged	$51,009	$46,921	$46,145	$42,197

(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston (the “Reserve Bank”).

NOTE 4.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	March 31,	December 31,
(in thousands)	2026	2025
Commercial construction	$219,802	$213,779
Commercial real estate owner occupied	360,331	385,843
Commercial real estate non-owner occupied	1,431,667	1,450,597
Municipal and other	37,713	43,106
Commercial and industrial	345,800	315,370
Residential real estate	1,061,921	1,068,413
Home equity	114,267	114,484
Consumer other	13,747	14,267
Total loans	3,585,248	3,605,859
Allowance for credit losses	34,315	34,052
Net loans	$3,550,933	$3,571,807

Total unamortized net costs and premiums included in loan totals were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Net unamortized loan origination costs	$1,835	$1,929
Net unamortized fair value discount on acquired loans	(35,796)	(36,739)
Total	$(33,961)	$(34,810)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2026 and December 31, 2025, accrued interest receivable for loans totaled $13.1 million and $11.5 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist.  Loans that do not share risk characteristics are evaluated on an individual basis.

The estimate of expected credit losses on collectively evaluated loans is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. Management employs a process and methodology to estimate the allowance for credit losses on collectively evaluated loans that evaluates both quantitative and qualitative components. The methodology for evaluating the quantitative component involves pooling loans into portfolio segments for loans that share similar risk characteristics.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended March 31, 2026
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$4,371	$—	$—	$(43)	$4,328
Commercial real estate owner occupied	4,045	—	—	(418)	3,627
Commercial real estate non-owner occupied	12,837	—	—	972	13,809
Tax exempt	119	—	—	(8)	111
Commercial and industrial	5,378	—	36	135	5,549
Residential real estate	6,350	(3)	11	(386)	5,972
Home equity	814	(9)	2	(30)	777
Consumer other	138	(85)	6	83	142
Total	$34,052	$(97)	$55	$305	$34,315

	At or for the Three Months Ended March 31, 2025
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$2,096	$—	$—	$(31)	$2,065
Commercial real estate owner occupied	2,794	—	—	36	2,830
Commercial real estate non-owner occupied	11,104	—	—	(181)	10,923
Municipal and other	128	—	—	(16)	112
Commercial and industrial	5,064	(39)	2	387	5,414
Residential real estate	6,732	—	4	(289)	6,447
Home equity	741	—	5	(2)	744
Consumer other	85	(45)	—	39	79
Total	$28,744	$(84)	$11	$(57)	$28,614

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

The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning Balance	$3,845	$3,049
Provision for credit losses	(226)	(74)
Ending Balance	$3,619	$2,975

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of March 31, 2026:

(in thousands)	2026	2025	2024	2023	2022	Prior	Total
Commercial construction
Risk rating:
Pass	$803	$80,856	$61,622	$47,255	$22,429	$6,808	$219,773
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	29
Total	$803	$80,856	$61,622	$47,255	$22,429	$6,837	$219,802
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$14,828	$43,641	$37,528	$43,488	$72,572	$130,275	$342,332
Special mention	—	—	—	871	590	14,474	15,935
Substandard	—	—	—	—	—	2,004	2,004
Doubtful	—	—	—	—	—	60	60
Total	$14,828	$43,641	$37,528	$44,359	$73,162	$146,813	$360,331
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$48,344	$237,462	$78,958	$55,769	$327,565	$542,171	$1,290,269
Special mention	—	—	25,356	—	32,489	48,032	105,877
Substandard	—	—	—	7,567	—	16,502	24,069
Doubtful	—	—	—	—	—	11,452	11,452
Total	$48,344	$237,462	$104,314	$63,336	$360,054	$618,157	$1,431,667
Current period gross write-offs	—	—	—	—	—	—	—

Municipal and other
Risk rating:
Pass	$475	$3,258	$2,850	$4,630	$6,030	$20,470	$37,713
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$475	$3,258	$2,850	$4,630	$6,030	$20,470	$37,713
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$23,599	$43,538	$72,994	$53,334	$40,367	$94,304	$328,136
Special mention	104	9,984	95	1,421	850	1,187	13,641
Substandard	—	69	585	63	390	2,671	3,778
Doubtful	—	—	—	—	85	160	245
Total	$23,703	$53,591	$73,674	$54,818	$41,692	$98,322	$345,800
Current period gross write-offs	—	—	—	—	—	—	—

Residential real estate
Performing	$18,744	$47,382	$42,554	$72,699	$206,930	$665,214	$1,053,523
Nonperforming	—	—	—	1,242	1,999	5,157	8,398
Total	$18,744	$47,382	$42,554	$73,941	$208,929	$670,371	$1,061,921
Current period gross write-offs	—	—	—	—	—	3	3

Home equity
Performing	$2,768	$22,376	$21,750	$14,905	$11,837	$39,550	$113,186
Nonperforming	—	—	—	95	222	764	1,081
Total	$2,768	$22,376	$21,750	$15,000	$12,059	$40,314	$114,267
Current period gross write-offs	—	—	—	—	—	9	9

Consumer other
Performing	$2,312	$5,070	$2,218	$2,425	$642	$983	$13,650
Nonperforming	—	46	11	40	—	—	97
Total	$2,312	$5,116	$2,229	$2,465	$642	$983	$13,747
Current period gross write-offs	—	6	—	7	1	71	85

Total Loans	$111,977	$493,682	$346,521	$305,804	$724,997	$1,602,267	$3,585,248

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2025:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Commercial construction
Risk rating:
Pass	$62,267	$62,422	$43,824	$22,609	$2,373	$5,819	$199,314
Special mention	—	14,434	—	—	—	—	14,434
Substandard	—	—	—	—	—	31	31
Total	$62,267	$76,856	$43,824	$22,609	$2,373	$5,850	$213,779
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$60,013	$37,785	$47,601	$74,993	$31,512	$115,774	$367,678
Special mention	—	—	878	596	13,377	1,329	16,180
Substandard	—	—	—	—	—	1,895	1,895
Doubtful	—	—	—	—	—	90	90
Total	$60,013	$37,785	$48,479	$75,589	$44,889	$119,088	$385,843
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$234,960	$78,781	$56,134	$329,779	$188,810	$420,958	$1,309,422
Special mention	—	25,392	—	32,650	21,930	25,313	105,285
Substandard	—	—	7,596	—	—	28,294	35,890
Doubtful	—	—	—	—	—	—	—
Total	$234,960	$104,173	$63,730	$362,429	$210,740	$474,565	$1,450,597
Current period gross write-offs	—	—	—	—	—	—	—

Municipal and other
Risk rating:
Pass	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$54,711	$67,007	$45,202	$41,687	$9,046	$88,496	$306,149
Special mention	127	104	1,366	1,766	431	1,108	4,902
Substandard	70	581	56	395	395	2,576	4,073
Doubtful	—	—	—	85	5	156	246
Total	$54,908	$67,692	$46,624	$43,933	$9,877	$92,336	$315,370
Current period gross write-offs	—	86	—	—	25	626	737

Residential real estate
Performing	$45,303	$47,589	$76,856	$211,153	$187,848	$491,752	$1,060,501
Nonperforming	—	—	1,279	1,289	1,229	4,115	7,912
Total	$45,303	$47,589	$78,135	$212,442	$189,077	$495,867	$1,068,413
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$20,279	$22,933	$15,121	$12,304	$6,672	$35,992	$113,301
Nonperforming	—	—	99	227	89	768	1,183
Total	$20,279	$22,933	$15,220	$12,531	$6,761	$36,760	$114,484
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$6,764	$2,538	$2,848	$971	$328	$742	$14,191
Nonperforming	46	11	17	—	—	2	76
Total	$6,810	$2,549	$2,865	$971	$328	$744	$14,267
Current period gross write-offs	—	26	27	16	4	211	284

Total Loans	$492,364	$362,429	$303,506	$736,534	$464,963	$1,246,063	$3,605,859

Past Dues

The following is a summary of past due loans for the periods ended:

	March 31, 2026
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$150	$—	$—	$150	$219,652	$219,802
Commercial real estate owner occupied	250	480	668	1,398	358,933	360,331
Commercial real estate non-owner occupied	—	—	116	116	1,431,551	1,431,667
Municipal and other	—	—	—	—	37,713	37,713
Commercial and industrial	431	311	724	1,466	344,334	345,800
Residential real estate	11,593	510	3,287	15,390	1,046,531	1,061,921
Home equity	546	65	290	901	113,366	114,267
Consumer other	188	16	51	255	13,492	13,747
Total	$13,158	$1,382	$5,136	$19,676	$3,565,572	$3,585,248

	December 31, 2025
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$162	$—	$—	$162	$213,617	$213,779
Commercial real estate owner occupied	641	—	723	1,364	384,479	385,843
Commercial real estate non-owner occupied	—	—	122	122	1,450,475	1,450,597
Municipal and other	—	—	—	—	43,106	43,106
Commercial and industrial	899	26	893	1,818	313,552	315,370
Residential real estate	9,162	1,190	4,640	14,992	1,053,421	1,068,413
Home equity	876	549	476	1,901	112,583	114,484
Consumer other	33	45	51	129	14,138	14,267
Total	$11,773	$1,810	$6,905	$20,488	$3,585,371	$3,605,859

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	March 31, 2026
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$29	$—	$—
Commercial real estate owner occupied	770	228	158
Commercial real estate non-owner occupied	11,627	—	—
Municipal and other	—	—	—
Commercial and industrial	1,139	141	—
Residential real estate	8,398	1,024	—
Home equity	1,081	1	—
Consumer other	97	4	—
Total	$23,141	$1,398	$158

	December 31, 2025
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$31	$—	$—
Commercial real estate owner occupied	829	237	—
Commercial real estate non-owner occupied	184	—	—
Municipal and other	—	—	—
Commercial and industrial	1,371	141	—
Residential real estate	7,912	1,044	—
Home equity	1,183	1	—
Consumer other	76	4	—
Total	$11,586	$1,427	$—

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three months ended March 31, 2026 and 2025.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	March 31, 2026		December 31, 2025
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	365	—	378	—
Commercial real estate non-owner occupied	13,419	—	1,985	—
Municipal and other	—	—	—	—
Commercial and industrial	—	2,078	—	2,410
Residential real estate	166	—	318	—
Home equity	—	—	119	—
Consumer other	—	—	—	—
Total	$13,950	$2,078	$2,800	$2,410

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and by type of modification.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended March 31, 2026
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	157	—	—	—	0.04
Commercial real estate non-owner occupied	—	11,452	—	—	—	0.80
Municipal and other	—	—	—	—	—	—
Commercial and industrial	—	32	69	—	—	0.03
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$11,641	$69	$—	$—	0.33%

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	% of Total Class of Loans
Three Months Ended March 31, 2025
Commercial construction	$—	$—	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
Commercial and industrial	—	—	283	—	—	0.09
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Total	$—	$—	$283	$—	$—	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2026
Commercial construction	—	—	—%
Commercial real estate owner occupied	6	—	—
Commercial real estate non-owner occupied	4	—	—
Municipal and other	—	—	—
Commercial and industrial	4	12	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Municipal and other	—	—	—
Commercial and industrial	—	53	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

As of March 31, 2026 the Bank had no loans that were modified during the current period that defaulted within 12 months of the modification date.

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

The following tables presents the unpaid principal balance and carrying amount of PCD loans. The balances do not include an allowance for credit losses which was $749 thousand as of March 31, 2026 and $751 thousand as of December 31, 2025.

	March 31, 2026		December 31, 2025
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate owner occupied	$1,081	$1,012	$1,103	$1,032
Commercial real estate non-owner occupied	4,594	4,335	4,632	4,359
Commercial and industrial	2,083	2,051	2,139	2,104
Residential real estate	1,275	1,191	1,306	1,221
Home equity	505	488	506	479
Consumer other	40	38	40	39
Total	$9,578	$9,115	$9,726	$9,234

The following table presents a reconciliation of acquired Guaranty PCD loans between their purchase price and par value at the time of the acquisition:

(in thousands)
Fair value of PCD loans at acquisition	$8,887
Non-credit related discount	713
Allowance for credit losses on PCD loans	1,622
Par value of PCD loans at acquisition	$11,222

Foreclosure

There were $121 thousand of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of March 31, 2026. Residential mortgage loans collateralized by real estate that were in the process of foreclosure as of December 31, 2025 totaled $171 thousand.

Mortgage Banking

Loans Held for Sale

Loans held for sale at March 31, 2026 had an unpaid principal balance of $11.4 million and $5.2 million as of December 31, 2025.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $6.4 million at March 31, 2026, and $5.2 million at December 31, 2025. Refer to Note 9 for further discussion of forward sale commitments.

Loans Sold

For the three months ended March 31, 2026 and 2025, we sold $16.2 million and $9.8 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $260 thousand and $174 thousand, respectively.

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

NOTE 5.               BORROWED FUNDS

Borrowed funds at March 31, 2026 and December 31, 2025 are summarized, as follows:

	March 31, 2026		December 31, 2025
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$77,200	3.92%	$130,000	3.90%
Other borrowings	3,078	0.16	4,802	0.17
Total short-term borrowings	80,278	3.76	134,802	3.77
Long-term borrowings
Advances from the FHLB	82,019	2.83	82,016	2.81
Subordinated borrowings	53,420	11.09	52,825	11.31
Total long-term borrowings	135,439	6.16	134,841	6.14
Total	$215,717	5.20%	$269,643	4.93%

Short-term debt includes FHLB advances with a remaining maturity of less than one year. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2026 and December 31, 2025. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Reserve Bank. At March 31, 2026, our available secured line of credit at the Reserve Bank was $94.5 million versus $94.0 million at December 31, 2025. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of March 31, 2026 and December 31, 2025. There was no outstanding balance on the line of credit as of March 31, 2026 and December 31, 2025.

Long-term FHLB advances consist of advances with a remaining maturity of more than one year. The advances outstanding at March 31, 2026 include callable advances of $80.0 million, non-callable advances of $1.0 million and amortizing advances of $1.0 million. There were $80.0 million of callable advances outstanding, non-callable advances of $1.0 million and $1.0 million of amortizing advances at December 31, 2025. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of March 31, 2026 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2026	$77,200	3.92%
2027	56,014	2.91
2028	25,000	2.31
2029	—	—
2030	—	—
Thereafter	1,005	11.32
Total FHLB advances	$159,219	3.36%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $867.7 million and $740.7 million of loans under a blanket lien arrangement as of March 31, 2026 and December 31, 2025, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $451.5 million at March 31, 2026.

At months ended March 31, 2026 and December 31, 2025, subordinated borrowings was as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
NHTB Capital Trust II Variable Debentures	$10,310	$—	$10,310	$—
NHTB Capital Trust III Fixed Debentures	10,310	—	10,310	—
Subordinated Notes due 2029	20,000	—	20,000	—
Subordinated Notes due 2031	13,000	(200)	13,000	(795)
Total	$53,620	$(200)	$53,620	$(795)

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “2029 Notes”) to accredited investors on November 26, 2019. The 2029 Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the 2029 Notes, in whole or in part upon prior approval of the Board of Governors of the Federal Reserve System (“Federal Reserve”). During the fourth quarter of 2024 we paid down $20.0 million of the outstanding subordinated notes. As of March 31, 2026 we have an outstanding subordinated note balance of $20.0 million.

We also have $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”), which are both Connecticut statutory trusts. The Debentures issued on March 30, 2004 carry a variable interest rate of three-month SOFR plus 2.79%, and mature in 2034. The Debentures are callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which we are not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into our financial statements.

In connection with the acquisition, the Company assumed $13.0 million in fixed-to-floating rate subordinated notes, that had a fair value of $11.2 million (the “2031 Notes”) issued by Guaranty. The 2031 Notes were originally issued on March 23, 2021 with a maturity date of April 1, 2031. The 2031 Notes bear a fixed-to-floating interest rate of 4.875% through April 1, 2026, payable quarterly in arrears. Beginning April 1, 2026 and thereafter, the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.82%. We have the option beginning with the interest payment date of April 1, 2026, and on any scheduled payment date thereafter, to redeem the 2031 Notes, in whole or in part upon prior approval of the Federal Reserve.

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

(in thousands)	March 31, 2026	December 31, 2025
Customer Repurchase Agreements
US Government-sponsored enterprises	$3,078	$4,802
Total	$3,078	$4,802

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	March 31, 2026	December 31, 2025
Time less than $100	$404,613	$384,042
Time $100 through $250	290,547	298,447
Time $250 or more	225,651	230,105
Total	$920,811	$912,594

At March 31, 2026 and December 31, 2025, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	March 31, 2026	December 31, 2025
Within 1 year	$890,537	$876,348
Over 1 year to 2 years	19,899	25,438
Over 2 years to 3 years	4,797	4,933
Over 3 years to 4 years	3,066	2,845
Over 4 years to 5 years	2,493	3,001
Over 5 years	19	29
Total	$920,811	$912,594

Included in time deposits are brokered deposits of $169.6 million and $151.6 million at March 31, 2026 and December 31, 2025, respectively.  Also included in time deposits are reciprocal deposits of $80.6 million and $88.7 million at March 31, 2026 and December 31, 2025, respectively.

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

At March 31, 2026, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The actual and required capital ratios are, as follows:

	March 31, 2026
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$501,784	13.43%	$298,841	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	418,980	11.22	168,099	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	439,600	11.77	224,131	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	439,600	9.66	182,016	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$502,331	13.47%	$298,372	8.00%		$372,965	10.00%
Common equity Tier 1 capital to risk-weighted assets	465,147	12.47	167,834	4.50		242,427	6.50
Tier 1 capital to risk-weighted assets	465,147	12.47	223,779	6.00		298,372	8.00
Tier 1 capital to average assets (leverage ratio)	465,147	10.23	181,853	4.00		227,316	5.00

	December 31, 2025
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$491,619	13.18%	$298,331	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	409,725	10.99	167,812	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	430,345	11.54	223,752	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	430,345	9.45	182,147	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$486,568	13.08%	$297,675	8.00%		$372,093	10.00%
Common equity Tier 1 capital to risk-weighted assets	450,294	12.10	167,443	4.50		241,861	6.50
Tier 1 capital to risk-weighted assets	450,294	12.10	223,257	6.00		297,676	8.00
Tier 1 capital to average assets (leverage ratio)	450,294	9.90	181,970	4.00		227,463	5.00

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) is, as follows:

(in thousands)	March 31, 2026	December 31, 2025
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities, net of reclassifications	$(45,704)	$(41,705)
Net unrealized loss on hedging derivatives	(4,196)	(3,785)
Net unrealized loss on post-retirement plans	(1,288)	(1,288)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities, net of reclassifications	11,124	10,107
Net unrealized loss on hedging derivatives	1,020	904
Net unrealized loss on post-retirement plans	358	358
Accumulated other comprehensive loss	$(38,686)	$(35,409)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2026
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$(3,999)	$1,017	$(2,982)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on AFS securities	(3,999)	1,017	(2,982)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(411)	116	(295)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(411)	116	(295)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$(4,410)	$1,133	$(3,277)

Three Months Ended March 31, 2025
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$3,861	$(732)	$3,129
Less: reclassification adjustment for gains (losses) realized in net income	(1,204)	151	(1,053)
Net unrealized gain (loss) on AFS securities	5,065	(883)	4,182

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,954)	484	(1,470)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(1,954)	484	(1,470)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$3,111	$(399)	$2,712

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three months ended March 31, 2026 and 2025:

	Net unrealized	Net unrealized	Net unrealized
	gain (loss)	gain (loss)	loss
	on AFS	on hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended March 31, 2026
Balance at beginning of period	$(31,598)	$(2,881)	$(930)	$(35,409)
Other comprehensive gain (loss) before reclassifications	(2,982)	(295)	—	(3,277)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	(2,982)	(295)	—	(3,277)
Balance at end of period	$(34,580)	$(3,176)	$(930)	$(38,686)

Three Months Ended March 31, 2025
Balance at beginning of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)
Other comprehensive gain (loss) before reclassifications	3,129	(1,470)	—	1,659
Less: amounts reclassified from accumulated other comprehensive income	(1,053)	—	—	(1,053)
Total other comprehensive income (loss)	4,182	(1,470)	—	2,712
Balance at end of period	$(43,559)	$(4,052)	$(1,213)	$(48,824)

The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Affected Line Item where
(in thousands)	2026	2025	Net Income is Presented
Net realized (losses) gains on AFS securities:
Before tax	$—	$(1,204)	Non-interest income
Tax effect	—	151	Tax expense
Total reclassifications for the period	$—	$(1,053)

NOTE 8.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2026	2025
Net income	$13,537	$10,211

Average number of basic common shares outstanding(1)	16,728,128	15,303,645
Plus: dilutive effect of stock options and awards outstanding	76,010	88,894
Average number of diluted common shares outstanding(2)	16,804,138	15,392,539

Earnings per share:
Basic	$0.81	$0.67
Diluted	0.81	0.66
(1)	In the third quarter of 2025 the Company issued 1,350,464 shares of common stock in consideration for the acquisition of Guaranty. Refer to Note 2 of the consolidated financial statements for further details.
(2)	Average diluted shares outstanding are computed using the treasury stock method.

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

Information about derivative assets and liabilities at March 31, 2026 and December 31, 2025, follows:

	March 31, 2026
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	—	—	—	Other liabilities
Total cash flow hedges	—		—

Fair value hedges:
Interest rate swap on securities	37,190	3.3	2,468	Other assets
Total fair value hedges	37,190		2,468

Economic hedges:
Forward sale commitments	6,440	0.1	28	Other assets
Customer Loan Swaps-MNA Counterparty	400,589	4.7	(5,968)	Other liabilities
Customer Loan Swaps-RPA Counterparty	194,430	4.2	(1,309)	Other liabilities
Customer Loan Swaps-MNA Customer	400,589	4.7	5,968	Other assets
Customer Loan Swaps-RPA Customer	194,430	4.2	1,309	Other liabilities
Total economic hedges	1,196,478		28

Non-hedging derivatives:
Interest rate lock commitments	4,368	0.1	148	Other assets
Total non-hedging derivatives	4,368		148

Total	$1,238,036		$2,644

	December 31, 2025
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	50,000	0.2	(336)	Other liabilities
Total cash flow hedges	50,000		(336)

Fair value hedges:
Interest rate swap on securities	37,190	3.6	2,374	Other assets
Total fair value hedges	37,190		2,374

Economic hedges:
Forward sale commitments	5,248	—	(14)	Other liabilities
Customer Loan Swaps-MNA Counterparty	358,846	4.8	(4,264)	Other liabilities
Customer Loan Swaps-RPA Counterparty	195,546	4.5	(2,070)	Other liabilities
Customer Loan Swaps-MNA Customer	358,846	4.8	4,264	Other assets
Customer Loan Swaps-RPA Customer	195,546	4.5	2,070	Other liabilities
Total economic hedges	1,114,032		(14)

Non-hedging derivatives:
Interest rate lock commitments	2,698	0.1	98	Other assets
Total non-hedging derivatives	2,698		98

Total	$1,203,920		$2,122

As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
March 31, 2026
Interest rate swap on securities	Securities available for sale	$30,527	$(6,663)

December 31, 2025
Interest rate swap on securities	Securities available for sale	$31,366	$(5,824)

Information about derivative assets and liabilities for three months ended March 31, 2026 and 2025, follows:

	Three Months Ended March 31, 2026
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$—
Interest rate swap on variable rate loans	254	Interest income	—	Interest income	(339)
Total cash flow hedges	254		—		(339)

Fair value hedges:
Interest rate swap on securities	(549)	Interest income	—	Interest income	210
Total fair value hedges	(549)		—		210

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	42
Total economic hedges	—		—		42

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	50
Total non-hedging derivatives	—		—		50

Total	$(295)		$—		$(37)

	Three Months Ended March 31, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(188)	Interest expense	$—	Interest expense	$252
Interest rate swap on variable rate loans	370	Interest income	—	Interest income	(455)
Total cash flow hedges	182		—		(203)

Fair value hedges:
Interest rate swap on securities	(1,652)	Interest income	—	Interest income	275
Total economic hedges	(1,652)		—		275

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(21)
Total economic hedges	—		—		(21)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	29
Total non-hedging derivatives	—		—		29

Total	$(1,470)		$—		$80

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$48,658	$6,204	$14,889	$3,489	$10,414

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	—	—
Interest rate swap on variable rate loans	(339)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	210	—	—	—

	Three Months Ended March 31, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$41,804	$5,734	$15,512	$3,019	$8,918

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	252	—
Interest rate swap on variable rate loans	(455)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	275	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for three months ended March 31, 2026 and 2025 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended March 31,
(In thousands)	in Non-interest Income	2026	2025
Economic hedges:
Forward commitments	Mortgage banking income	$42	$(21)

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	50	29

Cash flow hedges

Interest rate swaps on wholesale funding

As of March 31, 2026, we have no remaining interest rate swaps on wholesale borrowings.

Interest rate swap on variable rate loans

As of March 31, 2026, we have no remaining interest rate swaps on loans. The $50 million loan swap we entered into in March 2021 matured effective March 2026.

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

The below tables describe the potential effect of master netting arrangements on the Consolidated Balance Sheets and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of March 31, 2026
Customer Loan Derivatives:
RPA counterparty	(1,309)	1,309	—	—
Total	$(1,309)	$1,309	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2025
Customer Loan Derivatives:
RPA counterparty	(2,070)	2,070	—	—
Total	$(2,070)	$2,070	$—	$—

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

NOTE 10.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$1,010	$—	$1,010
Mortgage-backed securities:
US Government-sponsored enterprises	—	250,739	—	250,739
US Government agency	—	155,695	—	155,695
Private label	—	10,752	—	10,752
Obligations of states and political subdivisions thereof	—	101,941	—	101,941
Corporate bonds	—	76,511	1,329	77,840
Loans held for sale	—	11,534	—	11,534
Derivative assets	—	9,745	176	9,921
Derivative liabilities	—	(7,277)	—	(7,277)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$1,102	$—	$1,102
Mortgage-backed securities:
US Government-sponsored enterprises	—	249,542	—	249,542
US Government agency	—	153,900	—	153,900
Private label	—	10,999	—	10,999
Obligations of states and political subdivisions thereof	—	104,539	—	104,539
Corporate bonds	—	75,139	2,203	77,342
Loans held for sale	—	5,283	—	5,283
Derivative assets	—	8,708	98	8,806
Derivative liabilities	—	(6,670)	(14)	(6,684)

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

Corporate Bonds

At March 31, 2026, the Company held one corporate bond investment classified as available-for-sale for which the fair value was determined using unobservable inputs, resulting in a Level 3 classification under the fair value hierarchy. During the quarter ended June 30, 2025, management identified a change in the estimated future cash flows associated with this security. As a result, the Company recognized an impairment loss of $4.4 million and charged off an allowance for credit losses of $1.2 million. In the third quarter 2025, the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million as of September 30, 2025. In the first quarter of 2026, the Company wrote down an additional $874 thousand resulting in a fair value of $1.3 million. These losses were recorded in net gain (loss) on available-for-sale debt securities in the consolidated statements of income.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	Assets (Liabilities)
	Interest Rate Lock	Forward	Corporate
(in thousands)	Commitments	Commitments	Bond
Three Months Ended March 31, 2026
Balance at beginning of period	$98	$(14)	$2,203
Realized gain (loss) recognized in non-interest income	50	42	(874)
Balance at end of period	$148	$28	$1,329

Three Months Ended March 31, 2025
Balance at beginning of period	$85	$13	$—
Realized gain (loss) recognized in non-interest income	29	(21)	—
Balance at end of period	$114	$(8)	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	March 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2026	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$148	Pull-through Rate Analysis	Closing Ratio	92%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	28	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$98.5 to $101.5

Corporate bond	1,329	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $1,329
			Loss Severity	83%
Total	$1,505

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2025	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$98	Pull-through Rate Analysis	Closing Ratio	96%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(14)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.7 to $103.4

Corporate bond	2,203	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $2,203
			Loss Severity	65%
Total	$2,287

At the end of the second quarter 2025 the Company transferred a corporate bond with a fair value of $2.4 million into level 3 due to a change in the fair value technique to using a present value discounted cash flow approach. During the quarter ended September 30, 2025 the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million. During the quarter ended March 31, 2026 the Company wrote down an additional $874 thousand resulting in a fair value of $1.3 million. This write down incorporated management’s current expectations about the timing and amount of future cash flows, which were adjusted for expected prepayments and credit-related losses. The revised cash flows were then discounted using the bond’s original effective interest rate. Unobservable inputs used in the fair value measurement included the discount rate, expected cash flows, and loss severity.

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

			Fair Value
			Measurement Date as of
	Mar 31, 2026	Dec 31, 2025	March 31, 2026
	Level 3	Level 3	Level 3
(in thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated loans	$16,028	$5,091	March 2026
Capitalized servicing rights	7,299	6,832	March 2026
Total	$23,327	$11,923

There are no liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.

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

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. There are no liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets follows:

(in thousands, except ratios)	Fair Value March 31, 2026	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$365	Fair value of collateral-appraised value	Loss severity	33% to 60%
			Appraised value	$250 to $975
Commercial Real Estate Non-Owner Occupied	13,419	Fair value of collateral-appraised value	Loss severity	0% to 40%
			Appraised value	$1,700 to $10,700
Commercial and Industrial	2,078	Fair value of collateral-appraised value	Loss severity	10% to 80%
			Appraised value	$212 to $1,057
Residential Real Estate	166	Fair value of collateral-appraised value	Loss severity	20%
			Appraised value	$240

Capitalized servicing rights	7,299	Discounted cash flow	Constant prepayment rate	7.36%
			Discount rate	9.62%
Total	$23,327
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$378	Fair value of collateral-appraised value	Loss severity	33% to 60%
			Appraised value	$250 to $975
Commercial Real Estate Non-Owner Occupied	1,985	Fair value of collateral-appraised value	Loss severity	20% to 40%
			Appraised value	$1,700 to $1,775
Commercial and Industrial	2,410	Fair value of collateral-appraised value	Loss severity	5% to 80%
			Appraised value	$212 to $1,112
Residential Real Estate	318	Fair value of collateral-appraised value	Loss severity	20%
			Appraised value	$240

Capitalized servicing rights	6,832	Discounted cash flow	Constant prepayment rate	8.97%
			Discount rate	9.62%
Total	$11,923

(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended March 31, 2026 and December 31, 2025.

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

	March 31, 2026
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$82,215	$82,215	$82,215	$—	$—
Available-for-sale debt securities	597,977	597,977	—	596,648	1,329
FHLB stock	9,567	n/a	n/a	n/a	n/a
Loans held for sale	11,534	11,534	—	11,534	—
Net loans	3,550,933	3,489,882	—	—	3,489,882
Accrued interest receivable	16,924	16,924	46	3,806	13,072
Derivative assets	9,921	9,921	—	9,745	176

Financial Liabilities
Non-maturity deposits	$2,946,904	$2,763,401	$—	$2,763,401	$—
Time deposits	920,811	917,529	—	917,529	—
Securities sold under agreements to repurchase	3,078	3,078	—	3,078	—
FHLB advances	159,219	159,198	—	159,198	—
Subordinated borrowings	53,420	49,666	—	49,666	—
Accrued interest payable	5,412	5,412	—	5,412	—
Derivative liabilities	7,277	7,277	—	7,277	—

	December 31, 2025
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$80,837	$80,837	$80,837	$—	$—
Available-for-sale debt securities	597,424	597,424	—	595,221	2,203
FHLB stock	11,308	n/a	n/a	n/a	n/a
Loans held for sale	5,283	5,283	—	5,283	—
Net loans	3,571,807	3,505,278	—	—	3,505,278
Accrued interest receivable	15,047	15,047	13	3,496	11,538
Derivative assets	8,806	8,806	—	8,708	98

Financial Liabilities
Non-maturity deposits	$2,908,688	$2,740,925	$—	$2,740,925	$—
Time deposits	912,594	910,213	—	910,213	—
Securities sold under agreements to repurchase	4,801	4,801	—	4,801	—
FHLB advances	212,016	211,988	—	211,756	232
Subordinated borrowings	52,825	49,746	—	49,746	—
Accrued interest payable	6,256	6,256	—	6,256	—
Derivative liabilities	6,684	6,684	—	6,670	14

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended March 31,
(in thousands)	2026	2025
Non-interest income within the scope of ASC 606:
Trust management fees	$3,675	$3,459
Financial services fees	440	457
Interchange fees	2,041	1,921
Customer deposit fees	1,756	1,377
Other customer service fees	311	227
Total non-interest income within the scope of ASC 606	8,223	7,441
Total non-interest income not within the scope of ASC 606	2,191	1,477
Total non-interest income	$10,414	$8,918

	Three Months Ended March 31,
(in thousands)	2026	2025
Timing of Revenue Recognition
Products and services transferred at a point in time	$4,285	$3,810
Products and services transferred over time	3,938	3,631
Total	$8,223	$7,441

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	March 31, 2026	December 31, 2025
Balances from contracts with customers only:
Other Assets	$1,573	$1,541
Other Liabilities	3,206	3,340

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

NOTE 12.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill as of March 31, 2026 and December 31, 2025  is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Balance at beginning of year	$141,819	$119,477
Acquisition (1)	—	22,342
Balance at end of year	$141,819	$141,819

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $22.3 million in goodwill. Refer to Note 2 for further details.

The components of other intangible assets as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits) (1)	$22,691	$(7,503)	$15,188
Customer list and other intangibles	2,120	(1,484)	636
Total	$24,811	$(8,987)	$15,824

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $14.0 million in CDI assets that will amortize over a 10 year period. Refer to Note 2 for further details.

	December 31, 2025
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$22,691	$(6,969)	$15,722
Customer list and other intangibles	2,120	(1,435)	685
Total	$24,811	$(8,404)	$16,407

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles for the three months ended March 31, 2026 and 2025 were $582 thousand and $233 thousand, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining at March 31, 2026 is as follows:

Other Intangible
(in thousands)	Assets
2026	$1,747
2027	2,330
2028	2,357
2029	1,583
2030	1,398
2031 and thereafter	6,409
Total	$15,824

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

The following table presents the consolidated statements of condition classification of the ROU assets and lease liabilities:

(in thousands)	Classification	March 31, 2026	December 31, 2025
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,875	$9,251
Lease Liabilities
Operating lease liabilities	Other liabilities	9,642	9,990

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

The following table presents the weighted average lease term and discount rate of the leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	10.91	10.94
Weighted-average discount rate
Operating leases	3.12%	3.15%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Lease Costs
Operating lease cost	$435	$374
Variable lease cost	38	66
Total lease cost	$473	$440

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	411	376
Right-of-use assets obtained in exchange for new operating lease obligations	347	313

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
March 31, 2027	$1,654
March 31, 2028	1,494
March 31, 2029	1,156
March 31, 2030	887
March 31, 2031	716
Thereafter	4,691
Total future minimum lease payments	10,598
Amounts representing interest	(956)
Present value of net future minimum lease payments	$9,642

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2026 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements", “Part I, Item 1.A. Risk Factors” in the Form 10-K, and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

QUARTERLY PERFORMANCE SUMMARY

Financial Highlights (quarter ended March 31, 2026, compared to the same period of 2025 unless otherwise stated)

●	$13.5 million net income compared to $10.2 million
●	$0.81 diluted earnings per share compared to $0.66
●	3.54% net interest margin compared to 3.17%
●	56.92% efficiency ratio compared to 62.00%
●	$4.7 billion in assets

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2026 AND DECEMBER 31, 2025

Cash and cash equivalents

Total cash and cash equivalents were $82.2 million at the end of the first quarter 2026, compared to $80.8 million at the end of the fourth quarter 2025. Interest-earning deposits with other banks increased to $46.6 million at the end of the first quarter 2026, compared to $35.9 million at the end of the fourth quarter 2025 and yielded 3.90% and 4.53%, respectively. The increase in cash balances was driven primarily by loan payoffs during the quarter.

Available for Sale Debt Securities

Available-for-sale debt securities were $598.0 million compared to $597.4 million at the end of the fourth quarter 2025. Net unrealized losses increased to $52.4 million at quarter-end compared to $47.5 million at the end of the fourth quarter 2025 due to the interest rate environment. The total unrealized losses include $6.7 million in unrealized losses on fair value hedged municipal securities.  During the quarter there were purchases of $25.2 million,  paydowns and calls of $19.3 million and net accretion of $411 thousand. The quarter-to-date weighted average yield of the securities portfolio was 4.05% compared to 4.03% at the end of the fourth quarter 2025. As of the first quarter 2026 and the fourth quarter 2025, the securities portfolio had an average life of 7.6 years and 7.1 years respectively, with an effective duration of 5.4 years and 5.2 years, respectively. At the end of the first quarter 2026 all securities remain classified as available for sale.

Federal Home Loan Bank Stock

Federal Home Loan Bank  stock decreased $1.7 million to $9.6 million at the end of the first quarter 2026 compared to $11.3 million at the end of the fourth quarter 2025 primarily driven by the decrease in wholesale borrowings.

Loans Held for Sale

Loans held for sale were $11.5 million in the first quarter 2026 compared to $5.3 million in the fourth quarter 2025 as we originated $23.6 million in loans held for sale and sold $16.2 million in loans during the quarter.

Loans

Total loans decreased $20.6 million to $3.6 billion in the first quarter 2026 compared to the fourth quarter 2025 driven primarily by commercial real estate payoffs. Commercial real estate loans decreased $30.2 million primarily due to one early payoff of $14.4 million and $24.4 million in loans that matured and paid off during the quarter. Commercial and industrial loans increased 24% on an annualized basis and included $16.6 million of originations during the quarter. Residential real estate loans decreased $8.1 million during the quarter primarily driven by increased prepayment activity and offset in part by a $12.0 million residential loan purchase. Consumer loans remained relatively flat with a decrease of $348 thousand due to paydowns on home equity lines of credit.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) on loans remained stable at $34.3 million at the end of the first quarter 2026 compared to $34.1 million at the end of the fourth quarter 2025. The activity in the ACL is reflective of loan portfolio changes and credit quality indicators. The allowance for credit losses to total loans coverage ratio for the first quarter 2026 was in line with the fourth quarter 2025 at 0.96% versus 0.94%.

Other Assets

Premises and equipment increased in the first quarter 2026 to $58.9 million compared to $58.2 million at the end of the fourth quarter 2025 driven by renovation projects. Bank owned life insurance decreased $6.4 million or 7% driven by death benefit pay outs that occurred at the end of the first quarter 2026, partially offset by increases in cash surrender value. Other assets increased $12.7 million primarily due to a non-cash transfer between loans and other assets as the result of the payoff timing of a loan participation which settled within one day of quarter-end.

Deposits

Total deposits were $3.9 billion at the end of the first quarter 2026 compared to $3.8 billion at the end of the fourth quarter of 2025. The increase was driven primarily by $17.2 million in new customer non-maturity deposits. Non-interest bearing demand deposits decreased $19.5 million and was offset by a $15.2 million increase in interest-bearing demand, a $14.0 million increase in savings and a $28.6 million increase in money market deposits. Time deposits increased $8.2 million during the quarter due to $4.8 million in new customer time deposits and an $18.0 million increase in brokered deposits, which was offset in part by maturities.

Borrowings

Total borrowings decreased $53.9 million in the first quarter 2026 to $215.7 million compared to $269.6 million in the fourth quarter 2025. The decrease was driven by cash inflows from loan payoffs and increased deposits.

Equity

The Company's book value per share was $32.13 at  the end of the first quarter 2026 compared to $31.88 at the end of the fourth quarter 2025.  Tangible book value per share (non-GAAP) was $22.71 at the end of the first quarter 2026, compared to $22.41 at the end of the fourth quarter 2025.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

Net Income

First quarter 2026 GAAP net income was $13.5 million, or $0.81 per diluted share, and adjusted earnings (Non-GAAP) was $14.7 million, or $0.88 per diluted share, compared to GAAP net income of $10.2 million, or $0.66 per diluted share, and adjusted earnings (Non-GAAP) of $10.5 million or $0.68 per diluted share in the first quarter of 2025.

Interest and Dividend Income

Total interest and dividend income increased by 16%, or $7.7 million, to $55.3 million in the first quarter 2026 compared to $47.5 million in the prior year. Yields on earning assets grew to 5.27% in the first quarter 2026 compared to 5.16% in the first quarter 2025. The increase was driven by year-over-year loan yield expansion primarily due to the acquisition of $413.4 million in loans from the acquisition of Woodsville. The yield on commercial real estate loans grew to 5.68% in the first quarter 2026 from 5.58% in the first quarter 2025. The residential loan yield increased to 4.64% for the first quarter 2026 from 4.22% in the first quarter of 2025. Total loan yield growth was partially offset by a decrease in the commercial and industrial yield to 6.13% for the first quarter 2026 from 6.57% in the first quarter 2025 driven by the decrease in rates of adjustable-rate loans.

Net Interest Income and Net Interest Margin

The net interest margin was 3.54% in the first quarter 2026 compared to 3.17% in the same quarter 2025. As loan balances grew year-over-year the yield on loans expanded 8 basis points to 5.50% compared to 5.42% in the same period of 2025. Interest-bearing deposit costs decreased year-over-year to 2.19% compared to 2.52% in the same period of 2025.

Total interest expense decreased $153 thousand in the first quarter 2026 compared to the first quarter 2025. Deposit costs were down $623 thousand year-over-year.  Borrowing costs increased $470 thousand, or 16% year-over-year, driven by the subordinated debt acquired from Woodsville.

Provision for Credit Losses

The provision for credit losses on loans in the first quarter 2026 was $305 thousand compared to a recapture of $57 thousand in the same period of 2025. The provision reflects minimal net charge-offs of $42 thousand, portfolio changes and credit quality indicators. There was no provision for investment losses in the current year compared to a $636 thousand provision in the first quarter 2025. We had a loss on available-for-sale debt securities of $1.0 million during the first quarter 2026. The loss relates to a write-down on a previously identified corporate bond with continued deteriorated credit quality.

Non-Interest Income

Non-interest income increased $1.5 million in the first quarter 2026 to $10.4 million compared to $8.9 million in the same quarter 2025 primarily driven by a $1.3 million gain on death benefit from bank owned life insurance. Trust management fee income increased $199 thousand driven by the 7%, or $183.5 million, increase in assets under management compared to the same period of 2025. Customer service fees increased $577 thousand or 16% compared to the same period of 2025.  The increase was offset in part by the previously noted additional write-down on one corporate debt security resulting in a loss on available-for-sale debt securities of $1.0 million during the first quarter 2026

Non-Interest Expense

Non-interest expenses increased $5.2 million to $29.8 million in the first quarter 2026 compared to $24.7 million in the first quarter 2025 driven by $1.5 million in expenses related to the Woodsville acquisition. Salaries and benefits increased $2.0 million to $15.8 million in the first quarter 2026 compared to $13.7 million in the first quarter 2025 primarily due to additional salary costs associated with the retained Woodsville personnel. Occupancy and equipment increased $711 thousand driven primarily by higher maintenance contract costs from the acquisition of Woodsville. Amortization of intangibles increased $349 thousand due to the acquisition of Woodsville. Other expenses increased $854 thousand for the first quarter 2026 compared to the first quarter 2025 primarily due to increases in software expenses. Loss on sale of premises and equipment was $134 thousand in the first quarter 2026 driven by a building sale.

Income Tax Expense

Income tax expense was $3.6 million for the first quarter 2026 compared to $2.5 million for the first quarter of 2025, respectively. Our GAAP effective tax rate for the first quarter 2026 was 21.09% and 19.57% in the first quarter 2025 and the effective tax rate on adjusted earnings (Non-GAAP) was 21.89% and 22.98%, respectively.

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

As of March 31, 2026, available same-day liquidity totaled approximately $1.0 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of  March 31, 2026, we had unused borrowing capacity at the FHLB of $451.5 million, unused borrowing capacity at the Reserve Bank of $94.5 million and unused lines of credit totaling $41.0 million, in addition to $82.2 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at March 31, 2026 and December 31, 2025- Equity” for a discussion of shareholders’ equity together with Note 7 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $5.4 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Form 10-K. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Form 10-K. There have been no significant changes in our application of critical accounting policies and estimates since December 31, 2025. Refer to Note 1 – “Basis of Presentation - Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q or prior SEC filings.

	Three Months Ended
	March 31,
	2026	2025
PER SHARE DATA
Net earnings, diluted	$0.81	$0.66
Adjusted earnings, diluted(1)	0.88	0.68
Total book value	32.13	30.51
Tangible book value per share(1)	22.71	22.47
Market price at period end	32.45	29.50
Dividends	0.32	0.30

PERFORMANCE RATIOS(2)
Return on assets	1.18%	1.02%
Adjusted return on assets(1)	1.28	1.04
Pre-tax, pre-provision return on assets	1.52	1.32
Adjusted pre-tax, pre-provision return on assets (1)	1.65	1.35
Return on equity	10.13	8.88
Adjusted return on equity(1)	11.03	9.09
Return on tangible equity	14.77	12.27
Adjusted return on tangible equity(1)	16.03	12.57
Net interest margin, fully taxable equivalent(1) (3)	3.54	3.17
Efficiency ratio(1)	56.92	62.00

FINANCIAL DATA (In millions)
Total assets	$4,676	$4,063
Total earning assets(4)	4,297	3,761
Total available-for-sale debt securities	598	514
Total loans	3,585	3,124
Total allowance for credit losses	34	30
Total goodwill and intangible assets	158	123
Total deposits	3,868	3,297
Total shareholders' equity	538	466
Net income	14	10
Adjusted income(1)	15	10

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries)(5)/average loans	—%	0.01%
Allowance for credit losses/total loans	0.96	0.92
Loans/deposits	93	95
Shareholders' equity to total assets	11.50	11.50
Tangible shareholders' equity to total tangible assets(1)	8.42	8.73
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and interest-bearing deposit with other banks. Securities are valued at amortized cost.
(5)	Current quarter annualized.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loans by collateral type and deposits and accompanying growth rates as of March 31, 2026 on an annualized basis:

LOAN ANALYSIS

							Annualized
							Growth %
				Acquired WGSB			Quarter
(in thousands, except ratios)	Mar 31, 2026	Dec 31, 2025	Sept 30, 2025	Balances (1)	Jun 30, 2025	Mar 31, 2025	to Date
Commercial real estate	$1,968,403	$1,998,603	$1,942,659	$117,832	$1,767,206	$1,762,132	(6)%
Commercial and industrial	417,657	393,851	405,759	25,651	400,908	370,683	24
Total commercial loans	2,386,060	2,392,454	2,348,418	143,483	2,168,114	2,132,815	(1)

Residential real estate	993,636	1,001,769	1,025,266	248,484	796,184	807,514	(3)
Consumer	127,681	128,029	126,345	16,215	111,036	105,404	(1)
Tax exempt and other	77,871	83,607	83,687	5,226	77,330	78,507	(27)
Total loans	$3,585,248	$3,605,859	$3,583,716	$413,408	$3,152,664	$3,124,240	(2)%

DEPOSIT ANALYSIS

							Annualized
							Growth %
				Acquired WGSB			Quarter
(in thousands, except ratios)	Mar 31, 2026	Dec 31, 2025	Sept 30, 2025	Balances (1)	Jun 30, 2025	Mar 31, 2025	to Date
Non-interest bearing demand	$651,282	$670,786	$692,780	$89,274	$552,074	$547,401	(12)%
Interest-bearing demand	1,152,888	1,137,730	1,137,362	185,802	931,854	930,031	5
Savings	649,302	635,329	647,428	104,792	542,579	551,280	9
Money market	493,432	464,843	488,633	52,470	370,709	405,326	25
Total non-maturity deposits	2,946,904	2,908,688	2,966,203	432,338	2,397,216	2,434,038	5
Time	920,811	912,594	981,993	98,951	894,772	862,773	4
Total deposits	$3,867,715	$3,821,282	$3,948,196	$531,289	$3,291,988	$3,296,811	5%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2026			2025
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$24,230	$233	3.90%	$27,999	$314	4.55%
Available-for-sale debt securities	643,647	6,434	4.05	587,878	5,507	3.80
FHLB stock	11,062	155	5.68	11,623	137	4.78
Loans:
Commercial real estate	2,001,851	28,042	5.68	1,759,321	24,203	5.58
Commercial and industrial	486,295	7,347	6.13	469,331	7,598	6.57
Residential	998,862	11,420	4.64	820,837	8,539	4.22
Consumer	127,693	2,173	6.90	104,413	1,809	7.03
Total loans (1)	3,614,701	48,982	5.50	3,153,902	42,149	5.42
Total earning assets	4,293,640	55,804	5.27%	3,781,402	48,107	5.16%
Cash and due from banks	36,278			29,972
Allowance for credit losses	(34,195)			(29,143)
Goodwill and other intangible assets	157,921			123,295
Other assets	215,852			171,477
Total assets	$4,669,496			$4,077,003

Liabilities
Interest-bearing demand	$1,121,021	$3,589	1.30%	$916,129	$3,178	1.41%
Savings	642,717	893	0.56	547,672	955	0.71
Money market	469,496	2,645	2.28	401,268	2,737	2.77
Time	922,180	7,762	3.41	853,105	8,642	4.11
Total interest bearing deposits	3,155,414	14,889	1.91	2,718,174	15,512	2.31
Borrowings	251,985	3,489	5.62	265,780	3,019	4.61
Total interest bearing liabilities	3,407,399	18,378	2.19%	2,983,954	18,531	2.52%
Non-interest bearing demand deposits	659,506			560,310
Other liabilities	60,814			66,589
Total liabilities	4,127,719			3,610,853

Total shareholders' equity	541,777			466,150

Total liabilities and shareholders' equity	$4,669,496			$4,077,003

Net interest spread			3.08%			2.64%
Net interest margin			3.54			3.17
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended March 31,
(in thousands)	Calculations	2026	2025
Net income	(R)	$13,537	$10,211
Non-recurring items:
Gain on sale of premises and equipment, net		134	90
Acquisition, conversion and other expenses		1,455	239
Income tax expense (1)		(392)	(80)
Total non-recurring items		1,197	249
Total adjusted income(2)	(A)	$14,734	$10,460

Net interest income	(B)	$36,872	$29,007
Plus: Non-interest income		10,414	8,918
Total Revenue		47,286	37,925
Loss (gain) on available-for-sale debt securities		—	—
Total adjusted revenue(2)	(C)	$47,286	$37,925

Total non-interest expense		$29,827	$24,651
Non-recurring expenses:
Gain on sale of premises and equipment, net		(134)	(90)
Acquisition, conversion and other expenses		(1,455)	(239)
Total non-recurring expenses		(1,589)	(329)
Adjusted non-interest expense(2)	(D)	$28,238	$24,322

Total revenue		47,286	37,925
Total non-interest expense		29,827	24,651
Pre-tax, pre-provision net revenue(2)	(S)	$17,459	$13,274

Adjusted revenue(2)		47,286	37,925
Adjusted non-interest expense(2)		28,238	24,322
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$19,048	$13,603

(in millions)
Average earning assets	(E)	$4,294	$3,781
Average assets	(F)	4,669	4,077
Average shareholders' equity	(G)	542	466
Average tangible shareholders' equity(2)(3)	(H)	384	343
Tangible shareholders' equity, period-end(2)(3)	(I)	380	343
Tangible assets, period-end(2)(3)	(J)	4,519	3,940

		Three Months Ended March 31,
	Calculations	2026	2025
(in thousands)
Common shares outstanding, period-end	(K)	16,742	15,317
Average diluted shares outstanding	(L)	16,804	15,393

Adjusted earnings per share, diluted(2)	(A/L)	$0.88	$0.68
Tangible book value per share, period-end(2)	(I/K)	22.71	22.47
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.42	8.73

Performance ratios(4)
Return on assets		1.18%	1.02%
Adjusted return on assets(2)	(A/F)	1.28	1.04
Pre-tax, pre-provision return on assets(2)	(S/F)	1.52	1.32
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.65	1.35
Return on equity		10.13	8.88
Adjusted return on equity(2)	(A/G)	11.03	9.09
Return on tangible equity (1) (2)	(R+Q)/H	14.77	12.27
Adjusted return on tangible equity(1)(2)	(A+Q)/H	16.03	12.57
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	56.92	62.00
Net interest margin, fully taxable equivalent(2)	(B+P)/E	3.54	3.17

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$1,044	$717
Franchise taxes included in non-interest expense	(O)	146	131
Tax equivalent adjustment for net interest margin	(P)	554	568
Intangible amortization	(Q)	582	233
(1)	Assumes a marginal tax rate of 24.65% in the first quarter of 2026 and 24.26% in the first quarter of 2025.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by dividing adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue on a fully taxable equivalent basis.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposit accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable-rate assets and incorporated in the model. Investment securities and borrowings with option provisions are examined on an individual basis in each rate environment to estimate the likelihood of exercise. Prepayment assumptions for mortgage loans are calibrated using specific Bank experience while mortgage-backed securities are developed from industry standard models of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions.

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

As of March 31, 2026, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended March 31, 2026 and 2025:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
At March 31, 2026
-200	$(8,991)	(5.5)%	$(21,936)	(12.8)%
-100	(4,791)	(2.9)	(10,759)	(6.3)
+100	4,971	3.0	9,910	5.8
+200	9,375	5.7	19,187	11.2
At March 31, 2025
-200	$(7,070)	(5.6)%	$(16,840)	(12.2)%
-100	(3,827)	(3.0)	(8,265)	(6.0)
+100	2,736	2.2	6,405	4.6
+200	5,375	4.3	12,364	9.0

Assuming short-term and long-term interest rates decline 200 basis points from current levels (i.e., a parallel yield curve shift) over the next twelve months and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will deteriorate over the one-year horizon while deteriorating further from that level over the two-year horizon.

Assuming short-term and long-term interest rates increase 200 basis points from current levels (i.e., a parallel yield curve shift) over the next twelve months and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will improve over the one-year horizon while improving further from that level over the two-year horizon.

As compared to March 31, 2025, asset sensitivity in year one is higher in up rate scenarios but slightly lower in down rate scenarios, while in year two, sensitives are higher in both up and down rate scenarios.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; the impact of interest rate changes, caps or floors on adjustable-rate assets; the potential effect of changing debt service levels on customers with adjustable-rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s Senior Executive Team and Board of Directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

ITEM 4.           CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures.

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: May 5, 2026	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2026		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)