Form 10-Q
period 2026-06-30
BAR HARBOR BANKSHARES
filed 2026-08-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The registrant had 16,766,080 shares of common stock, par value $2.00 per share, outstanding as of August 3, 2026.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$46,270	$44,947
Interest-earning deposits with other banks	58,118	35,890
Total cash and cash equivalents	104,388	80,837
Securities:
Available-for-sale debt securities	601,772	597,424
Less: Allowance for credit losses on available-for-sale debt securities	—	—
Net securities	601,772	597,424
Federal Home Loan Bank stock	13,423	11,308
Loans held for sale	10,203	5,283
Total loans held for investment	3,614,180	3,605,859
Less: Allowance for credit losses	(32,231)	(34,052)
Net loans held for investment	3,581,949	3,571,807
Premises and equipment, net	61,170	58,188
Other real estate owned	8,170	—
Goodwill	141,819	141,819
Other intangible assets	15,242	16,407
Cash surrender value of bank-owned life insurance	88,728	96,250
Deferred tax assets, net	28,859	29,926
Other assets	86,779	74,642
Total assets	$4,742,502	$4,683,891

Liabilities
Deposits:
Non-interest bearing demand	$678,081	$670,786
Interest-bearing demand	1,141,043	1,137,730
Savings	635,316	635,329
Money market	481,815	464,843
Time	917,694	912,594
Total deposits	3,853,949	3,821,282
Borrowings:
Senior	227,541	216,818
Subordinated	53,620	52,825
Total borrowings	281,161	269,643
Other liabilities	57,840	60,425
Total liabilities	4,192,950	4,151,350

Shareholders’ equity
Capital stock, par value $2.00; authorized 30,000,000 shares; issued 17,734,817 shares; outstanding 16,753,831 shares and 16,702,063 shares at June 30, 2026 and December 31, 2025, respectively	35,470	35,470
Additional paid-in capital	234,878	233,335
Retained earnings	331,997	314,372
Accumulated other comprehensive loss	(37,056)	(35,409)
Less: 980,986 and 1,032,754 shares of treasury stock, at cost, at June 30, 2026 and December 31, 2025, respectively	(15,737)	(15,227)
Total shareholders’ equity	549,552	532,541
Total liabilities and shareholders’ equity	$4,742,502	$4,683,891

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share data)	2026	2025	2026	2025
Interest and dividend income
Loans	$49,151	$42,726	$97,809	$84,530
Securities and other	6,319	5,474	12,523	10,757
Federal Home Loan Bank stock	183	212	338	349
Interest-earning deposits with other banks	253	276	486	590
Total interest and dividend income	55,906	48,688	111,156	96,226
Interest expense
Deposits	14,638	15,511	29,527	31,023
Borrowings	3,349	3,282	6,838	6,301
Total interest expense	17,987	18,793	36,365	37,324
Net interest income	37,919	29,895	74,791	58,902
Provision for credit losses on available-for-sale debt securities	—	—	—	636
Provision for credit losses on loans	1,250	528	1,555	471
Net interest income after provision for credit losses	36,669	29,367	73,236	57,795

Non-interest income
Trust and investment management fee income	4,577	4,263	8,692	8,179
Customer service fees	4,715	3,589	8,817	7,114
Loss on available-for-sale debt securities, net	(25)	(4,942)	(1,033)	(4,942)
Mortgage banking income	741	605	1,423	1,061
Bank-owned life insurance income	1,417	602	3,404	1,216
Customer derivative income	76	104	405	316
Other income	231	425	438	620
Total non-interest income	11,732	4,646	22,146	13,564

Non-interest expense
Salaries and employee benefits	16,833	14,274	32,606	28,007
Occupancy and equipment	4,292	3,546	8,328	6,871
Depreciation	1,088	1,023	2,222	2,072
Loss on premises and equipment, net	—	3	134	93
Outside services	528	457	992	939
Professional services	388	514	737	1,106
Communication	211	194	459	360
Marketing	570	682	1,175	1,200
Amortization of intangible assets	582	233	1,164	466
FDIC assessment	537	464	1,114	920
Acquisition, conversion and other expenses	(36)	1,205	1,419	1,444
Provision (credit) for unfunded commitments	(650)	—	(876)	(74)
Other expenses	4,839	3,943	9,535	7,785
Total non-interest expense	29,182	26,538	59,009	51,189

Income before income taxes	19,219	7,475	36,373	20,170
Income tax expense	3,998	1,383	7,615	3,867
Net income	$15,221	$6,092	$28,758	$16,303

Earnings per share:
Basic	$0.91	$0.40	$1.72	$1.06
Diluted	0.91	0.40	$1.71	$1.06
Weighted average common shares outstanding:
Basic	16,751	15,321	16,740	15,312
Diluted	16,808	15,372	16,806	15,382

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$15,221	$6,092	$28,758	$16,303
Other comprehensive (loss) income, before tax:
Changes in unrealized (loss) gain on available-for-sale debt securities	728	1,128	(3,271)	6,193
Changes in unrealized (loss) gain on hedging derivatives	1,424	(1,105)	1,013	(3,059)
Changes in unrealized gain (loss) on pension	—	—	—	—

Income taxes related to other comprehensive (income) loss:
Changes in unrealized loss (gain) on available-for-sale debt securities	(176)	(271)	841	(1,154)
Changes in unrealized loss (gain) on hedging derivatives	(346)	263	(230)	747
Changes in unrealized loss (gain) on pension	—	—	—	—
Total other comprehensive (loss) income	1,630	15	(1,647)	2,727
Total comprehensive income	$16,851	$6,107	$27,111	$19,030

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	loss	stock	Total
Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428

Net income	—	—	10,211	—	—	10,211
Other comprehensive income	—	—	—	2,712	—	2,712
Cash dividends declared ($0.30 per share)	—	—	(4,620)	—	—	(4,620)
Net issuance (37,439 shares) to employee stock plans, including related tax effects	—	(167)	—	—	240	73
Reclassification of shares	(88)	(171)	—	—	259	—
Recognition of stock based compensation	—	507	—	—	—	507
Balance at March 31, 2025	$32,769	$194,776	$303,448	$(48,824)	$(14,858)	$467,311

Net income	—	—	6,092	—	—	6,092
Other comprehensive income	—	—	—	15	—	15
Cash dividends declared ($0.32 per share)	—	—	(5,040)	—	—	(5,040)
Net issuance (4,541 shares) to employee stock plans, including related tax effects	—	323	—	—	(540)	(217)
Recognition of stock based compensation	—	699	—	—	—	699
Balance at June 30, 2025	$32,769	$195,798	$304,500	$(48,809)	$(15,398)	$468,860

Balance at December 31, 2025	$35,470	$233,335	$314,372	$(35,409)	$(15,227)	$532,541
Net income	—	—	13,537	—	—	13,537
Other comprehensive loss	—	—	—	(3,277)	—	(3,277)
Cash dividends declared ($0.32 per share)	—	—	(5,404)	—	—	(5,404)
Net issuance (40,041 shares) to employee stock plans, including related tax effects	—	(490)	—	—	205	(285)
Recognition of stock based compensation	—	825	—	—	—	825
Balance at March 31, 2026	$35,470	$233,670	$322,505	$(38,686)	$(15,022)	$537,937

Net income	—	—	15,221	—	—	15,221
Other comprehensive income	—	—	—	1,630	—	1,630
Cash dividends declared ($0.34 per share)	—	—	(5,729)	—	—	(5,729)
Net issuance (11,727 shares) to employee stock plans, including related tax effects	—	(75)	—	—	(715)	(790)
Recognition of stock based compensation	—	1,283	—	—	—	1,283
Balance at June 30, 2026	$35,470	$234,878	$331,997	$(37,056)	$(15,737)	$549,552

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$28,758	$16,303
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	1,555	471
Provision for credit losses on available-for-sale debt securities	—	636
Net (accretion) amortization of securities	(841)	406
Change in unamortized net loan costs and premiums	(67)	167
Premises and equipment depreciation	2,222	2,072
Stock-based compensation expense	2,108	1,206
Accretion of purchase accounting entries, net	(2,126)	—
Amortization of other intangibles	1,164	466
Income from cash surrender value of bank-owned life insurance policies	(3,404)	(1,216)
Loss (gain) on available-for-sale debt securities	1,033	4,942
Decrease (increase) right-of-use lease assets	733	(819)
(Decrease) increase in lease liabilities	(683)	858
(Gain) loss and other expenses on other real estate owned	273	—
Loss on premises and equipment, net	134	93
Originations of loans held for sale	(47,338)	(22,880)
Proceeds from loans held for sale	42,828	21,366
Net change in other assets and liabilities	4,056	(9,483)
Net cash provided by operating activities	30,405	14,588

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale debt securities	44,341	41,656
Proceeds from sales of available-for-sale debt securities	970	—
Purchases of available-for-sale debt securities	(52,594)	(52,559)
Purchase of loans held for investment	(12,035)	—
Net change in loans	(19,378)	(6,065)
Purchase of Federal Home Loan Bank stock	(14,262)	(8,583)
Proceeds from redemption of Federal Home Loan Bank stock	12,147	8,125
Purchase of premises and equipment	(5,639)	(3,533)
Proceeds from death benefit of bank-owned life insurance policy	8,420	—
Net cash used in investing activities	(38,030)	(20,959)

Cash flows from financing activities:
Net change in deposits	32,667	24,300
Net change in short-term borrowings	10,717	6,465
Repayments of long-term borrowings	—	(5)
Net issuance to employee stock plans	(1,075)	144
Cash dividends paid on common stock	(11,133)	(9,660)
Net cash provided by financing activities	31,176	21,244

Net change in cash and cash equivalents	23,551	14,873
Cash and cash equivalents at beginning of year	80,837	72,162
Cash and cash equivalents at end of period	$104,388	$87,035

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Interest paid	$38,682	$37,915
Income taxes paid, net	9,473	7,054
Transfer of non-cash assets	—	1,000
Transfer from loans held for sale to held for investment	1,100	—
Non-cash transfer between loans and other assets	14,436	—
Non-cash transfer between other assets and cash surrender value of bank-owned life insurance	1,773	—
Transfer from loans to other real estate owned	8,170	—

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

Recent Accounting Pronouncements

The following provides a brief description of recently issued accounting pronouncements that have yet to be adopted by the Company:

Standard	Description	Required Date of Adoption	Effect on financial statements
ASU 2025-12 Codification Improvements

This Update is part of the Board’s ongoing effort to address technical corrections, clarifications, and minor improvements across the FASB Accounting Standards Codification. These improvements refine the application of existing guidance, resolve inconsistencies, and improve the usability of the Codification without introducing significant changes to accounting practice or requiring substantial implementation effort. The amendments are not expected to significantly affect current practice. However, updates will be reviewed for any potential effects on accounting policies or disclosure processes.

		Annual periods beginning after December 15, 2026 and interim periods within those reporting periods	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.
ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements

The amendments in this Update are intended to improve the navigability and clarity of interim reporting requirements under Topic 270. The Update clarifies when Topic 270 applies, adds a comprehensive list of required interim disclosures, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual period that have a material impact on the entity. The Update does not expand or reduce overall interim disclosure requirements but instead compiles and organizes them to improve consistency and comparability. The guidance also clarifies form and content expectations for interim financial statements, including the use of condensed statements, and aligns GAAP with prior SEC requirements regarding material events.

		Interim periods beginning after December 15, 2027	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.
ASU 2025-09 Derivatives and Hedging (Topic 815): Hedging Accounting Improvements

The amendments in this Update enhance and clarify several aspects of hedge accounting to better align financial reporting with the economics of an entity’s risk management activities. The guidance addresses key areas including similar risk assessments for groups of forecasted transactions, hedging of forecasted interest payments on “choose your rate” debt instruments, hedging of nonfinancial forecasted transactions, use of net written options as hedging instruments, and the treatment of foreign currency denominated debt in certain dual hedging strategies. The amendments allow a broader set of forecasted transactions to qualify for hedge accounting by focusing on “similar risk exposure” rather than requiring identical risk characteristics. Entities must evaluate this criterion at hedge inception and on an ongoing basis, using qualitative assessments where appropriate.

		Annual periods beginning after December 15, 2026	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.
ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)

The amendments in this Update apply to all entities that enter into non exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The amendments in this Update exclude from derivative accounting non exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments.

		Annual periods beginning after December 15, 2026 and interim periods within those reporting periods	We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

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

As of June 30, 2026, the acquisition accounting remains provisional primarily with respect to the valuation of loans, identifiable intangible assets, deposits, and certain assumed liabilities. The measurement period will not exceed one year from the acquisition date. No measurement-period adjustments were recognized during the three months ended June 30, 2026.

Included in acquisition, conversion and other expenses on the Consolidated Statements of Income were acquisition and integration related costs, expensed as incurred, totaling $93 thousand and $1.2 million for the three months ended June 30, 2026 and 2025, respectively.   For the six months ended June 30, 2026 and 2025, direct acquisition and integration related costs totaled $1.4 million respectively and are recorded in acquisition, conversion and other expenses on the Consolidated Statements of Income.

The following provides the unaudited pro forma results of operations for the three months ended June 30, 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of Guaranty into our Condensed Consolidated Statements of Income, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income. For the three months ended June 30, 2025 total revenue would have been $41.9 million and net income would have been $6.8 million.  For the six months ended June 30, 2025 total revenue would have been $86.4 million and net income would have been $14.2 million.

NOTE 3.           SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale debt securities (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2026
Debt securities:
Obligations of US Government-sponsored enterprises	$780	$—	$(22)	$758
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	279,508	1,491	(23,499)	257,500
US Government agency	169,062	141	(11,786)	157,417
Private label	10,299	—	(735)	9,564
Obligations of states and political subdivisions thereof	119,613	2	(14,294)	105,321
Corporate bonds	72,895	331	(2,014)	71,212
Total available-for-sale debt securities	$652,157	$1,965	$(52,350)	$601,772

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1,113	$1	$(12)	$1,102
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	268,976	2,734	(22,168)	249,542
US Government agency	163,369	347	(9,816)	153,900
Private label	11,793	—	(794)	10,999
Obligations of states and political subdivisions thereof	120,447	4	(15,912)	104,539
Corporate bonds	79,255	233	(2,146)	77,342
Total available-for-sale debt securities	$644,953	$3,319	$(50,848)	$597,424

Included in mortgage-backed securities and collateralized mortgage obligations are securities backed by residential and commercial loans. As of June 30, 2026, securities backed by commercial mortgages had an amortized cost of $84.6 million and a fair value of $76.1 million and securities backed by residential mortgages had an amortized cost of $374.2 million and a fair value of $348.3 million. As of December 31, 2025, securities backed by commercial mortgages had an amortized cost of $85.5 million and a fair value of $78.2 million and securities backed by residential mortgages had an amortized cost of $358.6 million and a fair value of $336.2 million.

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

The Company has one previously identified nonaccrual corporate bond with a carrying value of $1.3 million as of June 30, 2026 and $2.2 million as of December 31, 2025.

The table below presents a rollforward for the three and six months ended June 30, 2026 and 2025 of the allowance for credit losses on available-for-sale debt securities held at period end:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Beginning Balance	$—	$1,204	$—	$568
Provision for credit losses on available-for-sale debt securities	—	—	—	636
Charge-offs	—	(1,204)	—	(1,204)
Ending Balance	$—	$—	$—	$—

The amortized cost and estimated fair value of available-for-sale debt securities segregated by contractual maturity at June 30, 2026 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$6,081	$5,997
Over 1 year to 5 years	28,070	27,734
Over 5 years to 10 years	41,166	39,531
Over 10 years	117,971	104,029
Total bonds and obligations	193,288	177,291
Mortgage-backed securities and collateralized mortgage obligations	458,869	424,481
Total available-for-sale debt securities	$652,157	$601,772

The proceeds from sales, calls and maturities of available-for-sale debt securities, gross realized gains and losses for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales	$970	$—	$970	$—
Proceeds from calls/paydowns	21,025	13,321	40,341	41,656
Proceeds from maturities	4,000	—	4,000	—
Gross realized gains	—	—	—	—
Gross realized losses	(25)	—	(25)	—
Gross impairment losses	—	(4,393)	(896)	(4,393)

Accrued interest receivable on available-for-sale debt securities totaled $3.3 million at June 30, 2026 and $3.2 million at December 31, 2025, which is reported in other assets on the consolidated balance sheets.

The following tables summarize available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2026
Debt securities:
Obligations of US Government-sponsored enterprises	$9	$516	$13	$242	$22	$758
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	482	37,248	23,017	140,341	23,499	177,589
US Government agency	980	51,491	10,806	94,528	11,786	146,019
Private label	1	1,998	734	7,552	735	9,550
Obligations of states and political subdivisions thereof	38	4,778	14,256	94,322	14,294	99,100
Corporate bonds	210	14,290	1,804	37,196	2,014	51,486
Total available-for-sale debt securities	$1,720	$110,321	$50,630	$374,181	$52,350	$484,502

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$—	$12	$413	$12	$413
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	7	1,241	22,161	150,629	22,168	151,870
US Government agency	970	39,343	8,846	72,849	9,816	112,192
Private label	1	2,000	793	8,984	794	10,984
Obligations of states and political subdivisions thereof	—	—	15,912	97,856	15,912	97,856
Corporate bonds	82	6,911	2,064	53,936	2,146	60,847
Total available-for-sale debt securities	$1,060	$49,495	$49,788	$384,667	$50,848	$434,162

The following summarizes, by investment security type, the impact of performing securities in an unrealized loss position at June 30, 2026:

Obligations of US Government-sponsored enterprises

6 out of the total 6 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 2.79% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government-sponsored enterprises

413 out of the total 504 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 11.69% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

142 out of the total 167 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 7.47% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

13 of the total 14 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 7.15% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Obligations of states and political subdivisions thereof

51 of the total 64 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 12.61% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

18 out of the total 30 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 3.76% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization. For the securities in an unrealized loss position, the decline in fair value is attributable to changes in interest rates, not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All but the one corporate bond discussed above are performing.

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of June 30, 2026, prior to this recovery.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the months ended June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$12,265	$10,726	$16,204	$14,475
Securities pledged for repurchase agreements	14,183	12,163	15,110	13,207
Securities pledged for borrowings (1)	28,518	28,090	14,831	14,515
Total securities pledged	$54,966	$50,979	$46,145	$42,197

(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston (the “Reserve Bank”).

NOTE 4.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	June 30,	December 31,
(in thousands)	2026	2025
Commercial construction	$248,821	$213,779
Commercial real estate owner occupied	352,692	385,843
Commercial real estate non-owner occupied	1,432,262	1,450,597
Municipal and other	36,798	43,106
Commercial and industrial	360,268	315,370
Residential real estate	1,050,059	1,068,413
Home equity	120,612	114,484
Consumer other	12,668	14,267
Total loans	3,614,180	3,605,859
Allowance for credit losses	32,231	34,052
Net loans	$3,581,949	$3,571,807

Total unamortized net costs and premiums included in loan totals were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Net unamortized loan origination costs	$1,996	$1,929
Net unamortized fair value discount on acquired loans	(33,214)	(36,739)
Total	$(31,218)	$(34,810)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $12.4 million and $11.5 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended June 30, 2026
	Balance at
	Beginning of			Acquired PSL	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans	(Credit)	End of Period
Commercial construction	$4,328	$—	$—	$—	$549	$4,877
Commercial real estate owner occupied	3,627	—	—	—	(168)	3,459
Commercial real estate non-owner occupied	13,809	(3,283)	—	—	986	11,512
Municipal and other	111	—	—	—	(16)	95
Commercial and industrial	5,549	(32)	17	—	195	5,729
Residential real estate	5,972	(52)	31	72	(383)	5,640
Home equity	777	—	7	—	(6)	778
Consumer other	142	(96)	2	—	93	141
Total	$34,315	$(3,463)	$57	$72	$1,250	$32,231

	At or for the Six Months Ended June 30, 2026
	Balance at
	Beginning of			Acquired PSL	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans	(Credit)	End of Period
Commercial construction	$4,371	$—	$—	$—	$506	$4,877
Commercial real estate owner occupied	4,045	—	—	—	(586)	3,459
Commercial real estate non-owner occupied	12,837	(3,283)	—	—	1,958	11,512
Municipal and other	119	—	—	—	(24)	95
Commercial and industrial	5,378	(32)	52	—	331	5,729
Residential real estate	6,350	(55)	42	72	(769)	5,640
Home equity	814	(9)	9	—	(36)	778
Consumer other	138	(181)	9	—	175	141
Total	$34,052	$(3,560)	$112	$72	$1,555	$32,231

	At or for the Three Months Ended June 30, 2025
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$2,065	$—	$—	$(33)	$2,032
Commercial real estate owner occupied	2,830	—	—	(7)	2,823
Commercial real estate non-owner occupied	10,923	—	—	57	10,980
Municipal and other	112	—	—	(2)	110
Commercial and industrial	5,414	(205)	1	454	5,664
Residential real estate	6,447	—	6	(47)	6,406
Home equity	744	—	2	40	786
Consumer other	79	(61)	—	66	84
Total	$28,614	$(266)	$9	$528	$28,885

	At or for the Six Months Ended June 30, 2025
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$2,096	$—	$—	$(64)	$2,032
Commercial real estate owner occupied	2,794	—	—	29	2,823
Commercial real estate non-owner occupied	11,104	—	—	(124)	10,980
Municipal and other	128	—	—	(18)	110
Commercial and industrial	5,064	(244)	3	841	5,664
Residential real estate	6,732	—	10	(336)	6,406
Home equity	741	—	7	38	786
Consumer other	85	(106)	—	105	84
Total	$28,744	$(350)	$20	$471	$28,885

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

The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended June 30,
(in thousands)	2026	2025
Beginning Balance	$3,619	$2,975
Provision (credit) for credit losses	(650)	—
Ending Balance	$2,969	$2,975

	Six Months Ended June 30,
(in thousands)	2026	2025
Beginning Balance	$3,845	$3,049
Provision for credit losses	(876)	(74)
Ending Balance	$2,969	$2,975

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of June 30, 2026:

(in thousands)	2026	2025	2024	2023	2022	Prior	Total
Commercial construction
Risk rating:
Pass	$2,699	$108,130	$61,436	$49,238	$22,327	$4,839	$248,669
Special mention	—	—	—	—	—	124	124
Substandard	—	—	—	—	—	28	28
Total	$2,699	$108,130	$61,436	$49,238	$22,327	$4,991	$248,821
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$16,653	$42,332	$37,254	$40,309	$71,749	$126,827	$335,124
Special mention	—	—	—	865	585	14,484	15,934
Substandard	—	—	—	—	—	1,583	1,583
Doubtful	—	—	—	—	—	51	51
Total	$16,653	$42,332	$37,254	$41,174	$72,334	$142,945	$352,692
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$101,487	$239,307	$74,320	$56,603	$326,973	$515,372	$1,314,062
Special mention	—	—	26,531	397	32,753	34,643	94,324
Substandard	—	—	—	7,532	—	16,344	23,876
Doubtful	—	—	—	—	—	—	—
Total	$101,487	$239,307	$100,851	$64,532	$359,726	$566,359	$1,432,262
Current period gross write-offs	—	—	—	—	—	3,283	3,283

Municipal and other
Risk rating:
Pass	$2,091	$2,794	$2,662	$4,299	$5,693	$19,259	$36,798
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$2,091	$2,794	$2,662	$4,299	$5,693	$19,259	$36,798
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$45,423	$42,063	$67,368	$47,548	$42,640	$98,807	$343,849
Special mention	176	10,031	82	810	758	1,088	12,945
Substandard	—	67	517	61	335	2,250	3,230
Doubtful	—	—	—	—	85	159	244
Total	$45,599	$52,161	$67,967	$48,419	$43,818	$102,304	$360,268
Current period gross write-offs	—	—	20	—	12	—	32

Residential real estate
Performing	$41,281	$44,675	$40,044	$70,866	$200,240	$644,448	$1,041,554
Nonperforming	—	—	93	1,233	1,850	5,329	8,505
Total	$41,281	$44,675	$40,137	$72,099	$202,090	$649,777	$1,050,059
Current period gross write-offs	—	—	—	—	2	53	55

Home equity
Performing	$8,152	$23,322	$21,893	$14,976	$11,848	$39,323	$119,514
Nonperforming	—	20	—	94	218	766	1,098
Total	$8,152	$23,342	$21,893	$15,070	$12,066	$40,089	$120,612
Current period gross write-offs	—	—	—	—	—	9	9

Consumer other
Performing	$3,486	$3,903	$1,888	$1,903	$463	$923	$12,566
Nonperforming	—	46	19	37	—	—	102
Total	$3,486	$3,949	$1,907	$1,940	$463	$923	$12,668
Current period gross write-offs	—	29	27	11	1	113	181

Total Loans	$221,448	$516,690	$334,107	$296,771	$718,517	$1,526,647	$3,614,180

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2025:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Commercial construction
Risk rating:
Pass	$62,267	$62,422	$43,824	$22,609	$2,373	$5,819	$199,314
Special mention	—	14,434	—	—	—	—	14,434
Substandard	—	—	—	—	—	31	31
Total	$62,267	$76,856	$43,824	$22,609	$2,373	$5,850	$213,779
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$60,013	$37,785	$47,601	$74,993	$31,512	$115,774	$367,678
Special mention	—	—	878	596	13,377	1,329	16,180
Substandard	—	—	—	—	—	1,895	1,895
Doubtful	—	—	—	—	—	90	90
Total	$60,013	$37,785	$48,479	$75,589	$44,889	$119,088	$385,843
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$234,960	$78,781	$56,134	$329,779	$188,810	$420,958	$1,309,422
Special mention	—	25,392	—	32,650	21,930	25,313	105,285
Substandard	—	—	7,596	—	—	28,294	35,890
Doubtful	—	—	—	—	—	—	—
Total	$234,960	$104,173	$63,730	$362,429	$210,740	$474,565	$1,450,597
Current period gross write-offs	—	—	—	—	—	—	—

Municipal and other
Risk rating:
Pass	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$54,711	$67,007	$45,202	$41,687	$9,046	$88,496	$306,149
Special mention	127	104	1,366	1,766	431	1,108	4,902
Substandard	70	581	56	395	395	2,576	4,073
Doubtful	—	—	—	85	5	156	246
Total	$54,908	$67,692	$46,624	$43,933	$9,877	$92,336	$315,370
Current period gross write-offs	—	86	—	—	25	626	737

Residential real estate
Performing	$45,303	$47,589	$76,856	$211,153	$187,848	$491,752	$1,060,501
Nonperforming	—	—	1,279	1,289	1,229	4,115	7,912
Total	$45,303	$47,589	$78,135	$212,442	$189,077	$495,867	$1,068,413
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$20,279	$22,933	$15,121	$12,304	$6,672	$35,992	$113,301
Nonperforming	—	—	99	227	89	768	1,183
Total	$20,279	$22,933	$15,220	$12,531	$6,761	$36,760	$114,484
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$6,764	$2,538	$2,848	$971	$328	$742	$14,191
Nonperforming	46	11	17	—	—	2	76
Total	$6,810	$2,549	$2,865	$971	$328	$744	$14,267
Current period gross write-offs	—	26	27	16	4	211	284

Total Loans	$492,364	$362,429	$303,506	$736,534	$464,963	$1,246,063	$3,605,859

Past Dues

The following is a summary of past due loans for the periods ended:

	June 30, 2026
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$28	$—	$28	$248,793	$248,821
Commercial real estate owner occupied	123	—	—	123	352,569	352,692
Commercial real estate non-owner occupied	—	175	110	285	1,431,977	1,432,262
Municipal and other	—	—	—	—	36,798	36,798
Commercial and industrial	451	53	610	1,114	359,154	360,268
Residential real estate	1,182	2,585	3,679	7,446	1,042,613	1,050,059
Home equity	109	165	490	764	119,848	120,612
Consumer other	48	25	62	135	12,533	12,668
Total	$1,913	$3,031	$4,951	$9,895	$3,604,285	$3,614,180

	December 31, 2025
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$162	$—	$—	$162	$213,617	$213,779
Commercial real estate owner occupied	641	—	723	1,364	384,479	385,843
Commercial real estate non-owner occupied	—	—	122	122	1,450,475	1,450,597
Municipal and other	—	—	—	—	43,106	43,106
Commercial and industrial	899	26	893	1,818	313,552	315,370
Residential real estate	9,162	1,190	4,640	14,992	1,053,421	1,068,413
Home equity	876	549	476	1,901	112,583	114,484
Consumer other	33	45	51	129	14,138	14,267
Total	$11,773	$1,810	$6,905	$20,488	$3,585,371	$3,605,859

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	June 30, 2026
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$28	$—	$—
Commercial real estate owner occupied	517	—	—
Commercial real estate non-owner occupied	164	—	—
Municipal and other	—	—	—
Commercial and industrial	1,003	2	—
Residential real estate	8,505	949	—
Home equity	1,098	1	—
Consumer other	102	1	—
Total	$11,417	$953	$—

	December 31, 2025
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$31	$—	$—
Commercial real estate owner occupied	829	237	—
Commercial real estate non-owner occupied	184	—	—
Municipal and other	—	—	—
Commercial and industrial	1,371	141	—
Residential real estate	7,912	1,044	—
Home equity	1,183	1	—
Consumer other	76	4	—
Total	$11,586	$1,427	$—

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and six months ended June 30, 2026 and 2025.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	June 30, 2026		December 31, 2025
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	360	—	378	—
Commercial real estate non-owner occupied	1,956	—	1,985	—
Municipal and other	—	—	—	—
Commercial and industrial	—	1,665	—	2,410
Residential real estate	1,563	—	318	—
Home equity	120	—	119	—
Consumer other	—	—	—	—
Total	$3,999	$1,665	$2,800	$2,410

Loan Modifications to Borrowers Experiencing Financial Difficulty

Modifications to borrowers experiencing financial difficulty typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by class and by type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Only Payments	% of Total Class of Loans
Three Months Ended June 30, 2026
Commercial construction	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	133	0.04
Commercial real estate non-owner occupied	—	—	—	—
Municipal and other	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$133	0.00%

Six Months Ended June 30, 2026
Commercial construction	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	133	0.04
Commercial real estate non-owner occupied	—	—	—	—
Municipal and other	—	—	—	—
Commercial and industrial	32	67	—	0.03
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$32	$67	$133	0.01%

(in thousands)	Payment Delay	Term Extension	Interest Only Payments	% of Total Class of Loans
Three Months Ended June 30, 2025
Commercial construction	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Municipal and other	—	—	—	—
Commercial and industrial	—	38	—	0.01
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$38	$—	0.01%

Six Months Ended June 30, 2025
Commercial construction	$—	$—	$—	—%
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Municipal and other	—	—	—	—
Commercial and industrial	—	321	—	0.10
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$321	$—	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2026
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	—	—
Municipal and other	—	—	—
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Six Months Ended June 30, 2026
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

As of  June 30, 2026 the Bank had no loans that were modified during the current period that defaulted within 12 months of the modification date.

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

The following tables presents the unpaid principal balance and carrying amount of PCD loans. The balances do not include an allowance for credit losses which was $745 thousand as of June 30, 2026 and $751 thousand as of December 31, 2025.

	June 30, 2026		December 31, 2025
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate owner occupied	$1,052	$985	$1,103	$1,032
Commercial real estate non-owner occupied	4,563	4,320	4,632	4,359
Commercial and industrial	1,651	1,625	2,139	2,104
Residential real estate	1,265	1,181	1,306	1,221
Home equity	504	497	506	479
Consumer other	40	39	40	39
Total	$9,075	$8,647	$9,726	$9,234

The following table presents a reconciliation of acquired Guaranty PCD loans between their purchase price and par value at the time of the acquisition:

(in thousands)
Fair value of PCD loans at acquisition	$8,887
Non-credit related discount	713
Allowance for credit losses on PCD loans	1,622
Par value of PCD loans at acquisition	$11,222

Foreclosure

There were $1.2 million of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of June 30, 2026. Residential mortgage loans collateralized by real estate that were in the process of foreclosure as of December 31, 2025 totaled $171 thousand.

Mortgage Banking

Loans Held for Sale

Loans held for sale at June 30, 2026 had an unpaid principal balance of $10.1 million and $5.2 million as of December 31, 2025.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $17.9 million at June 30, 2026, and $5.2 million at December 31, 2025. Refer to Note 9 for further discussion of forward sale commitments.

Loans Sold

For the three months ended June 30, 2026 and 2025, we sold $26.2 million and $11.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $151 thousand and $275 thousand, respectively.

For the six months ended June 30, 2026 and 2025, we sold $42.8 million and $21.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $386 thousand and $449 thousand, respectively.

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

NOTE 5.               BORROWED FUNDS

Borrowed funds at June 30, 2026 and December 31, 2025 are summarized, as follows:

	June 30, 2026		December 31, 2025
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$142,000	3.85%	$130,000	3.90%
Other borrowings	3,520	0.28	4,802	0.17
Total short-term borrowings	145,520	3.76	134,802	3.77
Long-term borrowings
Advances from the FHLB	82,021	4.14	82,016	2.81
Subordinated borrowings	53,620	8.84	52,825	11.31
Total long-term borrowings	135,641	6.00	134,841	6.14
Total	$281,161	4.87%	$269,643	4.93%

Short-term debt includes FHLB advances with an original term of one year or less. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2026 and December 31, 2025. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Reserve Bank. At June 30, 2026, our available secured line of credit at the Reserve Bank was $105.6 million versus $94.0 million at December 31, 2025. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of June 30, 2026 and December 31, 2025. There was no outstanding balance on the line of credit as of June 30, 2026 and December 31, 2025.

Long-term FHLB advances consist of advances with an original term of more than one year. The advances outstanding at June 30, 2026 include callable advances of $80.0 million, non-callable advances of $1.0 million and amortizing advances of $997 thousand. There were $80.0 million of callable advances outstanding, non-callable advances of $1.0 million and $1.0 million of amortizing advances at December 31, 2025. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of June 30, 2026 is, as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2026	$142,000	3.85%
2027	56,024	4.21
2028	25,000	4.05
2029	—	—
2030	—	—
Thereafter	997	2.81
Total FHLB advances	$224,021	3.96%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.0 billion and $740.7 million of loans under a blanket lien arrangement as of June 30, 2026 and December 31, 2025, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company had unused borrowing capacity of $521.9 million at June 30, 2026, compared to $259.1 million at December 31, 2025.

At months ended June 30, 2026 and December 31, 2025, subordinated borrowings was as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
NHTB Capital Trust II Variable Debentures	$10,310	$—	$10,310	$—
NHTB Capital Trust III Fixed Debentures	10,310	—	10,310	—
Subordinated Notes due 2029	20,000	—	20,000	—
Subordinated Notes due 2031	13,000	—	13,000	(795)
Total	$53,620	$—	$53,620	$(795)

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “2029 Notes”) to accredited investors on November 26, 2019. The 2029 Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the 2029 Notes, in whole or in part upon prior approval of the Board of Governors of the Federal Reserve System (“Federal Reserve”). During 2024, we paid down $20.0 million of the outstanding subordinated notes. As of June 30, 2026, we have an outstanding subordinated note balance under the 2029 Notes of $20.0 million.

We also have $20.6 million in floating Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by NHTB Capital Trust II Variable (“Trust II”) and NHTB Capital Trust III Fixed (“Trust III”), which are both Connecticut statutory trusts. The Debentures issued on March 30, 2004 now carry a variable interest rate of three-month SOFR plus 2.79%, and mature in 2034. The Debentures are callable by the Company at the time when any interest payment is made. Trust II and Trust III are considered variable interest entities for which we are not the primary beneficiary. Accordingly, Trust II and Trust III are not consolidated into our financial statements.

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

(in thousands)	June 30, 2026	December 31, 2025
Customer Repurchase Agreements
US Government-sponsored enterprises	$3,520	$4,802
Total	$3,520	$4,802

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	June 30, 2026	December 31, 2025
Time less than $100	$403,596	$384,042
Time $100 through $250	289,938	298,447
Time $250 or more	224,160	230,105
Total	$917,694	$912,594

At June 30, 2026 and December 31, 2025, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	June 30, 2026	December 31, 2025
Within 1 year	$891,601	$876,348
Over 1 year to 2 years	16,433	25,438
Over 2 years to 3 years	4,314	4,933
Over 3 years to 4 years	2,706	2,845
Over 4 years to 5 years	2,597	3,001
Over 5 years	43	29
Total	$917,694	$912,594

Included in time deposits are brokered deposits of $167.4 million and $151.6 million at June 30, 2026 and December 31, 2025, respectively.  Also included in time deposits are reciprocal deposits of $81.9 million and $88.7 million at June 30, 2026 and December 31, 2025, respectively.

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

At June 30, 2026, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The actual and required capital ratios are, as follows:

	June 30, 2026
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$507,021	13.52%	$300,001	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	429,547	11.45	168,750	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	450,167	12.00	225,001	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	450,167	9.92	181,557	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$510,070	13.64%	$299,183	8.00%		$373,979	10.00%
Common equity Tier 1 capital to risk-weighted assets	475,616	12.72	168,291	4.50		243,087	6.50
Tier 1 capital to risk-weighted assets	475,616	12.72	224,388	6.00		299,184	8.00
Tier 1 capital to average assets (leverage ratio)	475,616	10.49	181,408	4.00		226,760	5.00

	December 31, 2025
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$491,619	13.18%	$298,331	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	409,725	10.99	167,812	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	430,345	11.54	223,752	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	430,345	9.45	182,147	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$486,568	13.08%	$297,675	8.00%		$372,093	10.00%
Common equity Tier 1 capital to risk-weighted assets	450,294	12.10	167,443	4.50		241,861	6.50
Tier 1 capital to risk-weighted assets	450,294	12.10	223,257	6.00		297,676	8.00
Tier 1 capital to average assets (leverage ratio)	450,294	9.90	181,970	4.00		227,463	5.00

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities, net of reclassifications	$(44,976)	$(41,705)
Net unrealized loss on hedging derivatives	(2,772)	(3,785)
Net unrealized loss on post-retirement plans	(1,288)	(1,288)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities, net of reclassifications	10,948	10,107
Net unrealized loss on hedging derivatives	674	904
Net unrealized loss on post-retirement plans	358	358
Accumulated other comprehensive loss	$(37,056)	$(35,409)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2026
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$703	$(170)	$533
Less: reclassification adjustment for gains (losses) realized in net income	(25)	6	(19)
Net unrealized gain (loss) on AFS securities	728	(176)	552

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	1,424	(346)	1,078
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	1,424	(346)	1,078

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$2,152	$(522)	$1,630

Three Months Ended June 30, 2025
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$(868)	$213	$(655)
Less: reclassification adjustment for gains (losses) realized in net income	(1,996)	484	(1,512)
Net unrealized gain (loss) on AFS securities	1,128	(271)	857

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,105)	263	(842)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(1,105)	263	(842)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$23	$(8)	$15

(in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2026
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$(3,296)	$847	$(2,449)
Less: reclassification adjustment for gains (losses) realized in net income	(25)	6	(19)
Net unrealized gain (loss) on AFS securities	(3,271)	841	(2,430)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	1,013	(230)	783
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gain (loss) on hedging derivatives	1,013	(230)	783

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$(2,258)	$611	$(1,647)

Six Months Ended June 30, 2025
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$2,993	$(378)	$2,615
Less: reclassification adjustment for gains (losses) realized in net income	(3,200)	776	(2,424)
Net unrealized gain (loss) on AFS securities	6,193	(1,154)	5,039

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(3,059)	747	(2,312)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(3,059)	747	(2,312)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$3,134	$(407)	$2,727

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and six months ended June 30, 2026 and 2025:

	Net unrealized	Net unrealized	Net unrealized
	gain (loss)	gain (loss)	loss
	on AFS	on hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended June 30, 2026
Balance at beginning of period	$(34,580)	$(3,176)	$(930)	$(38,686)
Other comprehensive gain (loss) before reclassifications	533	1,078	—	1,611
Less: amounts reclassified from accumulated other comprehensive income	(19)	—	—	(19)
Total other comprehensive income (loss)	552	1,078	—	1,630
Balance at end of period	$(34,028)	$(2,098)	$(930)	$(37,056)

Three Months Ended June 30, 2025
Balance at beginning of period	$(43,559)	$(4,052)	$(1,213)	$(48,824)
Other comprehensive gain (loss) before reclassifications	(655)	(842)	—	(1,497)
Less: amounts reclassified from accumulated other comprehensive income	(1,512)	—	—	(1,512)
Total other comprehensive income (loss)	857	(842)	—	15
Balance at end of period	$(42,702)	$(4,894)	$(1,213)	$(48,809)

Six Months Ended June 30, 2026
Balance at beginning of period	$(31,598)	$(2,881)	$(930)	$(35,409)
Other comprehensive gain (loss) before reclassifications	(2,449)	783	—	(1,666)
Less: amounts reclassified from accumulated other comprehensive income	(19)	—	—	(19)
Total other comprehensive income (loss)	(2,430)	783	—	(1,647)
Balance at end of period	$(34,028)	$(2,098)	$(930)	$(37,056)

Six Months Ended June 30, 2025
Balance at beginning of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)
Other comprehensive gain (loss) before reclassifications	2,615	(2,312)	—	303
Less: amounts reclassified from accumulated other comprehensive income	(2,424)	—	—	(2,424)
Total other comprehensive income (loss)	5,039	(2,312)	—	2,727
Balance at end of period	$(42,702)	$(4,894)	$(1,213)	$(48,809)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item where
(in thousands)	2026	2025	2026	2025	Net Income is Presented
Net realized (losses) gains on AFS securities:
Before tax	$(25)	$(1,996)	$(25)	$(3,200)	Non-interest income
Tax effect	6	484	6	776	Tax expense
Total reclassifications for the period	$(19)	$(1,512)	$(19)	$(2,424)

NOTE 8.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2026	2025	2026	2025
Net income	$15,221	$6,092	$28,758	$16,303

Average number of basic common shares outstanding(1)	16,750,996	15,320,665	16,739,703	15,312,202
Plus: dilutive effect of stock options and awards outstanding	57,478	51,536	65,913	69,864
Average number of diluted common shares outstanding(2)	16,808,474	15,372,201	16,805,616	15,382,066

Earnings per share:
Basic	$0.91	$0.40	$1.72	$1.06
Diluted	0.91	0.40	1.71	1.06
(1)	In the third quarter of 2025, the Company issued 1,350,464 shares of common stock in consideration for the acquisition of Guaranty.
(2)	Average diluted shares outstanding are computed using the treasury stock method.

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

Information about derivative assets and liabilities at June 30, 2026 and December 31, 2025, follows:

	June 30, 2026
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	—	—	—	Other liabilities
Total cash flow hedges	—		—

Fair value hedges:
Interest rate swap on securities	37,190	3.1	2,637	Other assets
Total fair value hedges	37,190		2,637

Economic hedges:
Forward sale commitments	17,855	—	(34)	Other liabilities
Customer Loan Swaps-MNA Counterparty	392,397	4.6	(9,416)	Other liabilities
Customer Loan Swaps-RPA Counterparty	193,324	4.0	(675)	Other liabilities
Customer Loan Swaps-MNA Customer	392,397	4.6	9,416	Other assets
Customer Loan Swaps-RPA Customer	193,324	4.0	675	Other liabilities
Total economic hedges	1,189,297		(34)

Non-hedging derivatives:
Interest rate lock commitments	14,174	0.1	282	Other assets
Total non-hedging derivatives	14,174		282

Total	$1,240,661		$2,885

	December 31, 2025
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	50,000	0.2	(336)	Other liabilities
Total cash flow hedges	50,000		(336)

Fair value hedges:
Interest rate swap on securities	37,190	3.6	2,374	Other assets
Total fair value hedges	37,190		2,374

Economic hedges:
Forward sale commitments	5,248	—	(14)	Other liabilities
Customer Loan Swaps-MNA Counterparty	358,846	4.8	(4,264)	Other liabilities
Customer Loan Swaps-RPA Counterparty	195,546	4.5	(2,070)	Other liabilities
Customer Loan Swaps-MNA Customer	358,846	4.8	4,264	Other assets
Customer Loan Swaps-RPA Customer	195,546	4.5	2,070	Other liabilities
Total economic hedges	1,114,032		(14)

Non-hedging derivatives:
Interest rate lock commitments	2,698	0.1	98	Other assets
Total non-hedging derivatives	2,698		98

Total	$1,203,920		$2,122

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
June 30, 2026
Interest rate swap on securities	Securities available for sale	$31,781	$(5,409)

December 31, 2025
Interest rate swap on securities	Securities available for sale	$31,366	$(5,824)

Information about derivative assets and liabilities for the three and six months ended June 30, 2026 and 2025, follows:

	Three Months Ended June 30, 2026
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$—
Interest rate swap on variable rate loans	—	Interest income	—	Interest income	—
Total cash flow hedges	—		—		—

Fair value hedges:
Interest rate swap on securities	1,078	Interest income	—	Interest income	210
Total fair value hedges	1,078		—		210

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(62)
Total economic hedges	—		—		(62)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	134
Total non-hedging derivatives	—		—		134

Total	$1,078		$—		$282

	Three Months Ended June 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(12)	Interest expense	$—	Interest expense	$17
Interest rate swap on variable rate loans	285	Interest income	—	Interest income	(459)
Total cash flow hedges	273		—		(442)

Fair value hedges:
Interest rate swap on securities	(1,115)	Interest income	—	Interest income	278
Total fair value hedges	(1,115)		—		278

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(46)
Total economic hedges	—		—		(46)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	124
Total non-hedging derivatives	—		—		124

Total	$(842)		$—		$(86)

	Six Months Ended June 30, 2026
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$—
Interest rate swap on variable rate loans	254	Interest income	—	Interest income	(339)
Total cash flow hedges	254		—		(339)

Fair value hedges:
Interest rate swap on securities	529	Interest income	—	Interest income	420
Total fair value hedges	529		—		420

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(20)
Total economic hedges	—		—		(20)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	184
Total non-hedging derivatives	—		—		184

Total	$783		$—		$245

	Six Months Ended June 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(200)	Interest expense	$—	Interest expense	$269
Interest rate swap on variable rate loans	656	Interest income	—	Interest income	(914)
Total cash flow hedges	456		—		(645)

Fair value hedges:
Interest rate swap on securities	(2,768)	Interest income	—	Interest income	552
Total fair value hedges	(2,768)		—		552

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(67)
Total economic hedges	—		—		(67)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	153
Total non-hedging derivatives	—		—		153

Total	$(2,312)		$—		$(7)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$49,151	$6,319	$14,638	$3,349	$11,732

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	—	—
Interest rate swap on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	210	—	—	—

	Three Months Ended June 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$42,726	$5,474	$15,511	$3,282	$4,646

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	17	—
Interest rate swap on variable rate loans	(459)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	278	—	—	—

	Six Months Ended June 30, 2026
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$97,809	$12,523	$29,527	$6,838	$22,146

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	—	—
Interest rate swap on variable rate loans	(339)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	420	—	—	—

	Six Months Ended June 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$84,530	$10,757	$31,023	$6,301	$13,564

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	269	—
Interest rate swap on variable rate loans	(914)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	552	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for three and six months ended June 30, 2026 and 2025 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	in Non-interest Income	2026	2025	2026	2025
Economic hedges:
Forward commitments	Mortgage banking income	$(62)	$(46)	$(20)	$(67)

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	134	124	184	153

Cash flow hedges

Interest rate swaps on wholesale funding

As of June 30, 2026, we have no remaining interest rate swaps on wholesale borrowings.

Interest rate swap on variable rate loans

As of June 30, 2026, we have no remaining interest rate swaps on loans. The $50 million loan swap we entered into in March 2021 matured effective March 2026.

Fair value hedges

Interest rate swap on securities

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. We utilize interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to SOFR based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.  The fixed rates on the transactions have a weighted average rate of 1.70%.

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

The below tables describe the potential effect of master netting arrangements on the Consolidated Balance Sheets and the financial collateral pledged for these arrangements:

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of June 30, 2026
Customer Loan Derivatives:
RPA counterparty	(675)	675	—	—
Total	$(675)	$675	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2025
Customer Loan Derivatives:
RPA counterparty	(2,070)	2,070	—	—
Total	$(2,070)	$2,070	$—	$—

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

NOTE 10.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$758	$—	$758
Mortgage-backed securities:
US Government-sponsored enterprises	—	257,500	—	257,500
US Government agency	—	157,417	—	157,417
Private label	—	9,564	—	9,564
Obligations of states and political subdivisions thereof	—	105,321	—	105,321
Corporate bonds	—	69,883	1,329	71,212
Loans held for sale	—	10,203	—	10,203
Derivative assets	—	12,728	282	13,010
Derivative liabilities	—	(10,091)	(34)	(10,125)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$1,102	$—	$1,102
Mortgage-backed securities:
US Government-sponsored enterprises	—	249,542	—	249,542
US Government agency	—	153,900	—	153,900
Private label	—	10,999	—	10,999
Obligations of states and political subdivisions thereof	—	104,539	—	104,539
Corporate bonds	—	75,139	2,203	77,342
Loans held for sale	—	5,283	—	5,283
Derivative assets	—	8,708	98	8,806
Derivative liabilities	—	(6,670)	(14)	(6,684)

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

Corporate Bonds

At June 30, 2026, the Company held one corporate bond investment classified as available-for-sale for which the fair value was determined using unobservable inputs, resulting in a Level 3 classification under the fair value hierarchy. During the quarter ended June 30, 2025, management identified a change in the estimated future cash flows associated with this security. As a result, the Company recognized an impairment loss of $4.4 million and charged off an allowance for credit losses of $1.2 million. In the third quarter 2025, the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million as of September 30, 2025. In the first quarter of 2026, the Company wrote down an additional $874 thousand resulting in a fair value of $1.3 million. These losses were recorded in net gain (loss) on available-for-sale debt securities in the consolidated statements of income. There was no activity during the second quarter of 2026.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025:

	Assets (Liabilities)
	Interest Rate Lock	Forward	Corporate
(in thousands)	Commitments	Commitments	Bond
Three Months Ended June 30, 2026
Balance at beginning of period	$148	$28	$1,329
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	134	(62)	—
Balance at end of period	$282	$(34)	$1,329

Three Months Ended June 30, 2025
Balance at beginning of period	$114	$(8)	$—
Transfer into level 3 at the end of the period	—	—	2,403
Realized gain (loss) recognized in non-interest income	124	(46)	—
Balance at end of period	$238	$(54)	$2,403

Six Months Ended June 30, 2026
Balance at beginning of period	$98	$(14)	$2,203
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	184	(20)	(874)
Balance at end of period	$282	$(34)	$1,329

Six Months Ended June 30, 2025
Balance at beginning of period	$85	$13	$—
Transfer into level 3 at the end of the period	—	—	2,403
Realized gain (loss) recognized in non-interest income	153	(67)	—
Balance at end of period	$238	$(54)	$2,403

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	June 30,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2026	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$282	Pull-through Rate Analysis	Closing Ratio	93%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(34)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$97.8 to $101.9

Corporate bond	1,329	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $1,329
			Loss Severity	83%
Total	$1,577

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2025	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$98	Pull-through Rate Analysis	Closing Ratio	96%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(14)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.7 to $103.4

Corporate bond	2,203	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $2,203
			Loss Severity	65%
Total	$2,287

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

			Fair Value
			Measurement Date as of
	June 30, 2026	Dec 31, 2025	June 30, 2026
	Level 3	Level 3	Level 3
(in thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated loans	$4,145	$5,091	June 2026
Capitalized servicing rights	7,683	6,832	June 2026
Other real estate owned	8,170	—	June 2026
Premises held for sale	285	—	June 2026
Total	$20,283	$11,923

There are no liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025.

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

Other real estate owned (“OREO”)

OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales cost. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. As of June 30, 2026, the Company maintained a bank-owned commercial real estate property with a fair value of $8.2 million. During the quarter there was an associated charge-off of $3.3 million at the time of the transfer into other real estate owned and related expenses of $273 thousand. As of December 31, 2025, the Company had no bank-owned real estate property.

Premises held for sale

Assets held for sale, identified as part of our strategic review and branch optimization exercise, were transferred from premises and equipment at the lower of amortized cost or fair value less the estimated sales cost. Assets held for sale fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets follows:

(in thousands, except ratios)	Fair Value June 30, 2026	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$360	Fair value of collateral-appraised value	Loss severity	43% to 60%
			Appraised value	$250 to $975
Commercial Real Estate Non-Owner Occupied	1,956	Fair value of collateral-appraised value	Loss severity	20% to 40%
			Appraised value	$1,700 to $1,775
Commercial and Industrial	1,665	Fair value of collateral-appraised value	Loss severity	15% to 80%
			Appraised value	$212 to $1,057
Residential Real Estate	164	Fair value of collateral-appraised value	Loss severity	25%
			Appraised value	$240

Capitalized servicing rights	7,683	Discounted cash flow	Constant prepayment rate	7.08%
			Discount rate	9.62%

Other real estate owned	8,170	Fair value of collateral less selling costs	Appraised value	8,600

Premises held for sale	285	Fair value of asset less selling costs	Appraised value	$299
			Selling Costs	5%
Total	$20,283

(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$378	Fair value of collateral-appraised value	Loss severity	33% to 60%
			Appraised value	$250 to $975
Commercial Real Estate Non-Owner Occupied	1,985	Fair value of collateral-appraised value	Loss severity	20% to 40%
			Appraised value	$1,700 to $1,775
Commercial and Industrial	2,410	Fair value of collateral-appraised value	Loss severity	5% to 80%
			Appraised value	$212 to $1,112
Residential Real Estate	318	Fair value of collateral-appraised value	Loss severity	20%
			Appraised value	$240

Capitalized servicing rights	6,832	Discounted cash flow	Constant prepayment rate	8.97%
			Discount rate	9.62%
Total	$11,923
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended June 30, 2026 and December 31, 2025.

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

	June 30, 2026
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$104,388	$104,388	$104,388	$—	$—
Available-for-sale debt securities	601,772	601,772	—	600,443	1,329
FHLB stock	13,423	n/a	n/a	n/a	n/a
Loans held for sale	10,203	10,203	—	10,203	—
Net loans	3,581,949	3,525,617	—	—	3,525,617
Accrued interest receivable	16,050	16,050	25	3,603	12,422
Derivative assets	13,010	13,010	—	12,728	282

Financial Liabilities
Non-maturity deposits	$2,936,255	$2,742,147	$—	$2,742,147	$—
Time deposits	917,694	913,713	—	913,713	—
Securities sold under agreements to repurchase	3,520	3,520	—	3,520	—
FHLB advances	224,021	224,015	—	224,015	—
Subordinated borrowings	53,620	49,872	—	49,872	—
Accrued interest payable	3,905	3,905	—	3,905	—
Derivative liabilities	10,125	10,125	—	10,091	34

	December 31, 2025
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$80,837	$80,837	$80,837	$—	$—
Available-for-sale debt securities	597,424	597,424	—	595,221	2,203
FHLB stock	11,308	n/a	n/a	n/a	n/a
Loans held for sale	5,283	5,283	—	5,283	—
Net loans	3,571,807	3,505,278	—	—	3,505,278
Accrued interest receivable	15,047	15,047	13	3,496	11,538
Derivative assets	8,806	8,806	—	8,708	98

Financial Liabilities
Non-maturity deposits	$2,908,688	$2,740,925	$—	$2,740,925	$—
Time deposits	912,594	910,213	—	910,213	—
Securities sold under agreements to repurchase	4,801	4,801	—	4,801	—
FHLB advances	212,016	211,988	—	211,756	232
Subordinated borrowings	52,825	49,746	—	49,746	—
Accrued interest payable	6,256	6,256	—	6,256	—
Derivative liabilities	6,684	6,684	—	6,670	14

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Non-interest income within the scope of ASC 606:
Trust management fees	$4,132	$3,865	$7,808	$7,324
Financial services fees	445	398	885	855
Interchange fees	2,028	1,850	3,939	3,771
Customer deposit fees	1,887	1,470	3,643	2,847
Other customer service fees	805	269	1,246	496
Total non-interest income within the scope of ASC 606	9,297	7,852	17,521	15,293
Total non-interest income not within the scope of ASC 606	2,435	(3,206)	4,625	(1,729)
Total non-interest income	$11,732	$4,646	$22,146	$13,564

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Timing of Revenue Recognition
Products and services transferred at a point in time	$4,428	$3,813	$8,584	$7,622
Products and services transferred over time	4,869	4,039	8,937	7,671
Total	$9,297	$7,852	$17,521	$15,293

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	June 30, 2026	December 31, 2025
Balances from contracts with customers only:
Other Assets	$1,692	$1,541
Other Liabilities	3,129	3,340

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

NOTE 12.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill as of June 30, 2026 and December 31, 2025  is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Balance at beginning of period	$141,819	$119,477
Acquisition (1)	—	22,342
Balance at end of period	$141,819	$141,819

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $22.3 million in goodwill. Refer to Note 2 for further details.

The components of other intangible assets as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits) (1)	$22,691	$(8,037)	$14,654
Customer list and other intangibles	2,120	(1,532)	588
Total	$24,811	$(9,569)	$15,242

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $14.0 million in CDI assets that will amortize over a ten-year period.

	December 31, 2025
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$22,691	$(6,969)	$15,722
Customer list and other intangibles	2,120	(1,435)	685
Total	$24,811	$(8,404)	$16,407

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles for the three months ended June 30, 2026 and 2025 were $582 thousand and $233 thousand, respectively. Amortization expenses related to intangibles for the six months ended June 30, 2026 and 2025 were $1.2 million and $466 thousand, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining at June 30, 2026 is as follows:

Other Intangible
(in thousands)	Assets
2026	$1,165
2027	2,330
2028	2,357
2029	1,583
2030	1,398
2031 and thereafter	6,409
Total	$15,242

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

The following table presents the consolidated balance sheets classification of the ROU assets and lease liabilities:

(in thousands)	Classification	June 30, 2026	December 31, 2025
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,518	$9,251
Lease Liabilities
Operating lease liabilities	Other liabilities	9,307	9,990

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

The following table presents the weighted average lease term and discount rate of the leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	10.89	10.94
Weighted-average discount rate
Operating leases	3.11%	3.15%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Lease Costs
Operating lease cost	$430	$424	$865	$799
Variable lease cost	40	28	238	240
Total lease cost	$470	$452	$1,103	$1,039

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	408	376	819	752
Right-of-use assets obtained in exchange for new operating lease obligations	346	309	693	622

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
June 30, 2027	$1,629
June 30, 2028	1,396
June 30, 2029	1,089
June 30, 2030	825
June 30, 2031	705
Thereafter	4,521
Total future minimum lease payments	10,165
Amounts representing interest	(858)
Present value of net future minimum lease payments	$9,307

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2026 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements", “Part I, Item 1.A. Risk Factors” in the Form 10-K, and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

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

QUARTERLY PERFORMANCE SUMMARY

Financial Highlights (quarter ended June 30, 2026, compared to the same period of 2025 unless otherwise stated)

●	$15.2 million net income compared to $6.1 million
●	$0.91 diluted earnings per share compared to $0.40
●	3.61% net interest margin compared to 3.23%
●	55.76% efficiency ratio compared to 62.10%
●	$4.7 billion in assets

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2026 AND DECEMBER 31, 2025

Cash and cash equivalents

Total cash and cash equivalents were $104.4 million at the end of the second quarter 2026, compared to $80.8 million at the end of the fourth quarter 2025. Interest-earning deposits with other banks increased to $58.1 million at the end of the second quarter 2026, compared to $35.9 million at the end of the fourth quarter 2025 and yielded 3.92% and 4.53%, respectively. The increase in cash balances was driven primarily by loan payoffs as well as end of quarter timing.

Available for Sale Debt Securities

Available-for-sale debt securities were $601.8 million compared to $597.4 million at the end of the fourth quarter 2025. The increase was driven by $52.6 million in purchases offset in part by $30.2 million in paydowns and $15.2 million in sales, calls and maturities. Net unrealized losses increased to $50.4 million at quarter-end compared to $47.5 million at the end of the fourth quarter 2025 due to the interest rate environment. The total unrealized losses include $5.4 million in unrealized losses on fair value hedged municipal securities.  The quarter-to-date weighted average yield of the securities portfolio was 4.06% compared to 4.03% at the end of the fourth quarter 2025. As of the second quarter 2026 and the fourth quarter 2025, the securities portfolio had an average life of 7.2 years and 7.1 years respectively, with an effective duration of 5.2 years for both periods. At the end of the second quarter 2026 all securities remain classified as available for sale.

Federal Home Loan Bank Stock

Federal Home Loan Bank  stock increased $2.1 million to $13.4 million at the end of the second quarter 2026 compared to $11.3 million at the end of the fourth quarter 2025 primarily driven by the increase in wholesale borrowings.

Loans Held for Sale

Loans held for sale were $10.2 million in the second quarter 2026 compared to $5.3 million in the fourth quarter 2025 as we originated $47.3 million in loans held for sale and sold $42.4 million in loans during the first and second quarter 2026.

Loans

Total loans increased $8.3 million to $3.6 billion in the second quarter 2026. Commercial real estate loans decreased $10.0 million primarily due to $130.6 million in maturities, payoffs and paydowns and was offset in part by originations of $120.6 million. Commercial and industrial loans increased $39.5 million and included $48.5 million of originations during the first two quarters of 2026. Residential real estate loans decreased $18.5 million to $983.3 million at the end of the second quarter 2026 compared to $1.0 billion at the end of the fourth quarter 2025,  primarily driven by increased prepayment activity. Consumer loans were $132.6 million at the end of the second quarter 2026 compared to $128.0 million at the end of the fourth quarter 2025 primarily driven by $10.6 million in originations during the period.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) on loans was $32.2 million at the end of the second quarter 2026 compared to $34.1 million at the end of the fourth quarter 2025. The change in the allowance was primarily driven by a $3.3 million charge-off related to a previously disclosed non-accruing relationship that was transferred into other real estate owned in the second quarter 2026. The loan was previously reserved for and the charge-offs recorded reflect the Company's best estimate of the property's fair value based on underlying appraisal and market information.

Other Assets

Premises and equipment increased in the first half of 2026 to $61.2 million compared to $58.2 million at the end of the fourth quarter 2025 driven by renovation projects. Other real estate owned was $8.2 million at the end of the second quarter 2026 due to the aforementioned non-accruing loan, there was no other real estate owned as of December 31, 2025. Bank owned life insurance decreased $7.5 million driven by death benefit payouts that occurred at the end of the first quarter 2026 as well as an additional death benefit that was recognized in the second quarter 2026. Other assets increased $12.1 million primarily due to a $5.2 million change in the fair value of customer loan swaps.

Deposits

Total deposits were $3.9 billion at the end of the second quarter 2026 compared to $3.8 billion at the end of the fourth quarter of 2025. The increase was driven primarily by $73.8 million in new customer non-maturity deposits. Non-interest bearing demand deposits increased $7.3 million, interest-bearing demand deposits increased $3.3 million, savings deposits remained flat at $635.3 million and money market deposits increased $17.0 million. The increase in money market deposits included $15.4 million in new accounts during 2026. Time deposits increased $5.1 million during the period primarily due to $6.5 million in new customer time deposits.

Borrowings

Total borrowings increased $11.5 million at the end of the second quarter 2026 to $281.2 million compared to $269.6 million in the fourth quarter 2025. The increase was driven by increased wholesale borrowings to fund loan originations. Included in total borrowings as of June 30, 2026 was a $20.0 million outstanding subordinated note balance under the 2029 Notes. On July 7, 2026 following receipt of Federal Reserve approval, we notified the holders of the 2029 Notes of our intent to fully redeem the 2029 Notes on September 1, 2026.

Equity

The Company's book value per share was $32.80 at the end of the second quarter 2026 compared to $31.88 at the end of the fourth quarter 2025.  Tangible book value per share (non-GAAP) was $23.43 at the end of the second quarter 2026, compared to $22.41 at the end of the fourth quarter 2025.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

Net Income

Second quarter 2026 GAAP net income was $15.2 million, or $0.91 per diluted share, and adjusted earnings (Non-GAAP) was $15.4 million, or $0.92 per diluted share, compared to GAAP net income of $6.1 million, or $0.40 per diluted share, and adjusted earnings (Non-GAAP) of $10.8 million or $0.70 per diluted share in the second quarter of 2025.

For the six months ended June 30, 2026, GAAP net income was $28.8 million, or $1.71 per diluted share, and adjusted earnings (Non-GAAP) was $30.2 million, or $1.79 per diluted share, compared to GAAP net income of $16.3 million, or $1.06 per diluted share, and adjusted earnings (Non-GAAP) of $21.2 million or $1.38 per diluted share for the six months ended June 30, 2025.

Interest and Dividend Income

Total interest and dividend income increased by 15% to $55.9 million in the second quarter 2026 compared to $48.7 million in the prior year. Yields on earning assets grew to 5.29% in the second quarter 2026 compared to 5.23% in the second quarter 2025. The increase is driven by the securities yield expansion of 20 basis points to 4.06% in the second quarter 2026 compared to 3.86% in the same period of 2025. The increase is primarily due to $115.6 million in acquired investments from the acquisition of Woodsville Guaranty Savings Bank (“Woodsville”). The loan yield increased in part due to the acquisition of $413.4 million in loans from Woodsville but also includes $48.1 million in organic growth. Residential loan yield expansion was the primary driver as the yield increased to 4.62% for the second quarter 2026 from 4.14% in the second quarter of 2025. Total loan yield growth was partially offset by a decrease in the commercial and industrial yield to 6.17% for the second quarter 2026 from 6.41% in the second quarter 2025 driven by the decrease in rates of adjustable-rate loans.

Total interest and dividend income increased by 16% to $111.2 million for the six months ended June 30, 2026 compared to $96.2 million in the prior year primarily driven by the same reasons noted for the quarter. Yields on earning assets grew to 5.28% for the six months ended June 30, 2026 compared to 5.19% for the same period of 2025. The yield on available-for-sale debt securities increased 22 basis points to 4.05% primarily due to the aforementioned Woodsville securities. The loan yield increased to 5.51% in the six months ended June 30, 2026 compared to 5.45% for the same period of 2025 as average loan balances grew $451.7 million year-over-year and also benefitted from $1.9 million in accretion.

Interest Expense

Total interest expense decreased $806 thousand in the second quarter 2026 compared to the second quarter 2025. Deposit costs were down $873 thousand year-over-year as the cost of interest-bearing deposits decreased to 1.88% in the second quarter 2026 from 2.28% in the same period of 2025.  Borrowing costs increased $67 thousand, or 2% year-over-year, driven by the subordinated debt acquired from Woodsville.

Total interest expense for the six months ended June 30, 2026 was $36.4 million compared to $37.3 million for the same period ended 2025 driven by a $1.5 million decrease in cost of interest-bearing deposits primarily driven by average brokered deposits which decreased $107.1 million year-over-year. Costs of borrowings increased in the first six months of 2026 to 5.33% from 4.75% in the same period of 2025.

Net Interest Margin

Net interest margin for the second quarter 2026 was 3.61% compared to 3.23% for the second quarter 2025. As loan balances grew year-over-year the yield on loans expanded 4 basis points to 5.52% compared to 5.48% in the same period of 2025. Interest-bearing deposit costs decreased year-over-year to 1.88% compared to 2.28% in the same period of 2025.

Net interest margin for the six months ended June 30, 2026 was 3.57% compared to 3.20% for the six months ended June 30, 2025.  As total average loan balances grew 14%, the yield on loans grew to 5.51% for the six months ended June 30,  2026, up from 5.45% in the same period for 2025.  Costs of interest-bearing deposits decreased year-over-year to 1.89% in 2026 from 2.30% in 2025. Total interest-bearing liabilities costs decreased in the first six months of 2026 to 2.16% from 2.52% in the same period of 2025.

Provision for Credit Losses

The provision for credit losses on loans in the second quarter 2026 was $1.3 million compared to $528 thousand in the same period of 2025. The provision for losses for the six months ended June 30, 2026 was $1.6 million compared to $471 thousand in the same period of 2025. The allowance for credit losses to total loans coverage ratio for the second quarter 2026 remains well-funded and was 0.89% compared to 0.92% in the second quarter 2025.

There was no provision for available-for-sale debt securities in the second quarter of 2026 and 2025 or for the six months ended June 30, 2026.  For the six months ended June 30, 2025 there was a provision of $636 thousand related to one corporate debt security.

Non-Interest Income

Non-interest income increased $7.1 million in the second quarter 2026 to $11.7 million compared to $4.6 million in the same quarter 2025. The increase was primarily driven by increases in customer service fees in the second quarter 2026 compared to the same period of 2025 and a loss on available-for-sale debt securities of $25 thousand compared to $4.9 million for the same period of 2025. Trust management fee income increased $314 thousand driven by the 12%, or $330.0 million, increase in assets under management compared to the same period of 2025.  Bank owned life insurance income increased $815 thousand in the second quarter of 2026 compared to the second quarter of 2025 primarily due to a death benefit during the quarter.

Non-interest income for the six months ended June 30, 2026 was $22.1 million compared to $13.6 million for the same period ended 2025 driven by the loss on available-for-sale debt security of $4.9 million in 2025 and the increase in bank owned life insurance income of $2.2 million in 2026 due to the payout and recognition of death benefits during the period.

Non-Interest Expense

Non-interest expenses increased $2.6 million to $29.2 million in the second quarter 2026 compared to $26.5 million in the second quarter 2025. The increase was driven by higher salaries and employee benefits costs of $16.8 million in the second quarter 2026 compared to $14.3 million in the second quarter 2025, as full-time equivalents increased to 530 as of June 30, 2026 from 455 as of June 30, 2025. Occupancy and equipment increased $746 thousand driven primarily by higher maintenance contract costs, as a result of the Woodsville acquisition. Amortization of intangible assets increased $349 thousand, reflecting incremental amortization associated with the Woodsville acquisition. Acquisition, conversion and other expenses decreased $1.2 million from the second quarter of 2025 as expenses related to the acquisition neared completion. Other expenses increased $896 thousand for the second quarter 2026 compared to the second quarter 2025 primarily due to expenses related to other real estate owned.

Non-interest expenses increased $7.8 million to $59.0 million for the six months ended June 30, 2026 compared to $51.2 million in the same period in 2025. The increases were primarily due to the $4.6 million increase in salary and employee benefits due to higher full time equivalents as discussed above. Occupancy and equipment expenses increased $1.5 million due to higher maintenance contracts as well as on-going renovation projects.

Income Tax Expense

Income tax expense was $4.0 million for the second quarter 2026 compared to $1.4 million for the second quarter of 2025. Our GAAP effective tax rate for the second quarter 2026 was 20.8% and 18.5% in the second quarter 2025. Income tax expense for the six months ended June 30, 2026 was $7.6 million compared to $3.9 million in the same period in 2025. The increase for both the quarter and the six months ended were driven by lower 2025 pre-tax income due to the loss on available-for-sale debt security.

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

As of June 30, 2026, available same-day liquidity totaled approximately $1.3 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of  June 30, 2026, we had unused borrowing capacity at the FHLB of $521.9 million, unused borrowing capacity at the Reserve Bank of $105.6 million and unused lines of credit totaling $41.0 million, in addition to $104.4 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at June 30, 2026 and December 31, 2025- Equity” for a discussion of shareholders’ equity together with Note 7 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $11.1 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

Our off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 – “Basis of Presentation - Recent Accounting Pronouncements” of the Consolidated Financial Statements in this Form 10-Q and Note 1 - “Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our  Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1—“Summary of Significant Accounting Policies” of the Consolidated Financial Statements to our Annual Report on Form 10-K. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K. There have been no significant changes in our application of critical accounting policies and estimates since December 31, 2025. Refer to Note 1 – “Basis of Presentation - Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q or prior SEC filings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
PER SHARE DATA
Net earnings, diluted	$0.91	$0.40	$1.71	$1.06
Adjusted earnings, diluted(1)	0.92	0.70	1.79	1.38
Total book value	32.80	30.60	32.80	30.60
Tangible book value per share(1)	23.43	22.58	23.43	22.58
Market price at period end	37.76	29.96	37.76	29.96
Dividends	0.34	0.32	0.66	0.62

PERFORMANCE RATIOS(2)
Return on assets	1.31%	0.60%	1.24%	0.81%
Adjusted return on assets(1)	1.33	1.06	1.30	1.05
Pre-tax, pre-provision return on assets	1.76	0.79	1.64	1.05
Adjusted pre-tax, pre-provision return on assets (1)	1.79	1.39	1.72	1.37
Return on equity	11.16	5.21	10.63	7.03
Adjusted return on equity(1)	11.30	9.19	11.15	9.14
Return on tangible equity	16.11	7.26	15.41	9.74
Adjusted return on tangible equity(1)	16.31	12.66	16.14	12.61
Net interest margin, fully taxable equivalent(1) (3)	3.61	3.23	3.57	3.20
Efficiency ratio(1)	55.76	62.10	56.33	62.05

FINANCIAL DATA (In millions)
Total assets	$4,743	$4,112	$4,743	$4,112
Total earning assets(4)	4,343	3,789	4,343	3,789
Total available-for-sale debt securities	602	529	602	529
Total loans	3,614	3,153	3,614	3,153
Total allowance for credit losses	32	29	32	29
Total goodwill and intangible assets	157	123	157	123
Total deposits	3,854	3,292	3,854	3,292
Total shareholders' equity	550	469	550	469
Net income	15	6	29	16
Adjusted income(1)	15	11	30	21

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries)(5)/average loans	0.37%	0.03%	0.19%	0.03%
Allowance for credit losses/total loans	0.89	0.92	0.89	0.92
Loans/deposits	94	96	94	96
Shareholders' equity to total assets	11.59	11.40	11.59	11.40
Tangible shareholders' equity to total tangible assets(1)	8.56	8.67	8.56	8.67
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and interest-bearing deposit with other banks. Securities are valued at amortized cost.
(5)	Current quarter annualized.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loans by collateral type and deposits and accompanying growth rates as of June 30, 2026 on an annualized basis:

LOAN ANALYSIS

							Annualized
							Growth %
	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Acquired WGSB	Jun 30,	Quarter	Year
(in thousands, except ratios)	2026	2026	2025	2025	Balances	2025	to Date	to Date
Commercial real estate	$1,988,695	$1,968,403	$1,998,603	$1,942,659	$117,832	$1,767,206	4%	(1)%
Commercial and industrial	433,371	417,657	393,851	405,759	25,651	400,908	15	20
Total commercial loans	2,422,066	2,386,060	2,392,454	2,348,418	143,483	2,168,114	6	2

Residential real estate	983,274	993,636	1,001,769	1,025,266	248,484	796,184	(4)	(4)
Consumer	132,570	127,681	128,029	126,345	16,215	111,036	15	7
Tax exempt and other	76,270	77,871	83,607	83,687	5,226	77,330	(8)	(18)
Total loans	$3,614,180	$3,585,248	$3,605,859	$3,583,716	$413,408	$3,152,664	3%	—%

DEPOSIT ANALYSIS

							Annualized
							Growth %
	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Acquired WGSB	Jun 30,	Quarter	Year
(in thousands, except ratios)	2026	2026	2025	2025	Balances	2025	to Date	to Date
Non-interest bearing demand	$678,081	$651,282	$670,786	$692,780	$89,274	$552,074	16%	2%
Interest-bearing demand	1,141,043	1,152,888	1,137,730	1,137,362	185,802	931,854	(4)	1
Savings	635,316	649,302	635,329	647,428	104,792	542,579	(9)	—
Money market	481,815	493,432	464,843	488,633	52,470	370,709	(9)	7
Total non-maturity deposits	2,936,255	2,946,904	2,908,688	2,966,203	432,338	2,397,216	(1)	2
Time	917,694	920,811	912,594	981,993	98,951	894,772	(1)	1
Total deposits	$3,853,949	$3,867,715	$3,821,282	$3,948,196	$531,289	$3,291,988	(1)%	2%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2026			2025
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$25,896	$253	3.92%	$23,643	$276	4.68%
Available-for-sale debt securities	647,755	6,549	4.06	591,462	5,699	3.86
FHLB stock	11,592	183	6.33	11,804	212	7.20
Loans:
Commercial real estate	1,975,080	28,158	5.72	1,766,720	25,358	5.76
Commercial and industrial	492,195	7,570	6.17	469,816	7,504	6.41
Residential	993,933	11,447	4.62	804,469	8,303	4.14
Consumer	130,890	2,302	7.05	109,023	1,896	6.98
Total loans (1)	3,592,098	49,477	5.52	3,150,028	43,061	5.48
Total earning assets	4,277,341	56,462	5.29%	3,776,937	49,248	5.23%
Cash and due from banks	37,089			29,861
Allowance for credit losses	(33,242)			(28,786)
Goodwill and other intangible assets	157,345			123,062
Other assets	215,460			169,540
Total assets	$4,653,993			$4,070,614

Liabilities
Interest-bearing demand	$1,119,195	$3,676	1.32%	$906,557	$3,246	1.44%
Savings	640,852	796	0.50	545,304	962	0.71
Money market	463,296	2,694	2.33	392,034	2,686	2.75
Time	902,363	7,472	3.32	883,491	8,617	3.91
Total interest bearing deposits	3,125,706	14,638	1.88	2,727,386	15,511	2.28
Borrowings	265,929	3,349	5.05	271,410	3,282	4.85
Total interest bearing liabilities	3,391,635	17,987	2.13%	2,998,796	18,793	2.51%
Non-interest bearing demand deposits	657,470			545,308
Other liabilities	57,702			57,268
Total liabilities	4,106,807			3,601,372

Total shareholders' equity	547,186			469,242

Total liabilities and shareholders' equity	$4,653,993			$4,070,614

Net interest spread			3.16%			2.72%
Net interest margin			3.61			3.23
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Six Months Ended June 30,
	2026			2025
	Average	Interest	Yield/	Average	Interest	Yield/
(in thousands, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$27,082	$486	3.62%	$26,759	590	4.45%
Available-for-sale debt securities(2)(3)	645,756	12,983	4.05	589,329	11,206	3.83
FHLB stock	11,333	338	6.01	11,691	349	6.02
Loans:
Commercial real estate	1,988,196	56,200	5.70	1,763,833	49,561	5.67
Commercial and industrial(3)	489,950	14,917	6.14	469,599	15,102	6.49
Residential	996,275	22,867	4.63	811,660	16,842	4.18
Consumer	129,406	4,475	6.97	106,989	3,705	6.98
Total loans (1)	3,603,827	98,459	5.51	3,152,081	85,210	5.45
Total earning assets	4,287,998	112,266	5.28%	3,779,860	97,355	5.19%
Cash and due from banks	36,780			30,242
Allowance for credit losses	(33,652)			(29,834)
Goodwill and other intangible assets	157,607			123,161
Other assets	216,060			171,553
Total assets	$4,664,793			$4,074,982

Liabilities
Interest-bearing demand	$1,121,297	$7,265	1.31%	$913,495	$6,424	1.42%
Savings	641,803	1,689	0.53	546,470	1,917	0.71
Money market	466,890	5,339	2.31	394,886	5,423	2.77
Time	912,437	15,234	3.37	870,296	17,259	4.00
Total interest bearing deposits	3,142,427	29,527	1.89	2,725,147	31,023	2.30
Borrowings	258,835	6,838	5.33	267,536	6,301	4.75
Total interest bearing liabilities	3,401,262	36,365	2.16%	2,992,683	37,324	2.52%
Non-interest bearing demand deposits	659,603			553,246
Other liabilities	58,523			61,182
Total liabilities	4,119,388			3,607,111

Total shareholders' equity	545,405			467,871

Total liabilities and shareholders' equity	$4,664,793			$4,074,982

Net interest spread			3.12%			2.67%
Net interest margin			3.57			3.20

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each of non-GAAP financial measures:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Calculations	2026	2025	2026	2025
Net income	(R)	$15,221	$6,092	$28,758	$16,303
Non-recurring items:
Loss (gain) on available-for-sale debt securities		25	4,942	25	4,942
Gain on sale of premises and equipment, net		—	3	134	93
(Gain) loss and other expenses on other real estate owned		273	—	273	—
Acquisition, conversion and other expenses		(36)	1,205	1,419	1,444
Income tax expense (1)		(65)	(1,492)	(456)	(1,572)
Total non-recurring items		197	4,658	1,395	4,907
Total adjusted income(2)	(A)	$15,418	$10,750	$30,153	$21,210

Net interest income	(B)	$37,919	$29,895	$74,791	$58,902
Plus: Non-interest income		11,732	4,646	22,146	13,564
Total Revenue		49,651	34,541	96,937	72,466
Loss (gain) on available-for-sale debt securities		25	4,942	25	4,942
Total adjusted revenue(2)	(C)	$49,676	$39,483	$96,962	$77,408

Total non-interest expense		$29,182	$26,538	$59,009	$51,189
Non-recurring expenses:
Gain on sale of premises and equipment, net		—	(3)	(134)	(93)
Gain (loss) and other expenses on other real estate owned		(273)	—	(273)	—
Acquisition, conversion and other expenses		36	(1,205)	(1,419)	(1,444)
Total non-recurring expenses		(237)	(1,208)	(1,826)	(1,537)
Adjusted non-interest expense(2)	(D)	$28,945	$25,330	$57,183	$49,652

Total revenue		49,651	34,541	96,937	72,466
Total non-interest expense		29,182	26,538	59,009	51,189
Pre-tax, pre-provision net revenue(2)	(S)	$20,469	$8,003	$37,928	$21,277

Adjusted revenue(2)		49,676	39,483	96,962	77,408
Adjusted non-interest expense(2)		28,945	25,330	57,183	49,652
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$20,731	$14,153	$39,779	$27,756

(in millions)
Average earning assets	(E)	$4,277	$3,777	$4,288	$3,780
Average assets	(F)	4,654	4,071	4,665	4,075
Average shareholders' equity	(G)	547	469	545	468
Average tangible shareholders' equity(2)(3)	(H)	390	346	388	345
Tangible shareholders' equity, period-end(2)(3)	(I)	392	346	392	346
Tangible assets, period-end(2)(3)	(J)	4,585	3,989	4,585	3,989

		Three Months Ended June 30,		Six Months Ended June 30,
	Calculations	2026	2025	2026	2025
(in thousands)
Common shares outstanding, period-end	(K)	16,754	15,322	16,754	15,322
Average diluted shares outstanding	(L)	16,808	15,372	16,806	15,382

Adjusted earnings per share, diluted(2)	(A/L)	$0.92	$0.70	$1.79	$1.38
Tangible book value per share, period-end(2)	(I/K)	23.43	22.58	23.43	22.58
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.56	8.67	8.56	8.67

Performance ratios(4)
Return on assets		1.31%	0.60	1.24%	0.81
Adjusted return on assets(2)	(A/F)	1.33	1.06	1.30	1.05
Pre-tax, pre-provision return on assets(2)	(S/F)	1.76	0.79	1.64	1.05
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.79	1.39	1.72	1.37
Return on equity		11.16	5.21	10.63	7.03
Adjusted return on equity(2)	(A/G)	11.30	9.19	11.15	9.14
Return on tangible equity (1) (2)	(R+Q)/H	16.11	7.26	15.41	9.74
Adjusted return on tangible equity(1)(2)	(A+Q)/H	16.31	12.66	16.14	12.61
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	55.76	62.10	56.33	62.05
Net interest margin, fully taxable equivalent(2)	(B+P)/E	3.61	3.23	3.57	3.20

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$905	$706	$1,949	$1,423
Franchise taxes included in non-interest expense	(O)	159	141	305	272
Tax equivalent adjustment for net interest margin	(P)	556	560	1,110	1,128
Intangible amortization	(Q)	582	233	1,164	466
(1)	Assumes a marginal tax rate of 24.65% in the first and second quarter of 2026 and 24.26% in the first and second quarter of 2025.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by dividing adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue on a fully taxable equivalent basis.

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

As of June 30, 2026, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended June 30, 2026 and 2025:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
As of June 30, 2026
-200	$(9,952)	(5.9)%	$(24,226)	(13.6)%
-100	(5,229)	(3.1)	(11,874)	(6.6)
+100	5,193	3.1	10,762	6.0
+200	9,761	5.8	21,070	11.8
As of June 30, 2025
-200	$(7,185)	(5.6)%	$(16,885)	(12.2)%
-100	(3,003)	(2.3)	(7,570)	(5.5)
+100	2,903	2.3	6,575	4.7
+200	5,711	4.4	12,735	9.2

Assuming short-term and long-term interest rates decline 200 basis points from current levels (i.e., a parallel yield curve shift) over the next twelve months and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income would deteriorate over the one year horizon while deteriorating further from that level over the two year horizon.

Assuming short-term and long-term interest rates increase 200 basis points from current levels (i.e., a parallel yield curve shift) over the next twelve months and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income would improve over the one year horizon while improving further from that level over the two year horizon.

As compared to June 30, 2025, asset sensitivity has increased in both year one and year two.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A.          RISK FACTORS

There were no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on  Form 10-K.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended June 30, 2026.

On April 21, 2026, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing approximately 837,000 shares. No shares were repurchased by the Company in the first six months of 2026 and the maximum number of shares that may be purchased under the plan is 837,000 shares.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: August 5, 2026	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2026		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)