Form 10-Q
period 2026-09-30
BAR HARBOR BANKSHARES
filed 2026-11-09
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

The registrant had 16,766,080 shares of common stock, par value $2.00 per share, outstanding as of November 5, 2026.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$37,039	$44,947
Interest-earning deposits with other banks	37,778	35,890
Total cash and cash equivalents	74,817	80,837
Securities:
Available-for-sale debt securities	581,297	597,424
Less: Allowance for credit losses on available-for-sale debt securities	—	—
Net securities	581,297	597,424
Federal Home Loan Bank stock	7,968	11,308
Loans held for sale	10,740	5,283
Total loans held for investment	3,613,632	3,605,859
Less: Allowance for credit losses	(31,761)	(34,052)
Net loans held for investment	3,581,871	3,571,807
Premises and equipment, net	61,407	58,188
Other real estate owned	7,146	—
Goodwill	141,819	141,819
Other intangible assets	14,659	16,407
Cash surrender value of bank-owned life insurance	89,420	96,250
Deferred tax assets, net	36,892	29,926
Other assets	95,828	74,642
Total assets	$4,703,864	$4,683,891

Liabilities
Deposits:
Non-interest bearing demand	$702,668	$670,786
Interest-bearing demand	1,248,282	1,137,730
Savings	642,937	635,329
Money market	489,193	464,843
Time	854,869	912,594
Total deposits	3,937,949	3,821,282
Borrowings:
Senior	123,798	216,818
Subordinated	33,620	52,825
Total borrowings	157,418	269,643
Other liabilities	72,888	60,425
Total liabilities	4,168,255	4,151,350

Shareholders’ equity
Capital stock, par value $2.00; authorized 30,000,000 shares; issued 17,734,817 shares; outstanding 16,766,080 shares and 16,702,063 shares at September 30, 2026 and December 31, 2025, respectively	35,470	35,470
Additional paid-in capital	235,507	233,335
Retained earnings	342,338	314,372
Accumulated other comprehensive loss	(62,018)	(35,409)
Less: 968,737 and 1,032,754 shares of treasury stock, at cost, at September 30, 2026 and December 31, 2025, respectively	(15,688)	(15,227)
Total shareholders’ equity	535,609	532,541
Total liabilities and shareholders’ equity	$4,703,864	$4,683,891

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2026	2025	2026	2025
Interest and dividend income
Loans	$51,111	$48,426	$148,920	$132,956
Securities and other	6,527	6,355	19,050	17,112
Federal Home Loan Bank stock	193	217	531	566
Interest-earning deposits with other banks	561	924	1,047	1,514
Total interest and dividend income	58,392	55,922	169,548	152,148
Interest expense
Deposits	15,103	16,419	44,630	47,442
Borrowings	2,578	2,544	9,416	8,845
Total interest expense	17,681	18,963	54,046	56,287
Net interest income	40,711	36,959	115,502	95,861
Provision for credit losses on available-for-sale debt securities	—	—	—	636
Provision (benefit) for credit losses on loans	(167)	3,749	1,388	4,220
Net interest income (benefit) after provision for credit losses	40,878	33,210	114,114	91,005

Non-interest income
Trust and investment management fee income	4,186	3,903	12,878	12,082
Customer service fees	4,566	4,311	13,383	11,425
Gain (loss) on available-for-sale debt securities, net	69	41	(964)	(4,901)
Mortgage banking income	766	423	2,189	1,484
Bank-owned life insurance income	693	665	4,097	1,881
Customer derivative income	484	962	889	1,278
Other income	83	262	521	882
Total non-interest income	10,847	10,567	32,993	24,131

Non-interest expense
Salaries and employee benefits	16,393	15,939	48,999	43,946
Occupancy and equipment	4,198	3,879	12,526	10,750
Depreciation	1,194	1,078	3,416	3,150
Loss (gain) on premises and equipment, net	47	(206)	181	(113)
Outside services	762	514	1,754	1,453
Professional services	503	296	1,240	1,402
Communication	207	246	666	606
Marketing	705	655	1,880	1,855
Amortization of intangible assets	582	466	1,746	932
FDIC assessment	528	462	1,642	1,382
Acquisition, conversion and other expenses	610	4,978	2,029	6,422
Provision (benefit) for unfunded commitments	180	145	(696)	71
Other expenses	5,458	4,287	14,993	12,072
Total non-interest expense	31,367	32,739	90,376	83,928

Income before income taxes	20,358	11,038	56,731	31,208
Income tax expense	4,269	2,183	11,884	6,050
Net income	$16,089	$8,855	$44,847	$25,158

Earnings per share:
Basic	$0.96	$0.55	$2.68	$1.61
Diluted	0.96	0.54	$2.67	$1.60
Weighted average common shares outstanding:
Basic	16,765	16,231	16,748	15,622
Diluted	16,828	16,284	16,814	15,685

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income	$16,089	$8,855	$44,847	$25,158
Other comprehensive (loss) income, before tax:
Changes in unrealized (loss) gain on available-for-sale debt securities	(27,889)	9,477	(31,160)	15,670
Changes in unrealized (loss) gain on hedging derivatives	(5,243)	1,852	(4,230)	(1,207)
Changes in unrealized gain (loss) on pension	141	—	141	—

Income taxes related to other comprehensive (income) loss:
Changes in unrealized loss (gain) on available-for-sale debt securities	6,787	(2,106)	7,628	(3,260)
Changes in unrealized loss (gain) on hedging derivatives	1,274	(439)	1,044	308
Changes in unrealized loss (gain) on pension	(32)	—	(32)	—
Total other comprehensive (loss) income	(24,962)	8,784	(26,609)	11,511
Total comprehensive (loss) income	$(8,873)	$17,639	$18,238	$36,669

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common	Additional		other
	stock	paid-in	Retained	comprehensive	Treasury
(in thousands, except per share data)	amount	capital	earnings	loss	stock	Total
Balance at December 31, 2024	$32,857	$194,607	$297,857	$(51,536)	$(15,357)	$458,428

Net income	—	—	16,303	—	—	16,303
Other comprehensive income	—	—	—	2,727	—	2,727
Cash dividends declared ($0.62 per share)	—	—	(9,660)	—	—	(9,660)
Net issuance (41,980 shares) to employee stock plans, including related tax effects	—	156	—	—	(300)	(144)
Reclassification of shares	(88)	(171)	—	—	259	—
Recognition of stock based compensation	—	1,206	—	—	—	1,206
Balance at June 30, 2025	$32,769	$195,798	$304,500	$(48,809)	$(15,398)	$468,860

Net income	—	—	8,855	—	—	8,855
Other comprehensive income	—	—	—	8,784	—	8,784
Cash dividends declared ($0.32 per share)	—	—	(5,369)	—	—	(5,369)
Common stock issued for acquisition of Guaranty Bancorp Inc. (Note 2)	2,701	36,516	—	—	—	39,217
Net issuance (16,346 shares) to employee stock plans, including related tax effects	—	(419)	—	—	95	(324)
Recognition of stock based compensation	—	932	—	—	—	932
Balance at September 30, 2025	$35,470	$232,827	$307,986	$(40,025)	$(15,303)	$520,955

Balance at December 31, 2025	$35,470	$233,335	$314,372	$(35,409)	$(15,227)	$532,541
Net income	—	—	28,758	—	—	28,758
Other comprehensive loss	—	—	—	(1,647)	—	(1,647)
Cash dividends declared ($0.66 per share)	—	—	(11,133)	—	—	(11,133)
Net issuance (51,768 shares) to employee stock plans, including related tax effects	—	(565)	—	—	(510)	(1,075)
Recognition of stock based compensation	—	2,108	—	—	—	2,108
Balance at June 30, 2026	$35,470	$234,878	$331,997	$(37,056)	$(15,737)	$549,552

Net income	—	—	16,089	—	—	16,089
Other comprehensive loss	—	—	—	(24,962)	—	(24,962)
Cash dividends declared ($0.34 per share)	—	—	(5,748)	—	—	(5,748)
Net issuance (12,249 shares) to employee stock plans, including related tax effects	—	(69)	—	—	49	(20)
Recognition of stock based compensation	—	698	—	—	—	698
Balance at September 30, 2026	$35,470	$235,507	$342,338	$(62,018)	$(15,688)	$535,609

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$44,847	$25,158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	1,388	4,220
Provision (benefit) for unfunded commitments	(696)	71
Provision for credit losses on available-for-sale debt securities	—	636
Net (accretion) amortization of securities	(1,260)	73
Change in unamortized net loan costs and premiums	(516)	61
Premises and equipment depreciation	3,416	3,150
Stock-based compensation expense	2,806	2,138
Accretion of purchase accounting entries, net	(3,679)	(1,526)
Amortization of other intangibles	1,746	932
Income from cash surrender value of bank-owned life insurance policies	(4,097)	(1,881)
Loss on available-for-sale debt securities	964	4,901
Decrease (increase) right-of-use lease assets	1,067	(145)
(Decrease) increase in lease liabilities	(998)	208
Loss and other expenses on other real estate owned	1,540	—
Loss (gain) on premises and equipment, net	181	(113)
Originations of loans held for sale	(83,974)	(38,015)
Proceeds from loans held for sale	81,384	33,705
Net change in other assets and liabilities	5,061	(2,452)
Net cash provided by operating activities	49,180	31,121

Cash flows from investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale debt securities	67,112	73,216
Proceeds from sales of available-for-sale debt securities	970	40,987
Purchases of available-for-sale debt securities	(83,851)	(67,687)
Purchase of loans held for investment	(12,035)	—
Net change in loans	(18,539)	(21,277)
Purchase of Federal Home Loan Bank stock	(14,614)	(8,977)
Proceeds from redemption of Federal Home Loan Bank stock	17,954	17,024
Purchase of premises and equipment	(7,145)	(4,633)
Proceeds from sale of premises and equipment	—	597
Proceeds from death benefit of bank-owned life insurance policy	9,285	—
Cash received from acquisitions, net	—	77,521
Net cash (used in) provided by investing activities	(40,863)	106,771

Cash flows from financing activities:
Net change in deposits	116,667	149,219
Net change in short-term borrowings	(85,528)	(192,097)
Repayments of long-term borrowings	(7,500)	(14,964)
Repayments of subordinated debt	(20,000)	—
Net issuance to employee stock plans	(1,095)	(469)
Cash dividends paid on common stock	(16,881)	(15,029)
Net cash provided by financing activities	(14,337)	(73,340)

Net change in cash and cash equivalents	(6,020)	64,552
Cash and cash equivalents at beginning of year	80,837	72,162
Cash and cash equivalents at end of period	$74,817	$136,714

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Interest paid	$56,650	$55,805
Income taxes paid, net	11,593	6,842
Transfer of non-cash assets	—	1,000
Transfer from loans held for sale to held for investment	1,100	—
Non-cash transfer between loans and other assets	14,436	—
Non-cash transfer between other assets and cash surrender value of bank-owned life insurance	908	—
Transfer from loans to other real estate owned	8,170	—
Assets acquired in acquisition of Guaranty Bancorp, Inc., excluding cash received	—	580,531
Liabilities assumed in acquisition of Guaranty Bancorp, Inc.	—	641,177
Common stock issued for acquisition of Guaranty Bancorp, Inc.	—	39,217

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

Segment Reporting:  The Company’s reportable segment is determined by the Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. Operations of the Company are solely within the community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third-party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Consolidated net income of the company is the primary performance metric utilized by the CODM. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. The majority of the Company’s revenue is from the business of banking. While the Company has assigned certain management responsibilities by business lines, the Company’s CODM monitors and evaluates financial performance on a Company-wide basis.  Accordingly, segment information is not presented in the Consolidated Financial Statements. Therefore, the Company has determined that its business is conducted in one reportable segment and represents the consolidated financial statements of the Company.

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

The measurement period for the acquisition of Guaranty ended on July 31, 2026. No measurement-period adjustments were recognized from the acquisition date through the conclusion of the measurement period.

Included in acquisition, conversion and other expenses on the Consolidated Statements of Income were acquisition and integration related costs, expensed as incurred, totaling $128 thousand and $4.9 million for the three months ended September 30, 2026 and 2025, respectively.  For the nine months ended September 30, 2026 and 2025, direct acquisition and integration related costs totaled $1.5 million and $6.3 million respectively and are recorded in acquisition, conversion and other expenses on the Consolidated Statements of Income.

The following provides the unaudited pro forma results of operations for the three months ended September 30, 2025, as if the acquisition had occurred on January 1, 2024. The pro forma results combine the historical results of Guaranty into our Condensed Consolidated Statements of Income, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses are included in net income. For the three months ended September 30, 2025 total revenue would have been $47.6 million and net income would have been $18.1 million.  For the nine months ended September 30, 2025 total revenue would have been $133.0 million and net income would have been $38.8 million.

NOTE 3.           SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale debt securities (“AFS”):

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2026
Debt securities:
Obligations of US Government-sponsored enterprises	$741	$—	$(24)	$717
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	280,679	1	(33,660)	247,020
US Government agency	170,645	2	(18,170)	152,477
Private label	8,056	—	(852)	7,204
Obligations of states and political subdivisions thereof	119,292	—	(27,624)	91,668
Corporate bonds	84,524	162	(2,475)	82,211
Total available-for-sale debt securities	$663,937	$165	$(82,805)	$581,297

		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$1,113	$1	$(12)	$1,102
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	268,976	2,734	(22,168)	249,542
US Government agency	163,369	347	(9,816)	153,900
Private label	11,793	—	(794)	10,999
Obligations of states and political subdivisions thereof	120,447	4	(15,912)	104,539
Corporate bonds	79,255	233	(2,146)	77,342
Total available-for-sale debt securities	$644,953	$3,319	$(50,848)	$597,424

Included in mortgage-backed securities and collateralized mortgage obligations are securities backed by residential and commercial loans. As of September 30, 2026, securities backed by commercial mortgages had an amortized cost of $83.9 million and a fair value of $71.8 million and securities backed by residential mortgages had an amortized cost of $372.7 million and a fair value of $332.1 million. As of December 31, 2025, securities backed by commercial mortgages had an amortized cost of $85.5 million and a fair value of $78.2 million and securities backed by residential mortgages had an amortized cost of $358.6 million and a fair value of $336.2 million.

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

The Company has one nonaccrual corporate bond with a carrying value of $1.3 million as of September 30, 2026 and $2.2 million as of December 31, 2025.

The table below presents a rollforward for the three and nine months ended September 30, 2026 and 2025 of the allowance for credit losses on available-for-sale debt securities held at period end:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Beginning Balance	$—	$—	$—	$568
Provision for credit losses on available-for-sale debt securities	—	—	—	636
Charge-offs	—	—	—	(1,204)
Ending Balance	$—	$—	$—	$—

The amortized cost and estimated fair value of available-for-sale debt securities segregated by contractual maturity at September 30, 2026 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale
(in thousands)	Amortized Cost	Fair Value
Within 1 year	$1,330	$1,329
Over 1 year to 5 years	25,939	25,554
Over 5 years to 10 years	41,141	38,657
Over 10 years	136,147	109,056
Total bonds and obligations	204,557	174,596
Mortgage-backed securities and collateralized mortgage obligations	459,380	406,701
Total available-for-sale debt securities	$663,937	$581,297

The proceeds from sales, calls and maturities of available-for-sale debt securities, gross realized gains and losses for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales	$—	$40,987	$970	$40,987
Proceeds from calls/paydowns	22,771	31,559	63,112	73,216
Proceeds from maturities	—	—	4,000	—
Gross realized gains	69	247	69	247
Gross realized losses	—	(6)	(25)	(6)
Gross impairment losses	—	(178)	(896)	(4,571)

Accrued interest receivable on available-for-sale debt securities totaled $3.6 million at September 30, 2026 and $3.2 million at December 31, 2025, which is reported in other assets on the consolidated balance sheets.

The following tables summarize available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2026 and December 31, 2025, aggregated by major security type and length of time in continuous unrealized loss position:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2026
Debt securities:
Obligations of US Government-sponsored enterprises	$6	$514	$18	$203	$24	$717
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	5,064	113,036	28,596	131,142	33,660	244,178
US Government agency	3,093	60,558	15,077	91,137	18,170	151,695
Private label	—	14	852	7,190	852	7,204
Obligations of states and political subdivisions thereof	990	10,045	26,634	81,623	27,624	91,668
Corporate bonds	639	30,107	1,836	34,414	2,475	64,521
Total available-for-sale debt securities	$9,792	$214,274	$73,013	$345,709	$82,805	$559,983

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(in thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2025
Debt securities:
Obligations of US Government-sponsored enterprises	$—	$—	$12	$413	$12	$413
Mortgage-backed securities and collateralized mortgage obligations:
US Government-sponsored enterprises	7	1,241	22,161	150,629	22,168	151,870
US Government agency	970	39,343	8,846	72,849	9,816	112,192
Private label	1	2,000	793	8,984	794	10,984
Obligations of states and political subdivisions thereof	—	—	15,912	97,856	15,912	97,856
Corporate bonds	82	6,911	2,064	53,936	2,146	60,847
Total available-for-sale debt securities	$1,060	$49,495	$49,788	$384,667	$50,848	$434,162

The following summarizes, by investment security type, the impact of performing securities in an unrealized loss position at September 30, 2026:

Obligations of US Government-sponsored enterprises

5 out of the total 5 securities in our portfolio of AFS obligations of US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 3.30% of the amortized cost of securities in unrealized loss positions. The US Small Business Administration guarantees the contractual cash flows of all of our obligations of US Government-sponsored enterprises. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government-sponsored enterprises

501 out of the total 507 securities in our portfolio of AFS US Government-sponsored enterprises were in unrealized loss positions. Aggregate unrealized losses represented 12.12% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the contractual cash flows of all of our US Government-sponsored enterprises. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

US Government agency

159 out of the total 168 securities in our portfolio of AFS US Government agency securities were in unrealized loss positions. Aggregate unrealized losses represented 10.70% of the amortized cost of securities in unrealized loss positions. The Government National Mortgage Association guarantees the contractual cash flows of all of our US Government agency securities. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Private label

13 of the total 13 securities in our portfolio of AFS private label mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 10.57% of the amortized cost of securities in unrealized loss positions. We expect to receive all of the future contractual cash flows related to the amortized cost on these securities. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Obligations of states and political subdivisions thereof

64 of the total 64 securities in our portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 23.16% of the amortized cost of securities in unrealized loss positions. We continually monitor the municipal bond sector of the market carefully and periodically evaluate the appropriate level of exposure to the market. At this time, we believe (i) the bonds in this portfolio carry minimal risk of default and (ii) we are appropriately compensated for the risk. There were no material underlying credit downgrades during the quarter. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Corporate bonds

25 out of the total 36 securities in our portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 3.69% of the amortized cost of bonds in unrealized loss positions. We review the financial strength of all of these bonds, and we have concluded that the amortized cost remains supported by the expected future cash flows of these securities. The most recent review includes all bond issuers and their current credit ratings, financial performance and capitalization. For the securities in an unrealized loss position, the decline in fair value is attributable to changes in interest rates, not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All but the one corporate bond discussed above are performing.

We expect to recover the amortized cost basis on all securities in our AFS portfolio. Furthermore, we do not intend to sell nor do we anticipate that we will be required to sell any securities in an unrealized loss position as of September 30, 2026, prior to this recovery.

A summary of securities pledged as collateral for certain deposits and borrowing arrangements for the months ended September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Securities pledged for deposits	$11,830	$9,923	$16,204	$14,475
Securities pledged for repurchase agreements	13,879	11,261	15,110	13,207
Securities pledged for borrowings (1)	28,423	27,694	14,831	14,515
Total securities pledged	$54,132	$48,878	$46,145	$42,197

(1)	The Bank pledged securities as collateral for certain borrowing arrangements with the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston (the “Reserve Bank”).

NOTE 4.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

We evaluate risk characteristics of loans based on regulatory call report code with segmentation based on the underlying collateral for certain loan types. The following is a summary of total loans based on regulatory call report code segmentation for certain loan types:

	September 30,	December 31,
(in thousands)	2026	2025
Commercial construction	$244,237	$213,779
Commercial real estate owner occupied	354,794	385,843
Commercial real estate non-owner occupied	1,472,297	1,450,597
Municipal and other	42,776	43,106
Commercial and industrial	330,758	315,370
Residential real estate	1,032,975	1,068,413
Home equity	121,650	114,484
Consumer other	14,145	14,267
Total loans	3,613,632	3,605,859
Allowance for credit losses	31,761	34,052
Net loans	$3,581,871	$3,571,807

Total unamortized net costs and premiums included in loan totals were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Net unamortized loan origination costs	$1,413	$1,929
Net unamortized fair value discount on acquired loans	(32,088)	(36,739)
Total	$(30,675)	$(34,810)

We exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $12.1 million and $11.5 million,  respectively, and is included in the “other assets” line item on the consolidated balance sheets.

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

Municipal and other - Loans in this segment primarily include loans to various state and municipal government entities. Loans made to these borrowers may provide us with tax-exempt income. While governed and underwritten similar to commercial loans, they do have unique requirements based on established policies. Almost all state and municipal loans are considered a general obligation of the issuing entity. Given the size of many municipal borrowers, borrowings are normally not rated by major rating agencies. Municipal loans are primarily repaid by taxes collected by the municipality.

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

The Company uses regression models to develop the PD and LGD assumptions, which are derived primarily from segment-specific selected peers. The loss rates are adjusted by an economic forecast over the reasonable and supportable forecast period after which time they revert back to the historical mean. Key economic indicators used in the model include unemployment rates, commercial real estate values, and housing prices. Management currently applies a two-quarter reasonable and supportable forecast period, followed by a six-quarter straight-line reversion to historical mean for each economic indicator. The combination of adjustments for credit expectations (PD and LGD) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Specific instrument effective yields are calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value (“NPV”). An allowance is established for the difference between the instrument’s NPV and amortized cost basis. The allowance is also adjusted for current conditions through the use of qualitative factors. The qualitative factors consider both relevant internal and external information in their application.

The activity in the ACL for the periods ended are as follows:

	At or for the Three Months Ended September 30, 2026
	Balance at
	Beginning of			Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	(Credit)	End of Period
Commercial construction	$4,877	$—	$—	$29	$4,906
Commercial real estate owner occupied	3,459	—	—	22	3,481
Commercial real estate non-owner occupied	11,512	—	—	167	11,679
Municipal and other	95	—	—	(2)	93
Commercial and industrial	5,729	(240)	1	(699)	4,791
Residential real estate	5,640	(3)	6	135	5,778
Home equity	778	—	3	46	827
Consumer other	141	(72)	2	135	206
Total	$32,231	$(315)	$12	$(167)	$31,761

	At or for the Nine Months Ended September 30, 2026
	Balance at
	Beginning of			Acquired PSL	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans	(Credit)	End of Period
Commercial construction	$4,371	$—	$—	$—	$535	$4,906
Commercial real estate owner occupied	4,045	—	—	—	(564)	3,481
Commercial real estate non-owner occupied	12,837	(3,283)	—	—	2,125	11,679
Municipal and other	119	—	—	—	(26)	93
Commercial and industrial	5,378	(272)	53	—	(368)	4,791
Residential real estate	6,350	(58)	48	72	(634)	5,778
Home equity	814	(9)	11	—	11	827
Consumer other	138	(253)	12	—	309	206
Total	$34,052	$(3,875)	$124	$72	$1,388	$31,761

	At or for the Three Months Ended September 30, 2025
	Balance at
	Beginning of			Acquired PCD	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans(1)	(Credit)	End of Period
Commercial construction	$2,032	$—	$—	$—	$490	$2,522
Commercial real estate owner occupied	2,823	—	—	76	292	3,191
Commercial real estate non-owner occupied	10,980	—	—	301	1,418	12,699
Municipal and other	110	—	—	—	18	128
Commercial and industrial	5,664	(236)	12	1,174	(329)	6,285
Residential real estate	6,406	—	18	53	1,547	8,024
Home equity	786	—	2	2	129	919
Consumer other	84	(117)	5	16	184	172
Total	$28,885	$(353)	$37	$1,622	$3,749	$33,940
(1)	Upon acquisition of Woodsville the Company designated certain acquired loans with an unpaid principal balance of $11.2 million as PCD loans.

	At or for the Nine Months Ended September 30, 2025
	Balance at
	Beginning of			Acquired PCD	Provision/	Balance at
(in thousands)	Period	Charge Offs	Recoveries	Loans(1)	(Credit)	End of Period
Commercial construction	$2,096	$—	$—	$—	$426	$2,522
Commercial real estate owner occupied	2,794	—	—	76	321	3,191
Commercial real estate non-owner occupied	11,104	—	—	301	1,294	12,699
Municipal and other	128	—	—	—	—	128
Commercial and industrial	5,064	(480)	15	1,174	512	6,285
Residential real estate	6,732	—	28	53	1,211	8,024
Home equity	741	—	9	2	167	919
Consumer other	85	(223)	5	16	289	172
Total	$28,744	$(703)	$57	$1,622	$4,220	$33,940
(1)	Upon acquisition of Woodsville the Company designated certain acquired loans with an unpaid principal balance of $11.2 million as PCD loans.

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

The activity in the ACL on unfunded commitments for the periods ended was as follows:

	Three Months Ended September 30,
(in thousands)	2026	2025
Beginning Balance	$2,969	$2,975
Provision (credit) for credit losses	180	145
Ending Balance	$3,149	$3,120

	Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning Balance	$3,845	$3,049
Provision for credit losses	(696)	71
Ending Balance	$3,149	$3,120

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

Special Mention: Loans considered to have some potential weaknesses, but are deemed to not carry levels of risk inherent in one of the subsequent categories, are designated as special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which may require a higher level of supervision or internal reporting because of: (i) declining industry trends; (ii) increasing reliance on secondary sources of repayment; (iii) the poor condition of or lack of control over collateral; or (iv) failure to obtain proper documentation or any other deviations from prudent lending practices. Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention loans are not adversely classified and do not expose us to sufficient risks to warrant classification.

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

Doubtful: Loans we consider as doubtful have all of the weaknesses inherent in those loans that are classified as substandard. These loans have the added characteristic of a well-defined weakness which is inadequately protected by the current net worth and paying capacity of borrower or of the collateral pledged, if any, and calls into question the collectability of the full balance of the loan. The possibility of loss is high but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status is determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

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

The following table presents our loans by year of origination, loan segmentation and risk indicator as of September 30, 2026:

(in thousands)	2026	2025	2024	2023	2022	Prior	Total
Commercial construction
Risk rating:
Pass	$5,300	$78,008	$48,057	$50,314	$21,441	$4,234	$207,354
Special mention	—	36,733	—	—	—	123	36,856
Substandard	—	—	—	—	—	27	27
Total	$5,300	$114,741	$48,057	$50,314	$21,441	$4,384	$244,237
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$26,888	$41,721	$36,348	$39,138	$70,928	$122,366	$337,389
Special mention	—	—	—	858	580	14,138	15,576
Substandard	—	—	—	—	—	1,788	1,788
Doubtful	—	—	—	—	—	41	41
Total	$26,888	$41,721	$36,348	$39,996	$71,508	$138,333	$354,794
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$151,163	$235,822	$93,825	$56,898	$325,587	$488,261	$1,351,556
Special mention	—	—	26,461	400	32,592	29,740	89,193
Substandard	—	—	—	—	—	31,548	31,548
Doubtful	—	—	—	—	—	—	—
Total	$151,163	$235,822	$120,286	$57,298	$358,179	$549,549	$1,472,297
Current period gross write-offs	—	—	—	—	—	3,283	3,283

Municipal and other
Risk rating:
Pass	$9,835	$2,396	$2,641	$4,166	$5,687	$18,051	$42,776
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$9,835	$2,396	$2,641	$4,166	$5,687	$18,051	$42,776
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$62,828	$37,705	$47,133	$37,967	$39,967	$90,775	$316,375
Special mention	366	9,353	78	649	664	951	12,061
Substandard	—	64	582	274	320	979	2,219
Doubtful	—	—	—	—	85	18	103
Total	$63,194	$47,122	$47,793	$38,890	$41,036	$92,723	$330,758
Current period gross write-offs	—	—	20	—	12	240	272

(in thousands)	2026	2025	2024	2023	2022	Prior	Total
Residential real estate
Performing	$63,834	$42,101	$31,066	$69,799	$193,069	$624,648	$1,024,517
Nonperforming	—	—	93	1,229	2,387	4,749	8,458
Total	$63,834	$42,101	$31,159	$71,028	$195,456	$629,397	$1,032,975
Current period gross write-offs	—	—	—	—	2	56	58

Home equity
Performing	$14,270	$21,600	$21,325	$13,765	$11,866	$37,848	$120,674
Nonperforming	—	—	—	85	214	677	976
Total	$14,270	$21,600	$21,325	$13,850	$12,080	$38,525	$121,650
Current period gross write-offs	—	—	—	—	—	9	9

Consumer other
Performing	$6,811	$2,895	$1,568	$1,529	$354	$850	$14,007
Nonperforming	—	49	53	36	—	—	138
Total	$6,811	$2,944	$1,621	$1,565	$354	$850	$14,145
Current period gross write-offs	—	29	42	12	1	169	253

Total Loans	$341,295	$508,447	$309,230	$277,107	$705,741	$1,471,812	$3,613,632

The following table presents our loans by year of origination, loan segmentation and risk indicator as of December 31, 2025:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Commercial construction
Risk rating:
Pass	$62,267	$62,422	$43,824	$22,609	$2,373	$5,819	$199,314
Special mention	—	14,434	—	—	—	—	14,434
Substandard	—	—	—	—	—	31	31
Total	$62,267	$76,856	$43,824	$22,609	$2,373	$5,850	$213,779
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate owner occupied
Risk rating:
Pass	$60,013	$37,785	$47,601	$74,993	$31,512	$115,774	$367,678
Special mention	—	—	878	596	13,377	1,329	16,180
Substandard	—	—	—	—	—	1,895	1,895
Doubtful	—	—	—	—	—	90	90
Total	$60,013	$37,785	$48,479	$75,589	$44,889	$119,088	$385,843
Current period gross write-offs	—	—	—	—	—	—	—

Commercial real estate non-owner occupied
Risk rating:
Pass	$234,960	$78,781	$56,134	$329,779	$188,810	$420,958	$1,309,422
Special mention	—	25,392	—	32,650	21,930	25,313	105,285
Substandard	—	—	7,596	—	—	28,294	35,890
Doubtful	—	—	—	—	—	—	—
Total	$234,960	$104,173	$63,730	$362,429	$210,740	$474,565	$1,450,597
Current period gross write-offs	—	—	—	—	—	—	—

Municipal and other
Risk rating:
Pass	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$7,824	$2,852	$4,629	$6,030	$918	$20,853	$43,106
Current period gross write-offs	—	—	—	—	—	—	—

Commercial and industrial
Risk rating:
Pass	$54,711	$67,007	$45,202	$41,687	$9,046	$88,496	$306,149
Special mention	127	104	1,366	1,766	431	1,108	4,902
Substandard	70	581	56	395	395	2,576	4,073
Doubtful	—	—	—	85	5	156	246
Total	$54,908	$67,692	$46,624	$43,933	$9,877	$92,336	$315,370
Current period gross write-offs	—	86	—	—	25	626	737

Residential real estate
Performing	$45,303	$47,589	$76,856	$211,153	$187,848	$491,752	$1,060,501
Nonperforming	—	—	1,279	1,289	1,229	4,115	7,912
Total	$45,303	$47,589	$78,135	$212,442	$189,077	$495,867	$1,068,413
Current period gross write-offs	—	—	—	—	—	—	—

Home equity
Performing	$20,279	$22,933	$15,121	$12,304	$6,672	$35,992	$113,301
Nonperforming	—	—	99	227	89	768	1,183
Total	$20,279	$22,933	$15,220	$12,531	$6,761	$36,760	$114,484
Current period gross write-offs	—	—	—	—	—	—	—

Consumer other
Performing	$6,764	$2,538	$2,848	$971	$328	$742	$14,191
Nonperforming	46	11	17	—	—	2	76
Total	$6,810	$2,549	$2,865	$971	$328	$744	$14,267
Current period gross write-offs	—	26	27	16	4	211	284

Total Loans	$492,364	$362,429	$303,506	$736,534	$464,963	$1,246,063	$3,605,859

Past Dues

The following is a summary of past due loans for the periods ended:

	September 30, 2026
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$—	$—	$27	$27	$244,210	$244,237
Commercial real estate owner occupied	959	—	—	959	353,835	354,794
Commercial real estate non-owner occupied	—	—	280	280	1,472,017	1,472,297
Municipal and other	—	—	—	—	42,776	42,776
Commercial and industrial	822	59	453	1,334	329,424	330,758
Residential real estate	835	2,712	4,836	8,383	1,024,592	1,032,975
Home equity	204	353	325	882	120,768	121,650
Consumer other	90	12	88	190	13,955	14,145
Total	$2,910	$3,136	$6,009	$12,055	$3,601,577	$3,613,632

	December 31, 2025
(in thousands)	30-59	60-89	90+	Total Past Due	Current	Total Loans
Commercial construction	$162	$—	$—	$162	$213,617	$213,779
Commercial real estate owner occupied	641	—	723	1,364	384,479	385,843
Commercial real estate non-owner occupied	—	—	122	122	1,450,475	1,450,597
Municipal and other	—	—	—	—	43,106	43,106
Commercial and industrial	899	26	893	1,818	313,552	315,370
Residential real estate	9,162	1,190	4,640	14,992	1,053,421	1,068,413
Home equity	876	549	476	1,901	112,583	114,484
Consumer other	33	45	51	129	14,138	14,267
Total	$11,773	$1,810	$6,905	$20,488	$3,585,371	$3,605,859

Non-Accrual Loans

The following is a summary of non-accrual loans for the periods ended:

	September 30, 2026
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$27	$—	$—
Commercial real estate owner occupied	486	—	—
Commercial real estate non-owner occupied	330	175	—
Municipal and other	—	—	—
Commercial and industrial	817	3	—
Residential real estate	8,458	938	417
Home equity	976	1	—
Consumer other	138	1	—
Total	$11,232	$1,118	$417

	December 31, 2025
		Nonaccrual With No	90+ Days Past
(in thousands)	Nonaccrual	Related Allowance	Due and Accruing
Commercial construction	$31	$—	$—
Commercial real estate owner occupied	829	237	—
Commercial real estate non-owner occupied	184	—	—
Municipal and other	—	—	—
Commercial and industrial	1,371	141	—
Residential real estate	7,912	1,044	—
Home equity	1,183	1	—
Consumer other	76	4	—
Total	$11,586	$1,427	$—

Our policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and nine months ended September 30, 2026 and 2025.

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

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment for the periods ended:

	September 30, 2026		December 31, 2025
(in thousands)	Real Estate	Other	Real Estate	Other
Commercial construction	$—	$—	$—	$—
Commercial real estate owner occupied	352	—	378	—
Commercial real estate non-owner occupied	2,120	—	1,985	—
Municipal and other	—	—	—	—
Commercial and industrial	—	565	—	2,410
Residential real estate	1,547	—	318	—
Home equity	120	—	119	—
Consumer other	—	—	—	—
Total	$4,139	$565	$2,800	$2,410

Loan Modifications to Borrowers Experiencing Financial Difficulty

Modifications to borrowers experiencing financial difficulty typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, by class and by type of modification.

(in thousands)	Payment Delay	Term Extension	% of Total Class of Loans
Three Months Ended September 30, 2026
Commercial construction	$—	$—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	3,822	—	0.26
Municipal and other	—	—	—
Commercial and industrial	—	48	0.01
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	$3,822	$48	0.11%

Nine Months Ended September 30, 2026
Commercial construction	$—	$—	—%
Commercial real estate owner occupied	125	—	0.04
Commercial real estate non-owner occupied	3,822	—	0.26
Municipal and other	—	—	—
Commercial and industrial	26	112	0.04
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	$3,973	$112	0.11%

(in thousands)	Payment Delay	Term Extension	% of Total Class of Loans
Three Months Ended September 30, 2025
Commercial construction	$—	$—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	11,512	0.78
Municipal and other	—	—	—
Commercial and industrial	—	55	0.02
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	$—	$11,567	0.32%

Nine Months Ended September 30, 2025
Commercial construction	$—	$—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	11,512	0.78
Municipal and other	—	—	—
Commercial and industrial	—	221	0.06
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Total	$—	$11,733	0.33%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2026
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	7	—	—
Municipal and other	—	—	—
Commercial and industrial	—	60	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Nine Months Ended September 30, 2026
Commercial construction	—	—	—%
Commercial real estate owner occupied	6	—	—
Commercial real estate non-owner occupied	7	—	—
Municipal and other	—	—	—
Commercial and industrial	4	33	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

	Weighted-Average Months of Payment Delay	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	8	—
Municipal and other	—	—	—
Commercial and industrial	—	6	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—
Nine Months Ended September 30, 2025
Commercial construction	—	—	—%
Commercial real estate owner occupied	—	—	—
Commercial real estate non-owner occupied	—	8	—
Municipal and other	—	—	—
Commercial and industrial	—	35	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer other	—	—	—

As of  September 30, 2026 the Bank had no loans that were modified during the current period that defaulted within 12 months of the modification date. As of September 30, 2026 none of the modifications for the period were past due.

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

The following table presents the unpaid principal balance and carrying amount of PCD loans. The balances do not include an allowance for credit losses which was $333 thousand as of September 30, 2026 and $751 thousand as of December 31, 2025.

	September 30, 2026		December 31, 2025
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate owner occupied	$1,022	$958	$1,103	$1,032
Commercial real estate non-owner occupied	4,532	4,297	4,632	4,359
Commercial and industrial	490	466	2,139	2,104
Residential real estate	1,254	1,172	1,306	1,221
Home equity	502	499	506	479
Consumer other	40	39	40	39
Total	$7,840	$7,431	$9,726	$9,234

The following table presents a reconciliation of acquired Guaranty PCD loans between their purchase price and par value at the time of the acquisition:

(in thousands)
Fair value of PCD loans at acquisition	$8,887
Non-credit related discount	713
Allowance for credit losses on PCD loans	1,622
Par value of PCD loans at acquisition	$11,222

Foreclosure

There were $1.8 million of residential mortgage loans collateralized by real estate that are in the process of foreclosure as of September 30, 2026. Residential mortgage loans collateralized by real estate that were in the process of foreclosure as of December 31, 2025 totaled $171 thousand.

Mortgage Banking

Loans Held for Sale

Loans held for sale at September 30, 2026 had an unpaid principal balance of $10.9 million and $5.2 million as of December 31, 2025.  The interest rate exposure on loans held for sale is mitigated through forward sale commitments with certain approved secondary market investors.  Forward sale commitments had a notional amount of $14.5 million at September 30, 2026, and $5.2 million at December 31, 2025. Refer to Note 9 for further discussion of forward sale commitments.

Loans Sold

For the three months ended September 30, 2026 and 2025, we sold $38.4 million and $12.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $124 thousand and $167 thousand, respectively.

For the nine months ended September 30, 2026 and 2025, we sold $80.8 million and $33.7 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $510 thousand and $616 thousand, respectively.

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

NOTE 5.               BORROWED FUNDS

Borrowed funds at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026		December 31, 2025
		Weighted		Weighted
(dollars in thousands)	Carrying Value	Average Rate	Carrying Value	Average Rate
Short-term borrowings
Advances from the FHLB	$48,900	4.16%	$130,000	3.90%
Other borrowings	374	0.27	4,802	0.17
Total short-term borrowings	49,274	4.13	134,802	3.77
Long-term borrowings
Advances from the FHLB	74,524	4.17	82,016	2.81
Subordinated borrowings	33,620	7.38	52,825	11.31
Total long-term borrowings	108,144	5.17	134,841	6.14
Total	$157,418	5.02%	$269,643	4.93%

Short-term debt includes FHLB advances with an original term of one year or less. We also maintain a $1.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2026 and December 31, 2025. There are no variable rate short-term FHLB borrowings.

We have the capacity to borrow funds on a secured basis utilizing the Borrower in Custody program, and the Discount Window at the Reserve Bank. At September 30, 2026, our available secured line of credit at the Reserve Bank was $107.1 million versus $94.0 million at December 31, 2025. We have pledged certain loans and securities to the Reserve Bank to support this arrangement.

We maintain an unused unsecured federal funds line of credit with a correspondent bank that has an aggregate overnight borrowing capacity of $40.0 million as of September 30, 2026 and December 31, 2025. There was no outstanding balance on the line of credit as of September 30, 2026 and December 31, 2025.

Long-term FHLB advances consist of advances with an original term of more than one year. The advances outstanding at September 30, 2026 include callable advances of $72.5 million, non-callable advances of $1.0 million and amortizing advances of $990 thousand. There were $80.0 million of callable advances outstanding, non-callable advances of $1.0 million and $1.0 million of amortizing advances at December 31, 2025. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally residential first mortgage loans and certain securities. There are no variable rate long-term FHLB borrowings.

A summary of maturities of FHLB advances as of September 30, 2026 is as follows:

		Weighted Average
(in thousands, except rates)	Amount	Rate
2026	$48,900	4.16%
2027	48,534	4.24
2028	25,000	4.05
2029	—	—
2030	—	—
Thereafter	990	3.43
Total FHLB advances	$123,424	4.16%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $989.6 million and $740.7 million of loans under a blanket lien arrangement as of September 30, 2026 and December 31, 2025, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company had unused borrowing capacity of $591.1 million at September 30, 2026, compared to $259.1 million at December 31, 2025.

As of September 30, 2026 and December 31, 2025, subordinated borrowings were as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
NHTB Capital Trust II Variable Debentures	$10,310	$—	$10,310	$—
NHTB Capital Trust III Fixed Debentures	10,310	—	10,310	—
Subordinated Notes due 2029	-	—	20,000	—
Subordinated Notes due 2031	13,000	—	13,000	(795)
Total	$33,620	$—	$53,620	$(795)

We executed a Subordinated Note Purchase Agreement with an aggregate of $40.0 million of subordinated notes (the “2029 Notes”) to accredited investors on November 26, 2019. The 2029 Notes have a maturity date of December 1, 2029 and bear a fixed interest rate of 4.63% through December 1, 2024 payable semi-annually in arrears. From December 1, 2024 and thereafter the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 3.27%. We have the option beginning with the interest payment date of December 1, 2024, and on any scheduled payment date thereafter, to redeem the 2029 Notes, in whole or in part upon prior approval of the Board of Governors of the Federal Reserve System (“Federal Reserve”). During 2024, we redeemed $20.0 million of the outstanding subordinated notes. During the third quarter of 2026 we redeemed the remaining $20.0 million of outstanding subordinated notes.

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

In connection with the acquisition, the Company assumed $13.0 million in fixed-to-floating rate subordinated notes, that had a fair value of $11.2 million (the “2031 Notes”) issued by Guaranty. The 2031 Notes were originally issued on March 23, 2021 with a maturity date of April 1, 2031. The 2031 Notes bear a fixed-to-floating interest rate of 4.875% through April 1, 2026, payable quarterly in arrears. Beginning April 1, 2026 and thereafter, the interest rate shall be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.82%. We have the option beginning with the interest payment date of April 1, 2026, and on any scheduled payment date thereafter, to redeem the 2031 Notes, in whole or in part upon prior approval of the Federal Reserve. On August 15, 2026, the Company notified the trustees that it had elected to redeem all $13.0 million principal amount of the 2031 Notes on October 1, 2026.

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

(in thousands)	September 30, 2026	December 31, 2025
Customer Repurchase Agreements
US Government-sponsored enterprises	$374	$4,802
Total	$374	$4,802

NOTE 6.               DEPOSITS

A summary of time deposits is, as follows:

(in thousands)	September 30, 2026	December 31, 2025
Time less than $100	$340,772	$384,042
Time $100 through $250	285,363	298,447
Time $250 or more	228,734	230,105
Total	$854,869	$912,594

At September 30, 2026 and December 31, 2025, the scheduled maturities by year for time deposits are, as follows:

(in thousands)	September 30, 2026	December 31, 2025
Within 1 year	$837,122	$876,348
Over 1 year to 2 years	8,793	25,438
Over 2 years to 3 years	3,363	4,933
Over 3 years to 4 years	3,086	2,845
Over 4 years to 5 years	2,462	3,001
Over 5 years	43	29
Total	$854,869	$912,594

Included in time deposits are brokered deposits of $108.4 million and $151.6 million at September 30, 2026 and December 31, 2025, respectively.  Also included in time deposits are reciprocal deposits of $82.7 million and $88.7 million at September 30, 2026 and December 31, 2025, respectively.

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

At September 30, 2026, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements, and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The actual and required capital ratios are, as follows:

	September 30, 2026
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$506,745	13.35%	$303,633	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	441,149	11.62	170,794	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	461,769	12.17	227,725	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	461,769	9.99	184,828	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$500,340	13.22%	$302,853	8.00%		$378,567	10.00%
Common equity Tier 1 capital to risk-weighted assets	465,764	12.30	170,354	4.50		246,067	6.50
Tier 1 capital to risk-weighted assets	465,764	12.30	227,139	6.00		302,852	8.00
Tier 1 capital to average assets (leverage ratio)	465,764	10.09	184,682	4.00		230,853	5.00

	December 31, 2025
			Minimum Required for			Minimum Required to
	Actual		Capital Adequacy purposes			be Well Capitalized
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company (consolidated)
Total capital to risk-weighted assets	$491,619	13.18%	$298,331	8.00%	$	N/A	N/A %
Common equity Tier 1 capital to risk-weighted assets	409,725	10.99	167,812	4.50		N/A	N/A
Tier 1 capital to risk-weighted assets	430,345	11.54	223,752	6.00		N/A	N/A
Tier 1 capital to average assets (leverage ratio)	430,345	9.45	182,147	4.00		N/A	N/A

Bank
Total capital to risk-weighted assets	$486,568	13.08%	$297,675	8.00%		$372,093	10.00%
Common equity Tier 1 capital to risk-weighted assets	450,294	12.10	167,443	4.50		241,861	6.50
Tier 1 capital to risk-weighted assets	450,294	12.10	223,257	6.00		297,676	8.00
Tier 1 capital to average assets (leverage ratio)	450,294	9.90	181,970	4.00		227,463	5.00

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Accumulated other comprehensive loss, before tax:
Net unrealized loss on AFS securities, net of reclassifications	$(72,865)	$(41,705)
Net unrealized loss on hedging derivatives	(8,015)	(3,785)
Net unrealized loss on post-retirement plans	(1,147)	(1,288)

Income taxes related to items of accumulated other comprehensive loss:
Net unrealized loss on AFS securities, net of reclassifications	17,735	10,107
Net unrealized loss on hedging derivatives	1,948	904
Net unrealized loss on post-retirement plans	326	358
Accumulated other comprehensive loss	$(62,018)	$(35,409)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2026
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$(27,820)	$6,770	$(21,050)
Less: reclassification adjustment for gains (losses) realized in net income	69	(17)	52
Net unrealized gain (loss) on AFS securities	(27,889)	6,787	(21,102)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(5,243)	1,274	(3,969)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	(5,243)	1,274	(3,969)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	141	(32)	109
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	141	(32)	109
Other comprehensive income (loss)	$(32,991)	$8,029	$(24,962)

Three Months Ended September 30, 2025
Net unrealized gain (loss) on AFS securities, net of reclassifications:
Net unrealized gain (loss) arising during the period	$9,718	$(2,165)	$7,553
Less: reclassification adjustment for gains (losses) realized in net income	241	(59)	182
Net unrealized gain (loss) on AFS securities	9,477	(2,106)	7,371

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	1,852	(439)	1,413
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on cash flow hedging derivatives	1,852	(439)	1,413

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$11,329	$(2,545)	$8,784

(in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2026
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$(31,116)	$7,617	$(23,499)
Less: reclassification adjustment for gains (losses) realized in net income	44	(11)	33
Net unrealized gain (loss) on AFS securities	(31,160)	7,628	(23,532)

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(4,230)	1,044	(3,186)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(4,230)	1,044	(3,186)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	141	(32)	109
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	141	(32)	109
Other comprehensive income (loss)	$(35,249)	$8,640	$(26,609)

Nine Months Ended September 30, 2025
Net unrealized gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	$12,711	$(2,531)	$10,180
Less: reclassification adjustment for gains (losses) realized in net income	(2,959)	729	(2,230)
Net unrealized gain (loss) on AFS securities	15,670	(3,260)	12,410

Net unrealized gain (loss) on hedging derivatives:
Net unrealized gain (loss) arising during the period	(1,207)	308	(899)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on hedging derivatives	(1,207)	308	(899)

Net unrealized gain (loss) on post-retirement plans:
Net unrealized gain (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gain (loss) on post-retirement plans	—	—	—
Other comprehensive income (loss)	$14,463	$(2,952)	$11,511

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax impacts, for the three and nine months ended September 30, 2026 and 2025:

	Net unrealized	Net unrealized	Net unrealized
	gain (loss)	gain (loss)	loss
	on AFS	on hedging	on pension
(in thousands)	Securities	derivatives	plans	Total
Three Months Ended September 30, 2026
Balance at beginning of period	$(34,028)	$(2,098)	$(930)	$(37,056)
Other comprehensive gain (loss) before reclassifications	(21,050)	(3,969)	109	(24,910)
Less: amounts reclassified from accumulated other comprehensive income	52	—	—	52
Total other comprehensive income (loss)	(21,102)	(3,969)	109	(24,962)
Balance at end of period	$(55,130)	$(6,067)	$(821)	$(62,018)

Three Months Ended September 30, 2025
Balance at beginning of period	$(42,702)	$(4,894)	$(1,213)	$(48,809)
Other comprehensive gain (loss) before reclassifications	7,553	1,413	—	8,966
Less: amounts reclassified from accumulated other comprehensive income	182	—	—	182
Total other comprehensive income (loss)	7,371	1,413	—	8,784
Balance at end of period	$(35,331)	$(3,481)	$(1,213)	$(40,025)

Nine Months Ended September 30, 2026
Balance at beginning of period	$(31,598)	$(2,881)	$(930)	$(35,409)
Other comprehensive gain (loss) before reclassifications	(23,499)	(3,186)	109	(26,576)
Less: amounts reclassified from accumulated other comprehensive income	33	—	—	33
Total other comprehensive income (loss)	(23,532)	(3,186)	109	(26,609)
Balance at end of period	$(55,130)	$(6,067)	$(821)	$(62,018)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(47,741)	$(2,582)	$(1,213)	$(51,536)
Other comprehensive gain (loss) before reclassifications	10,180	(899)	—	9,281
Less: amounts reclassified from accumulated other comprehensive income	(2,230)	—	—	(2,230)
Total other comprehensive income (loss)	12,410	(899)	—	11,511
Balance at end of period	$(35,331)	$(3,481)	$(1,213)	$(40,025)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item where
(in thousands)	2026	2025	2026	2025	Net Income is Presented
Net realized (losses) gains on AFS securities:
Before tax	$69	$241	$44	$(2,959)	Non-interest income
Tax effect	(17)	(59)	(11)	729	Tax expense
Total reclassifications for the period	$52	$182	$33	$(2,230)

NOTE 8.           EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2026	2025	2026	2025
Net income	$16,089	$8,855	$44,847	$25,158

Average number of basic common shares outstanding(1)	16,764,502	16,230,758	16,748,495	15,621,752
Plus: dilutive effect of stock options and awards outstanding	63,338	52,862	66,001	63,463
Average number of diluted common shares outstanding(2)(3)	16,827,840	16,283,620	16,814,496	15,685,215

Earnings per share:
Basic	$0.96	$0.55	$2.68	$1.61
Diluted	0.96	0.54	2.67	1.60
(1)	In the third quarter of 2025, the Company issued 1,350,464 shares of common stock in consideration for the acquisition of Guaranty.
(2)	Average diluted shares outstanding are computed using the treasury stock method.
(3)	The Companya had no anti-dilutive shares for the periods presented.

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

The following table presents the gross fair value of the Company’s derivative instruments and their classification within the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate collars on variable rate loans:
Collar - purchased floor	$200,000	4.0	$1,104	Other liabilities
Collar - written cap	200,000	4.0	(2,556)	Other liabilities
Total cash flow hedges	400,000		(1,452)

Fair value hedges:
Interest rate swap on securities	37,190	2.8	3,211	Other assets
Total fair value hedges	37,190		3,211

Economic hedges:
Forward sale commitments	14,486	0.1	394	Other assets
Customer Loan Swaps-MNA Counterparty	397,699	4.3	(19,666)	Other liabilities
Customer Loan Swaps-RPA Counterparty	206,335	4.1	—	Other liabilities
Customer Loan Swaps-MNA Customer	397,699	4.3	19,666	Other assets
Customer Loan Swaps-RPA Customer	206,335	4.1	—	Other liabilities
Total economic hedges	1,222,554		394

Non-hedging derivatives:
Interest rate lock commitments	5,952	0.1	(34)	Other liabilities
Total non-hedging derivatives	5,952		(34)

Total	$1,665,696		$2,119

	December 31, 2025
		Weighted
	Notional	Average	Fair Value	Location Fair
	Amount	Maturity	Asset (Liability)	Value Asset
	(in thousands)	(in years)	(in thousands)	(Liability)
Cash flow hedges:
Interest rate swap on wholesale funding	$—	—	$—	Other assets
Interest rate swap on variable rate loans	50,000	0.2	(336)	Other liabilities
Total cash flow hedges	50,000		(336)

Fair value hedges:
Interest rate swap on securities	37,190	3.6	2,374	Other assets
Total fair value hedges	37,190		2,374

Economic hedges:
Forward sale commitments	5,248	—	(14)	Other liabilities
Customer Loan Swaps-MNA Counterparty	358,846	4.8	(4,264)	Other liabilities
Customer Loan Swaps-RPA Counterparty	195,546	4.5	(2,070)	Other liabilities
Customer Loan Swaps-MNA Customer	358,846	4.8	4,264	Other assets
Customer Loan Swaps-RPA Customer	195,546	4.5	2,070	Other liabilities
Total economic hedges	1,114,032		(14)

Non-hedging derivatives:
Interest rate lock commitments	2,698	0.1	98	Other assets
Total non-hedging derivatives	2,698		98

Total	$1,203,920		$2,122

As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair
	Location of Hedged Item on	Carrying Amount of Hedged	Value Hedging Adjustment in
	Balance Sheet	Assets	Carrying Amount
September 30, 2026
Interest rate swap on securities	Securities available for sale	$27,415	$(9,775)

December 31, 2025
Interest rate swap on securities	Securities available for sale	$31,366	$(5,824)

Information about derivative assets and liabilities for the three and nine months ended September 30, 2026 and 2025, follows:

	Three Months Ended September 30, 2026
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$—
Interest rate swap on variable rate loans	—	Interest income	—	Interest income	—
Interest rate collar on variable rate loans	(1,098)	Interest income	—	Interest income	—
Total cash flow hedges	(1,098)		—		—

Fair value hedges:
Interest rate swap on securities	(2,871)	Interest income	—	Interest income	218
Total fair value hedges	(2,871)		—		218

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	428
Total economic hedges	—		—		428

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(316)
Total non-hedging derivatives	—		—		(316)

Total	$(3,969)		$—		$330

	Three Months Ended September 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$—
Interest rate swap on variable rate loans	339	Interest income	—	Interest income	(466)
Total cash flow hedges	339		—		(466)

Fair value hedges:
Interest rate swap on securities	1,074	Interest income	—	Interest income	281
Total fair value hedges	1,074		—		281

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	48
Total economic hedges	—		—		48

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(127)
Total non-hedging derivatives	—		—		(127)

Total	$1,413		$—		$(264)

	Nine Months Ended September 30, 2026
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$—	Interest expense	$—	Interest expense	$—
Interest rate swap on variable rate loans	254	Interest income	—	Interest income	(339)
Interest rate collar on variable rate loans	(1,098)	Interest income		Interest income	—
Total cash flow hedges	(844)		—		(339)

Fair value hedges:
Interest rate swap on securities	(2,342)	Interest income	—	Interest income	638
Total fair value hedges	(2,342)		—		638

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	408
Total economic hedges	—		—		408

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	(132)
Total non-hedging derivatives	—		—		(132)

Total	$(3,186)		$—		$575

	Nine Months Ended September 30, 2025
	Amount of		Amount of
	Gain (Loss)		Gain (Loss)
	Recognized in		Reclassified	Location of	Amount of
	Other	Location of Gain (Loss)	from Other	Gain (Loss)	Gain (Loss)
	Comprehensive	Reclassified from Other	Comprehensive	Recognized in	Recognized
(in thousands)	Income	Comprehensive Income	Income	Income	in Income
Cash flow hedges:
Interest rate swap on wholesale funding	$(200)	Interest expense	$—	Interest expense	$269
Interest rate swap on variable rate loans	994	Interest income	—	Interest income	(1,380)
Total cash flow hedges	794		—		(1,111)

Fair value hedges:
Interest rate swap on securities	(1,693)	Interest income	—	Interest income	834
Total fair value hedges	(1,693)		—		834

Economic hedges:
Forward commitments	—	Other income	—	Mortgage banking income	(19)
Total economic hedges	—		—		(19)

Non-hedging derivatives:
Interest rate lock commitments	—	Other income	—	Mortgage banking income	26
Total non-hedging derivatives	—		—		26

Total	$(899)		$—		$(270)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$51,111	$6,527	$15,103	$2,578	$10,847

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	—	—
Interest rate swap on variable rate loans	—	—	—	—	—
Interest rate collar on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	218	—	—	—

	Three Months Ended September 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$48,426	$6,355	$16,419	$2,544	$10,567

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	—	—
Interest rate swap on variable rate loans	(466)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	281	—	—	—

	Nine Months Ended September 30, 2026
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$148,920	$19,050	$44,630	$9,416	$32,993

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	—	—
Interest rate swap on variable rate loans	(339)	—	—	—	—
Interest rate collar on variable rate loans	—	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	638	—	—	—

	Nine Months Ended September 30, 2025
	Interest and Dividend Income		Interest Expense
(in thousands)	Loans	Securities and other	Deposits	Borrowings	Non-interest Income
Income and expense line items presented in the consolidated statements of income	$132,956	$17,112	$47,442	$8,845	$24,131

The effects of cash flow and fair value hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	—	—	—	269	—
Interest rate swap on variable rate loans	(1,380)	—	—	—	—

Gain (loss) on fair value hedges:
Interest rate swap on securities	—	834	—	—	—

The effect of economic hedges and derivatives not designated as hedging instruments on the consolidated statements of income for three and nine months ended September 30, 2026 and 2025 is as follows:

	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	in Non-interest Income	2026	2025	2026	2025
Economic hedges:
Forward commitments	Mortgage banking income	$428	$48	$408	$(19)

Non-hedging derivatives:
Interest rate lock commitments	Mortgage banking income	(316)	(127)	(132)	26

Cash flow hedges

Interest rate swaps on wholesale funding

As of September 30, 2026, we have no remaining interest rate swaps on wholesale borrowings.

Interest rate swap on variable rate loans

As of September 30, 2026, we have no remaining interest rate swaps on loans. The $50 million loan swap we entered into in March 2021 matured effective March 2026.

Interest rate collar on variable rate loans

In September 2026, the Company entered into an interest rate collar. The interest rate collar has a 3.25% floor and a 5.495% cap with a notional value of $200.0 million. The interest rate collar has a duration of four years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates. Under the floor, the Company receives payments when one-month USD Term SOFR is below 3.25%; under the cap, the Company makes payments when the rate exceeds 5.495%. The collar required no net premium payment at inception.

The Company evaluates hedge effectiveness both at inception and quarterly on an ongoing basis using regression analysis. If a forecasted transaction has an impact on earnings, or is no longer occurring where hedge accounting is discontinued, any accumulated gains or losses are immediately reclassified from AOCI into earnings.

Management has determined that the interest rate collar arrangement is an effective hedge. At September 30, 2026, the collar had a net fair value liability of $1.5 million and there have been no gains or losses reclassified from AOCI into earnings. Management does not expect any gains or losses reported in accumulated other comprehensive income to be reclassified into earnings within the next 12 months based upon the forward curve of the SOFR rate and the probability of changes in the rate environment.

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

The below tables describe the potential effect of master netting arrangements on the Consolidated Balance Sheets and the financial collateral pledged for these arrangements:

Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of September 30, 2026
Customer Loan Derivatives:
RPA counterparty	—	—	—	—
Total	$—	$—	$—	$—

	Gross Amounts Offset in the Consolidated Balance Sheet
	Derivative		Cash Collateral
(in thousands)	Liabilities	Derivative Assets	Pledged	Net Amount
As of December 31, 2025
Customer Loan Derivatives:
RPA counterparty	(2,070)	2,070	—	—
Total	$(2,070)	$2,070	$—	$—

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

NOTE 10.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$717	$—	$717
Mortgage-backed securities:
US Government-sponsored enterprises	—	247,020	—	247,020
US Government agency	—	152,477	—	152,477
Private label	—	7,204	—	7,204
Obligations of states and political subdivisions thereof	—	91,668	—	91,668
Corporate bonds	—	80,882	1,329	82,211
Loans held for sale	—	10,740	—	10,740
Derivative assets	—	22,877	396	23,273
Derivative liabilities	—	(21,118)	(36)	(21,154)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(in thousands)	Inputs	Inputs	Inputs	Fair Value
Available-for-sale debt securities:
Obligations of US Government-sponsored enterprises	$—	$1,102	$—	$1,102
Mortgage-backed securities:
US Government-sponsored enterprises	—	249,542	—	249,542
US Government agency	—	153,900	—	153,900
Private label	—	10,999	—	10,999
Obligations of states and political subdivisions thereof	—	104,539	—	104,539
Corporate bonds	—	75,139	2,203	77,342
Loans held for sale	—	5,283	—	5,283
Derivative assets	—	8,708	98	8,806
Derivative liabilities	—	(6,670)	(14)	(6,684)

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

Corporate Bonds

At September 30, 2026, the Company held one corporate bond investment classified as available-for-sale for which the fair value was determined using unobservable inputs, resulting in a Level 3 classification under the fair value hierarchy. During the quarter ended June 30, 2025, management identified a change in the estimated future cash flows associated with this security. As a result, the Company recognized an impairment loss of $4.4 million and charged off an allowance for credit losses of $1.2 million. In the third quarter 2025, the Company wrote down an additional $200 thousand resulting in a fair value of $2.2 million as of September 30, 2025. In the first quarter of 2026, the Company wrote down an additional

$874 thousand resulting in a fair value of $1.3 million. These losses were recorded in net gain (loss) on available-for-sale debt securities in the consolidated statements of income. There was no activity during the third quarter of 2026.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025:

	Assets (Liabilities)
	Interest Rate Lock	Forward	Corporate
(in thousands)	Commitments	Commitments	Bond
Three Months Ended September 30, 2026
Balance at beginning of period	$282	$(34)	$1,329
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	(316)	428	—
Balance at end of period	$(34)	$394	$1,329

Three Months Ended September 30, 2025
Balance at beginning of period	$238	$(54)	$2,403
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	(127)	48	(200)
Balance at end of period	$111	$(6)	$2,203

Nine Months Ended September 30, 2026
Balance at beginning of period	$98	$(14)	$2,203
Transfer into level 3 at the end of the period	—	—	—
Realized gain (loss) recognized in non-interest income	(132)	408	(874)
Balance at end of period	$(34)	$394	$1,329

Nine Months Ended September 30, 2025
Balance at beginning of period	$85	$13	$—
Transfer into level 3 at the end of the period	—	—	2,403
Realized gain (loss) recognized in non-interest income	26	(19)	(200)
Balance at end of period	$111	$(6)	$2,203

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is, as follows:

	Fair Value			Significant
	September 30,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2026	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$(34)	Pull-through Rate Analysis	Closing Ratio	90%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	394	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$96.5 to $101.4

Corporate bond	1,329	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $1,329
			Loss Severity	83%
Total	$1,689

	Fair Value			Significant
	December 31,	Valuation	Unobservable	Unobservable
(in thousands, except ratios)	2025	Techniques	Inputs	Input Value
Assets (Liabilities)
Interest Rate Lock Commitment	$98	Pull-through Rate Analysis	Closing Ratio	96%
		Pricing Model	Origination Costs, per loan	$1.7
		Discount Cash Flows	Mortgage Servicing Asset	1.0%

Forward Commitments	(14)	Quoted prices for similar loans in active markets	Freddie Mac pricing system	$100.7 to $103.4

Corporate bond	2,203	Discounted Cash Flows	Discount Rate	7.39%
			Cash Flows	$0 to $2,203
			Loss Severity	65%
Total	$2,287

Non-Recurring Fair Value Measurements

We are required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements:

			Fair Value
			Measurement Date as of
	September 30, 2026	Dec 31, 2025	September 30, 2026
	Level 3	Level 3	Level 3
(in thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated loans	$3,197	$5,091	September 2026
Other real estate owned	7,146	—	September 2026
Premises held for sale	285	—	September 2026
Total	$10,628	$5,091

There are no liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.

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

Other real estate owned (“OREO”)

OREO results from the foreclosure process on residential or commercial loans issued by the Company. Upon assuming the real estate, we record the property at the fair value of the asset less the estimated sales cost. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. As of September 30, 2026, the Company maintained a bank-owned commercial real estate property with a fair value of $7.1 million. During the quarter there was an associated charge-off of $1.0 million. As of December 31, 2025, the Company had no bank-owned real estate property.

Premises held for sale

Assets held for sale, identified as part of our strategic review and branch optimization exercise, were transferred from premises and equipment at the lower of amortized cost or fair value less the estimated sales cost. Assets held for sale fair values are primarily determined based on Level 3 data including sales comparables and appraisals. As of September 30, 2026, the Company had one building, that was designated as held for sale in the second quarter 2026, with a fair value of $285 thousand. As of December 31, 2025 there were no premises held for sale.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets follows:

(in thousands, except ratios)	Fair Value September 30, 2026	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$352	Fair value of collateral-appraised value	Loss severity	43% to 70%
			Appraised value	$250 to $975
Commercial Real Estate Non-Owner Occupied	2,120	Fair value of collateral-appraised value	Loss severity	20% to 43%
			Appraised value	$466 to $1,775
Commercial and Industrial	565	Fair value of collateral-appraised value	Loss severity	15% to 80%
			Appraised value	$212 to $1,057
Residential Real Estate	160	Fair value of collateral-appraised value	Loss severity	35%
			Appraised value	$240

Other real estate owned	7,146	Fair value of collateral less selling costs	Appraised value	$8,600
			Selling Costs	7%

Premises held for sale	285	Fair value of asset less selling costs	Appraised value	$299
			Selling Costs	5%
Total	$10,628
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

(in thousands, except ratios)	Fair Value December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(a)
Assets
Individually evaluated loans
Commercial Real Estate Owner Occupied	$378	Fair value of collateral-appraised value	Loss severity	33% to 60%
			Appraised value	$250 to $975
Commercial Real Estate Non-Owner Occupied	1,985	Fair value of collateral-appraised value	Loss severity	20% to 40%
			Appraised value	$1,700 to $1,775
Commercial and Industrial	2,410	Fair value of collateral-appraised value	Loss severity	5% to 80%
			Appraised value	$212 to $1,112
Residential Real Estate	318	Fair value of collateral-appraised value	Loss severity	20%
			Appraised value	$240
Total	$5,091

(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 non-recurring fair value measurements for the periods ended September 30, 2026 and December 31, 2025.

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

	September 30, 2026
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$74,817	$74,817	$74,817	$—	$—
Available-for-sale debt securities	581,297	581,297	—	579,968	1,329
FHLB stock	7,968	n/a	n/a	n/a	n/a
Loans held for sale	10,740	10,740	—	10,740	—
Net loans	3,581,871	3,483,876	—	—	3,483,876
Accrued interest receivable	16,101	16,101	49	3,922	12,130
Derivative assets	23,273	23,273	—	22,877	396

Financial Liabilities
Non-maturity deposits	$3,083,080	$2,902,099	$—	$2,902,099	$—
Time deposits	854,869	850,095	—	850,095	—
Securities sold under agreements to repurchase	374	374	—	374	—
FHLB advances	123,424	123,413	—	123,413	—
Subordinated borrowings	33,620	31,824	—	31,824	—
Accrued interest payable	3,617	3,617	—	3,617	—
Derivative liabilities	21,154	21,154	—	21,118	36

	December 31, 2025
	Carrying	Fair
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$80,837	$80,837	$80,837	$—	$—
Available-for-sale debt securities	597,424	597,424	—	595,221	2,203
FHLB stock	11,308	n/a	n/a	n/a	n/a
Loans held for sale	5,283	5,283	—	5,283	—
Net loans	3,571,807	3,505,278	—	—	3,505,278
Accrued interest receivable	15,047	15,047	13	3,496	11,538
Derivative assets	8,806	8,806	—	8,708	98

Financial Liabilities
Non-maturity deposits	$2,908,688	$2,740,925	$—	$2,740,925	$—
Time deposits	912,594	910,213	—	910,213	—
Securities sold under agreements to repurchase	4,801	4,801	—	4,801	—
FHLB advances	212,016	211,988	—	211,756	232
Subordinated borrowings	52,825	49,746	—	49,746	—
Accrued interest payable	6,256	6,256	—	6,256	—
Derivative liabilities	6,684	6,684	—	6,670	14

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

Disaggregation of Revenue

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Non-interest income within the scope of ASC 606:
Trust management fees	$3,747	$3,397	$11,554	$10,721
Financial services fees	439	506	1,324	1,361
Interchange fees	2,173	2,202	6,112	5,973
Customer deposit fees	1,971	1,751	5,615	4,598
Other customer service fees	427	358	1,674	854
Total non-interest income within the scope of ASC 606	8,757	8,214	26,279	23,507
Total non-interest income not within the scope of ASC 606	2,090	2,353	6,714	624
Total non-interest income	$10,847	$10,567	$32,993	$24,131

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Timing of Revenue Recognition
Products and services transferred at a point in time	$4,602	$4,478	$13,187	$12,100
Products and services transferred over time	4,155	3,736	13,092	11,407
Total	$8,757	$8,214	$26,279	$23,507

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

Financial Services Fees

The Bank offers investment and insurance products through Osaic Institutions, Inc. (“Osaic”), a full-service third-party broker-dealer.  Osaic is an independent registered broker-dealer and is not affiliated with the Company or its subsidiaries. We have a revenue sharing agreement with Osaic for any financial service fee income generated. Financial services fees are recognized at a point in time upon the completion of service requirements.

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

Contract Balances from Contracts with Customers

The following table provides information about contract assets or receivables and contract liabilities or deferred revenues from contracts with customers:

(in thousands)	September 30, 2026	December 31, 2025
Balances from contracts with customers only:
Other Assets	$1,686	$1,541
Other Liabilities	2,962	3,340

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

NOTE 12.           GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill as of September 30, 2026 and December 31, 2025  is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Balance at beginning of period	$141,819	$119,477
Acquisition (1)	—	22,342
Balance at end of period	$141,819	$141,819

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $22.3 million in goodwill. Refer to Note 2 for further details.

The components of other intangible assets as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits) (1)	$22,691	$(8,571)	$14,120
Customer list and other intangibles	2,120	(1,581)	539
Total	$24,811	$(10,152)	$14,659

(1)	In the third quarter 2025, the Company completed its acquisition of Woodsville and recorded $14.0 million in CDI assets that will amortize over a ten-year period.

	December 31, 2025
	Gross	Accumulated	Net Intangible
(in thousands)	Intangible Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits)	$22,691	$(6,969)	$15,722
Customer list and other intangibles	2,120	(1,435)	685
Total	$24,811	$(8,404)	$16,407

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from five years to 11 years. Amortization expenses related to intangibles for the three months ended September 30, 2026 and 2025 were $582 thousand and $466 thousand, respectively. Amortization expenses related to intangibles for the nine months ended September 30, 2026 and 2025 were $1.7 million and $932 thousand, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining at September 30, 2026 is as follows:

Other Intangible
(in thousands)	Assets
2026	$582
2027	2,330
2028	2,357
2029	1,583
2030	1,398
2031 and thereafter	6,409
Total	$14,659

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

The following table presents the consolidated balance sheets classification of the ROU assets and lease liabilities:

(in thousands)	Classification	September 30, 2026	December 31, 2025
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$8,184	$9,251
Lease Liabilities
Operating lease liabilities	Other liabilities	8,992	9,990

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

The following table presents the weighted average lease term and discount rate of the leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	10.85	10.94
Weighted-average discount rate
Operating leases	3.11%	3.15%

The following table represents lease costs and other lease information. As we have elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes, common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Lease Costs
Operating lease cost	$405	$429	$1,270	$1,220
Variable lease cost	84	48	322	296
Total lease cost	$489	$477	$1,592	$1,516

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$386	$403	$1,205	$1,155
Right-of-use assets obtained in exchange for new operating lease obligations	326	335	1,019	957

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026 are, as follows:

(in thousands)	Payments
Twelve Months Ended:
September 30, 2027	$1,615
September 30, 2028	1,301
September 30, 2029	1,035
September 30, 2030	763
September 30, 2031	684
Thereafter	4,359
Total future minimum lease payments	9,757
Amounts representing interest	(765)
Present value of net future minimum lease payments	$8,992

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2026 and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Factors that could cause such differences are discussed in the sections titled "Cautionary Statement Regarding Forward-Looking Statements", “Part I, Item 1.A. Risk Factors” in the Form 10-K, and "Part II, Item 1A. Risk Factors" in this Form 10-Q. All amounts, dollars and percentages presented in this Form 10-Q are rounded and therefore approximate.

GENERAL

The Company is a bank holding company headquartered in Maine, providing a broad array of banking and nonbanking products and services to businesses and consumers primarily within our three-state footprint. The Company's primary sources of revenue, through the Bank, are net interest income (predominantly from loans and investment securities) and non-interest income (principally fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits).

NON-GAAP FINANCIAL MEASURES

Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Form 10-Q that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both. Management believes that these non-GAAP financial measures provide additional understanding of our ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance.

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

QUARTERLY PERFORMANCE SUMMARY

Financial Highlights (quarter ended September 30, 2026, compared to the same period of 2025 unless otherwise stated)

●	$16.1 million net income compared to $8.9 million
●	$0.96 diluted earnings per share compared to $0.54
●	3.77% net interest margin compared to 3.56%
●	55.26% efficiency ratio compared to 56.70%
●	$4.7 billion in assets

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

Cash and cash equivalents

Total cash and cash equivalents were $74.8 million at the end of the third quarter 2026, compared to $80.8 million at the end of the fourth quarter 2025. Interest-earning deposits with other banks increased to $37.8 million at the end of the third quarter 2026, compared to $35.9 million at the end of the fourth quarter 2025 and yielded 3.82% and 4.53%, respectively. The decrease in cash and cash equivalents was primarily driven by paydowns of wholesale funds.

Available for Sale Debt Securities

Available-for-sale debt securities were $581.3 million compared to $597.4 million at the end of the fourth quarter 2025. The decrease was primarily due to net unrealized losses, which increased to $82.6 million from $47.5 million at the end of the fourth quarter 2025, due to the interest rate increase during the quarter. The total unrealized losses include $9.8 million in unrealized losses on fair value hedged municipal securities.  The change in available-for-sale debt securities included $83.9 million in purchases offset in part by $45.9 million in paydowns and $22.1 million in sales, calls and maturities.  The quarter-to-date weighted average yield of the securities portfolio was 4.10% compared to 4.03% at the end of the fourth quarter 2025.  As of the third quarter 2026 and the fourth quarter 2025, the securities portfolio had an average life of 8.0 years and 7.1 years respectively, with an effective duration of 5.5 years and 5.2 years respectively. At the end of the third quarter 2026 all securities remain classified as available for sale.

Federal Home Loan Bank Stock

Federal Home Loan Bank  stock decreased $3.3 million to  $8.0 million at the end of the third quarter 2026 compared to $11.3 million at the end of the fourth quarter 2025, primarily driven by the decrease in wholesale borrowings.

Loans Held for Sale

Loans held for sale were $10.7 million in the third quarter 2026 compared to $5.3 million in the fourth quarter 2025 as we originated $84.0 million in loans held for sale and sold $81.4 million in loans during the first three quarters of 2026.

Loans

Total loans increased $7.8 million to $3.6 billion in the third quarter 2026.  Commercial real estate loans increased $12.0 million primarily due to $161.4 million in originations offset in part by $149.4 million in maturities, payoffs and paydowns.  Commercial and industrial loans increased $17.9 million and included $73.7 million of originations during the first three quarters of 2026.  Residential real estate loans decreased $28.1 million to $973.6 million at the end of the third quarter 2026 compared to $1.0 billion at the end of the fourth quarter 2025, primarily driven by increased prepayment activity.  Consumer loans were $135.2 million at the end of the third quarter 2026 compared to $128.0 million at the end of the fourth quarter 2025 primarily driven by $20.3 million in originations during the period.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) on loans was $31.8 million at the end of the third quarter 2026 compared to $34.1 million at the end of the fourth quarter 2025. The change in the allowance was related to a previously disclosed non-

accruing relationship that was transferred into other real estate owned in the second quarter of 2026.   The loan was previously reserved for and the charge-offs recorded reflect the Company's best estimate of the property's fair value based on underlying appraisal and market information.

Other Assets

Premises and equipment increased in the first nine months of 2026 to $61.4 million compared to $58.2 million at the end of the fourth quarter 2025 driven by on-going branch renovation projects.  Other real estate owned was $7.1 million at the end of the third quarter 2026 due to the aforementioned non-accruing loan, there was no other real estate owned as of December 31, 2025.  Bank-owned life insurance decreased $6.8 million driven by death benefit payouts that occurred at the end of the first quarter 2026, as well as an additional death benefit that was recognized in the second quarter 2026. Other assets increased $21.2 million primarily due to a $15.4 million change in the fair value of customer loan swaps.

Deposits

Total deposits were $3.9 billion at the end of the third quarter 2026 compared to $3.8 billion at the end of the fourth quarter of 2025.  The increase was driven primarily by $105.5 million in new customer non-maturity deposits.  Non-interest bearing demand deposits increased $31.8 million, interest-bearing demand deposits increased $110.6 million, savings deposits increased to $642.9 million and money market deposits increased $24.4 million. Time deposits decreased $57.7 million during the period driven by a $59.0 million reduction in brokered deposits during the third quarter 2026.

Borrowings

Total borrowings decreased $112.2 million at the end of the third quarter 2026 to $157.4 million compared to $269.6 million in the fourth quarter 2025. The decrease was driven by paydowns of wholesale borrowings from loan payoffs as well as a $20.0 million subordinated debt redemption in the third quarter of 2026.

Equity

The Company's book value per share was $31.95 at the end of the third quarter 2026 compared to $31.88 at the end of the fourth quarter 2025.  Tangible book value per share (non-GAAP) was $22.61 at the end of the third quarter 2026, compared to $22.41 at the end of the fourth quarter 2025.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

Net Income

Third quarter 2026 GAAP net income was $16.1 million, or $0.96 per diluted share, and adjusted earnings (Non-GAAP) was $17.5 million, or $1.04 per diluted share, compared to GAAP net income of $8.9 million, or $0.54 per diluted share, and adjusted earnings (Non-GAAP) of $15.4 million or $0.95 per diluted share in the third quarter of 2025.

For the nine months ended September 30, 2026, GAAP net income was $44.8 million, or $2.67 per diluted share, and adjusted earnings (Non-GAAP) was $48.4 million, or $2.88 per diluted share, compared to GAAP net income of $25.2 million, or $1.60 per diluted share, and adjusted earnings (Non-GAAP) of $36.6 million or $2.33 per diluted share for the nine months ended September 30, 2025.

Interest and Dividend Income

Total interest and dividend income increased by 4%, or $2.5 million, to $58.4 million in the third quarter 2026 compared to $55.9 million in the third quarter 2025. Yields on earning assets grew to 5.39% in the third quarter 2026 compared to 5.36% in the third quarter 2025. The yield on available-for-sale debt securities decreased to 4.10% in the third quarter 2026 compared to 4.14% in the same period of 2025. The loan yield grew to 5.64% in the third quarter 2026 compared to 5.60% in the same period of 2025 driven by residential loan yield expansion to 4.81% for the third quarter 2026 from 4.42% in the third quarter of 2025. Total loan yield growth was partially offset by a decrease in the commercial and industrial yield to 6.11% for the third quarter 2026 from 6.45% in the third quarter 2025 driven by payoffs.

Total interest and dividend income increased by 11% to $169.5 million for the nine months ended September 30, 2026 compared to $152.1 million in the prior year primarily driven by the same reasons noted for the quarter. Yields on earning assets grew to 5.32% for the nine months ended September 30, 2026 compared to 5.23% for the same period of 2025. The yield on available-for-sale debt securities increased 14 basis points to 4.07%. The loan yield increased to 5.55% in the nine months ended September 30, 2026 compared to 5.48% for the same period of 2025 as average loan balances grew $341.2 million year-over-year and also benefited from $2.9 million in accretion.

Interest Expense

Total interest expense decreased $1.3 million in the third quarter 2026 compared to the third quarter 2025. Deposit costs were down $1.3 million year-over-year as the cost of interest-bearing deposits decreased to 1.87% in the third quarter 2026 from 2.12% in the same period of 2025. Borrowing costs increased $34 thousand, or 1.3%, year-over-year.

Total interest expense for the nine months ended September 30, 2026 was $54.0 million compared to $56.3 million for the same period ended 2025 driven by a $2.8 million decrease in cost of interest-bearing deposits primarily driven by average brokered deposits which decreased $113.3 million year-over-year. Costs of borrowings increased in the first nine months of 2026 to 5.33% from 4.56% in the same period of 2025.

Net Interest Margin

The net interest margin was 3.77% in the third quarter 2026 compared to 3.56% in the same quarter 2025. As loan balances grew year-over-year the yield on loans expanded 4 basis points to 5.64% compared to 5.60% in the same period of 2025. Interest-bearing deposit costs decreased year-over-year to 1.87% compared to 2.12% in the same period of 2025.

Net interest margin for the nine months ended September 30, 2026 was 3.64% compared to 3.32% for the nine months ended September 30, 2025.  As total average loan balances grew 10%, the yield on loans grew to 5.55% for the nine months ended September 30, 2026, up from 5.48% in the same period for 2025.  Costs of interest-bearing deposits decreased year-over-year to 1.88% in 2026 from 2.22% in 2025. Total interest-bearing liabilities costs decreased in the first nine months of 2026 to 2.12% from 2.41% in the same period of 2025.

Provision for Credit Losses

The provision for credit losses on loans in the third quarter 2026 was a recapture of $167 thousand compared to a  $3.7 million provision in the same period of 2025. The recapture was primarily due to the full payoff of a PCD relationship that previously carried significant reserves. Net charge-offs remained low at $303 thousand in the third quarter of 2026 compared to $316 thousand in the third quarter of 2025. The allowance for credit losses to total loans coverage ratio for the third quarter 2026 remains adequately reserved and was 0.88% compared to 0.95% in the third quarter of 2025.

There was no provision for available-for-sale debt securities in the third quarter of 2026 and 2025 or for the nine months ended September 30, 2026.  For the nine months ended September 30, 2025 there was a provision of $636 thousand related to one corporate debt security.

Non-Interest Income

Non-interest income was $10.8 million in the third quarter 2026 compared to $10.6 million in the same quarter 2025. Trust and investment management fee income increased $283 thousand or 7% to $4.2 million in the third quarter 2026 compared to $3.9 million in the third quarter 2025 as assets under management grew 2.4% over the same periods. Customer service fees increased $255 thousand or 6% during the quarter to $4.6 million compared to $4.3 million in the third quarter 2025. Mortgage banking income increased to $766 thousand in the third quarter of 2026 compared to $423 thousand in the third quarter 2025 driven by higher gains due to the interest rate environment. The increases were offset in part by customer derivative income decreasing to $484 thousand from $962 thousand in the third quarter 2025 due to lower customer swap volume.

Non-interest income for the nine months ended September 30, 2026 was $33.0 million compared to $24.1 million for the same period ended 2025 driven by the loss on available-for-sale debt securities of $4.9 million in 2025 and the increase in bank-owned life insurance income of $2.2 million in 2026 due to the payout and recognition of death benefits during the period.

Non-Interest Expense

Non-interest expenses decreased $1.4 million to $31.4 million in the third quarter 2026 compared to $32.7 million in the third quarter 2025. The decrease was due to acquisition expenses in the prior year. Salaries and employee benefit costs increased 3% to $16.4 million in the third quarter 2026 compared to $15.9 million in the third quarter 2025 driven by cost-of-living adjustments and increased full-time equivalents year-over-year. Occupancy and equipment increased $319 thousand driven primarily by higher operating costs due to the Woodsville acquisition. Amortization of intangible assets increased $116 thousand, reflecting incremental amortization associated with the Woodsville acquisition. Other expenses increased $1.2 million for the third quarter 2026 compared to the third quarter 2025 primarily due to the aforementioned $1.0 million write-down on other real estate owned.

Non-interest expenses increased $6.4 million to $90.4 million for the nine months ended September 30, 2026 compared to $83.9 million in the same period in 2025. The increases were primarily due to the $5.1 million increase in salary and employee benefits due to higher full time equivalents. Occupancy and equipment expenses increased $1.8 million due to higher maintenance contracts as well as on-going renovation projects.

Income Tax Expense

Income tax expense was $4.3 million for the third quarter 2026 compared to $2.2 million for the third quarter of 2025. Our GAAP effective tax rate for the third quarter 2026 was 21.0% compared to 19.8% in the third quarter 2025. Income tax expense for the nine months ended September 30, 2026 was $11.9 million compared to $6.1 million in the same period in 2025. Our GAAP effective tax rate for the nine months ended September 30, 2026 and 2025 was 20.9% and 19.4% respectively.

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

As of September 30, 2026, available same-day liquidity totaled approximately $1.2 billion, including cash, borrowing capacity at FHLB and the Federal Reserve Discount Window and various lines of credit. Additional sources of liquidity include cash flows from operations, wholesale deposits, cash flow from our amortizing securities and loan portfolios. As of September 30, 2026, we had a total borrowing capacity at the FHLB of $990.8 million, of which $591.1 million was unused, total borrowing capacity at the Reserve Bank of $107.1 million, all of which was unused, and unused lines of credit totaling $41.0 million, in addition to $74.8 million in cash.

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

Capital Resources

Please refer to “Comparison of Financial Condition at September 30, 2026 and December 31, 2025- Equity” for a discussion of shareholders’ equity together with Note 7 - “Capital Ratios and Shareholders’ Equity” in the unaudited consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in our most recent Form 10-K.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share as approved by our Board of Directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Historically, and a practice we intend to continue, our principal cash expenditure is the payment of dividends on our common stock, if as and when declared by our Board of Directors. Dividends were paid to our shareholders in the aggregate amount of $16.9 million and $15.0 million for the nine months ended September 30, 2026 and 2025, respectively. All dividends declared and distributed by us will be in compliance with applicable state corporate law and regulatory requirements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
PER SHARE DATA
Net earnings, diluted	$0.96	$0.54	$2.67	$1.60
Adjusted earnings, diluted(1)	1.04	0.95	2.88	2.33
Total book value	31.95	31.22	31.95	31.22
Tangible book value per share(1)	22.61	21.70	22.61	21.70
Market price at period end	38.69	30.46	38.69	30.46
Dividends	0.34	0.32	1.00	0.94

PERFORMANCE RATIOS(2)
Return on assets	1.35%	0.78%	1.28%	0.79%
Adjusted return on assets(1)	1.47	1.35	1.38	1.15
Pre-tax, pre-provision return on assets	1.69	1.30	1.66	1.14
Adjusted pre-tax, pre-provision return on assets (1)	1.85	1.71	1.79	1.49
Return on equity	11.69	6.99	10.95	7.02
Adjusted return on equity(1)	12.70	12.16	11.81	10.20
Return on tangible equity	16.84	10.07	15.81	9.90
Adjusted return on tangible equity(1)	18.27	17.23	17.02	14.27
Net interest margin, fully taxable equivalent(1) (3)	3.77	3.56	3.64	3.32
Efficiency ratio(1)	55.26	56.70	55.59	60.02

FINANCIAL DATA (In millions)
Total assets	$4,704	$4,717	$4,704	$4,717
Total earning assets(4)	4,324	4,336	4,324	4,336
Total available-for-sale debt securities	581	598	581	598
Total loans	3,614	3,584	3,614	3,584
Total allowance for credit losses	32	34	32	34
Total goodwill and intangible assets	156	159	156	159
Total deposits	3,938	3,948	3,938	3,948
Total shareholders' equity	536	521	536	521
Net income	16	9	45	25
Adjusted income(1)	17	15	48	37

ASSET QUALITY AND CONDITION RATIOS
Net charge-offs (recoveries)(5)/average loans	0.03%	0.04%	0.14%	0.03%
Allowance for credit losses/total loans	0.88	0.95	0.88	0.95
Loans/deposits	92	91	92	91
Shareholders' equity to total assets	11.39	11.04	11.39	11.04
Tangible shareholders' equity to total tangible assets(1)	8.34	7.94	8.34	7.94
(1)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q for additional information.
(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3)	Fully taxable equivalent considers the impact of tax-advantaged investment securities and loans.
(4)	Earning assets includes non-accruing loans and interest-bearing deposits with other banks. Securities are valued at amortized cost.
(5)	Current quarter annualized.

CONSOLIDATED LOAN AND DEPOSIT ANALYSIS (UNAUDITED)

The following tables present the quarterly trend in loans by collateral type and deposits and accompanying growth rates as of September 30, 2026 on an annualized basis:

LOAN ANALYSIS

						Annualized
						Growth %
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Quarter	Year
(in thousands, except ratios)	2026	2026	2026	2025	2025	to Date	to Date
Commercial real estate	$2,010,609	$1,988,695	$1,968,403	$1,998,603	$1,942,659	4%	1%
Commercial and industrial	411,766	433,371	417,657	393,851	405,759	(20)	6
Total commercial loans	2,422,375	2,422,066	2,386,060	2,392,454	2,348,418	—	2

Residential real estate	973,648	983,274	993,636	1,001,769	1,025,266	(4)	(4)
Consumer	135,243	132,570	127,681	128,029	126,345	8	8
Tax exempt and other	82,366	76,270	77,871	83,607	83,687	32	(2)
Total loans	$3,613,632	$3,614,180	$3,585,248	$3,605,859	$3,583,716	—%	—%

DEPOSIT ANALYSIS

						Annualized
						Growth %
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Quarter	Year
(in thousands, except ratios)	2026	2026	2026	2025	2025	to Date	to Date
Non-interest bearing demand	$702,668	$678,081	$651,282	$670,786	$692,780	15%	6%
Interest-bearing demand	1,248,282	1,141,043	1,152,888	1,137,730	1,137,362	38	13
Savings	642,937	635,316	649,302	635,329	647,428	5	2
Money market	489,193	481,815	493,432	464,843	488,633	6	7
Total non-maturity deposits	3,083,080	2,936,255	2,946,904	2,908,688	2,966,203	20	8
Time	854,869	917,694	920,811	912,594	981,993	(27)	(8)
Total deposits	$3,937,949	$3,853,949	$3,867,715	$3,821,282	$3,948,196	9%	4%

AVERAGE BALANCES AND AVERAGE YIELDS/RATES (UNAUDITED)

The following tables present average balances and average yields and rates on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2026			2025
	Average		Yield/	Average		Yield/
(in thousands, except ratios)	Balance	Interest(3)	Rate(3)	Balance	Interest(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$58,265	$561	3.82%	$81,709	$924	4.49%
Available-for-sale debt securities	654,636	6,758	4.10	631,572	6,589	4.14
FHLB stock	9,619	193	7.96	11,168	217	7.71
Loans:
Commercial real estate	1,990,307	29,206	5.82	1,887,267	27,970	5.88
Commercial and industrial	504,422	7,764	6.11	483,380	7,860	6.45
Residential	991,993	12,024	4.81	963,311	10,731	4.42
Consumer	133,538	2,450	7.28	120,941	2,205	7.23
Total loans (1)	3,620,260	51,444	5.64	3,454,899	48,766	5.60
Total earning assets	4,342,780	58,956	5.39%	4,179,348	56,496	5.36%
Cash and due from banks	39,817			38,709
Allowance for credit losses	(32,194)			(31,246)
Goodwill and other intangible assets	156,762			139,822
Other assets	223,750			191,446
Total assets	$4,730,915			$4,518,079

Liabilities
Interest-bearing demand	$1,215,024	$4,158	1.36%	$1,059,214	$3,779	1.42%
Savings	640,517	834	0.52	617,314	994	0.64
Money market	473,298	2,831	2.37	432,952	2,825	2.59
Time	883,465	7,280	3.27	961,054	8,821	3.64
Total interest bearing deposits	3,212,304	15,103	1.87	3,070,534	16,419	2.12
Borrowings	205,558	2,578	4.98	250,110	2,544	4.04
Total interest bearing liabilities	3,417,862	17,681	2.05%	3,320,644	18,963	2.27%
Non-interest bearing demand deposits	696,843			647,981
Other liabilities	70,114			46,962
Total liabilities	4,184,819			4,015,587

Total shareholders' equity	546,096			502,492

Total liabilities and shareholders' equity	$4,730,915			$4,518,079

Net interest spread			3.34%			3.09%
Net interest margin			3.77			3.56
(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

	Nine Months Ended September 30,
	2026			2025
	Average	Interest	Yield/	Average	Interest	Yield/
(in thousands, except ratios)	Balance	(3)	Rate(3)	Balance	(3)	Rate(3)
Assets
Interest-earning deposits with other banks	$35,954	$1,047	3.89%	$46,853	1,514	4.32%
Available-for-sale debt securities(2)(3)	648,948	19,741	4.07	605,464	17,795	3.93
FHLB stock	10,617	531	6.69	11,395	566	6.64
Loans:
Commercial real estate	1,990,076	85,406	5.74	1,810,579	77,531	5.73
Commercial and industrial(3)	494,291	22,681	6.13	474,664	22,962	6.47
Residential	994,501	34,891	4.69	871,178	27,573	4.23
Consumer	130,916	6,925	7.07	112,195	5,910	7.04
Total loans (1)	3,609,784	149,903	5.55	3,268,616	133,976	5.48
Total earning assets	4,305,303	171,222	5.32%	3,932,328	153,851	5.23%
Cash and due from banks	37,861			33,247
Allowance for credit losses	(33,142)			(30,522)
Goodwill and other intangible assets	157,302			130,151
Other assets	218,168			179,540
Total assets	$4,685,492			$4,244,744

Liabilities
Interest-bearing demand	$1,156,862	$11,423	1.32%	$969,162	$10,203	1.41%
Savings	641,440	2,523	0.53	573,759	2,911	0.68
Money market	469,458	8,170	2.33	412,263	8,248	2.67
Time	900,578	22,514	3.34	902,696	26,080	3.86
Total interest bearing deposits	3,168,338	44,630	1.88	2,857,880	47,442	2.22
Borrowings	236,204	9,416	5.33	259,086	8,845	4.56
Total interest bearing liabilities	3,404,542	54,046	2.12%	3,116,966	56,287	2.41%
Non-interest bearing demand deposits	672,909			589,894
Other liabilities	60,267			58,473
Total liabilities	4,137,718			3,765,333

Total shareholders' equity	547,774			479,411

Total liabilities and shareholders' equity	$4,685,492			$4,244,744

Net interest spread			3.20%			2.82%
Net interest margin			3.64			3.32

(1)	The average balances of loans include non-accrual loans and unamortized deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost.
(3)	Fully taxable equivalent considers the impact of tax-advantaged securities and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (UNAUDITED)

The following reconciliation table provides a more detailed analysis of these, and reconciliation for, each non-GAAP financial measure:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Calculations	2026	2025	2026	2025
Net income	(R)	$16,089	$8,855	$44,847	$25,158
Non-recurring items:
Loss (gain) on available-for-sale debt securities		(69)	(41)	964	4,901
Gain on sale of premises and equipment, net		47	(206)	181	(113)
(Gain) loss and other expenses on other real estate owned		1,267	—	1,540	—
Provision on non-PCD acquired loans		—	3,954	—	3,954
Acquisition, conversion and other expenses		610	4,978	2,029	6,422
Income tax expense (1)		(457)	(2,141)	(1,162)	(3,738)
Total non-recurring items		1,398	6,544	3,552	11,426
Total adjusted income(2)	(A)	$17,487	$15,399	$48,399	$36,584

Net interest income	(B)	$40,711	$36,959	$115,502	$95,861
Plus: Non-interest income		10,847	10,567	32,993	24,131
Total Revenue		51,558	47,526	148,495	119,992
Loss (gain) on available-for-sale debt securities		(69)	(41)	964	4,901
Total adjusted revenue(2)	(C)	$51,489	$47,485	$149,459	$124,893

Total non-interest expense		$31,367	$32,739	$90,376	$83,928
Non-recurring expenses:
Gain on sale of premises and equipment, net		(47)	206	(181)	113
Gain (loss) and other expenses on other real estate owned		(1,267)	—	(1,540)	—
Acquisition, conversion and other expenses		(610)	(4,978)	(2,029)	(6,422)
Total non-recurring expenses		(1,924)	(4,772)	(3,750)	(6,309)
Adjusted non-interest expense(2)	(D)	$29,443	$27,967	$86,626	$77,619

Total revenue		51,558	47,526	148,495	119,992
Total non-interest expense		31,367	32,739	90,376	83,928
Pre-tax, pre-provision net revenue(2)	(S)	$20,191	$14,787	$58,119	$36,064

Adjusted revenue(2)		51,489	47,485	149,459	124,893
Adjusted non-interest expense(2)		29,443	27,967	86,626	77,619
Adjusted pre-tax, pre-provision net revenue(2)	(U)	$22,046	$19,518	$62,833	$47,274

(in millions)
Average earning assets	(E)	$4,343	$4,179	$4,305	$3,932
Average assets	(F)	4,731	4,518	4,685	4,245
Average shareholders' equity	(G)	546	502	548	479
Average tangible shareholders' equity(2)(3)	(H)	389	360	390	349
Tangible shareholders' equity, period-end(2)(3)	(I)	379	362	379	362
Tangible assets, period-end(2)(3)	(J)	4,547	4,558	4,547	4,558

		Three Months Ended September 30,		Nine Months Ended September 30,
	Calculations	2026	2025	2026	2025
(in thousands)
Common shares outstanding, period-end	(K)	16,766	16,689	16,766	16,689
Average diluted shares outstanding	(L)	16,828	16,284	16,814	15,685

Adjusted earnings per share, diluted(2)	(A/L)	$1.04	$0.95	$2.88	$2.33
Tangible book value per share, period-end(2)	(I/K)	22.61	21.70	22.61	21.70
Total tangible shareholders' equity/total tangible assets(2)	(I/J)	8.34	7.94	8.34	7.94

Performance ratios(4)
Return on assets		1.35%	0.78	1.28%	0.79%
Adjusted return on assets(2)	(A/F)	1.47	1.35	1.38	1.15
Pre-tax, pre-provision return on assets(2)	(S/F)	1.69	1.30	1.66	1.14
Adjusted pre-tax, pre-provision return on assets(2)	(U/F)	1.85	1.71	1.79	1.49
Return on equity		11.69	6.99	10.95	7.02
Adjusted return on equity(2)	(A/G)	12.70	12.16	11.81	10.20
Return on tangible equity (1) (2)	(R+Q)/H	16.84	10.07	15.81	9.90
Adjusted return on tangible equity(1)(2)	(A+Q)/H	18.27	17.23	17.02	14.27
Efficiency ratio(1)(2)(5)	(D-O-Q)/(C+N)	55.26	56.70	55.59	60.02
Net interest margin, fully taxable equivalent(2)	(B+P)/E	3.77	3.56	3.64	3.32

Supplementary data (in thousands)
Taxable equivalent adjustment for efficiency ratio	(N)	$736	$738	$2,685	$2,161
Franchise taxes included in non-interest expense	(O)	1	158	306	430
Tax equivalent adjustment for net interest margin	(P)	565	574	1,675	1,702
Intangible amortization	(Q)	582	466	1,746	932
(1)	Assumes a marginal tax rate of 24.65% in the first, second and third quarter of 2026 and 24.26% in the first, second and third quarter of 2025.
(2)	Non-GAAP financial measure.
(3)	Tangible shareholders' equity is computed by taking total shareholders' equity less the intangible assets at period-end. Tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)	All performance ratios are based on average balance sheet amounts, where applicable.
(5)	Efficiency ratio is computed by dividing adjusted non-interest expense net of franchise taxes and intangible amortization divided by adjusted revenue on a fully taxable equivalent basis.

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

As of September 30, 2026, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was asset sensitive over the one- and two-year horizons.

The following table presents the changes in sensitivities on net interest income for the periods ended September 30, 2026 and 2025:

Change in Interest Rates-Basis Points (Rate Ramp)	1 - 12 Months		13 - 24 Months
(in thousands, except ratios)	$ Change	% Change	$ Change	% Change
As of September 30, 2026
-200	$(9,040)	(5.2)%	$(21,268)	(11.8)%
-100	(5,133)	(3.0)	(10,937)	(6.1)
+100	4,934	2.9	10,670	5.9
+200	9,266	5.4	20,115	11.1
As of September 30, 2025
-200	$(9,288)	(5.8)%	$(20,006)	(12.0)%
-100	(5,005)	(3.1)	(9,562)	(5.7)
+100	5,331	3.3	8,143	4.9
+200	9,314	5.8	15,905	9.5

Assuming short-term and long-term interest rates decline 200 basis points from current levels (i.e., a parallel yield curve shift) over the next twelve months and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income would deteriorate over the one year horizon while deteriorating further from that level over the year two horizon.

Assuming short-term and long-term interest rates increase 200 basis points from current levels (i.e., a parallel yield curve shift) over the next twelve months and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income would improve over the one year horizon while improving further from that level over the year two horizon.

As compared to September 30, 2025, asset sensitivity has decreased in year one while it increased in year two in the rates up 100 and 200 scenarios, and also in the rates down 100 scenario, but decreased in the rates down 200 scenario.

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

Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by using our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold by the Company during the quarter ended September 30, 2026.

On April 21, 2026, the Board of Directors approved a 12-month plan to repurchase up to 5% of the Company’s outstanding shares of common stock, representing approximately 837,000 shares. No shares were repurchased by the Company in the first nine months of 2026 and the maximum number of shares that may be purchased under the plan is 837,000 shares.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.           EXHIBITS

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

Dated: November 9, 2026	By:	/s/ Curtis C. Simard
Curtis C. Simard
President & Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2026		/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)